Form 10-Q/A
period 2010-09-30
Oasis Petroleum Inc.
filed 2010-12-16
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Oasis Petroleum Inc. (“Oasis” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend Part II, Item 5 and Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 10, 2010 (the “Original Quarterly Report”). Oasis is filing this Amendment No. 1 for the sole purpose of filing Exhibit 10.4 to the Original Quarterly Report, which was inadvertently omitted from the exhibits filed with the Original Quarterly Report.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.
Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way. Those sections of the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report. Furthermore, this Amendment does not reflect events occurring after the filing of the Original Quarterly report. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

PART II — OTHER INFORMATION
Item 5. — Other Information
     On November 5, 2010, Oasis Petroleum North America LLC, a subsidiary of the Company closed on the acquisition of approximately 16,700 net acres of land in Roosevelt County, Montana and approximately 300 Boepd of current production from Zenergy Onshore Properties, LLC, a Delaware limited liability company, Zenergy Operating Company, LLC, a Delaware limited liability company, Zeneco, Inc., an Oklahoma corporation, and Garden Isle Investments, LLC, an Oklahoma limited liability company. Total consideration for the transaction was $48.0 million set at the effective date of the acquisition of August 1, 2010 ($49.9 million of cash paid at closing due to closing adjustments). The transaction was funded by cash on the Company’s Consolidated Balance Sheet.
Item 6. — Exhibits

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Credit Agreement dated as of August 11, 2010, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.18 to the Company’s quarterly report on Form 10-Q on August 13, 2010, and incorporated herein by reference).

10.2	Indemnification Agreement, dated September 15, 2010, between Oasis Petroleum Inc. and William J. Cassidy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 17, 2010, and incorporated herein by reference).

10.3	Indemnification Agreement, dated September 27, 2010 , between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q on November 10, 2010, and incorporated herein by reference).

10.4(a)*	Purchase and Sale Agreement, dated November 5, 2010, by and among Oasis Petroleum North America LLC, Zenergy Onshore Properties, LLC, Zenergy Operating Company, LLC, Zeneco, Inc. and Garden Isle Investments, LLC.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	Sarbanes-Oxley Section 906 certification of Principal Executive Officer (furnished as Exhibit 32.1 to the Company’s quarterly report on Form 10-Q filed on November 10, 2010, and incorporated herein by reference).

32.2	Sarbanes-Oxley Section 906 certification of Principal Financial Officer (furnished as Exhibit 32.2 to the Company’s quarterly report on Form 10-Q filed on November 10, 2010, and incorporated herein by reference).

(a)	Filed herewith.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.
Date: December 16, 2010	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Credit Agreement dated as of August 11, 2010, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.18 to the Company’s quarterly report on Form 10-Q on August 13, 2010, and incorporated herein by reference).

10.2	Indemnification Agreement, dated September 15, 2010, between Oasis Petroleum Inc. and William J. Cassidy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 17, 2010, and incorporated herein by reference).

10.3	Indemnification Agreement, dated September 27, 2010 , between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q on November 10, 2010, and incorporated herein by reference).

10.4(a)*	Purchase and Sale Agreement, dated November 5, 2010, by and among Oasis Petroleum North America LLC, Zenergy Onshore Properties, LLC, Zenergy Operating Company, LLC, Zeneco, Inc. and Garden Isle Investments, LLC.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	Sarbanes-Oxley Section 906 certification of Principal Executive Officer (furnished as Exhibit 32.1 to the Company’s quarterly report on Form 10-Q filed on November 10, 2010, and incorporated herein by reference).

32.2	Sarbanes-Oxley Section 906 certification of Principal Financial Officer (furnished as Exhibit 32.2 to the Company’s quarterly report on Form 10-Q filed on November 10, 2010, and incorporated herein by reference).

(a)	Filed herewith.

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

5