Form 10-Q
period 2011-03-31
Oasis Petroleum Inc.
filed 2011-05-13
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-34776

Oasis Petroleum Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0554627
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1001 Fannin Street, Suite 1500
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock outstanding at May 11, 2011: 92,427,300 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

i

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except per
	share data)
ASSETS
Current assets
Cash and cash equivalents	$354,990	$143,520
Short-term investments	114,974	—
Accounts receivable — oil and gas revenues	27,820	25,909
Accounts receivable — joint interest partners	33,352	28,596
Inventory	1,008	1,323
Prepaid expenses	11	490
Advances to joint interest partners	2,710	3,595
Deferred income taxes	9,624	2,470
Other current assets	113	—

Total current assets	544,602	205,903

Property, plant and equipment
Oil and gas properties (successful efforts method)	655,759	580,968
Other property and equipment	2,262	1,970
Less: accumulated depreciation, depletion, amortization and impairment	(113,048)	(99,255)

Total property, plant and equipment, net	544,973	483,683

Deferred costs and other assets	12,018	2,266

Total assets	$1,101,593	$691,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$643	$8,198
Advances from joint interest partners	8,039	3,101
Revenues payable and production taxes	5,622	6,180
Accrued liabilities	37,508	58,239
Accrued interest payable	4,755	2
Derivative instruments	25,497	6,543

Total current liabilities	82,064	82,263

Long-term debt	400,000	—
Asset retirement obligations	9,287	7,640
Derivative instruments	16,143	3,943
Deferred income taxes	48,425	45,432
Other liabilities	759	780

Total liabilities	556,678	140,058

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,407,800 and 92,240,345 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	920	920
Treasury stock, at cost; 20,595 shares	(559)	—
Additional paid-in-capital	644,246	643,719
Retained deficit	(99,692)	(92,845)

Total stockholders’ equity	544,915	551,794

Total liabilities and stockholders’ equity	$1,101,593	$691,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except
	per share data)
Oil and gas revenues	$58,744	$20,068
Expenses
Lease operating expenses	5,942	2,977
Production taxes	6,083	1,910
Depreciation, depletion and amortization	13,812	5,849
Exploration expenses	32	18
Impairment of oil and gas properties	1,381	3,077
Stock-based compensation expenses	—	5,200
General and administrative expenses	5,950	3,516

Total expenses	33,200	22,547

Operating income (loss)	25,544	(2,479)

Other income (expense)
Change in unrealized gain (loss) on derivative instruments	(31,154)	(391)
Realized gain (loss) on derivative instruments	(512)	(26)
Interest expense	(5,198)	(338)
Other income (expense)	312	3

Total other income (expense)	(36,552)	(752)

Income (loss) before income taxes	(11,008)	(3,231)
Income tax benefit (expense)	4,161	—

Net income (loss)	$(6,847)	$(3,231)

Income (loss) per share:
Basic and diluted (Note 10)	$(0.07)	$—

Weighted average shares outstanding:
Basic and diluted (Note 10)	92,047	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Treasury Stock
	Number		Number				Total
	of		of		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Retained Deficit	Equity
Balance as of December 31, 2010	92,240	$920	—	$—	$643,719	$(92,845)	$551,794
Stock-based compensation	189	—		—	527	—	527
Treasury stock — tax withholdings	(21)	—	21	(559)	—	—	(559)
Net income (loss)	—	—	—	—	—	(6,847)	(6,847)

Balance as of March 31, 2011	92,408	$920	21	$(559)	$644,246	$(99,692)	$544,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,847)	$(3,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	13,812	5,849
Impairment of oil and gas properties	1,381	3,077
Deferred income taxes	(4,161)	—
Derivative instruments	31,666	417
Stock-based compensation expenses	527	5,200
Debt discount amortization and other	256	185
Working capital and other changes:
Change in accounts receivable	(6,667)	(5,263)
Change in inventory	(37)	269
Change in prepaid expenses	479	57
Change in other current assets	(113)	—
Change in other assets	(3)	—
Change in accounts payable and accrued liabilities	(7,448)	1,153
Change in other liabilities	—	(11)

Net cash provided by operating activities	22,845	7,702

Cash flows from investing activities:
Capital expenditures	(91,126)	(34,561)
Derivative settlements	(512)	(26)
Purchases of short-term investments	(114,974)	—
Advances to joint interest partners	885	1,888
Advances from joint interest partners	4,938	458

Net cash used in investing activities	(200,789)	(32,241)

Cash flows from financing activities:
Proceeds from credit facility	—	20,000
Principal payments on credit facility	—	(32,000)
Proceeds from issuance of senior notes	400,000	—
Purchases of treasury stock	(559)	—
Debt issuance costs	(10,027)	(1,413)

Net cash provided by (used in) financing activities	389,414	(13,413)

Increase (decrease) in cash and cash equivalents	211,470	(37,952)
Cash and cash equivalents
Beginning of period	143,520	40,562

End of period	$354,990	$2,610

Supplemental non-cash transactions:
Change in accrued capital expenditures	$(16,644)	$2,433
Asset retirement obligations	1,656	283
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Organization
Oasis Petroleum Inc. (“Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a publicly traded entity and the parent company of Oasis Petroleum LLC, the Company’s predecessor. Oasis Petroleum LLC was formed as a Delaware limited liability company on February 26, 2007 by certain members of the Company’s senior management team and through investments made by Oasis Petroleum Management LLC (“OPM”) and certain private equity funds managed by EnCap Investments L.P. (“EnCap”). OPM, a Delaware limited liability company, was formed in February 2007 to allow Company employees to become indirect investors in Oasis Petroleum LLC. In April 2008, the Company formed Oasis Petroleum International LLC (“OPI”), a Delaware limited liability company, to conduct business development activities outside of the United States of America. OPI currently has no business activities or material assets.
A corporate reorganization occurred concurrently with the completion of the Company’s initial public offering (“IPO”) of its common stock on June 22, 2010. The Company sold 30,370,000 shares and OAS Holding Company LLC (“OAS Holdco”), the selling stockholder, sold 17,930,000 shares of the Company’s common stock, in each case, at $14.00 per share. After deducting underwriting discounts and commissions of approximately $25.5 million, the Company received net proceeds of $399.7 million. The selling stockholder received aggregate net proceeds of approximately $236.0 million. The Company did not receive any proceeds from the sale of the shares by OAS Holdco. As a part of this corporate reorganization, the Company acquired all of the outstanding membership interests in Oasis Petroleum LLC, in exchange for shares of the Company’s common stock. The Company’s business continues to be conducted through Oasis Petroleum LLC, as a wholly owned subsidiary.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly owned subsidiaries: Oasis Petroleum LLC, OPNA and OPI. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2010 is derived from audited financial statements. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation have been included. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).

Cash Equivalents and Short-Term Investments
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents. The Company classifies all such investments with original maturity dates greater than 90 days as held-to-maturity securities based on management’s intentions to hold the investments to their maturity date.
Treasury Stock
Treasury stock shares represent shares withheld by the Company to pay tax withholding obligations of certain employees upon the vesting of restricted stock awards. These shares are not part of a publicly announced program to repurchase shares of the Company’s common stock and are accounted for at cost. The Company does not have a publicly announced program to repurchase shares of common stock.
3. Inventory
Equipment and materials consist primarily of tubular goods and well equipment to be used in future drilling or repair operations and are stated at the lower of cost or market with cost determined on an average cost method. Crude oil inventories are valued at the lower of average cost or market value. Inventory consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Equipment and materials	$173	$640
Crude oil inventory	835	683

Total inventory	$1,008	$1,323

4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31,	December 31,
	2011	2010
	(In thousands)
Proved oil and gas properties(1)	$556,028	$479,657
Less: Accumulated depreciation, depletion, amortization and impairment	(112,496)	(98,821)

Proved oil and gas properties, net	443,532	380,836
Unproved oil and gas properties	99,731	101,311
Other property and equipment	2,262	1,970
Less: Accumulated depreciation	(552)	(434)

Other property and equipment, net	1,710	1,536

Total property, plant and equipment, net	$544,973	$483,683

(1)	Included in the Company’s proved oil and gas properties are asset retirement costs of $8.0 million and $6.3 million at March 31, 2011 and December 31, 2010, respectively.
As a result of expiring unproved property leases, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $1.4 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2011 and 2010.

5. Fair Value Measurements
The Company adopted the Financial Accounting Standard Board’s (“FASB”) authoritative guidance on fair value measurements effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non- financial assets and liabilities. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company recognizes its non-financial assets and liabilities, such as asset retirement obligations and proved oil and natural gas properties upon impairment, at fair value on a non-recurring basis.
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
Level 1 — Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Pricing inputs, other than unadjusted quoted prices in active markets included in Level 1, are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3 — Pricing inputs are generally less observable from objective sources, requiring internally developed valuation methodologies that result in management’s best estimate of fair value.
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

	At fair value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets (liabilities):
Money market funds	$215,100	$—	$—	$215,100
Commodity derivative instruments (Note 6)	$—	$—	$(41,640)	$(41,640)

Total	$215,100	$—	$(41,640)	$173,460

	At fair value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets (liabilities):
Commodity derivative instruments (Note 6)	$—	$—	$(10,486)	$(10,486)

Total	$—	$—	$(10,486)	$(10,486)

The Level 1 instruments presented in the table above consist of money market funds included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at March 31, 2011. The Company’s money market funds represent cash equivalents backed by the assets of banks and other liquid securities each with a minimum credit rating of A1/P1. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Level 3 instruments presented in the tables above consist of oil collars. The fair value of the Company’s oil collars is based upon mark-to-market valuation reports provided by its counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has a third-party reviewer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or third party reviewer. The determination of the fair value of the Company’s oil collars also incorporates a credit adjustment for non-performance risk. The Company calculates the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s current cost of prime based borrowings (prime rate and associated margin effect). Based on these calculations, the Company recorded a reduction to the fair value of its derivative instruments in the amount of $1.6 million and $0.3 million at March 31, 2011 and December 31, 2010, respectively.
The following table presents a reconciliation of the changes in fair value of the financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented.

	2011	2010
	(In thousands)
Balance as of January 1	$(10,486)	$(2,953)
Total gains or (losses) (realized or unrealized):
Included in earnings	(31,666)	(417)
Included in other comprehensive income	—	—
Settlements	512	26
Transfers in and out of level 3	—	—

Balance as of March 31	$(41,640)	$(3,344)

Change in unrealized gains (losses) included in earnings relating to derivatives still held at March 31	$(31,154)	$(391)

At March 31, 2011, the Company’s financial instruments, including certain cash and cash equivalents, held-to-maturity investment accounts, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at March 31, 2011 is $400.0 million, which approximates fair value.
Nonfinancial Assets and Liabilities
Asset Retirement Obligations — The carrying amount of the Company’s asset retirement obligations (“ARO”) in the Condensed Consolidated Balance Sheet at March 31, 2011 is $9.3 million (see Note 8 — Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment — The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2011 and 2010.

6. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2011, the Company utilized two-way and three-way collar options to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value (see Note 5 — Fair Value Measurements). Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized in the Other Income (Expense) section of the Condensed Consolidated Statement of Operations as a gain or loss on mark-to-market derivative contracts. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.
As of March 31, 2011, the Company had the following outstanding commodity derivative contracts, all of which settle monthly based on the West Texas Intermediate crude oil index price:

		Total
		Notional	Average
Settlement	Derivative	Amount of	Sub-Floor	Average	Average	Fair Value Asset
Period	Instrument	Oil (Barrels)	Price	Floor Price	Ceiling Price	(Liability)
						(In thousands)
2011	Two-Way Collars	1,662,556		$82.66	$100.60	(17,139)
2011	Three-Way Collars	275,000	$65.00	$82.50	$101.39	(2,634)
2012	Two-Way Collars	1,024,718		$84.58	$102.52	(9,957)
2012	Three-Way Collars	1,036,000	$64.19	$84.12	$107.97	(8,628)
2013	Two-Way Collars	411,500		$89.06	$106.40	(1,749)
2013	Three-Way Collars	427,000	$68.73	$88.73	$119.34	(1,380)
2014	Two-Way Collars	31,000		$90.00	$107.20	(87)
2014	Three-Way Collars	31,000	$70.00	$90.00	$122.45	(66)

						$(41,640)

The following table summarizes the location and fair value of all outstanding commodity derivative contracts recorded in the balance sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value
		March 31,	December 31,
Instrument Type	Balance Sheet Location	2011	2010
		(In thousands)
Crude oil collars	Derivative Instruments — current liabilities	(25,497)	(6,543)
Crude oil collars	Derivative Instruments — non-current liabilities	(16,143)	(3,943)

	Total Derivative Instruments	$(41,640)	$(10,486)

The following table summarizes the location and amounts of realized and unrealized gains and losses from the Company’s commodity derivative contracts for the periods presented:

		Three Months
		Ended March 31,
	Income Statement Location	2011	2010
		(In thousands)
Derivative Contracts	Change in Unrealized Gain (Loss) on Derivative Instruments	$(31,154)	$(391)
Derivative Contracts	Realized Gain (Loss) on Derivative Instruments	(512)	(26)

	Total Commodity Derivative Gain (Loss)	$(31,666)	$(417)

7. Long-Term Debt
Senior Secured Revolving Line of Credit — The Company entered into its third amendment to its amended and restated credit agreement (the “Amended Credit Facility”) on January 21, 2011. The Amended Credit Facility provides for a senior secured revolving line of credit of up to $600.0 million and matures on February 26, 2015. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
Availability under the Amended Credit Facility is restricted to the borrowing base, which is subject to semi-annual redeterminations on April 1 and October 1 of each year. On January 21, 2011, a redetermination of the borrowing base under the Company’s Amended Credit Facility was completed, at the request of the Company, in lieu of the April 1, 2011 redetermination. As a result of this redetermination, the Company’s borrowing base increased from $120 million to $150 million, and was then automatically decreased to $137.5 million in connection with the issuance of the Company’s private placement of $400.0 million of senior unsecured notes due 2019 on February 2, 2011 (discussed below).
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
An ABR loan does not have a set maturity date and may be repaid at any time upon the Company providing advance notification to the lenders under the Amended Credit Facility (the “Lenders”). Interest is paid quarterly on ABR loans based on the number of days an ABR loan is outstanding as of the last business day in March, June, September and December. The Company has the option to convert an ABR loan to a LIBOR-based loan upon providing advance notification to the Lenders. The minimum available loan term is one month and the maximum loan term is six months for LIBOR-based loans. Interest for LIBOR loans is paid upon maturity of the loan term. Interim interest is paid every three months for LIBOR loans that have loan terms that are greater than three months in duration. At the end of a LIBOR loan term, the Amended Credit Facility allows the Company to elect to continue a LIBOR loan with the same or a differing loan term or convert the borrowing to an ABR loan.
On a quarterly basis, the Company also pays a 0.50% annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.

The Amended Credit Facility contains covenants that include, among others:
•	a prohibition against incurring debt, subject to permitted exceptions;
•	a prohibition against making dividends, distributions and redemptions, subject to permitted exceptions;
•	a prohibition against making investments, loans and advances, subject to permitted exceptions;
•	restrictions on creating liens and leases on the assets of the Company and its subsidiaries, subject to permitted exceptions;
•	restrictions on merging and selling assets outside the ordinary course of business;
•	restrictions on use of proceeds, investments, transactions with affiliates or change of principal business;
•	a provision limiting oil and natural gas derivative financial instruments;
•	a requirement that the Company not allow a ratio of Total Net Debt (as defined in the Amended Credit Facility) to consolidated EBITDAX (as defined in the Amended Credit Facility) to be greater than 4.0 to 1.0 for the four quarters ended on the last day of each quarter; and
•	a requirement that the Company maintain a Current Ratio (as defined in the Amended Credit Facility) of consolidated current assets (with exclusions as described in the Amended Credit Facility) to consolidated current liabilities (with exclusions as described in the Amended Credit Facility) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.
The Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable.
As of March 31, 2011, the Company had no borrowings and no outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $137.5 million. The Company was in compliance with the financial covenants of the Amended Credit Facility as of March 31, 2011.
Senior Unsecured Notes — On February 2, 2011, the Company issued $400.0 million of 7.25% senior unsecured notes (the “Notes”) due February 1, 2019. Interest is payable on the Notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. The Notes are guaranteed on a senior unsecured basis by the Company’s material subsidiaries (“Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The issuance of these Notes resulted in net proceeds to the Company of approximately $390.0 million.
The Notes were issued under an Indenture, dated as of February 2, 2011 (the “Base Indenture”), among the Company and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the first supplemental indenture among the Company, the Guarantors and the Trustee, dated as of February 2, 2011 (the “Supplemental Indenture”; the Base Indenture, as amended and supplemented by the Supplemental Indenture, the “Indenture”).
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

In connection with the issuance of the Notes, the Company and Guarantors entered into a Registration Rights Agreement that requires the Company and Guarantors to file a registration statement with the SEC so the holders of the Notes can exchange the Notes for registered notes that have substantially identical terms as the Notes. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the issuance of the Notes. Under certain circumstances, in lieu of a registered exchange offer, the Company must use commercially reasonable efforts to file a shelf registration statement for the resale of the Notes. If the Company fails to satisfy these obligations on a timely basis, the annual interest borne by the Notes will be increased by up to 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
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
Deferred Financing Costs — As of March 31, 2011, the Company had $1.7 million and $9.5 million of deferred financing costs, which are being amortized over the terms of the Amended Credit Facility and the Notes, respectively. The deferred financing costs are included in Deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at March 31, 2011. The amortization of deferred financing costs is included in Interest expense on the Condensed Consolidated Statement of Operations.
8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2011:

(In thousands)
ARO — December 31, 2010	$7,640
Liabilities incurred during period	435
Liabilities settled during period	(19)
Accretion expense	119
Revisions of previous estimates	1,112

ARO — March 31, 2011	$9,287

9. Income Taxes
Prior to its corporate reorganization in connection with the IPO (see Note 1), the Company was a limited liability company and not subject to federal or state income tax (in most states). Accordingly, no provision for federal or state income taxes was recorded prior to the corporate reorganization as the Company’s equity holders were responsible for income tax on the Company’s profits. In connection with the closing of the Company’s IPO in June 2010, the Company merged into a corporation and became subject to federal and state income taxes.
The effective tax rate for the three months ended March 31, 2011 was 37.8%, which was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of March 31, 2011, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at March 31, 2011 recorded in noncurrent deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
10. Income (Loss) Per Share
Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of non-vested restricted shares outstanding during the periods presented, unless their effect is anti-dilutive.
The following is a calculation of the basic and diluted weighted-average shares outstanding for the three months ended March 31, 2011:

(In thousands)
Basic weighted average common shares outstanding	92,047
Dilution effect of stock awards at end of period(1)	—

Diluted weighted average common shares outstanding	92,047

Anti-dilutive stock-based compensation awards	260

(1)	Because the Company reported a net loss for the three months ended March 31, 2011, no unvested stock awards were included in computing loss per share because the effect would be anti-dilutive.
11. Commitments and Contingencies
Lease Obligations — The Company’s total rental commitments under non-cancelable leases for office space and other property and equipment were $5.8 million at March 31, 2011. On January 12, 2011, the Company executed an amendment to its office space lease agreement for an additional 11,638 square feet of space within its current office building. Under the terms of the amendment, the Company’s rental obligation for the new premises commenced on May 1, 2011 and terminates on September 30, 2017 for an additional obligation of $2.5 million.
Drilling Contracts — As of March 31, 2011, the Company had three drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be obligated to pay approximately $17.0 million as of March 31, 2011 for the days remaining through the end of the primary terms of the contracts.

Volume Commitment Agreements — As of March 31, 2011, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 1.8 MMBbl and 3 Bcf from its West Williston project area within a specified timeframe. Future obligations under these agreements are approximately $6.4 million as of March 31, 2011.
Fracturing Services — On March 30, 2011, the Company entered into a master services agreement with a third party service company for an initial term greater than one year. In the event of early contract termination under this agreement, the Company would be obligated to pay approximately $15.0 million as of March 31, 2011 for the months remaining through the end of the primary term of the agreement.
Litigation — The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. The Company believes all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.
12. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative Instruments — In April 2011, the Company entered into new three-way collar option contracts, all of which settle monthly based on the West Texas Intermediate crude oil index price, for a total notional amount of 122,500 barrels in 2011 and 366,000 barrels in 2012. These commodity derivatives do not qualify for and were not designated as hedging instruments for accounting purposes.
Volume Commitment Agreements — In April 2011, the Company entered into additional marketing agreements with requirements to deliver a minimum quantity of approximately 9.0 MMBbl from its West Williston project area and 5.8 Bcf from its East Nesson project area within a specified timeframe. The future obligation under these agreements is approximately $29.3 million.

Item 2.	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Item 1A. “Risk Factors” in our 2010 Annual Report, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about our:
•	business strategy;
•	reserves;
•	technology;
•	cash flows and liquidity;
•	financial strategy, budget, projections and operating results;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	availability of drilling, completion and production equipment;
•	availability of qualified personnel;
•	the amount, nature and timing of capital expenditures, including future development costs;
•	availability and terms of capital;
•	drilling and completion of wells;
•	gathering, transportation and marketing of oil and natural gas;
•	exploitation or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas-producing countries;
•	uncertainty regarding our future operating results;
•	estimated future net reserves and present value thereof; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by Securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in oil and natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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
Our ability to develop and hold our existing undeveloped leasehold acreage is primarily dependent upon having access to drilling rigs and completion services. The utilization of existing drilling rigs and of existing completion service equipment in the Williston Basin is at an all-time high. This has resulted in drilling rigs, completion equipment and crews being imported from Canada and other parts of the United States. To ensure access to drilling rigs, we have entered into fixed-term drilling rig contracts for periods of up to 2.5 years and currently have seven drilling rigs under contract. We also enter into service contracts to ensure the availability of completion services and the timely fracture stimulation of newly drilled wells. Our large concentrated acreage position potentially provides a multi-year inventory of drilling projects and requires some forward planning visibility for obtaining services.
First Quarter 2011 Highlights:
•	Completed and placed on production 23 gross wells (6.4 net wells) in the Bakken and Three Forks formations;
•	Drilling or in the process of completing 47 gross wells (20.6 net wells) in the Bakken and Three Forks formations at March 31, 2011;
•	Gross operated wells waiting on completion increased to 23 due to inclement weather during the first quarter of 2011;
•	Average daily production of 8,090 Boe per day during the three months ended March 31, 2011;
•	Capital expenditures of $75.5 million, consisting primarily of $73.2 million in drilling expenditures;
•	Increased our borrowing base from $120 million to $137.5 million, as a result of our semi-annual redetermination on January 21, 2010; and
•	Issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019. The issuance of these notes resulted in net proceeds to us of approximately $390.0 million, which we are using to fund our exploration, development and acquisition program and for general corporate purposes.
Results of Operations
Revenues
Our revenues are derived from the sale of oil and natural gas production and do not include the effects of derivatives instruments. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended March 31,
	2011	2010	$ Change
Operating results (in thousands):
Revenues
Oil	$57,172	$18,943	$38,229
Natural gas	1,572	1,125	447

Total oil and gas revenues	58,744	20,068	38,676
Production data:
Oil (MBbls)	694	270	424
Natural gas (MMcf)	202	160	42
Oil equivalents (MBoe)	728	297	431
Average daily production (Boe/d)	8,090	3,295	4,795
Average sales prices:
Oil, without realized derivatives (per Bbl)	$82.33	$70.21	$12.12
Oil, with realized derivatives (1) (per Bbl)	81.59	70.12	11.47
Natural gas (per Mcf)	7.78	7.02	0.76

(1)	Realized prices include realized gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.

Three months ended March 31, 2011 as compared to three months ended March 31, 2010
Oil and natural gas revenues. Our oil and natural gas sales revenues increased $38.7 million, or 193%, to $58.7 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,795 Boe per day, or 146%, to 8,090 Boe per day during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in average daily production sold was primarily a result of our well completions during the last three quarters of 2010 and the first quarter 2011. Well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 3,242 Boe per day, 1,458 Boe per day and 855 Boe per day, respectively, during the first quarter of 2011 as compared to the first quarter of 2010. The higher production amounts sold increased revenues by $35.3 million, and the remaining $3.4 million increase in revenues was attributable to higher oil sales prices during the three months ended March 31, 2011. Average oil sales prices, without realized derivatives, increased by $12.12/Bbl, or 17%, to an average of $82.33/Bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
Expenses
The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended March 31,
	2011	2010	$ Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$5,942	$2,977	$2,965
Production taxes	6,083	1,910	4,173
Depreciation, depletion and amortization	13,812	5,849	7,963
Exploration expenses	32	18	14
Impairment of oil and gas properties	1,381	3,077	(1,696)
Stock-based compensation expenses	—	5,200	(5,200)
General and administrative expenses	5,950	3,516	2,434

Total expenses	$33,200	$22,547	$10,653

Operating income (loss)	25,544	(2,479)	28,023

Other income (expense):
Change in unrealized gain (loss) on derivative instruments	(31,154)	(391)	(30,763)
Realized gain (loss) on derivative instruments	(512)	(26)	(486)
Interest expense	(5,198)	(338)	(4,860)
Other income (expense)	312	3	309

Total other income (expense)	(36,552)	(752)	(35,800)

Income (loss) before income taxes	(11,008)	(3,231)	(7,777)
Income tax benefit (expense)	4,161	—	4,161

Net income (loss)	$(6,847)	$(3,231)	$(3,616)

Cost and expense (per Boe of production):
Lease operating expenses	$8.16	$10.04	$(1.88)
Production taxes	8.35	6.44	1.91
Depreciation, depletion and amortization	18.97	19.73	(0.76)
Stock-based compensation expenses	—	17.54	(17.54)
General and administrative expenses	8.17	11.86	(3.69)

Three months ended March 31, 2011 compared to three months ended March 31, 2010
Lease operating expenses. Lease operating expenses increased $3.0 million to $5.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was due to an increased number of producing wells and increased water production period over period. The 146% increase in production volumes from the three months ended March 31, 2010 to the three months ended March 31, 2011 resulted in a 19% decrease in unit operating expenses from $10.04 to $8.16 per Boe.
Production taxes. Our production taxes for the three months ended March 31, 2011 and 2010 were 10.4% and 9.5%, respectively, as a percentage of oil and natural gas sales. The 2011 production tax rate was higher than the 2010 production tax rate due to an increased portion of our oil revenues subject to taxation in North Dakota, which imposes an 11.5% production tax rate.
Depreciation, depletion and amortization (DD&A). Depreciation, depletion and amortization expense increased $8.0 million to $13.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in DD&A expense for the three months ended March 31, 2011 was primarily due to the 146% production increase. The DD&A rate for the three months ended March 31, 2011 was $18.97 per Boe compared to $19.73 per Boe for the three months ended March 31, 2010. The lower DD&A rate was due to the lower cost of reserve additions associated with our 2010 acquisitions and drilling activities.
Impairment of oil and gas properties. During the three months ended March 31, 2011 and 2010, we recorded non-cash impairment charges of $1.4 million and $3.1 million, respectively, for unproved property leases that expired during the period. No impairment charges of proved oil and gas properties were recorded for the three months ended March 31, 2011 and 2010.
Stock-based compensation expenses. For the three months ended March 31, 2010, we recorded a $5.2 million non-cash charge for stock-based compensation expense associated with OPM’s grant of 1.0 million Class C Unit Interests (“C Units”). The C Units were granted on March 24, 2010 to individuals who were employed by us as of February 1, 2010 and who were not executive officers or key employees with an existing capital investment in OPM. The C Units were membership interests in OPM and not direct interests in us. The C Units were non-transferable, had no voting power and vested immediately on the grant date. Based on the characteristics of these awards, we concluded that they represented equity-type awards and we accounted for the value of these awards as if they had been awarded by us. We used fair-value-based methods to determine the value of stock-based compensation awarded to our employees and recognized the entire amount as expense due to the immediate vesting of the awards, with no future requisite service period required by the employees. As of December 31, 2010, OPM had distributed substantially all cash or requisite common stock to its members based on membership interests and distribution percentages. No stock-based compensation expense was recorded for the three months ended March 31, 2011 related to the C Units.
General and administrative expenses. Our general and administrative expenses increased $2.4 million for the three months ended March 31, 2011 from $3.5 million for the three months ended March 31, 2010. Of this increase, approximately $1.1 million was due to the impact of our organizational growth on employee compensation and $0.5 million was due to the amortization of our restricted stock awards for the three months ended March 31, 2011. The remaining increase was primarily due to additional costs related to being a public entity. As of March 31, 2011, we had 70 full-time employees compared to 31 full-time employees as of March 31, 2010.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement losses of $0.5 million and $26 thousand for the three months ended March 31, 2011 and 2010, respectively. In addition, as a result of forward oil price increases, we recognized $31.2 million and $0.4 million of non-cash unrealized mark-to-market derivative losses during the three months ended March 31, 2011 and 2010, respectively.
Interest expense. Interest expense increased $4.9 million to $5.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was the result of interest related to our senior unsecured notes issued in February 2011 at an interest rate of 7.25%. There were no borrowings under our revolving credit facility during the three months ended March 31, 2011 compared to a weighted average outstanding debt balance of $12.9 million at a weighted average interest rate of 10.6% for the three months ended March 31, 2010.

Income taxes. Prior to our corporate reorganization, we were a limited liability company not subject to entity-level income tax. Accordingly, no provision for federal or state corporate income taxes was recorded for the three months ended March 31, 2010 as our taxable income was allocated directly to our equity holders. In connection with the closing of our IPO in June 2010, we merged into a corporation and became subject to federal and state entity-level taxation. Our income tax benefit was $4.2 million for the three months ended March 31, 2011, resulting in an effective tax rate of 37.8%. Our effective tax rate is expected to continue to closely resemble the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business. At March 31, 2011, we had deferred tax assets for our federal and state tax loss carryforwards recorded in noncurrent deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been proceeds from our IPO in June 2010, proceeds from our private placement of senior unsecured notes in February 2011, borrowings under our revolving credit facility, cash flows from operations and capital contributions from private investors prior to our IPO. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$22,845	$7,702
Net cash used in investing activities	(200,789)	(32,241)
Net cash provided by (used in) financing activities	389,414	(13,413)

Net increase (decrease) in cash and cash equivalents	$211,470	$(37,952)

Cash flows provided by operating activities
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our earnings potential in periods of rising oil prices.
Net cash provided by operating activities was $22.8 million and $7.7 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash flows provided by operating activities for the period ended March 31, 2011 as compared to 2010 was primarily the result of an increase in oil and natural gas production of 146%. In addition, at March 31, 2011, we had a working capital surplus of $462.5 million. This surplus was primarily attributable to our cash balance as a result of the net proceeds from the issuance of our senior unsecured notes in February 2011.
Cash flows used in investing activities
Net cash used in investing activities was $200.8 million and $32.2 million during the three months ended March 31, 2011 and 2010, respectively. The increase in cash used in investing activities for the three months ended March 31, 2011 compared to 2010 of $168.6 million was attributable to increased levels of capital expenditures for drilling, development and acquisition costs.

Our capital expenditures for drilling, development and acquisition costs are summarized in the following table:

Three Months Ended
March 31, 2011
(In thousands)
Project Area:
West Williston	$61,314
East Nesson	9,787
Sanish	4,407
Other(1)	2

Total(2)	$75,510

(1)	Represents data relating to our properties in the Barnett shale.

(2)	Capital expenditures reflected in the table above differ from the amounts shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis. The capital expenditures amount presented in the statement of cash flows also includes cash paid for other property and equipment as well as cash paid for asset retirement obligations.
Our total 2011 exploration and production capital expenditure budget is $490 million, which consists of:
•	$402 million for drilling and completing operated wells;
•	$39 million for drilling and completing non-operated wells;
•	$19 million for maintaining and expanding our leasehold position;
•	$21 million for constructing infrastructure to support production in our core project areas; and
•	$9 million for micro-seismic work, purchasing seismic data and other test work.
While we have budgeted $490 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. We believe that the net proceeds from our private offering of senior unsecured notes of approximately $390.0 million, which closed on February 2, 2011, together with cash on hand and cash flows from operating activities should be more than sufficient to fund our 2011 capital expenditure budget. However, because the operated wells funded by our 2011 drilling plan represent only a small percentage of our gross identified drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of identified drilling locations should we elect to do so.
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
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $389.4 million for the three months ended March 31, 2011, which was primarily provided by the net proceeds from the issuance of our senior unsecured notes in February 2011. For the three months ended March 31, 2010, net cash used in financing activities was $13.4 million, which primarily related to repayments of our borrowings under our revolving credit facility.
Senior Secured Revolving Line of Credit. On January 21, 2011, we amended our credit facility (“Amended Credit Facility”), which increased our borrowing base to $600.0 million and extended the maturity date to February 2015. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. At our election, interest is generally determined by reference to (i) the London interbank offered rate, or LIBOR, plus an applicable margin between 2.00% and 2.75% per annum; or (ii) a domestic bank prime rate plus an applicable margin between 0.50% and 1.25% per annum.

The Amended Credit Facility provides for semi-annual redeterminations on April 1 and October 1 of each year. In connection with the most recent amendment to our revolving credit facility, a redetermination of our borrowing base was completed at our request on January 21, 2011 in lieu of the scheduled April 1, 2011 semi-annual redetermination. As a result of this redetermination, our borrowing base increased from $120 million to $150 million, and was then automatically reduced to $137.5 million in connection with the issuance of our senior unsecured notes on February 2, 2011 (described below). As of March 31, 2011, we had no borrowings and no outstanding letters of credit under the Amended Credit Facility.
The Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders under our Amended Credit Facility may declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable. As of March 31, 2011, we were in compliance with the financial covenants of the Amended Credit Facility.
Senior Unsecured Notes. On February 2, 2011, we issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “Notes”). Interest is payable on the notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. These notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these notes resulted in net proceeds to us of approximately $390.0 million which we are using to fund our exploration, development and acquisition program and for general corporate purposes.
The Notes were issued under an Indenture (the “Base Indenture”), among the Company and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the first supplemental indenture among the Company, the Guarantors and the Trustee, dated as of February 2, 2011 (the “Supplemental Indenture”; the Base Indenture, as amended and supplemented by the Supplemental Indenture, the “Indenture”).
The Indenture restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The Indenture also contains customary events of default.
Fair Value of Financial Instruments
See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our derivative instruments and related fair value measurement. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.
Contractual Obligations
We have the following contractual obligations and commitments as of March 31, 2011 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases (1)	$5,813	$893	$1,792	$1,784	$1,344
Drilling rig commitments (1)	16,990	10,070	6,920	—	—
Volume commitment agreements (1)	6,449	—	1,199	5,250	—
Fracturing service agreements (1)	15,000	9,000	6,000	—	—
Senior unsecured notes (2)	400,000	—	—	—	400,000
Asset retirement obligations (3)	9,287	—	1,606	412	7,269

Total	$453,539	$19,963	$17,517	$7,446	$408,613

(1)	See Note 11 to our unaudited condensed consolidated financial statements for a description of our operating leases, drilling rig commitments, volume commitment agreements and fracturing service agreements.

(2)	See Note 7 to our unaudited condensed consolidated financial statements for a description of our senior unsecured notes. As of March 31, 2011, we had no balance outstanding under our Amended Credit Facility.

(3)	Amounts represent our estimate of future asset retirement obligations on an undiscounted basis. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 8 to our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2010 Annual Report other than those noted below.
Cash Equivalents and Short-Term Investments
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents. The Company classifies all such investments with original maturity dates greater than 90 days as held-to-maturity securities based on management’s intentions to hold the investments to their maturity date.
Treasury Stock
Treasury stock shares represent shares withheld by the Company to pay tax withholding obligations of certain employees upon the vesting of restricted stock awards. These shares are not part of a publicly announced program to repurchase shares of the Company’s common stock and are accounted for at cost. The Company does not have a publicly announced program to repurchase shares of common stock.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements.

Item 3.	—	Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2010 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.
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

We utilize derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2011, we utilized two-way and three-way collar options to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be NYMEX-WTI plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We record all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of March 31, 2011:

		Total
		Notional	Average
Settlement	Derivative	Amount of	Sub-Floor	Average	Average	Fair Value Asset
Period	Instrument	Oil (Barrels)	Price	Floor Price	Ceiling Price	(Liability)
						(In thousands)
2011	Two-Way Collars	1,662,556		$82.66	$100.60	(17,139)
2011	Three-Way Collars	275,000	$65.00	$82.50	$101.39	(2,634)
2012	Two-Way Collars	1,024,718		$84.58	$102.52	(9,957)
2012	Three-Way Collars	1,036,000	$64.19	$84.12	$107.97	(8,628)
2013	Two-Way Collars	411,500		$89.06	$106.40	(1,749)
2013	Three-Way Collars	427,000	$68.73	$88.73	$119.34	(1,380)
2014	Two-Way Collars	31,000		$90.00	$107.20	(87)
2014	Three-Way Collars	31,000	$70.00	$90.00	$122.45	(66)

						$(41,640)

Interest rate risk. We had $400.0 million of senior unsecured notes outstanding at March 31, 2011, which have a fixed cash interest rate of 7.25% per annum. During the first quarter of 2011, we had no indebtedness outstanding under our revolving credit facility. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, all of which are lenders under our revolving credit facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the hedged volumes placed under individual contracts.
While we do not require all of our customers to post collateral and we do not have a formal process in place to evaluate and assess the credit standing of our significant customers for oil and natural gas receivables and the counterparties on our derivative instruments, we do evaluate the credit standing of such counterparties as we deem appropriate under the circumstances. This evaluation may include reviewing a counterparty’s credit rating, latest financial information and, in the case of a customer with which we have receivables, their historical payment record, the financial ability of the customer’s parent company to make payment if the customer cannot and undertaking the due diligence necessary to determine credit terms and credit limits. Several of our significant customers for oil and natural gas receivables have a credit rating below investment grade or do not have rated debt securities. In these circumstances, we have considered the lack of investment grade credit rating in addition to the other factors described above.

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
Material Weakness in Internal Control over Financial Reporting. Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. As previously discussed in Item 9A. “Controls and Procedures” of our 2010 Annual Report, we did not maintain an effective control environment in that the design and execution of our controls did not consistently result in effective review and supervision by individuals with financial reporting oversight roles. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare our financial statements, which resulted in certain control deficiencies. We concluded that these control deficiencies constituted a material weakness in our control environment.
Remediation Activities. Although remediation efforts are still in progress, management has taken steps to address the cause of the material weakness by putting into place new accounting processes and control procedures. In addition, we have hired additional accounting and financial reporting staff since our IPO, implemented additional analysis and reconciliation procedures and increased the levels of review and approval. Additionally, we have begun taking steps to comprehensively document and analyze our system of internal control over financial reporting in preparation for our first management report on internal control over financial reporting required in connection with our Annual Report on Form 10-K for the year ended December 31, 2011.
Management will continue to evaluate the design and effectiveness of these control changes in conjunction with its ongoing evaluation, review, formalization and testing of our internal control environment over the remainder of 2011. We will not complete our review until after this Quarterly Report on Form 10-Q is filed. We cannot predict the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies, which could give rise to additional significant deficiencies and other material weaknesses.
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the previously identified material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2011. Notwithstanding the existence of the material weakness, management concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial condition, results of operations and cash flows for all periods presented.
Changes in Internal Control over Financial Reporting. As our remediation efforts are still in progress, as described above, there were changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	—	Legal Proceedings
See Part I, Item 1, Note 11 to our unaudited condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A.	—	Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2010 Annual Report.

Item 2.	—	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2011:

	Total		Total Number of Shares	Maximum Number (or
	Number of	Average Price	Purchased as Part of	Approximate Dollar Value) of
	Shares	Paid	Publicly Announced	Shares that May Be Purchased
Period	Purchased (1)	per Share	Plans or Programs	Under the Plans or Programs
January 1, 2011 to January 31, 2011	20,595	$27.12	—	—
February 1, 2011 to February 28, 2011	—	—	—	—
March 1, 2011 to March 31, 2011	—	—	—	—

Total	20,595	$27.12	—	—

(1)	Represent shares that employees surrendered back to the Company that equaled in value the amount of taxes needed for tax withholding obligations upon the vesting of restricted stock awards.

Item 6.	—	Exhibits

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

4.2
Indenture dated as of February 2, 2011 among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 2, 2011, and incorporated herein by reference).

Exhibit
No.		Description of Exhibit
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

10.2
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

10.3
Indemnification Agreement, dated February 15, 2011, between Oasis Petroleum Inc. and Ted Collins, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 18, 2011, and incorporated herein by reference).

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

OASIS PETROLEUM INC.
Date: May 13, 2011	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Roy W. Mace
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

10.2
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

10.3
Indemnification Agreement, dated February 15, 2011, between Oasis Petroleum Inc. and Ted Collins, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 18, 2011, and incorporated herein by reference).

31.1	(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

(a)	Filed herewith.

(b)	Furnished herewith.