Form 10-Q
period 2011-06-30
Oasis Petroleum Inc.
filed 2011-08-10
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock outstanding at August 8, 2011: 92,448,178 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page

PART I — FINANCIAL INFORMATION	1

Item 1. — Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011	3

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Notes to the Condensed Consolidated Financial Statements	5

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. — Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. — Controls and Procedures	33

PART II — OTHER INFORMATION	35

Item 1. — Legal Proceedings	35

Item 1A. — Risk Factors	35

Item 6. — Exhibits	35

SIGNATURES	36

EXHIBIT INDEX	37
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$300,005	$143,520
Short-term investments	124,939	—
Accounts receivable — oil and gas revenues	28,924	25,909
Accounts receivable — joint interest partners	45,552	28,596
Inventory	1,041	1,323
Prepaid expenses	693	490
Advances to joint interest partners	2,612	3,595
Deferred income taxes	1,906	2,470
Other current assets	211	—

Total current assets	505,883	205,903

Property, plant and equipment
Oil and gas properties (successful efforts method)	782,764	580,968
Other property and equipment	8,285	1,970
Less: accumulated depreciation, depletion, amortization and impairment	(127,797)	(99,255)

Total property, plant and equipment, net	663,252	483,683

Deferred costs and other assets	11,703	2,266

Total assets	$1,180,838	$691,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,717	$8,198
Advances from joint interest partners	8,952	3,101
Revenues payable and production taxes	6,988	6,180
Accrued liabilities	50,924	58,239
Accrued interest payable	12,005	2
Derivative instruments	5,049	6,543

Total current liabilities	124,635	82,263

Long-term debt	400,000	—
Asset retirement obligations	9,997	7,640
Derivative instruments	4,904	3,943
Deferred income taxes	60,936	45,432
Other liabilities	1,058	780

Total liabilities	601,530	140,058

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,450,195 issued and 92,429,600 outstanding at June 30, 2011 and 92,240,345 issued and outstanding at December 31, 2010	921	920
Treasury stock, at cost; 20,595 shares	(559)	—
Additional paid-in-capital	645,289	643,719
Retained deficit	(66,343)	(92,845)

Total stockholders’ equity	579,308	551,794

Total liabilities and stockholders’ equity	$1,180,838	$691,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Oil and gas revenues	$67,206	$26,734	$125,950	$46,802
Expenses
Lease operating expenses	6,198	2,927	12,140	5,904
Production taxes	7,085	2,702	13,168	4,612
Depreciation, depletion and amortization	13,100	8,783	26,912	14,632
Exploration expenses	259	24	291	42
Impairment of oil and gas properties	1,536	7,907	2,917	10,984
Stock-based compensation expenses	—	—	—	5,200
General and administrative expenses	6,614	3,743	12,564	7,259

Total expenses	34,792	26,086	67,992	48,633

Operating income (loss)	32,414	648	57,958	(1,831)

Other income (expense)
Change in unrealized gain on derivative instruments	31,687	3,399	533	3,008
Realized loss on derivative instruments	(4,140)	(33)	(4,652)	(59)
Interest expense	(6,761)	(509)	(11,959)	(847)
Other income	379	12	691	15

Total other income (expense)	21,165	2,869	(15,387)	2,117

Income before income taxes	53,579	3,517	42,571	286
Income tax expense	20,230	29,867	16,069	29,867

Net income (loss)	$33,349	$(26,350)	$26,502	$(29,581)

Income (loss) per share:
Basic and diluted (Note 10)	$0.36	$(3.26)	$0.29	$(7.28)

Weighted average shares outstanding:
Basic (Note 10)	92,048	8,088	92,047	4,066
Diluted (Note 10)	92,151	8,088	92,177	4,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Treasury Stock
	Number		Number				Total
	of		of		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Equity
Balance as of December 31, 2010	92,240	$920	—	$—	$643,719	$(92,845)	$551,794

Stock-based compensation	211	—	—	—	1,571	—	1,571

Vesting of restricted shares	—	1	—	—	(1)	—	—

Treasury stock — tax withholdings	(21)	—	21	(559)	—	—	(559)

Net income	—	—	—	—	—	26,502	26,502

Balance as of June 30, 2011	92,430	$921	21	$(559)	$645,289	$(66,343)	$579,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$26,502	$(29,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,912	14,632
Impairment of oil and gas properties	2,917	10,984
Deferred income taxes	16,069	29,867
Derivative instruments	4,119	(2,949)
Stock-based compensation expenses	1,571	5,249
Debt discount amortization and other	648	332
Working capital and other changes:
Change in accounts receivable	(19,945)	(15,601)
Change in inventory	(65)	(1,789)
Change in prepaid expenses	(254)	(1,065)
Change in other current assets	(211)	—
Change in other assets	(103)	(84)
Change in accounts payable and accrued liabilities	43,612	10,657
Change in other liabilities	323	(22)

Net cash provided by operating activities	102,095	20,630

Cash flows from investing activities:
Capital expenditures	(212,267)	(101,568)
Derivative settlements	(4,652)	(59)
Purchases of short-term investments	(124,939)	—
Advances to joint interest partners	983	2,236
Advances from joint interest partners	5,851	1,174

Net cash used in investing activities	(335,024)	(98,217)

Cash flows from financing activities:
Proceeds from sale of common stock	—	399,669
Proceeds from credit facility	—	72,000
Principal payments on credit facility	—	(107,000)
Proceeds from issuance of senior notes	400,000	—
Purchases of treasury stock	(559)	—
Debt issuance costs	(10,027)	(1,413)

Net cash provided by financing activities	389,414	363,256

Increase in cash and cash equivalents	156,485	285,669
Cash and cash equivalents
Beginning of period	143,520	40,562

End of period	$300,005	$326,231

Supplemental non-cash transactions:
Change in accrued capital expenditures	$(6,676)	$7,726
Asset retirement obligations	2,357	(183)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Organization
Oasis Petroleum Inc. (“Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a publicly traded entity and the parent company of Oasis Petroleum LLC, the Company’s predecessor. Oasis Petroleum LLC was formed as a Delaware limited liability company on February 26, 2007 by certain members of the Company’s senior management team and through investments made by Oasis Petroleum Management LLC (“OPM”) and certain private equity funds managed by EnCap Investments L.P. (“EnCap”). OPM, a Delaware limited liability company, was formed in February 2007 to allow Company employees to become indirect investors in Oasis Petroleum LLC. In May 2007, the Company formed Oasis Petroleum North America LLC (“OPNA”), a Delaware limited liability company, to conduct the domestic oil and natural gas exploration and production activities of the Company. In April 2008, the Company formed Oasis Petroleum International LLC (“OPI”), a Delaware limited liability company, to conduct business development activities outside of the United States of America. In June 2011, the Company formed Oasis Well Services LLC (“OWS”), a Delaware limited liability company, to provide well services to OPNA. OWS and OPI currently have no business activities or material assets.
A corporate reorganization occurred concurrently with the completion of the Company’s initial public offering (“IPO”) of its common stock on June 22, 2010. The Company sold 30,370,000 shares and OAS Holding Company LLC (“OAS Holdco”), the selling stockholder, sold 17,930,000 shares of the Company’s common stock, in each case, at $14.00 per share. After deducting underwriting discounts and commissions of approximately $25.5 million, the Company received net proceeds of $399.7 million. The selling stockholder received aggregate net proceeds of approximately $236.0 million. The Company did not receive any proceeds from the sale of the shares by OAS Holdco. As a part of this corporate reorganization, the Company acquired all of the outstanding membership interests in Oasis Petroleum LLC in exchange for shares of the Company’s common stock. The Company’s business continues to be conducted through Oasis Petroleum LLC, as a wholly owned subsidiary.
Nature of Business
The Company is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the Williston Basin. The Company’s assets, which consist of proved and unproved oil and natural gas properties, are located primarily in the Montana and North Dakota areas of the Williston Basin and are owned by OPNA.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly owned subsidiaries: Oasis Petroleum LLC, OPNA, OPI and OWS. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2010 is derived from audited financial statements. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation have been included. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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
The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 contained an understatement of net cash provided by operating activities and net cash used in investing activities of $3.4 million. This misstatement was a result of management reclassifying changes associated with capital expenditure accrual amounts, included in working capital accounts, from operating cash flows to capital expenditures in investing cash flows. Management of the Company concluded that the misstatement was not material to the three months ended March 31, 2011, and as such, corrected the misstatement during preparation of this Quarterly Report on Form 10-Q. There was no impact on the condensed consolidated balance sheet or condensed consolidated statement of operations for the three months ended March 31, 2011.
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
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalization of interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off.
Recent Accounting Pronouncements
Fair value. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes some fair value measurement principles under U.S. GAAP, including a change in the valuation premise and the application of premiums and discounts. It also contains some new disclosure requirements under U.S. GAAP. It is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this new guidance to have a significant impact on its financial position, cash flows or results of operations.
Comprehensive income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The Company does not expect the adoption of this new guidance to have any impact on its financial position, cash flows or results of operations.

3. Inventory
Equipment and materials consist primarily of tubular goods and well equipment to be used in future drilling or repair operations and are stated at the lower of cost or market with cost determined on an average cost method. Crude oil inventories are valued at the lower of average cost or market value. Inventory consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Equipment and materials	$156	$640
Crude oil inventory	885	683

Total inventory	$1,041	$1,323

4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30,	December 31,
	2011	2010
	(In thousands)
Proved oil and gas properties(1)	$689,090	$479,657
Less: Accumulated depreciation, depletion, amortization and impairment	(127,104)	(98,821)

Proved oil and gas properties, net	561,986	380,836
Unproved oil and gas properties	93,674	101,311
Other property and equipment(2)	8,285	1,970
Less: Accumulated depreciation	(693)	(434)

Other property and equipment, net	7,592	1,536

Total property, plant and equipment, net	$663,252	$483,683

(1)	Included in the Company’s proved oil and gas properties are asset retirement costs of $8.6 million and $6.3 million at June 30, 2011 and December 31, 2010, respectively.

(2)	Included in the Company’s other property and equipment is land and well service equipment of $4.6 million at June 30, 2011. There was no such equipment at December 31, 2010.
As a result of expiring unproved property leases, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $1.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively, and $7.9 million and $11.0 million for the three and six months ended June 30, 2010, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2011 or 2010.
5. Fair Value Measurements
The Company adopted the Financial Accounting Standard Board’s (“FASB”) authoritative guidance on fair value measurements effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company recognizes its non-financial assets and liabilities, such as asset retirement obligations and proved oil and natural gas properties upon impairment, at fair value on a non-recurring basis.
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
Level 2 — Pricing inputs, other than unadjusted quoted prices in active markets included in Level 1, are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
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

	At fair value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets (liabilities):
Money market funds	$215,256	$—	$—	$215,256
Commodity derivative instruments (Note 6)	$—	$—	$(9,953)	$(9,953)

Total	$215,256	$—	$(9,953)	$205,303

	At fair value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets (liabilities):
Commodity derivative instruments (Note 6)	$—	$—	$(10,486)	$(10,486)

Total	$—	$—	$(10,486)	$(10,486)

The Level 1 instruments presented in the table above consist of money market funds included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at June 30, 2011. The Company’s money market funds represent cash equivalents backed by the assets of banks and other liquid securities each with a minimum credit rating of A1/P1. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.
The Level 3 instruments presented in the tables above consist of oil collars. The fair value of the Company’s oil collars is based upon mark-to-market valuation reports provided by its counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has a third-party reviewer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or third party reviewer. The determination of the fair value of the Company’s oil collars also incorporates a credit adjustment for non-performance risk. The Company calculates the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s current cost of prime based borrowings (prime rate and associated margin effect). Based on these calculations, the Company recorded a reduction to the fair value of its derivative instruments in the amount of $0.4 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively.

The following table presents a reconciliation of the changes in fair value of the financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented.

	2011	2010
	(In thousands)
Balance as of January 1	$(10,486)	$(2,953)
Total gains (losses) (realized or unrealized):
Included in earnings	(4,119)	2,949
Included in other comprehensive income	—	—
Settlements	4,652	59
Transfers in and out of level 3	—	—

Balance as of June 30	$(9,953)	$55

Change in unrealized gains included in earnings relating to derivatives still held at June 30	$533	$3,008

At June 30, 2011, the Company’s financial instruments, including certain cash and cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at June 30, 2011 is $400.0 million, which approximates fair value.
Nonfinancial Assets and Liabilities
Asset Retirement Obligations — The carrying amount of the Company’s asset retirement obligations (“ARO”) in the Condensed Consolidated Balance Sheet at June 30, 2011 is $10.0 million (see Note 8 — Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment — The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2011 or 2010.
6. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2011, the Company utilized two-way and three-way collar options to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value (see Note 5 — Fair Value Measurements). Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized in the Other Income (Expense) section of the Condensed Consolidated Statement of Operations as a gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.
As of June 30, 2011, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the West Texas Intermediate crude oil index price:

		Total
		Notional	Average
Settlement	Derivative	Amount of	Sub-Floor	Average	Average	Fair Value Asset
Period	Instrument	Oil (Barrels)	Price	Floor Price	Ceiling Price	(Liability)
						(In thousands)
2011	Two-Way Collars	1,472,505		$85.10	$106.07	(2,146)
2011	Three-Way Collars	91,500	$60.00	$80.00	$94.98	(391)
2012	Two-Way Collars	1,756,718		$85.49	$106.44	(4,388)
2012	Three-Way Collars	685,500	$66.11	$86.11	$110.28	(1,722)
2013	Two-Way Collars	473,500		$88.69	$106.99	(914)
2013	Three-Way Collars	396,000	$69.41	$95.68	$120.60	(330)
2014	Two-Way Collars	31,000		$90.00	$107.20	(43)
2014	Three-Way Collars	31,000	$70.00	$90.00	$122.45	(19)

						$(9,953)

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the balance sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		June 30,	December 31,
Instrument Type	Balance Sheet Location	2011	2010
		(In thousands)
Crude oil collars	Derivative instruments — current liabilities	$(5,049)	$(6,543)
Crude oil collars	Derivative instruments — non-current liabilities	(4,904)	(3,943)

	Total derivative instruments	$(9,953)	$(10,486)

The following table summarizes the location and amounts of realized and unrealized gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
	Income Statement Location	2011	2010	2011	2010
		(In thousands)		(In thousands)
Derivative instruments	Change in unrealized gain on derivative instruments	$31,687	$3,399	$533	$3,008
Derivative instruments	Realized loss on derivative instruments	(4,140)	(33)	(4,652)	(59)

	Total commodity derivative gain (loss)	$27,547	$3,366	$(4,119)	$2,949

7. Long-Term Debt
Senior Secured Revolving Line of Credit — The Company entered into its fourth amendment to its amended and restated credit agreement (the “Amended Credit Facility”) on June 16, 2011. The Amended Credit Facility provides for a senior secured revolving line of credit of up to $600.0 million and matures on February 26, 2015. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.

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
As of June 30, 2011, the Company had no borrowings and no outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $137.5 million.
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
At any time prior to February 1, 2014, the Company has the option to redeem up to 35% of the Notes at a redemption price of 107.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to February 1, 2015, the Company has the option to redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after February 1, 2015, the Company has the option to redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on February 1, 2015, 101.813% for the twelve-month period beginning February 1, 2016 and 100.00% beginning on February 1, 2017, plus accrued and unpaid interest to the redemption date. The Company estimates that the fair value of this option is immaterial at June 30, 2011.
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
Deferred Financing Costs — As of June 30, 2011, the Company had $1.6 million and $9.2 million of deferred financing costs related to the Amended Credit Facility and the Notes, respectively. The deferred financing costs are included in Deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at June 30, 2011 and are being amortized over the respective terms of the Amended Credit Facility and the Notes. The amortization of these deferred financing costs is included in Interest expense on the Condensed Consolidated Statement of Operations.
8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2011:

ARO
(In thousands)
Balance at December 31, 2010	$7,640
Liabilities incurred during period	992
Liabilities settled during period	(9)
Accretion expense	262
Revisions of previous estimates	1,112

Balance at June 30, 2011	$9,997

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
The Company’s effective tax rate for the three and six month periods ended June 30, 2011 was 37.8%, which was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of June 30, 2011, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.

The Company had deferred tax assets for its federal and state tax loss carryforwards at June 30, 2011 recorded in noncurrent deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2011, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
10. Income (Loss) Per Share
Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the impact of potentially dilutive non-vested restricted shares outstanding during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to income available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2011 and 2010:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Basic weighted average common shares outstanding	92,048	8,088	92,047	4,066
Dilution effect of stock awards at end of period(1)	103	—	130	—

Diluted weighted average common shares outstanding	92,151	8,088	92,177	4,066

Anti-dilutive stock-based compensation awards	272	215	173	215

(1)	Because the Company reported a net loss for the three and six months ended June 30, 2010, no unvested stock awards were included in computing diluted loss per share because the effect would have been anti-dilutive.
11. Commitments and Contingencies
Lease Obligations — On January 12, 2011, the Company executed an amendment to its office space lease agreement for an additional 11,638 square feet of space within its current office building. Under the terms of the amendment, the Company’s rental obligation for the new premises commenced on May 1, 2011 and terminates on September 30, 2017. The Company’s total rental commitments under non-cancelable leases for office space and other property and equipment at June 30, 2011 were $8.0 million.
Drilling Contracts — As of June 30, 2011, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be obligated to pay approximately $41.4 million as of June 30, 2011 for the days remaining through the end of the primary terms of the contracts.
Volume Commitment Agreements — As of June 30, 2011, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 10.5 MMBbl and 8.8 Bcf from its Williston Basin project areas within a specified timeframe. Future obligations under these agreements are approximately $35.6 million as of June 30, 2011.
Fracturing Services — As of June 30, 2011, the Company had certain agreements with third party service companies for an initial term greater than one year. In the event of early contract termination under these agreements, the Company would be obligated to pay approximately $51.5 million as of June 30, 2011 for the months remaining through the end of the primary term of the agreement.
Litigation — The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. The Company believes all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

12. Condensed Consolidating Financial Information
On February 2, 2011, the Company issued $400.0 million of Notes (see Note 7). The Notes are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. The Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A and non-U.S. persons under Regulation S. They have not been registered under the Securities Act of 1933, as amended, or any state securities laws. Certain of the Company’s immaterial wholly owned subsidiaries do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
The following financial information reflects condensed consolidating financial information of the Company (“Issuer”) and its Guarantors on a combined basis, prepared on the equity basis of accounting. The Non-Guarantor Subsidiaries are minor and, therefore, not presented separately. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantors.
Condensed Consolidating Balance Sheet
(In thousands, except share data)

	June 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$274,763	$25,242	$—	$300,005
Short-term investments	124,939	—	—	124,939
Accounts receivable — oil and gas revenues	—	28,924	—	28,924
Accounts receivable — joint interest partners	—	46,853	(1,301)	45,552
Inventory	—	1,041	—	1,041
Prepaid expenses	618	75	—	693
Advances to joint interest partners	—	2,612	—	2,612
Deferred income taxes	—	1,906	—	1,906
Other current assets	211	—	—	211

Total current assets	400,531	106,653	(1,301)	505,883

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	782,764	—	782,764
Other property and equipment	—	8,285	—	8,285
Less: accumulated depreciation, depletion, amortization and impairment	—	(127,797)	—	(127,797)

Total property, plant and equipment, net	—	663,252	—	663,252

Investments in and advances to affiliates	630,842	—	(630,842)	—
Deferred costs and other assets	9,261	2,442	—	11,703

Total assets	$1,040,634	$772,347	$(632,143)	$1,180,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,301	$40,717	$(1,301)	$40,717
Advances from joint interest partners	—	8,952	—	8,952
Revenues payable and production taxes	—	6,988	—	6,988
Accrued liabilities	15	50,909	—	50,924
Accrued interest payable	12,003	2	—	12,005
Derivative instruments	—	5,049	—	5,049

Total current liabilities	13,319	112,617	(1,301)	124,635

Long-term debt	400,000	—	—	400,000
Asset retirement obligations	—	9,997	—	9,997
Derivative instruments	—	4,904	—	4,904
Deferred income taxes	(6,400)	67,336	—	60,936
Other liabilities	—	1,058	—	1,058

Total liabilities	406,919	195,912	(1,301)	601,530

	June 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Stockholders’ equity
Capital contributions from affiliates	—	624,579	(624,579)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,450,195 issued and 92,429,600 outstanding	921	—	—	921
Treasury stock, at cost; 20,595 shares	(559)	—	—	(559)
Additional paid-in-capital	636,546	8,743	—	645,289
Retained deficit	(3,193)	(56,887)	(6,263)	(66,343)

Total stockholders’ equity	633,715	576,435	(630,842)	579,308

Total liabilities and stockholders’ equity	$1,040,634	$772,347	$(632,143)	$1,180,838

	December 31, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$119,940	$23,580	$—	$143,520
Accounts receivable — oil and gas revenues	—	25,909	—	25,909
Accounts receivable — joint interest partners	—	28,902	(306)	28,596
Inventory	—	1,323	—	1,323
Prepaid expenses	236	254	—	490
Advances to joint interest partners	—	3,595	—	3,595
Deferred income taxes	—	2,470	—	2,470

Total current assets	120,176	86,033	(306)	205,903

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	580,968	—	580,968
Other property and equipment	—	1,970	—	1,970
Less: accumulated depreciation, depletion, amortization and impairment	—	(99,255)	—	(99,255)

Total property, plant and equipment, net	—	483,683	—	483,683

Investments in and advances to affiliates	485,377	—	(485,377)	—
Deferred costs and other assets	—	2,266	—	2,266

Total assets	$605,553	$571,982	$(485,683)	$691,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$306	$8,198	$(306)	$8,198
Advances from joint interest partners	—	3,101	—	3,101
Revenues payable and production taxes	—	6,180	—	6,180
Accrued liabilities	—	58,239	—	58,239
Accrued interest payable	—	2	—	2
Derivative instruments	—	6,543	—	6,543

Total current liabilities	306	82,263	(306)	82,263

Long-term debt	—	—	—	—
Asset retirement obligations	—	7,640	—	7,640
Derivative instruments	—	3,943	—	3,943
Deferred income taxes	(954)	46,386	—	45,432
Other liabilities	—	780	—	780

Total liabilities	(648)	141,012	(306)	140,058

Stockholders’ equity
Capital contributions from affiliates	—	513,501	(513,501)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,240,345 issued and outstanding	920	—	—	920
Additional paid-in-capital	634,976	8,743	—	643,719
Retained deficit	(29,695)	(91,274)	28,124	(92,845)

Total stockholders’ equity	606,201	430,970	(485,377)	551,794

Total liabilities and stockholders’ equity	$605,553	$571,982	$(485,683)	$691,852

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$67,206	$—	$67,206
Expenses
Lease operating expenses	—	6,198	—	6,198
Production taxes	—	7,085	—	7,085
Depreciation, depletion and amortization	—	13,100	—	13,100
Exploration expenses	—	259	—	259
Impairment of oil and gas properties	—	1,536	—	1,536
General and administrative expenses	1,318	5,296	—	6,614

Total expenses	1,318	33,474	—	34,792

Operating income (loss)	(1,318)	33,732	—	32,414

Other income (expense)
Equity in earnings in subsidiaries	37,557	—	(37,557)	—
Change in unrealized gain on derivative instruments	—	31,687	—	31,687
Realized loss on derivative instruments	—	(4,140)	—	(4,140)
Interest expense	(6,473)	(288)	—	(6,761)
Other income	371	8	—	379

Total other income (expense)	31,455	27,267	(37,557)	21,165

Income (loss) before income taxes	30,137	60,999	(37,557)	53,579
Income tax benefit (expense)	3,212	(23,442)	—	(20,230)

Net income (loss)	$33,349	$37,557	$(37,557)	$33,349

	Three Months Ended June 30, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$26,734	$—	$26,734
Expenses
Lease operating expenses	—	2,927	—	2,927
Production taxes	—	2,702	—	2,702
Depreciation, depletion and amortization	—	8,783	—	8,783
Exploration expenses	—	24	—	24
Impairment of oil and gas properties	—	7,907	—	7,907
General and administrative expenses	253	3,490	—	3,743

Total expenses	253	25,833	—	26,086

Operating income (loss)	(253)	901	—	648

Other income (expense)
Equity in earnings in subsidiaries	(26,097)	—	26,097	—
Change in unrealized gain on derivative instruments	—	3,399	—	3,399
Realized loss on derivative instruments	—	(33)	—	(33)
Interest expense	—	(509)	—	(509)
Other income	—	12	—	12

Total other income (expense)	(26,097)	2,869	26,097	2,869

Income (loss) before income taxes	(26,350)	3,770	26,097	3,517
Income tax benefit (expense)	—	(29,867)	—	(29,867)

Net income (loss)	$(26,350)	$(26,097)	$26,097	$(26,350)

	Six Months Ended June 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$125,950	$—	$125,950
Expenses
Lease operating expenses	—	12,140	—	12,140
Production taxes	—	13,168	—	13,168
Depreciation, depletion and amortization	—	26,912	—	26,912
Exploration expenses	—	291	—	291
Impairment of oil and gas properties	—	2,917	—	2,917
General and administrative expenses	2,581	9,983	—	12,564

Total expenses	2,581	65,411	—	67,992

Operating income (loss)	(2,581)	60,539	—	57,958

Other income (expense)
Equity in earnings in subsidiaries	34,387	—	(34,387)	—
Change in unrealized gain on derivative instruments	—	533	—	533
Realized loss on derivative instruments	—	(4,652)	—	(4,652)
Interest expense	(11,414)	(545)	—	(11,959)
Other income	664	27	—	691

Total other income (expense)	23,637	(4,637)	(34,387)	(15,387)

Income (loss) before income taxes	21,056	55,902	(34,387)	42,571
Income tax benefit (expense)	5,446	(21,515)	—	(16,069)

Net income (loss)	$26,502	$34,387	$(34,387)	$26,502

	Six Months Ended June 30, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$46,802	$—	$46,802
Expenses
Lease operating expenses	—	5,904	—	5,904
Production taxes	—	4,612	—	4,612
Depreciation, depletion and amortization	—	14,632	—	14,632
Exploration expenses	—	42	—	42
Impairment of oil and gas properties	—	10,984	—	10,984
Stock-based compensation expenses	—	5,200	—	5,200
General and administrative expenses	253	7,006	—	7,259

Total expenses	253	48,380	—	48,633

Operating income (loss)	(253)	(1,578)	—	(1,831)

Other income (expense)
Equity in earnings in subsidiaries	(29,328)	—	29,328	—
Change in unrealized gain on derivative instruments	—	3,008	—	3,008
Realized loss on derivative instruments	—	(59)	—	(59)
Interest expense	—	(847)	—	(847)
Other income	—	15	—	15

Total other income (expense)	(29,328)	2,117	29,328	2,117

Income (loss) before income taxes	(29,581)	539	29,328	286
Income tax benefit (expense)	—	(29,867)	—	(29,867)

Net income (loss)	$(29,581)	$(29,328)	$29,328	$(29,581)

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$26,502	$34,387	$(34,387)	$26,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	—	26,912	—	26,912
Impairment of oil and gas properties	—	2,917	—	2,917
Deferred income taxes	(5,446)	21,515	—	16,069
Derivative instruments	—	4,119	—	4,119
Stock-based compensation expenses	1,571	—	—	1,571
Debt discount amortization and other	489	159	—	648
Working capital and other changes:
Change in accounts receivable	—	(20,940)	995	(19,945)
Change in inventory	—	(65)	—	(65)
Change in prepaid expenses	(382)	128	—	(254)
Change in other current assets	(211)	—	—	(211)
Change in other assets	(100)	(3)	—	(103)
Change in accounts payable and accrued liabilities	13,013	31,594	(995)	43,612
Change in other liabilities	—	323	—	323

Net cash provided by operating activities	35,436	101,046	(34,387)	102,095

Cash flows from investing activities:
Capital expenditures	—	(212,267)	—	(212,267)
Derivative settlements	—	(4,652)	—	(4,652)
Purchases of short-term investments	(124,939)	—	—	(124,939)
Advances to joint interest partners	—	983	—	983
Advances from joint interest partners	—	5,851	—	5,851

Net cash used in investing activities	(124,939)	(210,085)	—	(335,024)

Cash flows from financing activities:
Proceeds from issuance of senior notes	400,000	—	—	400,000
Purchases of treasury stock	(559)	—	—	(559)
Debt issuance costs	(9,650)	(377)	—	(10,027)
Investment in / capital contributions from affiliates	(145,465)	111,078	34,387	—

Net cash provided by financing activities	244,326	110,701	34,387	389,414

Increase in cash and cash equivalents	154,823	1,662	—	156,485
Cash and cash equivalents at beginning of period	119,940	23,580	—	143,520

Cash and cash equivalents at end of period	$274,763	$25,242	$—	$300,005

	Six Months Ended June 30, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(29,581)	$(29,328)	$29,328	$(29,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	14,632	—	14,632
Impairment of oil and gas properties	—	10,984	—	10,984
Deferred income taxes	—	29,867	—	29,867
Derivative instruments	—	(2,949)	—	(2,949)
Stock-based compensation expenses	49	5,200	—	5,249
Debt discount amortization and other	—	332	—	332
Working capital and other changes:
Change in accounts receivable	—	(15,758)	157	(15,601)
Change in inventory	—	(1,789)	—	(1,789)
Change in prepaid expenses	(519)	(546)	—	(1,065)
Change in other assets	—	(84)	—	(84)
Change in accounts payable and accrued liabilities	723	10,091	(157)	10,657
Change in other liabilities	—	(22)	—	(22)

Net cash provided by (used in) operating activities	(29,328)	20,630	29,328	20,630

Cash flows from investing activities:
Capital expenditures	—	(101,568)	—	(101,568)
Derivative settlements	—	(59)	—	(59)
Advances to joint interest partners	—	2,236	—	2,236
Advances from joint interest partners	—	1,174	—	1,174

Net cash used in investing activities	—	(98,217)	—	(98,217)

Cash flows from financing activities:
Proceeds from members’ contributions	235,000	(235,000)	—	—
Proceeds from sale of common stock	399,669	—	—	399,669
Proceeds from credit facility	—	72,000	—	72,000
Principal payments on credit facility	—	(107,000)	—	(107,000)
Debt issuance costs	—	(1,413)	—	(1,413)
Investment in / capital contributions from affiliates	(295,672)	325,000	(29,328)	—

Net cash provided by financing activities	338,997	53,587	(29,328)	363,256

Increase (decrease) in cash and cash equivalents	309,669	(24,000)	—	285,669
Cash and cash equivalents at beginning of period	—	40,562	—	40,562

Cash and cash equivalents at end of period	$309,669	$16,562	$—	$326,231

13. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative Instruments — In July 2011, the Company entered into new two-way and three-way costless collar options and deferred premium put contracts, all of which settle monthly based on the West Texas Intermediate crude oil index price, for a total notional amount of 1,675,000 barrels in 2012, 823,000 barrels in 2013 and 62,000 barrels in 2014. The deferred premium put contracts had a total liability of $9.7 million on the date of execution. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

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
Forward-looking statements may include statements about:
•	business strategy;
•	reserves;
•	technology;
•	cash flows and liquidity;
•	financial strategy, budget, projections and operating results;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	availability of drilling, completion and production equipment and materials;
•	availability of qualified personnel;
•	owning and operating a services company;
•	the amount, nature and timing of capital expenditures, including future development costs;
•	availability and terms of capital;
•	drilling and completion of wells;
•	infrastructure for salt water disposal;
•	gathering, transportation and marketing of oil and natural gas;
•	exploitation or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic conditions;
•	inclement weather conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;

•	environmental liabilities;

•	counterparty credit risk;
•	governmental regulation and taxation of the oil and natural gas industry;
•	developments in oil-producing and natural gas-producing countries;
•	uncertainty regarding our future operating results;
•	estimated future net reserves and present value thereof; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.
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
Due to the geographic concentration of our oil and natural gas properties in the Williston Basin, we believe the primary sources of opportunities, challenges and risks related to our business for both the short and long-term are:
•	Commodity prices for oil and natural gas;
•	Commodity price differentials (price differences between market indices and actual realizations);
•	Transportation capacity; and
•	Availability and cost of services (primarily drilling and completion services).
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
Our ability to develop and hold our existing undeveloped leasehold acreage is primarily dependent upon having access to drilling rigs and completion services. The utilization of existing drilling rigs and of existing completion service equipment in the Williston Basin is at an all-time high. This has resulted in drilling rigs, completion equipment and crews being imported from Canada and other parts of the United States. To ensure access to drilling rigs, we have entered into fixed-term drilling rig contracts for periods of up to three years and currently have nine drilling rigs under contract. We also enter into service contracts to ensure the availability of completion services and the timely fracture stimulation of newly drilled wells. Our large concentrated acreage position potentially provides us with a multi-year inventory of drilling projects and requires some forward planning visibility for obtaining services.
Second Quarter 2011 Highlights:
•	Completed and placed on production 16 gross operated wells (12.6 net) in the Bakken and Three Forks formations during the three months ended June 30, 2011;
•	Drilling or in the process of completing 30 gross operated wells (22.3 net) in the Bakken and Three Forks formations at June 30, 2011;
•	Average daily production of 7,893 Boe per day during the three months ended June 30, 2011; and
•	Exploration and production capital expenditures of $125.0 million, consisting primarily of $123.8 million in drilling expenditures during the three months ended June 30, 2011.
Results of Operations
Revenues
Our revenues are derived from the sale of oil and natural gas production and do not include the effects of derivative instruments. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Operating results (in thousands):
Revenues
Oil	$65,400	$25,616	$39,784	$122,572	$44,558	$78,014
Natural gas	1,806	1,118	688	3,378	2,244	1,134

Total oil and gas revenues	$67,206	$26,734	$40,472	$125,950	$46,802	$79,148

Production data:
Oil (MBbls)	685	381	304	1,379	651	728
Natural gas (MMcf)	200	148	52	402	309	93
Oil equivalents (MBoe)	718	406	312	1,446	702	744
Average daily production (Boe/d)	7,893	4,461	3,432	7,991	3,881	4,110
Average sales prices:
Oil, without realized derivatives (per Bbl)	$95.48	$67.19	$28.29	$88.86	$68.44	$20.42
Oil, with realized derivatives (1) (per Bbl)	89.43	67.10	22.33	85.49	68.35	17.14
Natural gas (per Mcf)	9.05	7.53	1.52	8.41	7.27	1.14

(1)	Realized prices include realized gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.

Three months ended June 30, 2011 as compared to three months ended June 30, 2010
Oil and natural gas revenues. Our oil and natural gas sales revenues increased $40.5 million, or 151%, to $67.2 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 3,432 Boe per day, or 77%, to 7,893 Boe per day during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in average daily production sold was primarily a result of our well completions during the last two quarters of 2010 and the first two quarters of 2011. Well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 3,212 Boe per day, 1,190 Boe per day and 649 Boe per day, respectively, during the second quarter of 2011 as compared to the second quarter of 2010. The higher production amounts sold increased revenues by $29.5 million, and the remaining $11.0 million increase in revenues was attributable to higher oil and gas sales prices during the three months ended June 30, 2011. Average oil sales prices, without realized derivatives, increased by $28.29/Bbl, or 42%, to an average of $95.48/Bbl for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Six months ended June 30, 2011 as compared to six months ended June 30, 2010
Oil and natural gas revenues. Our oil and natural gas sales revenues increased $79.1 million, or 169%, to $126.0 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,110 Boe per day, or 106%, to 7,991 Boe per day during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in average daily production sold was primarily a result of our well completions during the last two quarters of 2010 and the first two quarters of 2011. These well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 3,070 Boe per day, 1,176 Boe per day and 643 Boe per day, respectively, during the first six months of 2011. The higher production amounts sold increased revenues by $65.5 million, and the remaining $13.6 million increase in revenues was attributable to higher oil and gas sales prices during the six months ended June 30, 2011. Average oil sales prices, without realized derivatives, increased by $20.42/Bbl, or 30%, to an average of $88.86/Bbl for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Expenses
The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	$ Change	2011	2010	$ Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$6,198	$2,927	$3,271	$12,140	$5,904	$6,236
Production taxes	7,085	2,702	4,383	13,168	4,612	8,556
Depreciation, depletion and amortization	13,100	8,783	4,317	26,912	14,632	12,280
Exploration expenses	259	24	235	291	42	249
Impairment of oil and gas properties	1,536	7,907	(6,371)	2,917	10,984	(8,067)
Stock-based compensation expenses	—	—	—	—	5,200	(5,200)
General and administrative expenses	6,614	3,743	2,871	12,564	7,259	5,305

Total expenses	34,792	26,086	8,706	67,992	48,633	19,359

Operating income (loss)	32,414	648	31,766	57,958	(1,831)	59,789

Other income (expense):
Change in unrealized gain on derivative instruments	31,687	3,399	28,288	533	3,008	(2,475)
Realized loss on derivative instruments	(4,140)	(33)	(4,107)	(4,652)	(59)	(4,593)
Interest expense	(6,761)	(509)	(6,252)	(11,959)	(847)	(11,112)
Other income	379	12	367	691	15	676

Total other income (expense)	21,165	2,869	18,296	(15,387)	2,117	(17,504)

Income before income taxes	53,579	3,517	50,062	42,571	286	42,285
Income tax expense	20,230	29,867	(9,637)	16,069	29,867	(13,798)

Net income (loss)	$33,349	$(26,350)	$59,699	$26,502	$(29,581)	$56,083

Cost and expense (per Boe of production):
Lease operating expenses	$8.63	$7.21	$1.42	$8.39	$8.40	$(0.01)
Production taxes	9.86	6.66	3.20	9.10	6.57	2.53
Depreciation, depletion and amortization	18.24	21.63	(3.39)	18.61	20.83	(2.22)
Stock-based compensation expenses	—	—	—	—	7.40	(7.40)
General and administrative expenses	9.21	9.22	(0.01)	8.69	10.33	(1.64)
Three months ended June 30, 2011 compared to three months ended June 30, 2010
Lease operating expenses. Lease operating expenses increased $3.3 million to $6.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This increase was due to an increased number of producing wells and increased water production period over period. The unit operating costs increased from $7.21 per Boe for the three months ended June 30, 2010 to $8.63 per Boe for the three months ended June 30, 2011, primarily as a result of increased costs associated with operating in inclement weather during the second quarter of 2011.
Production taxes. Our production taxes for the three months ended June 30, 2011 and 2010 were 10.5% and 10.1%, respectively, as a percentage of oil and natural gas sales. The 2011 production tax rate was higher than the 2010 production tax rate due to an increased portion of our oil revenues subject to taxation in North Dakota, which imposes an 11.5% production tax rate.
Depreciation, depletion and amortization (DD&A). DD&A expense increased $4.3 million to $13.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in DD&A expense for the three months ended June 30, 2011 was primarily due to the 77% production increase. The DD&A rate for the three months ended June 30, 2011 was $18.24 per Boe compared to $21.63 per Boe for the three months ended June 30, 2010. The lower DD&A rate was due to the lower cost of reserve additions associated with our 2010 acquisitions and drilling activities.

Impairment of oil and gas properties. During the three months ended June 30, 2011 and 2010, we recorded non-cash impairment charges of $1.5 million and $7.9 million, respectively, for unproved property leases that expired during the period. No impairment charges of proved oil and gas properties were recorded for the three months ended June 30, 2011 or 2010.
General and administrative expenses. Our general and administrative expenses increased $2.9 million for the three months ended June 30, 2011 from $3.7 million for the three months ended June 30, 2010. Of this increase, approximately $2.2 million was due to the impact of our organizational growth on employee compensation and $1.0 million was due to the amortization of our restricted stock awards for the three months ended June 30, 2011. As of June 30, 2011, we had 88 full-time employees compared to 45 full-time employees as of June 30, 2010.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement losses of $4.1 million and $33 thousand for the three months ended June 30, 2011 and 2010, respectively. In addition, as a result of forward oil price decreases, we recognized $31.7 million and $3.4 million of non-cash unrealized mark-to-market derivative gains during the three months ended June 30, 2011 and 2010, respectively.
Interest expense. Interest expense increased $6.3 million to $6.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was the result of interest related to our senior unsecured notes issued in February 2011 at an interest rate of 7.25%. There were no borrowings under our revolving credit facility during the three months ended June 30, 2011 compared to a weighted average outstanding debt balance of $48.2 million at a weighted average interest rate of 3.21% for the three months ended June 30, 2010.
Income taxes. Prior to our corporate reorganization, we were a limited liability company not subject to entity-level income tax. In connection with the closing of our IPO in June 2010, we merged into a corporation and became subject to federal and state entity-level taxation. In connection with our corporate reorganization, an initial net deferred tax liability of $29.9 million was established for differences between the tax and book basis of our assets and liabilities and a corresponding tax expense was recorded in our Consolidated Statement of Operations for the three months ended June 30, 2010. Our income tax expense was $20.2 million for the three months ended June 30, 2011, resulting in an effective tax rate of 37.8%. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
Six months ended June 30, 2011 compared to six months ended June 30, 2010
Lease operating expenses. Lease operating expenses increased $6.2 million to $12.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. This increase was primarily due to an increased number of producing wells from our West Williston acquisitions that were completed in the fourth quarter of 2010, and as a result of our well completions during 2010 and the first two quarters of 2011. The unit operating costs remained consistent for the six months ended June 30, 2011 and 2010 at $8.39 and $8.40 per Boe, respectively.
Production taxes. Our production taxes for the six months ended June 30, 2011 and 2010 were 10.5% and 9.9%, respectively, as a percentage of oil and natural gas sales. The production tax rate for the six months ended June 30, 2011 was higher than the production tax rate for the six months ended June 30, 2010 due to an increased portion of our oil revenues subject to taxation in North Dakota, which imposes an 11.5% production tax rate.
DD&A. DD&A expense increased $12.3 million to $26.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in DD&A expense for the six months ended June 30, 2011 was primarily due to the production increases from the West Williston acquisitions completed in the fourth quarter of 2010, and as a result of our well completions during 2010 and the first two quarters of 2011. The DD&A rate for the six months ended June 30, 2011 was $18.61 per Boe compared to $20.83 per Boe for the six months ended June 30, 2010. This decrease in the DD&A rate was due to the lower cost of reserve additions associated with our 2010 acquisition and drilling activities over the second half of 2010 and the first two quarters of 2011.
Impairment of oil and gas properties. During the six months ended June 30, 2011 and 2010, we recorded non-cash impairment charges of $2.9 million and $11.0 million, respectively, for unproved property leases that expired during these periods. No impairment charges of proved oil and gas properties were recorded for the six months ended June 30, 2011 or 2010.

Stock-based compensation expense. For the six months ended June 30, 2010, we recorded a $5.2 million non-cash charge for stock-based compensation expense associated with OPM’s grant of 1.0 million Class C Unit Interests (“C Units”). The C Units were granted on March 24, 2010 to individuals who were employed by us as of February 1, 2010 and who were not executive officers or key employees with an existing capital investment in OPM. The C Units were membership interests in OPM and not direct interests in us. The C Units were non-transferable, had no voting power and vested immediately on the grant date. Based on the characteristics of these awards, we concluded that they represented equity-type awards and we accounted for the value of these awards as if they had been awarded by us. We used fair-value-based methods to determine the value of stock-based compensation awarded to our employees and recognized the entire amount as expense due to the immediate vesting of the awards, with no future requisite service period required by the employees. As of December 31, 2010, OPM had distributed substantially all cash or requisite common stock to its members based on membership interests and distribution percentages. No stock-based compensation expense was recorded for the six months ended June 30, 2011 related to the C Units.
General and administrative. Our general and administrative expenses increased $5.3 million for the six months ended June 30, 2011 from $7.3 million for the six months ended June 30, 2010. Of this increase, approximately $3.5 million was due to the impact of our organizational growth on employee compensation and $1.6 million was due to the amortization of our restricted stock awards for the six months ended June 30, 2011. As of June 30, 2011, we had 88 full-time employees compared to 45 full-time employees as of June 30, 2010.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement losses of $4.7 million and $59 thousand for the six months ended June 30, 2011 and 2010, respectively. In addition, as a result of forward oil price decreases, we recognized a $0.5 million and a $3.0 million unrealized mark-to-market non-cash derivative gain during the six months ended June 30, 2011 and 2010, respectively.
Interest expense. Interest expense increased by $11.1 million to $12.0 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was the result of interest related to our senior unsecured notes issued in February 2011 at an interest rate of 7.25%. There were no borrowings under our revolving credit facility during the six months ended June 30, 2011 compared to a weighted average outstanding debt balance of $30.8 million at a weighted average interest rate of 3.11% for the six months ended June 30, 2010.
Income taxes. Prior to our corporate reorganization, we were a limited liability company not subject to entity level income tax. In connection with the closing of our IPO in June 2010, we merged into a corporation and became subject to federal and state entity-level taxation. In connection with our corporate reorganization, an initial net deferred tax liability of $29.9 million was established for differences between the tax and book basis of our assets and liabilities and a corresponding tax expense was recorded in our Consolidated Statement of Operations for the six months ended June 30, 2010. Our income tax expense was $16.1 million for the six months ended June 30, 2011, resulting in an effective tax rate of 37.8%. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
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

Our cash flows for the six months ended June 30, 2011 and 2010 are presented below:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$102,095	$20,630
Net cash used in investing activities	(335,024)	(98,217)
Net cash provided by financing activities	389,414	363,256

Net increase in cash and cash equivalents	$156,485	$285,669

Our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 contained an understatement of net cash provided by operating activities and net cash used in investing activities of $3.4 million. This misstatement was a result of management reclassifying changes associated with capital expenditure accrual amounts, included in working capital accounts, from operating cash flows to capital expenditures in investing cash flows. We have concluded that the misstatement was not material to the three months ended March 31, 2011, and as such, corrected the misstatement during preparation of this Quarterly Report on Form 10-Q. There was no impact on our condensed consolidated balance sheet or condensed consolidated statement of operations for the three months ended March 31, 2011.
Cash flows provided by operating activities
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices.
Net cash provided by operating activities was $102.1 million and $20.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash flows provided by operating activities for the period ended June 30, 2011 as compared to 2010 was primarily the result of an increase in oil and natural gas production of 106%. In addition, at June 30, 2011, we had a working capital surplus of $381.2 million. This surplus was primarily attributable to our cash and short-term investment balances as a result of the net proceeds from the issuance of our senior unsecured notes in February 2011.
Cash flows used in investing activities
Net cash used in investing activities was $335.0 million and $98.2 million during the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in investing activities for the six months ended June 30, 2011 compared to 2010 of $236.8 million was attributable to increased levels of capital expenditures for drilling, development and acquisition costs and purchases of short-term investments.
Our capital expenditures for drilling, development and acquisition costs are summarized in the following table:

Six Months Ended
June 30, 2011
(In thousands)
Project Area:
West Williston	$162,327
East Nesson	27,721
Sanish	10,322
Other(1)	161

Total(2)	$200,531

(1)	Represents data relating to our properties in the Barnett shale.

(2)	Capital expenditures reflected in the table above differ from the amounts shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis. The capital expenditures amount presented in the statement of cash flows also includes cash paid for other property and equipment as well as cash paid for asset retirement obligations.

Our total 2011 capital expenditure budget was $490 million at June 30, 2011. On August 1, 2011, our Board of Directors increased our total 2011 capital expenditure budget to $627 million. Our exploration and production budget increased by $97 million to $587 million, and consists of:
•	$527 million for drilling and completing operated and non-operated wells;
•	$60 million for maintaining and expanding our leasehold position, constructing infrastructure to support production in our core project areas, micro-seismic work, purchasing seismic data and other test work.
Additionally, the 2011 budget includes expenditures related to our newly formed subsidiary, OWS, totaling $24 million for equipment and materials related to start-up costs necessary to provide select well services to OPNA. The 2011 budget also includes $16 million of other non-exploration and production capital expenditures for an operations building in Williston, North Dakota, and other equipment.
While we have budgeted $627 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. We believe that the net proceeds from our private offering of senior unsecured notes of approximately $390.0 million, which closed on February 2, 2011, together with cash on hand and cash flows from operating activities should be sufficient to fund our 2011 capital expenditure budget. However, because the operated wells funded by our 2011 drilling plan represent only a small percentage of our gross identified drilling locations, we may be required to generate or raise multiples of this amount of capital to develop our entire inventory of identified drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $389.4 million and $363.3 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, cash sourced through financing activities was primarily provided by the net proceeds from the issuance of our senior unsecured notes in February 2011. For the six months ended June 30, 2010, cash sourced through financing activities was primarily provided by net proceeds from the sale of common stock in our IPO.
Senior Secured Revolving Line of Credit. On June 16, 2011, we entered into our fourth amendment to our amended and restated credit facility (“Amended Credit Facility”). The Amended Credit Facility provides for a senior secured revolving line of credit of up to $600.0 million and matures in February 2015. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. At our election, interest is generally determined by reference to (i) the London interbank offered rate, or LIBOR, plus an applicable margin between 2.00% and 2.75% per annum; or (ii) a domestic bank prime rate plus an applicable margin between 0.50% and 1.25% per annum.
The Amended Credit Facility provides for semi-annual redeterminations on April 1 and October 1 of each year. A redetermination of our borrowing base was completed at our request on January 21, 2011 in lieu of the scheduled April 1, 2011 semi-annual redetermination. As a result of this redetermination, our borrowing base increased from $120 million to $150 million, and was then automatically reduced to $137.5 million in connection with the issuance of our senior unsecured notes on February 2, 2011 (described below). As of June 30, 2011, we had no borrowings and no outstanding letters of credit under the Amended Credit Facility.

The Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders under our Amended Credit Facility may declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable. As of June 30, 2011, we were in compliance with the financial covenants of the Amended Credit Facility.
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
Fair Value of Financial Instruments
See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.
Contractual Obligations
We have the following contractual obligations and commitments as of June 30, 2011 (in thousands):

		Within			More Than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating leases (1)	$7,989	$1,265	$2,541	$2,568	$1,615
Drilling rig commitments (1)	41,430	9,635	28,379	3,416	—
Volume commitment agreements (1)	35,632	643	437	11,242	23,310
Fracturing service agreements (1)	51,500	40,625	10,875	—	—
Senior unsecured notes (2)	400,000	—	—	—	400,000
Asset retirement obligations (3)	9,997	—	1,632	419	7,946

Total	$546,548	$52,168	$43,864	$17,645	$432,871

(1)	See Note 11 to our unaudited condensed consolidated financial statements for a description of our operating leases, drilling rig commitments, volume commitment agreements and fracturing service agreements.

(2)	See Note 7 to our unaudited condensed consolidated financial statements for a description of our senior unsecured notes. As of June 30, 2011, we had no balance outstanding under our Amended Credit Facility.

(3)	Amounts represent our estimate of future asset retirement obligations on an undiscounted basis. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 8 to our unaudited condensed consolidated financial statements.

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
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalization of interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off.
Recent Accounting Pronouncements
Fair value. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes some fair value measurement principles under U.S. GAAP, including a change in the valuation premise and the application of premiums and discounts. It also contains some new disclosure requirements under U.S. GAAP. It is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this new guidance to have a significant impact on our financial position, cash flows or results of operations.
Comprehensive income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We do not expect the adoption of this new guidance to have any impact on our financial position, cash flows or results of operations.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2011, we utilized two-way and three-way collar options to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be NYMEX-WTI plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our outstanding commodity derivative instruments as of June 30, 2011:

		Total
		Notional	Average
Settlement	Derivative	Amount of	Sub-Floor	Average	Average	Fair Value Asset
Period	Instrument	Oil (Barrels)	Price	Floor Price	Ceiling Price	(Liability)
						(In thousands)
2011	Two-Way Collars	1,472,505		$85.10	$106.07	(2,146)
2011	Three-Way Collars	91,500	$60.00	$80.00	$94.98	(391)
2012	Two-Way Collars	1,756,718		$85.49	$106.44	(4,388)
2012	Three-Way Collars	685,500	$66.11	$86.11	$110.28	(1,722)
2013	Two-Way Collars	473,500		$88.69	$106.99	(914)
2013	Three-Way Collars	396,000	$69.41	$95.68	$120.60	(330)
2014	Two-Way Collars	31,000		$90.00	$107.20	(43)
2014	Three-Way Collars	31,000	$70.00	$90.00	$122.45	(19)

						$(9,953)

Interest rate risk. We had $400.0 million of senior unsecured notes outstanding at June 30, 2011, which have a fixed cash interest rate of 7.25% per annum. During the first six months of 2011, we had no indebtedness outstanding under our revolving credit facility. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
The counterparties on our derivative instruments currently in place are lenders under our revolving credit facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our revolving credit facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. The Company had a net derivative liability position of approximately $10.0 million at June 30, 2011.
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
Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the previously identified material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2011. Notwithstanding the existence of the material weakness, management concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial condition, results of operations and cash flows for all periods presented.
Changes in Internal Control over Financial Reporting. As our remediation efforts are still in progress, as described above, there were changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2010 Annual Report.
Item 6. — Exhibits

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum Inc. and Oasis Petroleum LLC, as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 22, 2011, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.
Date: August 10, 2011	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum Inc. and Oasis Petroleum LLC, as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 22, 2011, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.