Form 10-Q
period 2011-09-30
Oasis Petroleum Inc.
filed 2011-11-09
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the registrant’s common stock outstanding at November 8, 2011: 92,457,664 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

i

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands, except share
	data)
ASSETS
Current assets
Cash and cash equivalents	$163,601	$143,520
Short-term investments	124,939	—
Accounts receivable — oil and gas revenues	40,703	25,909
Accounts receivable — joint interest partners	55,115	28,596
Inventory	2,813	1,323
Prepaid expenses	817	490
Advances to joint interest partners	3,846	3,595
Derivative instruments	33,284	—
Deferred income taxes	—	2,470
Other current assets	337	—

Total current assets	425,455	205,903

Property, plant and equipment
Oil and gas properties (successful efforts method)	983,768	580,968
Other property and equipment	13,825	1,970
Less: accumulated depreciation, depletion, amortization and impairment	(148,121)	(99,255)

Total property, plant and equipment, net	849,472	483,683

Derivative instruments	28,166	—
Deferred costs and other assets	11,283	2,266

Total assets	$1,314,376	$691,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,825	$8,198
Advances from joint interest partners	11,194	3,101
Revenues and production taxes payable	14,953	6,180
Accrued liabilities	82,386	58,239
Accrued interest payable	4,835	2
Derivative instruments	—	6,543
Deferred income taxes	11,684	—

Total current liabilities	168,877	82,263

Long-term debt	400,000	—
Asset retirement obligations	11,566	7,640
Derivative instruments	—	3,943
Deferred income taxes	86,291	45,432
Other liabilities	1,027	780

Total liabilities	667,761	140,058

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,474,193 issued and 92,453,471 outstanding at September 30, 2011 and 92,240,345 issued and outstanding at December 31, 2010	921	920
Treasury stock, at cost; 20,722 shares	(562)	—
Additional paid-in-capital	646,310	643,719
Retained deficit	(54)	(92,845)

Total stockholders’ equity	646,615	551,794

Total liabilities and stockholders’ equity	$1,314,376	$691,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Oil and gas revenues	$87,596	$32,978	$213,546	$79,780
Expenses
Lease operating expenses	9,835	3,208	21,975	9,112
Production taxes	8,873	3,519	22,041	8,131
Depreciation, depletion and amortization	20,859	9,753	47,771	24,385
Exploration expenses	54	(6)	345	36
Impairment of oil and gas properties	396	825	3,313	11,809
Stock-based compensation expenses	—	—	—	5,200
General and administrative expenses	7,306	4,848	19,870	12,107

Total expenses	47,323	22,147	115,315	70,780

Operating income	40,273	10,831	98,231	9,000

Other income (expense)
Net gain (loss) on derivative instruments	71,224	(3,124)	67,105	(175)
Interest expense	(6,786)	(236)	(18,745)	(1,083)
Other income	524	67	1,215	82

Total other income (expense)	64,962	(3,293)	49,575	(1,176)

Income before income taxes	105,235	7,538	147,806	7,824
Income tax expense	38,946	9,239	55,015	39,106

Net income (loss)	$66,289	$(1,701)	$92,791	$(31,282)

Income (loss) per share:
Basic and diluted (Note 10)	$0.72	$(0.02)	$1.01	$(0.93)

Weighted average shares outstanding:
Basic (Note 10)	92,060	92,000	92,052	33,700
Diluted (Note 10)	92,164	92,000	92,208	33,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Treasury Stock
	Number		Number				Total
	of		of		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Equity
Balance as of December 31, 2010	92,240	$920	—	$—	$643,719	$(92,845)	$551,794

Stock-based compensation	234	—	—	—	2,592	—	2,592

Vesting of restricted shares	—	1	—	—	(1)	—	—

Treasury stock — tax withholdings	(21)	—	21	(562)	—	—	(562)

Net income	—	—	—	—	—	92,791	92,791

Balance as of September 30, 2011	92,453	$921	21	$(562)	$646,310	$(54)	$646,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$92,791	$(31,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	47,771	24,385
Impairment of oil and gas properties	3,313	11,809
Deferred income taxes	55,015	39,106
Derivative instruments	(67,105)	175
Stock-based compensation expenses	2,592	5,810
Debt discount amortization and other	1,041	422
Working capital and other changes:
Change in accounts receivable	(41,286)	(22,895)
Change in inventory	(1,850)	(745)
Change in prepaid expenses	(297)	(711)
Change in other current assets	(337)	—
Change in other assets	(103)	(84)
Change in accounts payable and accrued liabilities	47,820	4,887
Change in other liabilities	317	8

Net cash provided by operating activities	139,682	30,885

Cash flows from investing activities:
Capital expenditures	(386,927)	(164,666)
Derivative settlements	(4,831)	(59)
Purchases of short-term investments	(124,939)	—
Advances to joint interest partners	(408)	(1,198)
Advances from joint interest partners	8,093	1,218

Net cash used in investing activities	(509,012)	(164,705)

Cash flows from financing activities:
Proceeds from sale of common stock	—	399,669
Proceeds from credit facility	—	72,000
Principal payments on credit facility	—	(107,000)
Proceeds from issuance of senior notes	400,000	—
Purchases of treasury stock	(562)	—
Debt issuance costs	(10,027)	(1,788)

Net cash provided by financing activities	389,411	362,881

Increase in cash and cash equivalents	20,081	229,061
Cash and cash equivalents
Beginning of period	143,520	40,562

End of period	$163,601	$269,623

Supplemental non-cash transactions:
Change in accrued capital expenditures	$23,422	$22,585
Asset retirement obligations	3,925	261
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Organization
Oasis Petroleum Inc. (“Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a publicly traded entity. The Company’s predecessor, Oasis Petroleum LLC, was formed as a Delaware limited liability company on February 26, 2007 by certain members of the Company’s senior management team and through investments made by Oasis Petroleum Management LLC (“OP Management”) and certain private equity funds managed by EnCap Investments L.P. (“EnCap”). OP Management, a Delaware limited liability company, was formed in February 2007 to allow Company employees to become indirect investors in Oasis Petroleum LLC. In May 2007, the Company formed Oasis Petroleum North America LLC (“OPNA”), a Delaware limited liability company, to conduct the domestic oil and natural gas exploration and production activities of the Company. In April 2008, the Company formed Oasis Petroleum International LLC (“OPI”), a Delaware limited liability company, to conduct business development activities outside of the United States of America. In June 2011, the Company formed Oasis Well Services LLC (“OWS”), a Delaware limited liability company, to provide well services to OPNA. In July 2011, the Company formed Oasis Petroleum Marketing LLC (“OPM”), a Delaware limited liability company, to provide marketing services to OPNA. OWS, OPM and OPI currently have no material business activities or material assets.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly owned subsidiaries: Oasis Petroleum LLC, OPNA, OPI, OWS and OPM. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2010 is derived from audited financial statements. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation have been included. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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
Treasury Stock
Treasury stock shares represent shares withheld by the Company equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards. The Company includes the withheld shares as Treasury Stock on its Condensed Consolidated Balance Sheet and separately pays the payroll tax obligation. These retained shares are not part of a publicly announced program to repurchase shares of the Company’s common stock and are accounted for at cost. The Company does not have a publicly announced program to repurchase shares of common stock.
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
Comprehensive income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The Company does not expect the adoption of this new guidance to have any impact on its financial position, cash flows or results of operations.

3. Inventory
Equipment and materials consist primarily of tubular goods and well equipment to be used in future drilling or repair operations and are stated at the lower of cost or market with cost determined on an average cost method. Crude oil inventories are valued at the lower of average cost or market value. Inventory consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Equipment and materials	$1,978	$640
Crude oil inventory	835	683

Total inventory	$2,813	$1,323

4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30,	December 31,
	2011	2010
	(In thousands)
Proved oil and gas properties(1)	$896,283	$479,657
Less: Accumulated depreciation, depletion, amortization and impairment	(147,151)	(98,821)

Proved oil and gas properties, net	749,132	380,836
Unproved oil and gas properties	87,485	101,311
Other property and equipment(2)	13,825	1,970
Less: Accumulated depreciation	(970)	(434)

Other property and equipment, net	12,855	1,536

Total property, plant and equipment, net	$849,472	$483,683

(1)	Included in the Company’s proved oil and gas properties are an estimate of future asset retirement costs of $10.0 million and $6.3 million at September 30, 2011 and December 31, 2010, respectively.

(2)	Included in the Company’s other property and equipment is well service equipment of $7.4 million at September 30, 2011. There was no such equipment at December 31, 2010.
As a result of expiring unproved property leases, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $0.4 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, and $0.8 million and $11.8 million for the three and nine months ended September 30, 2010, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three and nine months ended September 30, 2011 or 2010.
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

	At fair value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets (liabilities):
Money market funds	$105,327	$—	$—	$105,327
Commodity derivative instruments (Note 6) (1)	$—	$—	$61,450	$61,450

Total assets (liabilities)	$105,327	$—	$61,450	$166,777

	At fair value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets (liabilities):
Commodity derivative instruments (Note 6)	$—	$—	$(10,486)	$(10,486)

Total assets (liabilities)	$—	$—	$(10,486)	$(10,486)

(1)	Included in the Company’s commodity derivative instruments is a liability for deferred premium puts of $9.7 million at September 30, 2011.
The Level 1 instruments presented in the table above consist of money market funds included in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at September 30, 2011. The Company’s money market funds represent cash equivalents backed by the assets of banks and other liquid securities each with a minimum credit rating of A1/P1. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.
The Level 3 instruments presented in the tables above consist of oil collars. The fair value of the Company’s oil collars is based upon mark-to-market valuation reports provided by its counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has a third-party reviewer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. However, the Company does not have access to the specific valuation models used by its counterparties or third party reviewer. The determination of the fair value of the Company’s oil collars also incorporates a credit adjustment for non-performance risk. The Company calculates the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s current cost of prime based borrowings (prime rate and associated margin effect). Based on these calculations, the Company recorded a reduction to the fair value of its derivative instruments in the amount of $0.5 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents a reconciliation of the changes in fair value of the financial assets and liabilities classified as Level 3 in the fair value hierarchy for the periods presented.

	2011	2010
	(In thousands)
Balance as of January 1	$(10,486)	$(2,953)
Total gains (losses) (realized or unrealized):
Included in earnings	67,105	(175)
Included in other comprehensive income	—	—
Settlements	4,831	59
Transfers in and out of level 3	—	—

Balance as of September 30	$61,450	$(3,069)

Change in unrealized gains (losses) included in earnings relating to derivatives still held at September 30	$71,936	$(116)

Fair Value of Other Financial Instruments
At September 30, 2011, the Company’s financial instruments, including certain cash and cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at amortized cost, which approximates cost and fair value due to the short-term maturity of these instruments. The Company’s derivative instruments reported in the Condensed Consolidated Balance Sheet at September 30, 2011 are stated at fair value; however, certain of the derivative instruments have a deferred premium put, which reduces the asset or increases the liability depending on the fair value of the derivative instrument. The carrying amount of the Company’s long-term debt (senior unsecured notes due 2019) reported in the Condensed Consolidated Balance Sheet at September 30, 2011 is $400.0 million, which approximates fair value.
Nonfinancial Assets and Liabilities
Asset retirement obligations. The carrying amount of the Company’s asset retirement obligations (“ARO”) in the Condensed Consolidated Balance Sheet at September 30, 2011 is $11.6 million (see Note 8 — Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three and nine months ended September 30, 2011 or 2010.

6. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of September 30, 2011, the Company utilized two-way and three-way collar options and deferred premium puts to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value (see Note 5 — Fair Value Measurements). Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized in the Other Income (Expense) section of the Condensed Consolidated Statement of Operations as a gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.
As of September 30, 2011, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average West Texas Intermediate crude oil index price:

		Total
		Notional
		Amount of	Average		Average	Average
Settlement	Derivative	Oil	Sub-Floor	Average	Ceiling	Deferred
Period	Instrument	(Barrels)	Price	Floor Price	Price	Premium	Fair Value Asset
							(In thousands)
2011	Two-Way Collars	732,454		$85.10	$106.06		$5,064
2011	Three-Way Collars	45,500	$60.00	$80.00	$94.98		112
2012	Two-Way Collars	1,756,718		$85.49	$106.44		18,391
2012	Three-Way Collars	1,020,500	$69.03	$89.03	$113.47		7,356
2012	Put	1,340,000		$90.00		$6.65	12,829
2013	Two-Way Collars	807,500		$89.23	$111.69		9,982
2013	Three-Way Collars	761,000	$72.09	$92.09	$124.70		5,232
2013	Put	124,000		$90.00		$6.65	1,321
2014	Two-Way Collars	62,000		$90.00	$112.78		766
2014	Three-Way Collars	62,000	$72.50	$92.50	$126.23		397

							$61,450

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the balance sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		September 30,	December 31,
Instrument Type	Balance Sheet Location	2011	2010
		(In thousands)
Crude oil collars	Derivative instruments — current assets	$33,284	$—
Crude oil collars	Derivative instruments — non-current assets	28,166	—
Crude oil collars	Derivative instruments — current liabilities	—	(6,543)
Crude oil collars	Derivative instruments — non-current liabilities	—	(3,943)

	Total derivative instrument asset (liability)	$61,450	$(10,486)

The following table summarizes the location and amounts of realized and unrealized gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
	Income Statement Location	2011	2010	2011	2010
		(In thousands)
Change in unrealized gain (loss) on derivative instruments	Net gain (loss) on derivative instruments	$71,403	$(3,124)	$71,936	$(116)
Realized loss on derivative instruments	Net gain (loss) on derivative instruments	(179)	—	(4,831)	(59)

	Total net gain (loss) on derivative instruments	$71,224	$(3,124)	$67,105	$(175)

7. Long-Term Debt
Senior secured revolving line of credit. The Company entered into its fourth amendment to its amended and restated credit agreement (the “Amended Credit Facility”) on June 16, 2011. The Amended Credit Facility provides for a senior secured revolving line of credit of up to $600.0 million and matures on February 26, 2015. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
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
Borrowings under the Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London Interbank Offered Rate (“LIBOR”) loan or a bank prime interest rate loan (defined in the Amended Credit Facility as an Alternate Based Rate or “ABR” loan). The LIBOR and ABR loans bear their respective interest rates plus the applicable margin indicated in the following table as of September 30, 2011:

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
On a quarterly basis, the Company also pays a 0.50% (as of September 30, 2011) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.

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
As of September 30, 2011, the Company had no borrowings and no outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $137.5 million.
Senior unsecured notes. On February 2, 2011, the Company issued $400.0 million of 7.25% senior unsecured notes (the “Notes”) due February 1, 2019. Interest is payable on the Notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. The Notes are guaranteed on a senior unsecured basis by the Company’s material subsidiaries (“Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The issuance of these Notes resulted in net proceeds to the Company of approximately $390.0 million.
The Notes were issued under an Indenture, dated as of February 2, 2011 (the “Base Indenture”), among the Company and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the first supplemental indenture among the Company, the Guarantors and the Trustee, also dated as of February 2, 2011 (the “First Supplemental Indenture”) and as further amended and supplemented by the second supplemental indenture among the Company, the Guarantors and the Trustee (the “Second Supplemental Indenture”; the Base Indenture, as amended and supplemented by the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”), dated as of September 19, 2011.
At any time prior to February 1, 2014, the Company has the option to redeem up to 35% of the Notes at a redemption price of 107.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to February 1, 2015, the Company has the option to redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after February 1, 2015, the Company has the option to redeem some or all of the Notes at redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on February 1, 2015, 101.813% for the twelve-month period beginning February 1, 2016 and 100.00% beginning on February 1, 2017, plus accrued and unpaid interest to the redemption date. The Company estimates that the fair value of this option is immaterial at September 30, 2011.

On September 23, 2011, the Company filed a Registration Statement on Form S-4 with the SEC to allow the holders of the Notes to exchange the Notes for registered notes that have substantially identical terms as the Notes. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the issuance of the Notes. Under certain circumstances, in lieu of a registered exchange offer, the Company must use commercially reasonable efforts to file a shelf registration statement for the resale of the Notes. If the Company fails to satisfy these obligations on a timely basis, the annual interest borne by the Notes will be increased by up to 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
The Indenture restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to certain exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants.
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
Deferred financing costs. As of September 30, 2011, the Company had $1.5 million and $8.9 million of deferred financing costs related to the Amended Credit Facility and the Notes, respectively. The deferred financing costs are included in Deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at September 30, 2011 and are being amortized over the respective terms of the Amended Credit Facility and the Notes. The amortization of these deferred financing costs is included in Interest expense on the Condensed Consolidated Statement of Operations.

8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2011:

ARO
(In thousands)
Balance at December 31, 2010	$7,640
Liabilities incurred during period	2,422
Liabilities settled during period	(20)
Accretion expense	418
Revisions of previous estimates	1,106

Balance at September 30, 2011	$11,566

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
The Company’s effective tax rate for the three and nine month periods ended September 30, 2011 was 37.01% and 37.22%, respectively, which was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of September 30, 2011, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at September 30, 2011 recorded in noncurrent deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2011, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
At September 30, 2010, the Company’s effective tax rate was 39.4%. The Company’s effective tax rate for this period differed from the federal statutory rate of 35% due to state income taxes and certain non-deductible IPO-related costs recorded in the post-corporate reorganization period. At September 30, 2010, the Company also increased its estimate of its deferred tax liability from $29.2 million to $35.4 million. After analyzing the book and tax basis differences for capital expenditure accruals made at June 30, 2010, management determined that an additional deferred tax liability of $5.2 million was needed as of the date of the corporate reorganization. In addition, new tax legislation was passed in September 2010, which extended bonus tax depreciation retroactive to January 1, 2010, resulting in an additional increase of the Company’s deferred tax liability of $0.8 million. These adjustments, along with $0.2 million of other changes in estimates, were recorded as a discrete deferred tax expense of $6.2 million for the three months ended September 30, 2010.
The following table summarizes the Company’s income tax expense for the three and nine months ended September 30, 2010:

	September 30, 2010
	Three		Nine
	Months		Months
	Ended		Ended
		(In thousands)
Initial deferred tax expense	$—		$29,238
Discrete adjustments to deferred tax expense	6,206		6,206
Federal and state income tax	3,033		3,662

Total income tax expense	$9,239		$39,106

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

The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2011 and 2010:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Basic weighted average common shares outstanding	92,060	92,000	92,052	33,700
Dilution effect of stock awards at end of period(1)	104	—	156	—

Diluted weighted average common shares outstanding	92,164	92,000	92,208	33,700

Anti-dilutive stock-based compensation awards	281	217	174	217

(1)	Because the Company reported a net loss for the three and nine months ended September 30, 2010, no unvested stock awards were included in computing diluted loss per share because the effect would have been anti-dilutive.
11. Commitments and Contingencies
Lease obligations. On January 12, 2011, the Company executed the fourth amendment to its office space lease agreement for an additional 11,638 square feet of space within its current office building. Under the terms of the fourth amendment, the Company’s rental obligation for the new premises commenced on May 1, 2011 and terminates on September 30, 2017. On September 26, 2011, the Company executed the fifth amendment to its office space lease agreement for an additional 27,538 square feet of space within its current office building. Under the terms of this amendment, the Company’s rental obligation for the new premises will commence once construction is substantially complete, which is projected to be in January 2012. The fifth amendment to the lease agreement terminates on September 30, 2017. The Company’s total rental commitments under non-cancelable leases for office space and other property and equipment at September 30, 2011 were $13.0 million.
Drilling contracts. As of September 30, 2011, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be obligated to pay approximately $51.0 million as of September 30, 2011 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of September 30, 2011, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 10.4 MMBbl and 8.8 Bcf from its Williston Basin project areas within a specified timeframe. Future obligations under these agreements are approximately $35.5 million as of September 30, 2011.
Fracturing services. As of September 30, 2011, the Company had certain agreements with third party fracturing service companies for an initial term greater than one year. In the event of early contract termination under these agreements, the Company would be obligated to pay approximately $41.6 million as of September 30, 2011 for the months remaining through the end of the primary term of the agreement.
Litigation. The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. The Company believes all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.
12. Condensed Consolidating Financial Information
On February 2, 2011, the Company issued $400.0 million of Notes (see Note 7 — Long-Term Debt). The Notes are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s immaterial wholly owned subsidiaries do not guarantee the Notes (“Non-Guarantor Subsidiaries”). The Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A and non-U.S. persons under Regulation S. They have not been registered under the Securities Act of 1933, as amended, or any state securities laws; however, as discussed above in Note 7, on September 23, 2011, the Company filed a Registration Statement on Form S-4 with the SEC to allow the holders of the Notes to exchange the Notes for registered notes that have substantially identical terms as the Notes. This Registration Statement is pending approval by the SEC.

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
Condensed Consolidating Balance Sheet
(In thousands, except share data)

	September 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$120,330	$43,271	$—	$163,601
Short-term investments	124,939	—	—	124,939
Accounts receivable — oil and gas revenues	—	40,703	—	40,703
Accounts receivable — joint interest partners	80	56,441	(1,406)	55,115
Inventory	—	2,813	—	2,813
Prepaid expenses	463	354	—	817
Advances to joint interest partners	—	3,846	—	3,846
Derivative instruments	—	33,284	—	33,284
Other current assets	337	—	—	337

Total current assets	246,149	180,712	(1,406)	425,455

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	983,768	—	983,768
Other property and equipment	—	13,825	—	13,825
Less: accumulated depreciation, depletion, amortization and impairment	—	(148,121)	—	(148,121)

Total property, plant and equipment, net	—	849,472	—	849,472

Investments in and advances to affiliates	843,347	—	(843,347)	—
Derivative instruments	—	28,166	—	28,166
Deferred costs and other assets	8,957	2,326	—	11,283

Total assets	$1,098,453	$1,060,676	$(844,753)	$1,314,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,326	$43,905	$(1,406)	$43,825
Advances from joint interest partners	—	11,194	—	11,194
Revenues and production taxes payable	—	14,953	—	14,953
Accrued liabilities	10	82,376	—	82,386
Accrued interest payable	4,833	2	—	4,835
Deferred income taxes	—	11,684	—	11,684

Total current liabilities	6,169	164,114	(1,406)	168,877

Long-term debt	400,000	—	—	400,000
Asset retirement obligations	—	11,566	—	11,566
Deferred income taxes	(8,739)	95,030	—	86,291
Other liabilities	—	1,027	—	1,027

Total liabilities	397,430	271,737	(1,406)	667,761

Stockholders’ equity
Capital contributions from affiliates	—	765,639	(765,639)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,474,193 issued and 92,453,471 outstanding	921	—	—	921
Treasury stock, at cost; 20,722 shares	(562)	—	—	(562)
Additional paid-in-capital	637,567	8,743	—	646,310
Retained deficit	63,097	14,557	(77,708)	(54)

Total stockholders’ equity	701,023	788,939	(843,347)	646,615

Total liabilities and stockholders’ equity	$1,098,453	$1,060,676	$(844,753)	$1,314,376

	December 31, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$119,940	$23,580	$—	$143,520
Accounts receivable — oil and gas revenues	—	25,909	—	25,909
Accounts receivable — joint interest partners	—	28,902	(306)	28,596
Inventory	—	1,323	—	1,323
Prepaid expenses	236	254	—	490
Advances to joint interest partners	—	3,595	—	3,595
Deferred income taxes	—	2,470	—	2,470

Total current assets	120,176	86,033	(306)	205,903

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	580,968	—	580,968
Other property and equipment	—	1,970	—	1,970
Less: accumulated depreciation, depletion, amortization and impairment	—	(99,255)	—	(99,255)

Total property, plant and equipment, net	—	483,683	—	483,683

Investments in and advances to affiliates	485,377	—	(485,377)	—
Deferred costs and other assets	—	2,266	—	2,266

Total assets	$605,553	$571,982	$(485,683)	$691,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$306	$8,198	$(306)	$8,198
Advances from joint interest partners	—	3,101	—	3,101
Revenues and production taxes payable	—	6,180	—	6,180
Accrued liabilities	—	58,239	—	58,239
Accrued interest payable	—	2	—	2
Derivative instruments	—	6,543	—	6,543

Total current liabilities	306	82,263	(306)	82,263

Asset retirement obligations	—	7,640	—	7,640
Derivative instruments	—	3,943	—	3,943
Deferred income taxes	(954)	46,386	—	45,432
Other liabilities	—	780	—	780

Total liabilities	(648)	141,012	(306)	140,058

Stockholders’ equity
Capital contributions from affiliates	—	513,501	(513,501)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,240,345 issued and outstanding	920	—	—	920
Additional paid-in-capital	634,976	8,743	—	643,719
Retained deficit	(29,695)	(91,274)	28,124	(92,845)

Total stockholders’ equity	606,201	430,970	(485,377)	551,794

Total liabilities and stockholders’ equity	$605,553	$571,982	$(485,683)	$691,852

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended September 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$87,596	$—	$87,596
Expenses
Lease operating expenses	—	9,835	—	9,835
Production taxes	—	8,873	—	8,873
Depreciation, depletion and amortization	—	20,859	—	20,859
Exploration expenses	—	54	—	54
Impairment of oil and gas properties	—	396	—	396
General and administrative expenses	1,282	6,024	—	7,306

Total expenses	1,282	46,041	—	47,323

Operating income (loss)	(1,282)	41,555	—	40,273

Other income (expense)
Equity in earnings in subsidiaries	71,445	—	(71,445)	—
Net gain (loss) on derivative instruments	—	71,224	—	71,224
Interest expense	(6,495)	(291)	—	(6,786)
Other income	282	242	—	524

Total other income (expense)	65,232	71,175	(71,445)	64,962

Income (loss) before income taxes	63,950	112,730	(71,445)	105,235
Income tax benefit (expense)	2,339	(41,285)	—	(38,946)

Net income (loss)	$66,289	$71,445	$(71,445)	$66,289

	Three Months Ended September 30, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$32,978	$—	$32,978
Expenses
Lease operating expenses	—	3,208	—	3,208
Production taxes	—	3,519	—	3,519
Depreciation, depletion and amortization	—	9,753	—	9,753
Exploration expenses	—	(6)	—	(6)
Impairment of oil and gas properties	—	825	—	825
General and administrative expenses	1,329	3,519	—	4,848

Total expenses	1,329	20,818	—	22,147

Operating income (loss)	(1,329)	12,160	—	10,831

Other income (expense)
Equity in earnings in subsidiaries	(1,008)	—	1,008	—
Net gain (loss) on derivative instruments	—	(3,124)	—	(3,124)
Interest expense	—	(236)	—	(236)
Other income	62	5	—	67

Total other income (expense)	(946)	(3,355)	1,008	(3,293)

Income (loss) before income taxes	(2,275)	8,805	1,008	7,538
Income tax benefit (expense)	574	(9,813)	—	(9,239)

Net income (loss)	$(1,701)	$(1,008)	$1,008	$(1,701)

	Nine Months Ended September 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$213,546	$—	$213,546
Expenses
Lease operating expenses	—	21,975	—	21,975
Production taxes	—	22,041	—	22,041
Depreciation, depletion and amortization	—	47,771	—	47,771
Exploration expenses	—	345	—	345
Impairment of oil and gas properties	—	3,313	—	3,313
General and administrative expenses	3,863	16,007	—	19,870

Total expenses	3,863	111,452	—	115,315

Operating income (loss)	(3,863)	102,094	—	98,231

Other income (expense)
Equity in earnings in subsidiaries	105,832	—	(105,832)	—
Net gain (loss) on derivative instruments	—	67,105	—	67,105
Interest expense	(17,909)	(836)	—	(18,745)
Other income	946	269	—	1,215

Total other income (expense)	88,869	66,538	(105,832)	49,575

Income (loss) before income taxes	85,006	168,632	(105,832)	147,806
Income tax benefit (expense)	7,785	(62,800)	—	(55,015)

Net income (loss)	$92,791	$105,832	$(105,832)	$92,791

	Nine Months Ended September 30, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Oil and gas revenues	$—	$79,780	$—	$79,780
Expenses
Lease operating expenses	—	9,112	—	9,112
Production taxes	—	8,131	—	8,131
Depreciation, depletion and amortization	—	24,385	—	24,385
Exploration expenses	—	36	—	36
Impairment of oil and gas properties	—	11,809	—	11,809
Stock-based compensation expenses	—	5,200	—	5,200
General and administrative expenses	1,582	10,525	—	12,107

Total expenses	1,582	69,198	—	70,780

Operating income (loss)	(1,582)	10,582	—	9,000

Other income (expense)
Equity in earnings in subsidiaries	(30,336)	—	30,336	—
Net gain (loss) on derivative instruments	—	(175)	—	(175)
Interest expense	—	(1,083)	—	(1,083)
Other income	62	20	—	82

Total other income (expense)	(30,274)	(1,238)	30,336	(1,176)

Income (loss) before income taxes	(31,856)	9,344	30,336	7,824
Income tax benefit (expense)	574	(39,680)	—	(39,106)

Net income (loss)	$(31,282)	$(30,336)	$30,336	$(31,282)

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2011
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$92,791	$105,832	$(105,832)	$92,791
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	—	47,771	—	47,771
Impairment of oil and gas properties	—	3,313	—	3,313
Deferred income taxes	(7,785)	62,800	—	55,015
Derivative instruments	—	(67,105)	—	(67,105)
Stock-based compensation expenses	2,592	—	—	2,592
Debt discount amortization and other	793	248	—	1,041
Working capital and other changes:
Change in accounts receivable	(80)	(42,306)	1,100	(41,286)
Change in inventory	—	(1,850)	—	(1,850)
Change in prepaid expenses	(227)	(70)	—	(297)
Change in other current assets	(337)	—	—	(337)
Change in other assets	(100)	(3)	—	(103)
Change in accounts payable and accrued liabilities	5,864	43,056	(1,100)	47,820
Change in other liabilities	—	317	—	317

Net cash provided by (used in) operating activities	93,511	152,003	(105,832)	139,682

Cash flows from investing activities:
Capital expenditures	—	(386,927)	—	(386,927)
Derivative settlements	—	(4,831)	—	(4,831)
Purchases of short-term investments	(124,939)	—	—	(124,939)
Advances to joint interest partners	—	(408)	—	(408)
Advances from joint interest partners	—	8,093	—	8,093

Net cash used in investing activities	(124,939)	(384,073)	—	(509,012)

Cash flows from financing activities:
Proceeds from issuance of senior notes	400,000	—	—	400,000
Purchases of treasury stock	(562)	—	—	(562)
Debt issuance costs	(9,650)	(377)	—	(10,027)
Investment in / capital contributions from affiliates	(357,970)	252,138	105,832	—

Net cash provided by financing activities	31,818	251,761	105,832	389,411

Increase in cash and cash equivalents	390	19,691	—	20,081
Cash and cash equivalents at beginning of period	119,940	23,580	—	143,520

Cash and cash equivalents at end of period	$120,330	$43,271	$—	$163,601

	Nine Months Ended September 30, 2010
		Combined
	Parent/	Guarantor	Intercompany
	Issuer	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(31,282)	$(30,336)	$30,336	$(31,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	24,385	—	24,385
Impairment of oil and gas properties	—	11,809	—	11,809
Deferred income taxes	(574)	39,680	—	39,106
Derivative instruments	—	175	—	175
Stock-based compensation expenses	610	5,200	—	5,810
Debt discount amortization and other	—	422	—	422
Working capital and other changes:
Change in accounts receivable	—	(23,108)	213	(22,895)
Change in inventory	—	(745)	—	(745)
Change in prepaid expenses	(943)	232	—	(711)
Change in other assets	—	(84)	—	(84)
Change in accounts payable and accrued liabilities	779	4,321	(213)	4,887
Change in other liabilities	—	8	—	8

Net cash provided by (used in) operating activities	(31,410)	31,959	30,336	30,885

Cash flows from investing activities:
Capital expenditures	—	(164,666)	—	(164,666)
Derivative settlements	—	(59)	—	(59)
Advances to joint interest partners	—	(1,198)	—	(1,198)
Advances from joint interest partners	—	1,218	—	1,218

Net cash used in investing activities	—	(164,705)	—	(164,705)

Cash flows from financing activities:
Proceeds from members’ contributions	235,000	(235,000)	—	—
Proceeds from sale of common stock	399,669	—	—	399,669
Proceeds from credit facility	—	72,000	—	72,000
Principal payments on credit facility	—	(107,000)	—	(107,000)
Debt issuance costs	—	(1,788)	—	(1,788)
Investment in / capital contributions from affiliates	(374,664)	405,000	(30,336)	—

Net cash provided by financing activities	260,005	133,212	(30,336)	362,881

Increase in cash and cash equivalents	228,595	466	—	229,061
Cash and cash equivalents at beginning of period	—	40,562	—	40,562

Cash and cash equivalents at end of period	$228,595	$41,028	$—	$269,623

13. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative instruments. In October 2011, the Company converted its deferred premium put contracts for 4,000 barrels of oil per day in calendar year 2012 to three-way costless collar options. Additionally, the Company added deferred premium put spread contracts for 2,000 barrels of oil per day in calendar year 2012 and three-way costless collar options for 1,000 barrels of oil per day in calendar year 2013. The deferred premium put contracts had a total liability of $4.9 million on the date of execution. As of November 7, 2011, the Company had 8,548 barrels of oil per day hedged for the remainder of 2011, 13,500 barrels of oil per day hedged in 2012, and 7,000 barrels of oil per day hedged in 2013. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

Senior secured revolving line of credit. On October 6, 2011, the Company entered into a fifth amendment to its amended and restated credit agreement (the “Fifth Amendment”), among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC and Oasis Well Services LLC, as wholly owned subsidiaries of the Company, and the Company, as guarantors, the lenders party thereto and BNP Paribas, as administrative agent (the “Amended Credit Facility”). The Fifth Amendment reduced the interest rates payable on borrowings under the Amended Credit Facility, extended the maturity date of the Amended Credit Facility from February 26, 2015 to October 6, 2016, and increased the Company’s senior secured revolving line of credit from $600 million to $1 billion. In connection with the Fifth Amendment, the semi-annual redetermination of the Company’s borrowing base was completed on October 6, 2011, which resulted in the borrowing base of the Amended Credit Facility increasing from $137.5 million to $350 million.
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

	Applicable Margin	Applicable Margin
Ratio of Total Outstanding Borrowings to Borrowing Base	for LIBOR Loans	for ABR Loans
Less than .25 to 1	1.50%	0.00%
Greater than or equal to .25 to 1 but less than .50 to 1	1.75%	0.25%
Greater than or equal to .50 to 1 but less than .75 to 1	2.00%	0.50%
Greater than or equal to .75 to 1 but less than .90 to 1	2.25%	0.75%
Greater than or equal to .90 to 1 but less than or equal to 1	2.50%	1.00%
All other rates, terms and conditions of the Amended Credit Facility dated February 26, 2010 remained the same (see Note 7 — Long-Term Debt).
In addition, on October 25, 2011, the Company’s lenders in the Amended Credit Facility waived the mandatory reduction of the Company’s borrowing base that otherwise would have occurred as a result of the issuance of the senior unsecured notes subsequently offered (see “Senior unsecured notes” below).
Volume commitment agreements. On October 25, 2011, the Company amended one of its existing volume commitment agreements for an aggregate requirement to deliver a minimum quantity of approximately 7.5 Bcf from its Williston Basin project areas within a specified timeframe. The future obligation under this amended agreement is approximately $18.9 million.
Senior unsecured notes. On October 27, 2011, the Company issued $400 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”). Interest is payable on the 2021 Notes semi-annually in arrears on each May 1 and November 1 of each year, beginning on May 1, 2012. The 2021 Notes are jointly and severally guaranteed on a senior unsecured basis by all of the Company’s existing material subsidiaries (the “Guarantors”). The issuance of the 2021 Notes will result in net proceeds to the Company of approximately $393 million, which the Company will use to fund its exploration, development and acquisition program and for general corporate purposes. The issuance and sale of the 2021 Notes has been registered under the Securities Act of 1933 pursuant to an automatic shelf Registration Statement on Form S-3 (Registration No. 333-175603), as amended, of the Company, filed with the SEC on July 15, 2011. Closing of the issuance and sale of the 2021 Notes is scheduled for November 10, 2011.
On October 27, 2011, in connection with the issuance of these 2021 Notes, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC. The Underwriting Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, the Company has agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the underwriters may be required to make because of any of those liabilities. Furthermore, the Company has agreed with the underwriters not to offer or sell any debt securities issued or guaranteed by the Company having a term of more than one year (other than the 2021 Notes) for a period of 60 days after the date of the Underwriting Agreement without the prior written consent of J.P. Morgan Securities LLC.
Drilling contracts. On November 1, 2011, the Company entered into a new drilling rig contract with an initial term greater than one year. In the event of early contract termination under this new contract, the Company would be obligated to pay a maximum of approximately $15.1 million if terminated immediately at the beginning of the contract.

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
Forward-looking statements may include statements about:
•	business strategy;
•	reserves;
•	technology;
•	cash flows and liquidity;
•	financial strategy, budget, projections and operating results;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	availability of drilling, completion and production equipment and materials;
•	availability of qualified personnel;
•	owning and operating a services company;
•	the amount, nature and timing of capital expenditures, including future development costs;
•	availability and terms of capital;
•	drilling and completion of wells;
•	infrastructure for salt water disposal;
•	gathering, transportation and marketing of oil and natural gas;
•	property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic conditions;
•	inclement weather conditions;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;

•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation of the oil and natural gas industry;
•	developments in oil-producing and natural gas-producing countries;
•	uncertainty regarding our future operating results;
•	estimated future net reserves and present value thereof; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.
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
Due to the geographic concentration of our oil and natural gas properties in the Williston Basin, we believe the primary sources of opportunities, challenges and risks related to our business for both the short and long-term are:
•	Commodity prices for oil and natural gas;
•	Transportation capacity;
•	Availability and cost of services; and
•	Availability of qualified personnel.
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
Third Quarter 2011 Highlights:
•	Completed and placed on production 22 gross operated wells (17.4 net) in the Bakken and Three Forks formations during the three months ended September 30, 2011;
•	Drilling 7 gross operated wells (5.4 net) in the Bakken and Three Forks formations at September 30, 2011;
•	21 gross operated wells (15.6 net) waiting on completion in the Bakken and Three Forks formations as of September 30, 2011;
•	Average daily production of 11,583 Boe per day during the three months ended September 30, 2011;
•	Exploration and production capital expenditures of $198.9 million, consisting primarily of $189.4 million in drilling expenditures during the three months ended September 30, 2011.
Results of Operations
Revenues
Our revenues are derived from the sale of oil and natural gas production and do not include the effects of derivative instruments. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Operating results (in thousands):
Revenues
Oil	$85,870	$32,082	$53,788	$208,442	$76,641	$131,801
Natural gas	1,726	896	830	5,104	3,139	1,965

Total oil and gas revenues	87,596	32,978	54,618	213,546	79,780	133,766

Production data:
Oil (MBbls)	1,028	483	545	2,407	1,134	1,273
Natural gas (MMcf)	225	142	83	627	451	176
Oil equivalents (MBoe)	1,066	507	559	2,512	1,209	1,303
Average daily production (Boe/d)	11,583	5,507	6,076	9,201	4,429	4,772
Average sales prices:
Oil, without realized derivatives (per Bbl)	$83.52	$66.42	$17.10	$86.58	$67.58	$19.00
Oil, with realized derivatives (per Bbl) (1)	83.35	66.42	16.93	84.58	67.53	17.05
Natural gas (per Mcf)	7.66	6.31	1.35	8.14	6.96	1.18

(1)	Realized prices include realized gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.

Three months ended September 30, 2011 as compared to three months ended September 30, 2010
Oil and natural gas revenues. Our oil and natural gas sales revenues increased $54.6 million, or 166%, to $87.6 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 6,076 Boe per day, or 110%, to 11,583 Boe per day during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in average daily production sold was primarily a result of our well completions during the last quarter of 2010 and the first three quarters of 2011. Well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 6,063 Boe per day, 1,317 Boe per day and 784 Boe per day, respectively, during the third quarter of 2011 as compared to the third quarter of 2010. The higher production amounts sold increased revenues by $46.2 million, and the remaining $8.4 million increase in revenues was attributable to higher oil and gas sales prices during the three months ended September 30, 2011. Average oil sales prices, without realized derivatives, increased by $17.10/Bbl, or 26%, to an average of $83.52/Bbl for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.
Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010
Oil and natural gas revenues. Our oil and natural gas sales revenues increased $133.8 million, or 168%, to $213.5 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,772 Boe per day, or 108%, to 9,201 Boe per day during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in average daily production sold was primarily a result of our well completions during the last quarter of 2010 and the first three quarters of 2011. These well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 3,599 Boe per day, 974 Boe per day and 545 Boe per day, respectively, during the first nine months of 2011. The higher production amounts sold increased revenues by $111.7 million, and the remaining $22.1 million increase in revenues was attributable to higher oil and gas sales prices during the nine months ended September 30, 2011. Average oil sales prices, without realized derivatives, increased by $19.00/Bbl, or 28%, to an average of $86.58/Bbl for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Expenses
The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	$Change	2011	2010	$Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$9,835	$3,208	$6,627	$21,975	$9,112	$12,863
Production taxes	8,873	3,519	5,354	22,041	8,131	13,910
Depreciation, depletion and amortization	20,859	9,753	11,106	47,771	24,385	23,386
Exploration expenses	54	(6)	60	345	36	309
Impairment of oil and gas properties	396	825	(429)	3,313	11,809	(8,496)
Stock-based compensation expenses	—	—	—	—	5,200	(5,200)
General and administrative expenses	7,306	4,848	2,458	19,870	12,107	7,763

Total expenses	$47,323	$22,147	$25,176	$115,315	$70,780	$44,535

Operating income (loss)	40,273	10,831	29,442	98,231	9,000	89,231

Other income (expense):
Net gain (loss) on derivative instruments	71,224	(3,124)	74,348	67,105	(175)	67,280
Interest expense	(6,786)	(236)	(6,550)	(18,745)	(1,083)	(17,662)
Other income	524	67	457	1,215	82	1,133

Total other income (expense)	64,962	(3,293)	68,255	49,575	(1,176)	50,751

Income before income taxes	105,235	7,538	97,697	147,806	7,824	139,982
Income tax expense	38,946	9,239	29,707	55,015	39,106	15,909

Net income (loss)	$66,289	$(1,701)	$67,990	$92,791	$(31,282)	$124,073

Cost and expense (per Boe of production):
Lease operating expenses	$9.23	$6.33	$2.90	$8.75	$7.54	$1.21
Production taxes	8.33	6.95	1.38	8.77	6.72	2.05
Depreciation, depletion and amortization	19.57	19.25	0.32	19.02	20.17	(1.15)
Stock-based compensation expenses	—	—	—	—	4.30	(4.30)
General and administrative expenses	6.86	9.57	(2.71)	7.91	10.01	(2.10)
Three months ended September 30, 2011 compared to three months ended September 30, 2010
Lease operating expenses. Lease operating expenses increased $6.6 million to $9.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was due to an increased number of producing wells and increased water production period over period. The unit operating costs increased from $6.33 per Boe for the three months ended September 30, 2010 to $9.23 per Boe for the three months ended September 30, 2011, primarily as a result of increased costs associated with salt water trucking and disposal and the continuing effects of the inclement weather during the second quarter of 2011. We have $35 million of capital in our 2011 budget allocated to building salt water disposal infrastructure, which is currently being deployed in our key operating areas. This infrastructure is expected to eliminate the need for trucks, simplify operational logistics and reduce costs in 2012 by $2.00 to $3.00 per Boe from current levels.
Production taxes. Our production taxes for the three months ended September 30, 2011 and 2010 were 10.1% and 10.7%, respectively, as a percentage of oil and natural gas sales. The 2011 production tax rate was lower than the 2010 production tax rate primarily due to certain new wells in Montana that are subject to lower incentivized production tax rates.
Depreciation, depletion and amortization (DD&A). DD&A expense increased $11.1 million to $20.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase in DD&A expense for the three months ended September 30, 2011 was primarily due to the 110% increase in production for the three months ended September 30, 2011 as compared to the same quarter in 2010.

Impairment of oil and gas properties. During the three months ended September 30, 2011 and 2010, we recorded non-cash impairment charges of $0.4 million and $0.8 million, respectively, for unproved property leases that expired during the period. No impairment charges of proved oil and gas properties were recorded for the three months ended September 30, 2011 or 2010.
General and administrative expenses. Our general and administrative expenses increased $2.5 million for the three months ended September 30, 2011 from $4.8 million for the three months ended September 30, 2010. Of this increase, approximately $2.4 million was due to the impact of our organizational growth on employee compensation and $0.5 million was due to the amortization of our restricted stock awards, offset by a decrease of $1.1 million in legal and printing costs related to our IPO incurred during the three months ended September 30, 2010. As of September 30, 2011, we had 106 full-time employees compared to 55 full-time employees as of September 30, 2010.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement net losses of $179 thousand for the three months ended September 30, 2011 and no cash settlements for the three months ended September 30, 2010. In addition, as a result of forward oil price changes, we recognized a $71.4 million non-cash unrealized mark-to-market derivative gain and a $3.1 million non-cash unrealized mark-to-market derivative loss during the three months ended September 30, 2011 and 2010, respectively.
Interest expense. Interest expense increased $6.6 million to $6.8 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was the result of interest related to our senior unsecured notes issued in February 2011 at an interest rate of 7.25%. There were no borrowings under our revolving credit facility during the three months ended September 30, 2011 and 2010, respectively.
Income taxes. Income tax expense for the three months ended September 30, 2010 was recorded at 39.4% of pre-tax net income. In addition, we recorded a $6.2 million discrete deferred tax expense in September 2010 for changes in estimates to our deferred tax liability for the initial book and tax basis differences recorded at the time of our corporate reorganization in June 2010 (see Note 9 — Income Taxes). Our income tax expense was $38.9 million for the three months ended September 30, 2011, resulting in an effective tax rate of 37.01%. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
Lease operating expenses. Lease operating expenses increased $12.9 million to $22.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This increase was primarily due to an increased number of producing wells from our West Williston acquisitions that were completed in the fourth quarter of 2010 and to our well completions during the last quarter of 2010 and the first three quarters of 2011. The unit operating costs increased from $7.54 for the nine months ended September 30, 2010 to $8.75 for the nine months ended September 30, 2011, primarily due to increased costs associated with water production, salt water disposal and the continuing effects of the inclement weather during the first half of 2011. We have $35 million of capital in our 2011 budget allocated to building salt water disposal infrastructure, which is currently being deployed in our key operating areas. This infrastructure is expected to eliminate the need for trucks, simplify operational logistics and reduce costs in 2012 by $2.00 to $3.00 per Boe from current levels.
Production taxes. Our production taxes for the nine months ended September 30, 2011 and 2010 were relatively consistent at 10.3% and 10.2%, respectively, as a percentage of oil and natural gas sales.
DD&A. DD&A expense increased $23.4 million to $47.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in DD&A expense for the nine months ended September 30, 2011 was primarily due to the production increases from the West Williston acquisitions completed in the fourth quarter of 2010 and to our well completions during 2010 and the first three quarters of 2011. The DD&A rate for the nine months ended September 30, 2011 was $19.02 per Boe compared to $20.17 per Boe for the nine months ended September 30, 2010. This decrease in the DD&A rate was due to the lower cost of reserve additions associated with our 2010 acquisition and drilling activities over the last quarter of 2010 and the first three quarters of 2011.

Impairment of oil and gas properties. During the nine months ended September 30, 2011 and 2010, we recorded non-cash impairment charges of $3.3 million and $11.8 million, respectively, for unproved property leases that expired during these periods. No impairment charges of proved oil and gas properties were recorded for the nine months ended September 30, 2011 or 2010.
Stock-based compensation expense. For the nine months ended September 30, 2010, we recorded a $5.2 million non-cash charge for stock-based compensation expense associated with OP Management’s grant of 1.0 million Class C Unit Interests (“C Units”). The C Units were granted on March 24, 2010 to individuals who were employed by us as of February 1, 2010 and who were not executive officers or key employees with an existing capital investment in OP Management. The C Units were membership interests in OP Management and not direct interests in us. The C Units were non-transferable, had no voting power and vested immediately on the grant date. Based on the characteristics of these awards, we concluded that they represented equity-type awards and we accounted for the value of these awards as if they had been awarded by us. We used fair-value-based methods to determine the value of stock-based compensation awarded to our employees and recognized the entire amount as expense due to the immediate vesting of the awards, with no future requisite service period required by the employees. As of December 31, 2010, OP Management had distributed substantially all cash or requisite common stock to its members based on membership interests and distribution percentages. No stock-based compensation expense was recorded for the nine months ended September 30, 2011 related to the C Units.
General and administrative. Our general and administrative expenses increased $7.8 million for the nine months ended September 30, 2011 from $12.1 million for the nine months ended September 30, 2010. Of this increase, approximately $5.9 million was due to the impact of our organizational growth on employee compensation and $2.0 million was due to the amortization of our restricted stock awards, offset by a decrease of $1.1 million in legal costs related to our IPO incurred during the nine months ended September 30, 2010. As of September 30, 2011, we had 106 full-time employees compared to 55 full-time employees as of September 30, 2010.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement net losses of $4.8 million and $59 thousand for the nine months ended September 30, 2011 and 2010, respectively. In addition, as a result of forward oil price changes, we recognized a $71.9 million non-cash unrealized mark-to-market derivative gain and a $0.1 million non-cash unrealized mark-to-market derivative loss during the nine months ended September 30, 2011 and 2010, respectively.
Interest expense. Interest expense increased by $17.7 million to $18.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was the result of interest related to our senior unsecured notes issued in February 2011 at an interest rate of 7.25%. There were no borrowings under our revolving credit facility during the nine months ended September 30, 2011 compared to a weighted average outstanding debt balance of $20.5 million at a weighted average interest rate of 3.11% for the nine months ended September 30, 2010.
Income taxes. Prior to our corporate reorganization, we were a limited liability company not subject to entity level income tax. In connection with the closing of our IPO in June 2010, we merged into a corporation and became subject to federal and state entity-level taxation. In connection with our corporate reorganization, an initial net deferred tax liability of $29.2 million was established for differences between the tax and book basis of our assets and liabilities and a corresponding deferred tax expense was recorded in our Consolidated Statement of Operations. Subsequent to our corporate reorganization, we recorded federal and state income tax expense of $3.7 million at an effective tax rate of 39.4% on pre-tax income and a $6.2 million discrete deferred tax expense in September 2010 for changes in estimates on our deferred tax liability for the initial book and tax basis differences recorded in June 2010 (see Note 9 — Income Taxes). Our income tax expense was $55.0 million for the nine months ended September 30, 2011, resulting in an effective tax rate of 37.22%. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

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
Our cash flows for the nine months ended September 30, 2011 and 2010 are presented below:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$139,682	$30,885
Net cash used in investing activities	(509,012)	(164,705)
Net cash provided by financing activities	389,411	362,881

Net increase in cash and cash equivalents	$20,081	$229,061

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
Net cash provided by operating activities was $139.7 million and $30.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash flows provided by operating activities for the nine-month period ended September 30, 2011 as compared to 2010 was primarily the result of an increase in oil and natural gas production of 108% and an increase in average oil sales prices, without realized derivatives, of 28%. In addition, at September 30, 2011, we had a working capital surplus of $256.6 million. This surplus was primarily attributable to our cash and short-term investment balances as a result of the net proceeds from the issuance of our senior unsecured notes in February 2011.
Cash flows used in investing activities
Net cash used in investing activities was $509.0 million and $164.7 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used in investing activities for the nine months ended September 30, 2011 compared to 2010 of $344.3 million was attributable to increased levels of capital expenditures for drilling, development and acquisition costs and purchases of short-term investments.
Our capital expenditures for drilling, development and acquisition costs are summarized in the following table:

Nine Months Ended
September 30, 2011
(In thousands)
Project Area:
West Williston	$316,106
East Nesson	64,947
Sanish	18,147
Other(1)	201

Total(2)	$399,401

(1)	Represents data relating to our properties in the Barnett shale.

(2)	Capital expenditures reflected in the table above differ from the amounts shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis. The capital expenditures amount presented in the statement of cash flows also includes cash paid for other property and equipment as well as cash paid for asset retirement obligations.

On August 1, 2011, our Board of Directors increased our total 2011 capital expenditure budget from $490 million to $627 million. Our exploration and production budget increased by $97 million to $587 million, and consists of:
•	$527 million for drilling and completing operated and non-operated wells; and
•	$60 million for maintaining and expanding our leasehold position, constructing infrastructure to support production in our core project areas, micro-seismic work, purchasing seismic data and other test work.
Additionally, the revised 2011 budget includes expenditures related to our newly formed subsidiary, OWS, totaling $24 million for equipment and materials related to start-up costs necessary to provide select well services to OPNA. The 2011 budget also includes $16 million of other non-exploration and production capital expenditures for an operations building in Williston, North Dakota, and other equipment.
While we have budgeted $627 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. We believe that the net proceeds from our offering of senior unsecured notes of approximately $393 million, which will close on November 10, 2011, together with our cash on hand, short-term investments and cash flows from operating activities should be sufficient to fund our 2011 capital expenditure budget. However, because the operated wells funded by our 2011 drilling plan represent only a small percentage of our gross identified drilling locations, we may be required to generate or raise multiples of this amount of capital to develop our entire inventory of identified drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $389.4 million and $362.9 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, cash sourced through financing activities was primarily provided by the net proceeds from the issuance of our senior unsecured notes in February 2011. For the nine months ended September 30, 2010, cash sourced through financing activities was primarily provided by net proceeds from the sale of common stock in our IPO.
Senior secured revolving line of credit. On October 6, 2011, we entered into our fifth amendment to our Amended Credit Facility. This amendment reduced the interest rates payable on our borrowings under the Amended Credit Facility, extended the maturity date of the Amended Credit Facility from February 26, 2015 to October 6, 2016, and increased our senior secured revolving line of credit from $600 million to $1 billion. In connection with this amendment, the semi-annual redetermination of our borrowing base was completed on October 6, 2011, which resulted in the borrowing base of our Amended Credit Facility increasing from $137.5 million to $350 million. Borrowings under our Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. At our election, interest is generally determined by reference to (i) the London interbank offered rate, or LIBOR, plus an applicable margin between 1.50% and 2.50% per annum; or (ii) a domestic bank prime rate plus an applicable margin between 0.00% and 1.00% per annum.

As of September 30, 2011, we had no borrowings and no outstanding letters of credit under the Amended Credit Facility. The Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders under our Amended Credit Facility may declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable. As of September 30, 2011, we were in compliance with the financial covenants of the Amended Credit Facility.
Senior unsecured notes. On February 2, 2011, we issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “Notes”). Interest is payable on the notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. These notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these notes resulted in net proceeds to us of approximately $390 million, which we are using to fund our exploration, development and acquisition program and for general corporate purposes.
The Notes were issued under an Indenture, dated as of February 2, 2011 (the “Base Indenture”), among the Company and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the first supplemental indenture among the Company, the Guarantors and the Trustee, also dated as of February 2, 2011 (the “First Supplemental Indenture”) and as further amended and supplemented by the second supplemental indenture among the Company, the Guarantors and the Trustee (the “Second Supplemental Indenture”; the Base Indenture, as amended and supplemented by the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”), dated as of September 19, 2011.
On September 23, 2011, we filed a Registration Statement on Form S-4 with the SEC to allow the holders of the Notes to exchange the Notes for registered notes that have substantially identical terms as the Notes. We and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the issuance of the Notes. Under certain circumstances, in lieu of a registered exchange offer, we must use commercially reasonable efforts to file a shelf registration statement for the resale of the Notes. If we fail to satisfy these obligations on a timely basis, the annual interest borne by the Notes will be increased by up to 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective.
The Indenture restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase, equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to certain exceptions and qualifications. If at any time when the Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Company and its subsidiaries will cease to be subject to such covenants. The Indenture also contains customary events of default.
In order to continue funding the needs of our future capital expenditure program, on October 27, 2011, we issued $400 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”). Interest is payable on the 2021 Notes semi-annually in arrears on each May 1 and November 1 of each year, beginning on May 1, 2012. The 2021 Notes are jointly and severally guaranteed on a senior unsecured basis by all of our existing material subsidiaries (the “Guarantors”). The issuance of the 2021 Notes will result in net proceeds to us of approximately $393 million, which we will use to fund our exploration, development and acquisition program and for general corporate purposes. The issuance and sale of the 2021 Notes has been registered under the Securities Act of 1933 pursuant to our automatic shelf Registration Statement on Form S-3 (Registration No. 333-175603), as amended, filed with the SEC on July 15, 2011. Closing of the issuance and sale of the 2021 Notes is scheduled for November 10, 2011.
On October 27, 2011, in connection with the issuance of these 2021 Notes, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC. The Underwriting Agreement contains customary representations, warranties and agreements by us and customary conditions to closing, obligations of the parties and termination provisions. Additionally, we agreed to indemnify the underwriters against certain liabilities, including liabilities under the Securities Act, or to contribute to payments the underwriters may be required to make because of any of those liabilities. Furthermore, we agreed with the underwriters not to offer or sell any debt securities issued or guaranteed by us having a term of more than one year (other than the 2021 Notes) for a period of 60 days after the date of the Underwriting Agreement without the prior written consent of J.P. Morgan Securities LLC.
Fair Value of Financial Instruments
See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

Contractual Obligations
We have the following contractual obligations and commitments as of September 30, 2011 (in thousands):

		Within			More Than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating leases (1)	$13,002	$1,823	$4,404	$4,503	$2,272
Drilling rig commitments (1)	51,000	13,805	34,795	2,400	—
Volume commitment agreements (1)	35,483	659	272	11,242	23,310
Fracturing service agreements (1)	41,625	36,375	5,250	—	—
Senior unsecured notes (2)	400,000	—	—	—	400,000
Asset retirement obligations (3)	11,566	—	1,598	689	9,279

Total	$552,676	$52,662	$46,319	$18,834	$434,861

(1)	See Note 11 to our unaudited condensed consolidated financial statements for a description of our operating leases, drilling rig commitments, volume commitment agreements and fracturing service agreements.

(2)	See Note 7 to our unaudited condensed consolidated financial statements for a description of our senior unsecured notes. As of September 30, 2011, we had no balance outstanding under our Amended Credit Facility.

(3)	Amounts represent our estimate of future asset retirement obligations on an undiscounted basis. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 8 to our unaudited condensed consolidated financial statements.
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
Treasury Stock
Treasury stock shares represent shares withheld by the Company equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards. The Company includes the withheld shares as Treasury Stock on its Condensed Consolidated Balance Sheet and separately pays the payroll tax obligation. These retained shares are not part of a publicly announced program to repurchase shares of the Company’s common stock and are accounted for at cost. The Company does not have a publicly announced program to repurchase shares of common stock.
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
Comprehensive income. In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We do not expect the adoption of this new guidance to have any impact on our financial position, cash flows or results of operations.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of September 30, 2011, we utilized two-way and three-way collar options and deferred premium puts to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be NYMEX-WTI plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. For the deferred premium puts, we pay a premium to the counterparty in exchange for the sale of the instrument. If the index price is below the floor price of the put, we receive the difference between the floor price and the index price multiplied by the contract volumes less the premium. If the index price settles at or above the floor price of the put, we pay only the premium.
We recognize all derivative instruments at fair value; however, certain of our derivative instruments have a deferred premium put option, which reduces the asset or increases the liability, depending on the fair value of the derivative instrument. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of September 30, 2011:

		Total
		Notional	Average
		Amount of	Sub-			Average
Settlement	Derivative	Oil	Floor	Average	Average	Deferred
Period	Instrument	(Barrels)	Price	Floor Price	Ceiling Price	Premium	Fair Value Asset
							(In thousands)
2011	Two-Way Collars	732,454		$85.10	$106.06		$5,064
2011	Three-Way Collars	45,500	$60.00	$80.00	$94.98		112
2012	Two-Way Collars	1,756,718		$85.49	$106.44		18,391
2012	Three-Way Collars	1,020,500	$69.03	$89.03	$113.47		7,356
2012	Put	1,340,000		$90.00		$6.65	12,829
2013	Two-Way Collars	807,500		$89.23	$111.69		9,982
2013	Three-Way Collars	761,000	$72.09	$92.09	$124.70		5,232
2013	Put	124,000		$90.00		$6.65	1,321
2014	Two-Way Collars	62,000		$90.00	$112.78		766
2014	Three-Way Collars	62,000	$72.50	$92.50	$126.23		397

							$61,450

Interest rate risk. We had $400.0 million of senior unsecured notes outstanding at September 30, 2011, which have a fixed cash interest rate of 7.25% per annum. During the first nine months of 2011, we had no indebtedness outstanding under our revolving credit facility. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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

The counterparties on our derivative instruments currently in place are lenders under our revolving credit facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our revolving credit facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. The Company had a net derivative asset position of approximately $61.5 million at September 30, 2011.

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
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In light of the previously identified material weakness described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2011. Notwithstanding the existence of the material weakness, management concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial condition, results of operations and cash flows for all periods presented.
Changes in internal control over financial reporting. As our remediation efforts are still in progress, as described above, there were changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2010 Annual Report. Except for the risk factors set forth below, there have been no material changes in our risk factors from those described in our 2010 Annual Report.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs to producers and additional operating restrictions or delays, which could adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act (the “SDWA”) and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. In addition, legislation has been introduced before Congress, called the Fracturing Responsibility and Awareness of Chemicals Act, to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted and other states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. For instance, effective August 26, 2011, Montana adopted hydraulic fracturing disclosure regulations pursuant to which well operators must provide information in drilling permit applications on the estimated volume and types of materials to be used in the proposed hydraulic fracturing activities. Upon completion of the well, well operators must provide the Montana Board of Oil and Gas Conservation with the volume and type of chemicals used, including the additive type, chemical ingredient names, and Chemical Abstracts Number, subject to certain trade secret protections. In September 2011, the North Dakota Industrial Commission proposed new regulations for hydraulic fracturing activities that could require well operators, under certain circumstances, to disclose the hydraulic fluid composition, including the trade name, supplier, ingredients, Chemical Abstracts Number, and the maximum ingredient concentrations of all additives in the hydraulic fracturing fluid. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. Moreover, the EPA recently announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. In addition, the U.S. Department of Energy is conducting an investigation of practices the EPA could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing; and the U.S. Energy Information Administration to provide a better understanding of that EPA’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanism.
Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.
On September 12, 2011, President Obama sent to Congress a legislative package that includes proposed legislation that, if enacted into law, would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities, and (iv) the extension of the amortization period for certain geological and geophysical expenditures.
These proposals also were included in President Obama’s Proposed Fiscal Year 2012 Budget. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Item 2.	— Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2011:

	Total		Total Number of Shares	Maximum Number (or
	Number of	Average Price	Purchased as Part of	Approximate Dollar Value) of
	Shares	Paid	Publicly Announced	Shares that May Be Purchased
Period	Exchanged (1)	per Share	Plans or Programs	Under the Plans or Programs
Jul 1 – Jul 31, 2011	—	$—	—	—
Aug 1 – Aug 31, 2011	—	—	—	—
Sept 1 – Sept 30, 2011	127	26.34	—	—

Total	127	$26.34	—	—

(1)	Represent shares that employees surrendered back to the Company that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards.

Item 6.	— Exhibits

Exhibit
No.	Description of Exhibit
4.1
Supplemental Indenture dated as of September 19, 2011 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 on September 23, 2011, and incorporated herein by reference).

4.2
Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 6, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-34776) filed on October 7, 2011, and incorporated herein by reference).

4.3
Underwriting Agreement dated October 27, 2011, by and among Oasis Petroleum Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (file no. 001-34776) filed on October 28, 2011, and incorporated herein by reference).

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

OASIS PETROLEUM INC.
Date: November 9, 2011	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
4.1
Supplemental Indenture dated as of September 19, 2011 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 on September 23, 2011, and incorporated herein by reference).

4.2
Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 6, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 001-34776) filed on October 7, 2011, and incorporated herein by reference).

4.3
Underwriting Agreement dated October 27, 2011, by and among Oasis Petroleum Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, as representative of the underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (file no. 001-34776) filed on October 28, 2011, and incorporated herein by reference).

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