Form 10-Q
period 2012-06-30
Oasis Petroleum Inc.
filed 2012-08-07
CIK 1486159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of the registrant’s common stock outstanding at August 3, 2012: 93,342,852 shares.

OASIS PETROLEUM INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

i

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements (Unaudited)

Oasis Petroleum Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$238,886	$470,872
Short-term investments	—	19,994
Accounts receivable — oil and gas revenues	79,478	52,164
Accounts receivable — joint interest partners	66,794	67,268
Inventory	19,550	3,543
Prepaid expenses	674	2,140
Advances to joint interest partners	1,957	3,935
Derivative instruments	35,257	—
Deferred income taxes	—	3,233
Other current assets	1	491

Total current assets	442,597	623,640

Property, plant and equipment
Oil and gas properties (successful efforts method)	1,769,570	1,235,357
Other property and equipment	41,333	20,859
Less: accumulated depreciation, depletion, amortization and impairment	(261,529)	(176,261)

Total property, plant and equipment, net	1,549,374	1,079,955

Derivative instruments	18,167	4,362
Deferred costs and other assets	26,232	19,425

Total assets	$2,036,370	$1,727,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,010	$12,207
Advances from joint interest partners	28,444	9,064
Revenues and production taxes payable	56,795	19,468
Accrued liabilities	237,694	119,692
Accrued interest payable	16,427	15,774
Derivative instruments	—	5,907
Deferred income taxes	11,780	—
Other current liabilities	2,895	472

Total current liabilities	355,045	182,584

Long-term debt	800,000	800,000
Asset retirement obligations	16,982	13,075
Derivative instruments	—	3,505
Deferred income taxes	133,178	92,983
Other liabilities	1,751	997

Total liabilities	1,306,956	1,093,144

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,185,023 issued and 93,122,353 outstanding at June 30, 2012; 92,483,393 issued and 92,460,914 outstanding at December 31, 2011	922	921
Treasury stock, at cost; 62,670 and 22,479 shares at June 30, 2012 and December 31, 2011, respectively	(1,808)	(602)
Additional paid-in-capital	651,271	647,374
Retained earnings (deficit)	79,029	(13,455)

Total stockholders’ equity	729,414	634,238

Total liabilities and stockholders’ equity	$2,036,370	$1,727,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$145,203	$67,206	$283,109	$125,950
Well services revenues	3,861	—	4,521	—

Total revenues	149,064	67,206	287,630	125,950

Expenses
Lease operating expenses	12,029	5,951	21,845	11,581
Well services operating expenses	1,207	—	1,684	—
Marketing, transportation and gathering expenses	1,970	247	4,539	559
Production taxes	13,720	7,085	26,986	13,168
Depreciation, depletion and amortization	44,213	13,100	83,099	26,912
Exploration expenses	—	259	2,835	291
Impairment of oil and gas properties	2,203	1,536	2,571	2,917
General and administrative expenses	13,537	6,614	25,736	12,564

Total expenses	88,879	34,792	169,295	67,992

Operating income	60,185	32,414	118,335	57,958

Other income (expense)
Net gain (loss) on derivative instruments	74,595	27,547	56,009	(4,119)
Interest expense	(14,074)	(6,761)	(27,973)	(11,959)
Other income	776	379	1,374	691

Total other income (expense)	61,297	21,165	29,410	(15,387)

Income before income taxes	121,482	53,579	147,745	42,571
Income tax expense	45,439	20,230	55,261	16,069

Net income	$76,043	$33,349	$92,484	$26,502

Earnings per share:
Basic and diluted (Note 10)	$0.82	$0.36	$1.00	$0.29
Weighted average shares outstanding:
Basic (Note 10)	92,176	92,048	92,153	92,047
Diluted (Note 10)	92,222	92,151	92,339	92,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	92,461	$921	22	$(602)	$647,374	$(13,455)	$634,238
Stock-based compensation	702	—	—	—	3,898	—	3,898
Vesting of restricted shares	—	1	—	—	(1)	—	—
Treasury stock – tax withholdings	(41)	—	41	(1,206)	—	—	(1,206)
Net income	—	—	—	—	—	92,484	92,484

Balance as of June 30, 2012	93,122	$922	63	$(1,808)	$651,271	$79,029	$729,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$92,484	$26,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	83,099	26,912
Impairment of oil and gas properties	2,571	2,917
Deferred income taxes	55,161	16,069
Derivative instruments	(56,009)	4,119
Stock-based compensation expenses	3,898	1,571
Debt discount amortization and other	1,265	648
Working capital and other changes:
Change in accounts receivable	(26,840)	(19,945)
Change in inventory	(21,636)	(65)
Change in prepaid expenses	1,500	(254)
Change in other current assets	490	(211)
Change in other assets	(7,365)	(103)
Change in accounts payable and accrued liabilities	40,022	43,612
Change in other current liabilities	2,470	—
Change in other liabilities	750	323

Net cash provided by operating activities	171,860	102,095

Cash flows from investing activities:
Capital expenditures	(440,781)	(212,267)
Derivative settlements	(2,465)	(4,652)
Purchases of short-term investments	—	(164,913)
Redemptions of short-term investments	19,994	39,974
Advances to joint interest partners	1,978	983
Advances from joint interest partners	19,380	5,851

Net cash used in investing activities	(401,894)	(335,024)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	400,000
Purchases of treasury stock	(1,206)	(559)
Debt issuance costs	(746)	(10,027)

Net cash (used in) provided by financing activities	(1,952)	389,414

(Decrease) increase in cash and cash equivalents	(231,986)	156,485
Cash and cash equivalents:
Beginning of period	470,872	143,520

End of period	$238,886	$300,005

Supplemental non-cash transactions:
Change in accrued capital expenditures	$104,486	$(6,676)
Change in asset retirement obligations	4,185	2,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Operations of the Company

Organization

Oasis Petroleum Inc. (“Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a holding company for Oasis Petroleum LLC (“OP LLC”), the Company’s predecessor, which was formed as a Delaware limited liability company on February 26, 2007. In connection with its initial public offering in June 2010 and related corporate reorganization, the Company acquired all of the outstanding membership interests in OP LLC in exchange for shares of the Company’s common stock. In May 2007, the Company formed Oasis Petroleum North America LLC (“OPNA”), a Delaware limited liability company, to conduct its domestic oil and natural gas exploration and production activities. In April 2008, the Company formed Oasis Petroleum International LLC (“OPI”), a Delaware limited liability company, to conduct business development activities outside of the United States of America. As of June 30, 2012, OPI had no business activities or material assets. In June 2011, the Company formed Oasis Well Services LLC (“OWS”), a Delaware limited liability company, to provide well services to OPNA. In July 2011, the Company formed Oasis Petroleum Marketing LLC (“OPM”), a Delaware limited liability company, to provide marketing services to OPNA.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly owned subsidiaries: OP LLC, OPNA, OPI, OWS and OPM. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2011 is derived from audited financial statements. All significant intercompany transactions have been eliminated in consolidation. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation have been included. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

	June 30, 2012	December 31, 2011
	(In thousands)
Equipment and materials	$16,869	$2,709
Crude oil inventory	2,681	834

Total inventory	$19,550	$3,543

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment:

	June 30, 2012	December 31, 2011
	(In thousands)
Proved oil and gas properties (1)	$1,691,964	$1,152,532
Less: Accumulated depreciation, depletion, amortization and impairment	(257,607)	(174,948)

Proved oil and gas properties, net	1,434,357	977,584
Unproved oil and gas properties	77,606	82,825

Oil and gas properties, net	1,511,963	1,060,409
Other property and equipment	41,333	20,859
Less: Accumulated depreciation	(3,922)	(1,313)

Other property and equipment, net	37,411	19,546

Total property, plant and equipment, net	$1,549,374	$1,079,955

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $15.2 million and $11.4 million at June 30, 2012 and December 31, 2011, respectively. In addition, the Company’s proved oil and gas properties include capitalized interest of $4.7 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively.

As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $2.2 million and $2.6 million for the three and six months ended June 30, 2012, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2012 or 2011.

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

	At fair value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$145,609	$—	$—	$145,609
Commodity derivative instruments (see Note 6)	—	53,424	—	53,424

Total assets	$145,609	$53,424	$—	$199,033

	At fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$250,419	$—	$—	$250,419
Commodity derivative instruments (see Note 6)	—	—	4,362	4,362

Total assets	$250,419	$—	$4,362	$254,781

Liabilities:
Commodity derivative instruments (see Note 6)	$—	$—	$9,412	$9,412

Total liabilities	$—	$—	$9,412	$9,412

The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Level 2 and Level 3 instruments presented in the tables above consist of oil collars, put spreads and deferred premium puts. The fair values of the Company’s oil collars and deferred premium puts are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using an options pricing model similar to Black-Scholes. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The determination of the fair values also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculated the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded a downward adjustment to the fair value of its net derivative asset in the amount of $0.3 million at June 30, 2012 and a downward adjustment to the fair value of its net derivative liability in the amount of $0.3 million at December 31, 2011.

The Company has adopted the FASB’s authoritative guidance amending certain accounting and disclosure requirements related to fair value measurements. The guidance clarifies and modifies some fair value measurement principles under GAAP, including a change in the valuation premise and the application of premiums and discounts, and contains some new disclosure requirements under GAAP. The guidance had no impact on the Company’s financial position, cash flows or results of operations for the six months ended June 30, 2012.

The following table presents a reconciliation of the changes in fair value of the derivative instruments classified as Level 3 in the fair value hierarchy for the periods presented.

	2012	2011
	(In thousands)
Balance as of January 1	$(5,050)	$(10,486)
Total gains or (losses) (realized or unrealized):
Included in earnings	—	(4,119)
Included in other comprehensive income	—	—
Settlements	—	4,652
Transfers in and out of Level 3 (1)	5,050	—

Balance as of June 30	$—	$(9,953)

Change in unrealized losses included in earnings relating to derivatives still held at June 30	$—	$533

(1)	During the first six months of 2012, the inputs used to value the Company’s commodity derivative instruments were directly or indirectly observable and those contracts were transferred to Level 2.

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at amortized cost, which approximates cost and fair value due to the short-term maturity of these instruments. At June 30, 2012, the Company’s cash equivalents were all Level 1 assets. The carrying amount of the Company’s long-term debt (senior unsecured notes due 2019 and 2021 – see Note 7) reported in the Condensed Consolidated Balance Sheet at June 30, 2012 is $800.0 million, with a fair value of $806.0 million. The Company’s unsecured notes are publicly traded and therefore categorized as a Level 1 asset.

Nonfinancial Assets and Liabilities

Asset retirement obligations. The carrying amount of the Company’s asset retirement obligations (“ARO”) in the Condensed Consolidated Balance Sheet at June 30, 2012 is $17.3 million (see Note 8 – Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three months ended June 30, 2012 or 2011.

6. Derivative Instruments

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2012, the Company utilized put spreads, two-way collar options and three-way collar options to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value (see Note 5 – Fair Value Measurements). Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized in the Other Income (Expense) section of the Condensed Consolidated Statement of Operations as a gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.

As of June 30, 2012, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average West Texas Intermediate crude oil index price:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil (Barrels)	Average Sub-Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
						(In thousands)
2012	Two-Way Collars	1,189,500		$89.23	$108.76	$7,906
2012	Three-Way Collars	1,860,000	$66.39	$90.33	$109.70	12,093
2013	Two-Way Collars	201,500		$89.23	$108.76	1,533
2013	Three-Way Collars	2,023,420	$65.30	$92.51	$112.63	13,978
2013	Put Spreads	1,717,080	$70.71	$91.24		12,853
2014	Three-Way Collars	827,030	$71.08	$92.58	$114.15	3,714
2014	Put Spreads	150,970	$71.03	$91.03		1,104
2015	Three-Way Collars	62,000	$72.50	$92.50	$114.40	243

						$53,424

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the balance sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value
Instrument Type	Balance Sheet Location	June 30, 2012	December 31, 2011
		(In thousands)
Crude oil collar	Derivative instruments — current assets	$35,257	$—
Crude oil collar	Derivative instruments — non-current assets	18,167	4,362
Crude oil collar	Derivative instruments — current liabilities	—	(5,907)
Crude oil collar	Derivative instruments — non-current liabilities	—	(3,505)

Total derivative instruments		$53,424	$(5,050)

The following table summarizes the location and amounts of realized and unrealized gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2012	2011	2012	2011
		(In thousands)		(In thousands)
Change in unrealized gain/loss on derivative instruments	Net gain (loss) on derivative instruments	$75,769	$31,687	$58,474	$533
Realized loss on derivative instruments	Net gain (loss) on derivative instruments	(1,174)	(4,140)	(2,465)	(4,652)

Total net gain (loss) on derivative instruments		$74,595	$27,547	$56,009	$(4,119)

7. Long-Term Debt

Senior unsecured notes. During 2011, the Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”) and $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”, and together with the 2019 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by the Company’s material subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The issuance of these Notes resulted in aggregate net proceeds to the Company of approximately $783.4 million.

The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively the “Indentures”), among the Company, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these options is immaterial at June 30, 2012.

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

The Indentures contain customary events of default, including:

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

Senior secured revolving line of credit. OP LLC, as parent, and OPNA, as borrower, entered into a credit agreement dated June 22, 2007 (as amended and restated, the “Amended Credit Facility”). The Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. On April 3, 2012, the Company entered into its sixth amendment to its Amended Credit Facility. This amendment added two new lenders to the bank group. All other terms and conditions of the Amended Credit Facility remained the same, including the October 6, 2016 maturity date and the $1 billion senior secured revolving line of credit. In connection with the sixth amendment, the semi-annual redetermination of the borrowing base was also completed on April 3, 2012, which resulted in the borrowing base of the Amended Credit Facility increasing from $350 million to $500 million. Effective April 20, 2012, the Company executed an agreement consenting to the resignation of BNP Paribas as the administrative agent and a lender under the Amended Credit Facility. Wells Fargo was appointed successor administrative agent and assumed the credit commitment of BNP Paribas. BNP Paribas remains as a counterparty for the Company’s commodity derivative instruments. In addition, on June 25, 2012, the Company’s lenders waived the mandatory reduction of the Company’s borrowing base that otherwise would have occurred as a result of the Company’s issuance of senior unsecured notes in July 2012 (see Note 13 – Subsequent Events).

Borrowings under the Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of June 30, 2012, any outstanding LIBOR and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

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

As of June 30, 2012, the Company had no borrowings and no outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $500 million. The Company was in compliance with the financial covenants of the Amended Credit Facility as of June 30, 2012.

Deferred financing costs. As of June 30, 2012, the Company had $25.2 million of deferred financing costs related to the Amended Credit Facility and the senior unsecured notes. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at June 30, 2012 and are being amortized over the respective terms of the Amended Credit Facility and the senior unsecured notes. The amortization of these deferred financing costs is included in interest expense on the Company’s Condensed Consolidated Statement of Operations.

8. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2012:

(In thousands)
Balance at December 31, 2011	$13,075
Liabilities incurred during period	2,812
Liabilities settled during period	—
Accretion expense during period (1)	389
Revisions to estimates	984

Balance at June 30, 2012	$17,260

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.

At June 30, 2012, the current portion of the total ARO balance was approximately $0.3 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

9. Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2012 was 37.4%, and the Company’s effective tax rate for the three and six months ended June 30, 2011 was 37.8%, which were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of June 30, 2012, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.

The Company had deferred tax assets for its federal and state tax loss carryforwards at June 30, 2012 recorded in non-current deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.

10. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the impact of potentially dilutive non-vested restricted shares outstanding during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to income available to common stockholders in the calculation of diluted earnings per share.

The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Basic weighted average common shares outstanding	92,176	92,048	92,153	92,047
Dilution effect of stock awards at end of period	46	103	186	130

Diluted weighted average common shares outstanding	92,222	92,151	92,339	92,177

Anti-dilutive stock-based compensation awards	634	272	397	173

11. Commitments and Contingencies

Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at June 30, 2012 were $14.7 million.

Drilling contracts. As of June 30, 2012, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be obligated to pay approximately $58.5 million as of June 30, 2012 for the days remaining through the end of the primary terms of the contracts.

Volume commitment agreements. As of June 30, 2012, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 21.2 MMBbl and 16.5 Bcf from its Williston Basin project areas within a specified timeframe. Future obligations under these agreements were approximately $73.4 million as of June 30, 2012.

Fracturing services. As of June 30, 2012, the Company had certain agreements with third party fracturing service companies for an initial term greater than one year. In the event of early contract termination under these agreements, the Company would be obligated to pay approximately $31.4 million as of June 30, 2012 for the months remaining through the end of the primary terms of these agreements.

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

The following financial information reflects consolidating financial information of the Company (“Issuer”) and its Guarantors on a combined basis, prepared on the equity basis of accounting. The Non-Guarantor Subsidiaries are immaterial and, therefore, not presented separately. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantors. The consolidating statement of cash flows for the six months ended June 30, 2011 includes a revision in presentation in the Issuer column, which increased cash flows from operating activities by $34.4 million and reduced cash flows from financing activities by the same amount. These revisions are eliminated in consolidation and have no effect on the Guarantors or consolidated financial statements.

Condensed Consolidating Balance Sheet

(In thousands, except share data)

	June 30, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,660	$43,226	$—	$238,886
Accounts receivable – oil and gas revenues	—	79,478	—	79,478
Accounts receivable – joint interest partners	—	66,794	—	66,794
Accounts receivable – from affiliates	266	3,361	(3,627)	—
Inventory	—	19,550	—	19,550
Prepaid expenses	63	611	—	674
Advances to joint interest partners	—	1,957	—	1,957
Derivative instruments	—	35,257	—	35,257
Other current assets	1	—	—	1

Total current assets	195,990	250,234	(3,627)	442,597

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	1,769,570	—	1,769,570
Other property and equipment	—	41,333	—	41,333
Less: accumulated depreciation, depletion, amortization and impairment	—	(261,529)	—	(261,529)

Total property, plant and equipment, net	—	1,549,374	—	1,549,374

Investments in and advances to subsidiaries	1,313,402	—	(1,313,402)	—
Derivative instruments	—	18,167	—	18,167
Deferred income taxes	24,980	—	(24,980)	—
Deferred costs and other assets	22,132	4,100	—	26,232

Total assets	$1,556,504	$1,821,875	$(1,342,009)	$2,036,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$1,010	$—	$1,010
Accounts payable – from affiliates	3,361	266	(3,627)	—
Advances from joint interest partners	—	28,444	—	28,444
Revenues and production taxes payable	—	56,795	—	56,795
Accrued liabilities	7,312	230,382	—	237,694
Accrued interest payable	16,417	10	—	16,427
Deferred income taxes	—	11,780	—	11,780
Other current liabilities	—	2,895	—	2,895

Total current liabilities	27,090	331,582	(3,627)	355,045

Long-term debt	800,000	—	—	800,000
Asset retirement obligations	—	16,982	—	16,982
Deferred income taxes	—	158,158	(24,980)	133,178
Other liabilities	—	1,751	—	1,751

Total liabilities	827,090	508,473	(28,607)	1,306,956

Stockholders’ equity
Capital contributions from affiliates	—	1,183,810	(1,183,810)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,185,023 issued and 93,122,353 outstanding	922	—	—	922
Treasury stock, at cost; 62,670 shares	(1,808)	—	—	(1,808)
Additional paid-in-capital	651,271	8,743	(8,743)	651,271
Retained earnings	79,029	120,849	(120,849)	79,029

Total stockholders’ equity	729,414	1,313,402	(1,313,402)	729,414

Total liabilities and stockholders’ equity	$1,556,504	$1,821,875	$(1,342,009)	$2,036,370

Condensed Consolidating Balance Sheet

(In thousands, except share data)

	December 31, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$443,482	$27,390	$—	$470,872
Short-term investments	19,994	—	—	19,994
Accounts receivable – oil and gas revenues	—	52,164	—	52,164
Accounts receivable – joint interest partners	—	67,268	—	67,268
Accounts receivable – from affiliates	88	1,540	(1,628)	—
Inventory	—	3,543	—	3,543
Prepaid expenses	309	1,831	—	2,140
Advances to joint interest partners	—	3,935	—	3,935
Deferred income taxes	—	3,233	—	3,233
Other current assets	18	473	—	491

Total current assets	463,891	161,377	(1,628)	623,640

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	1,235,357	—	1,235,357
Other property and equipment	—	20,859	—	20,859
Less: accumulated depreciation, depletion, amortization and impairment	—	(176,261)	—	(176,261)

Total property, plant and equipment, net	—	1,079,955	—	1,079,955

Investments in and advances to subsidiaries	958,880	—	(958,880)	—
Derivative instruments	—	4,362	—	4,362
Deferred income taxes	13,158	—	(13,158)	—
Deferred costs and other assets	15,742	3,683	—	19,425

Total assets	$1,451,671	$1,249,377	$(973,666)	$1,727,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23	$12,184	$—	$12,207
Accounts payable – from affiliates	1,540	88	(1,628)	—
Advances from joint interest partners	—	9,064	—	9,064
Revenues and production taxes payable	—	19,468	—	19,468
Accrued liabilities	103	119,589	—	119,692
Accrued interest payable	15,767	7	—	15,774
Derivative instruments	—	5,907	—	5,907
Other current liabilities	—	472	—	472

Total current liabilities	17,433	166,779	(1,628)	182,584

Long-term debt	800,000	—	—	800,000
Asset retirement obligations	—	13,075	—	13,075
Derivative instruments	—	3,505	—	3,505
Deferred income taxes	—	106,141	(13,158)	92,983
Other liabilities	—	997	—	997

Total liabilities	817,433	290,497	(14,786)	1,093,144

Stockholders’ equity
Capital contributions from affiliates	—	941,575	(941,575)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,483,393 issued and 92,460,914 outstanding	921	—	—	921
Treasury stock, at cost; 22,479 shares	(602)	—	—	(602)
Additional paid-in-capital	647,374	8,743	(8,743)	647,374
Retained earnings (deficit)	(13,455)	8,562	(8,562)	(13,455)

Total stockholders’ equity	634,238	958,880	(958,880)	634,238

Total liabilities and stockholders’ equity	$1,451,671	$1,249,377	$(973,666)	$1,727,382

Condensed Consolidating Statement of Operations

(In thousands)

	Three Months Ended June 30, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$145,203	$—	$145,203
Well services revenues	—	3,861	—	3,861

Total revenues	—	149,064	—	149,064

Expenses
Lease operating expenses	—	12,029	—	12,029
Well services operating expenses	—	1,207	—	1,207
Marketing, transportation and gathering expenses	—	1,970	—	1,970
Production taxes	—	13,720	—	13,720
Depreciation, depletion and amortization	—	44,213	—	44,213
Impairment of oil and gas properties	—	2,203	—	2,203
General and administrative expenses	2,644	10,893	—	13,537

Total expenses	2,644	86,235	—	88,879

Operating income (loss)	(2,644)	62,829	—	60,185

Other income (expense)
Equity in earnings in subsidiaries	86,024	—	(86,024)	—
Net gain on derivative instruments	—	74,595	—	74,595
Interest expense	(13,414)	(660)	—	(14,074)
Other income	118	658	—	776

Total other income (expense)	72,728	74,593	(86,024)	61,297

Income before income taxes	70,084	137,422	(86,024)	121,482
Income tax benefit (expense)	5,959	(51,398)	—	(45,439)

Net income	$76,043	$86,024	$(86,024)	$76,043

Condensed Consolidating Statement of Operations

(In thousands)

	Three Months Ended June 30, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Oil and gas revenues	$—	$67,206	$—	$67,206
Expenses
Lease operating expenses	—	5,951	—	5,951
Marketing, transportation and gathering expenses	—	247	—	247
Production taxes	—	7,085	—	7,085
Depreciation, depletion and amortization	—	13,100	—	13,100
Exploration expenses	—	259	—	259
Impairment of oil and gas properties	—	1,536	—	1,536
General and administrative expenses	1,318	5,296	—	6,614

Total expenses	1,318	33,474	—	34,792

Operating income (loss)	(1,318)	33,732	—	32,414

Other income (expense)
Equity in earnings in subsidiaries	37,557	—	(37,557)	—
Net gain on derivative instruments	—	27,547	—	27,547
Interest expense	(6,473)	(288)	—	(6,761)
Other income	371	8	—	379

Total other income (expense)	31,455	27,267	(37,557)	21,165

Income before income taxes	30,137	60,999	(37,557)	53,579
Income tax benefit (expense)	3,212	(23,442)	—	(20,230)

Net income	$33,349	$37,557	$(37,557)	$33,349

Condensed Consolidating Statement of Operations

(In thousands)

	Six Months Ended June 30, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$283,109	$—	$283,109
Well services revenues	—	4,521	—	4,521

Total revenues	—	287,630	—	287,630

Expenses
Lease operating expenses	—	21,845	—	21,845
Well services operating expenses	—	1,684	—	1,684
Marketing, transportation and gathering expenses	—	4,539	—	4,539
Production taxes	—	26,986	—	26,986
Depreciation, depletion and amortization	—	83,099	—	83,099
Exploration expenses	—	2,835	—	2,835
Impairment of oil and gas properties	—	2,571	—	2,571
General and administrative expenses	5,090	20,646	—	25,736

Total expenses	5,090	164,205	—	169,295

Operating income (loss)	(5,090)	123,425	—	118,335

Other income (expense)
Equity in earnings in subsidiaries	112,286	—	(112,286)	—
Net gain on derivative instruments	—	56,009	—	56,009
Interest expense	(26,829)	(1,144)	—	(27,973)
Other income	295	1,079	—	1,374

Total other income (expense)	85,752	55,944	(112,286)	29,410

Income before income taxes	80,662	179,369	(112,286)	147,745
Income tax benefit (expense)	11,822	(67,083)	—	(55,261)

Net income	$92,484	$112,286	$(112,286)	$92,484

Condensed Consolidating Statement of Operations

(In thousands)

	Six Months Ended June 30, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Oil and gas revenues	$—	$125,950	$—	$125,950
Expenses
Lease operating expenses	—	11,581	—	11,581
Marketing, transportation and gathering expenses	—	559	—	559
Production taxes	—	13,168	—	13,168
Depreciation, depletion and amortization	—	26,912	—	26,912
Exploration expenses	—	291	—	291
Impairment of oil and gas properties	—	2,917	—	2,917
General and administrative expenses	2,581	9,983	—	12,564

Total expenses	2,581	65,411	—	67,992

Operating income (loss)	(2,581)	60,539	—	57,958

Other income (expense)
Equity in earnings in subsidiaries	34,387	—	(34,387)	—
Net loss on derivative instruments	—	(4,119)	—	(4,119)
Interest expense	(11,414)	(545)	—	(11,959)
Other income	664	27	—	691

Total other income (expense)	23,637	(4,637)	(34,387)	(15,387)

Income before income taxes	21,056	55,902	(34,387)	42,571
Income tax benefit (expense)	5,446	(21,515)	—	(16,069)

Net income	$26,502	$34,387	$(34,387)	$26,502

Condensed Consolidating Statement of Cash Flows

(In thousands)

	Six Months Ended June 30, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$92,484	$112,286	$(112,286)	$92,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(112,286)	—	112,286	—
Depreciation, depletion and amortization	—	83,099	—	83,099
Impairment of oil and gas properties	—	2,571	—	2,571
Deferred income taxes	(11,822)	66,983	—	55,161
Derivative instruments	—	(56,009)	—	(56,009)
Stock-based compensation expenses	3,793	105	—	3,898
Debt discount amortization and other	960	305	—	1,265
Working capital and other changes:
Change in accounts receivable	(178)	(28,661)	1,999	(26,840)
Change in inventory	—	(21,636)	—	(21,636)
Change in prepaid expenses	246	1,254	—	1,500
Change in other current assets	17	473	—	490
Change in other assets	(7,305)	(60)	—	(7,365)
Change in accounts payable and accrued liabilities	9,657	32,364	(1,999)	40,022
Change in other current liabilities	—	2,470	—	2,470
Change in other liabilities	—	750	—	750

Net cash provided by (used in) operating activities	(24,434)	196,294	—	171,860

Cash flows from investing activities:
Capital expenditures	—	(440,781)	—	(440,781)
Derivative settlements	—	(2,465)	—	(2,465)
Redemptions of short-term investments	19,994	—	—	19,994
Advances to joint interest partners	—	1,978	—	1,978
Advances from joint interest partners	—	19,380	—	19,380

Net cash provided by (used in) investing activities	19,994	(421,888)	—	(401,894)

Cash flows from financing activities:
Purchases of treasury stock	(1,206)	—	—	(1,206)
Debt issuance costs	(46)	(700)	—	(746)
Investment in / capital contributions from affiliates	(242,130)	242,130	—	—

Net cash provided by (used in) financing activities	(243,382)	241,430	—	(1,952)

Increase (decrease) in cash and cash equivalents	(247,822)	15,836	—	(231,986)
Cash and cash equivalents at beginning of period	443,482	27,390	—	470,872

Cash and cash equivalents at end of period	$195,660	$43,226	$—	$238,886

Condensed Consolidating Statement of Cash Flows

(In thousands)

	Six Months Ended June 30, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$26,502	$34,387	$(34,387)	$26,502
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(34,387)	—	34,387	—
Depreciation, depletion and amortization	—	26,912	—	26,912
Impairment of oil and gas properties	—	2,917	—	2,917
Deferred income taxes	(5,446)	21,515	—	16,069
Derivative instruments	—	4,119	—	4,119
Stock-based compensation expenses	1,571	—	—	1,571
Debt discount amortization and other	489	159	—	648
Working capital and other changes:
Change in accounts receivable	—	(20,940)	995	(19,945)
Change in inventory	—	(65)	—	(65)
Change in prepaid expenses	(382)	128	—	(254)
Change in other current assets	(211)	—	—	(211)
Change in other assets	(100)	(3)	—	(103)
Change in accounts payable and accrued liabilities	13,013	31,594	(995)	43,612
Change in other liabilities	—	323	—	323

Net cash provided by operating activities	1,049	101,046	—	102,095

Cash flows from investing activities:
Capital expenditures	—	(212,267)	—	(212,267)
Derivative settlements	—	(4,652)	—	(4,652)
Purchases of short-term investments	(164,913)	—	—	(164,913)
Redemptions of short-term investments	39,974	—	—	39,974
Advances to joint interest partners	—	983	—	983
Advances from joint interest partners	—	5,851	—	5,851

Net cash used in investing activities	(124,939)	(210,085)	—	(335,024)

Cash flows from financing activities:
Proceeds from issuance of senior notes	400,000	—	—	400,000
Purchases of treasury stock	(559)	—	—	(559)
Debt issuance costs	(9,650)	(377)	—	(10,027)
Investment in / capital contributions from affiliates	(111,078)	111,078	—	—

Net cash provided by financing activities	278,713	110,701	—	389,414

Increase in cash and cash equivalents	154,823	1,662	—	156,485
Cash and cash equivalents at beginning of period	119,940	23,580	—	143,520

Cash and cash equivalents at end of period	$274,763	$25,242	$—	$300,005

13. Subsequent Events

The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.

Senior unsecured notes. On July 2, 2012, the Company issued $400 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”). Interest is payable on the 2023 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2013. The 2023 Notes are jointly and severally guaranteed on a senior unsecured basis by all of the Company’s existing material subsidiaries. The issuance of the 2023 Notes resulted in net proceeds to the Company of approximately $392 million, which the Company will use to fund its exploration, development and acquisition program and for general corporate purposes. The issuance and sale of the 2023 Notes has been registered under the Securities Act of 1933 pursuant to an automatic shelf Registration Statement on Form S-3 (Registration No. 333-175603), as amended, of the Company, filed with the SEC on July 15, 2011.

Derivative instruments. In July 2012, the Company entered into new two-way costless collar options, all of which settle monthly based on the West Texas Intermediate crude oil index price, for a total notional amount of 183,000 barrels in 2012, 1,215,500 barrels in 2013 and 108,500 barrels in 2014. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Item 1A. “Risk Factors” in our 2011 Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk, and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, during the first and second quarters of 2012, we began to actively increase the number of operated wells that we have connected to a third-party oil gathering system in our West Williston project area. At the end of June 2012, the Company had 94 operated wells connected, up from only three operated wells that were connected at the beginning of 2012. We currently flow approximately 60% of our gross operated oil production on the third-party oil gathering system.

Changes in commodity prices may also significantly affect the economic viability of drilling projects as well as the economic valuation and economic recovery of oil and gas reserves. Oil prices have increased significantly since 2009. As a result of higher commodity prices and continued successes in the application of completion technologies in the Bakken formation, there were more than 225 active drilling rigs in the Williston Basin at June 30, 2012. Although additional Williston Basin transportation takeaway capacity was added in recent months, production also increased due to the elevated drilling activity. The increased production coupled with the refinery and transportation constraints caused price differentials in the first and second quarters of 2012 to be at and above the high end of the historical average range of approximately 10% to 15% of the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil.

Our large concentrated acreage position potentially provides us with a multi-year inventory of drilling projects and requires some forward planning visibility for obtaining services. Our ability to develop and hold our existing undeveloped leasehold acreage is primarily dependent upon having access to drilling rigs and completion services. The utilization of existing drilling rigs and of existing completion service equipment in the Williston Basin is at an all-time high. This has resulted in drilling rigs, completion equipment and crews being imported from Canada and other parts of the United States. To ensure access to drilling rigs, we have entered into fixed-term drilling rig contracts for periods of up to three years and currently have ten drilling rigs under contract. In order to ensure the availability of completion services and the timely fracture stimulation of newly drilled wells, we formed OWS in June 2011 to provide well services on our operated wells, in addition to entering into fracturing service contracts with third party companies.

Second Quarter 2012 Highlights:

•	We completed and placed on production 26 gross (20.3 net) operated wells in the Williston Basin during the three months ended June 30, 2012;

•	We had 30 gross (24.1 net) operated wells awaiting completion and 9 gross (7.4 net) operated wells in the process of being drilled in the Bakken and Three Forks formations at June 30, 2012;

•	Average daily production was 20,353 Boe per day during the three months ended June 30, 2012;

•	Net gas production increased to 11.2 MMcfpd during the three months ended June 30, 2012 due to connecting additional wells in the Williston Basin to third-party infrastructure;

•	Exploration and production (“E&P”) capital expenditures were $263.2 million, consisting primarily of $243.4 million in drilling expenditures during the three months ended June 30, 2012;

•	At June 30, 2012, we had $238.9 million of cash and cash equivalents and had no outstanding debt or outstanding letters of credit under our revolving credit facility; and

•

On June 27, 2012, we priced an offering of $400 million of 6.875% senior unsecured notes due January 15, 2023. The issuance closed on July 2, 2012, resulting in net proceeds to us of approximately $392 million.

Results of Operations

Revenues

Our revenues are derived from the sale of oil and natural gas production and do not include the effects of derivative instruments. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Operating results (in thousands):
Revenues
Oil	$138,559	$65,400	$73,159	$269,935	$122,572	$147,363
Natural gas	6,644	1,806	4,838	13,174	3,378	9,796
Well services	3,861	—	3,861	4,521	—	4,521

Total oil and gas revenues	149,064	67,206	81,858	287,630	125,950	161,680

Production data:
Oil (MBbls)	1,682	685	997	3,156	1,379	1,777
Natural gas (MMcf)	1,019	200	819	1,803	402	1,401
Oil equivalents (MBoe)	1,852	718	1,134	3,457	1,446	2,011
Average daily production (Boe/d)	20,353	7,893	12,460	18,993	7,991	11,002
Average sales prices:
Oil, without realized derivatives (per Bbl) (1)	$82.36	$95.48	$(13.12)	$85.04	$88.86	$(3.82)
Oil, with realized derivatives (per Bbl) (1) (2)	81.67	89.43	(7.76)	84.26	85.49	(1.23)
Natural gas (per Mcf) (3)	6.52	9.05	(2.53)	7.30	8.41	(1.11)

(1)	For the six months ended June 30, 2012, average sales prices for oil are calculated using total oil revenues, excluding bulk purchase sales of $1.5 million, divided by oil production.
(2)	Realized prices include realized gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.
(3)	Natural gas prices include the value for natural gas and natural gas liquids.

Three months ended June 30, 2012 as compared to three months ended June 30, 2011

Total revenues. Our total revenues increased $81.9 million, or 122%, to $149.1 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 12,460 Boe per day, or 158%, to 20,353 Boe per day during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in average daily production sold was primarily a result of our well completions during the last two quarters of 2011 and the first two quarters of 2012. Well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 9,266 Boe per day, 2,584 Boe per day and 712 Boe per day, respectively, during the second quarter of 2012 as compared to the second quarter of 2011. Average oil sales prices, without realized derivatives, decreased by $13.12/Bbl, or 14%, to an average of $82.36/Bbl for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The higher production amounts sold increased revenues by $87.5 million, while lower oil and natural gas sales prices decreased revenues by $9.5 million during the three months ended June 30, 2012. The remaining $3.9 million increase in total revenues was attributable to well services revenues during the three months ended June 30, 2012. There were no well services revenues during the second quarter of 2011 because OWS did not commence fracturing activity until the first quarter of 2012.

Six months ended June 30, 2012 as compared to six months ended June 30, 2011

Total revenues. Our total revenues increased $161.7 million, or 128%, to $287.6 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 11,002 Boe per day, or 138%, to 18,993 Boe per day during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in average daily production sold was primarily a result of our well completions during the last two quarters of 2011 and the first two quarters of 2012. Well completions in our West Williston, East Nesson and Sanish project areas increased average daily production by approximately 8,542 Boe per day, 2,043 Boe per day and 451 Boe per day, respectively, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Average oil sales prices, without realized derivatives, decreased by $3.82/Bbl, or 4%, to an average of $85.04/Bbl for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The higher production amounts sold increased revenues by $161.3 million, while lower oil and natural gas sales prices decreased revenues by $5.7 million during the six months ended June 30, 2012. Well services revenues were $4.5 million for the six months ended June 30, 2012 compared to no well services revenues during the six months ended June 30, 2011 because OWS did not commence fracturing activity until the first quarter of 2012. The remaining $1.5 million increase in total revenues was attributable to oil bulk purchase revenues related to marketing activities included in oil and gas revenues during the six months ended June 30, 2012.

Expenses

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	$ Change	2012	2011	$ Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$12,029	$5,951	$6,078	$21,845	$11,581	$10,264
Well services operating expenses	1,207	—	1,207	1,684	—	1,684
Marketing, transportation and gathering expenses	1,970	247	1,723	4,539	559	3,980
Production taxes	13,720	7,085	6,635	26,986	13,168	13,818
Depreciation, depletion and amortization	44,213	13,100	31,113	83,099	26,912	56,187
Exploration expenses	—	259	(259)	2,835	291	2,544
Impairment of oil and gas properties	2,203	1,536	667	2,571	2,917	(346)
General and administrative expenses	13,537	6,614	6,923	25,736	12,564	13,172

Total expenses	$88,879	$34,792	$54,087	$169,295	$67,992	$101,303

Operating income (loss)	60,185	32,414	27,771	118,335	57,958	60,377
Other income (expense):
Net gain (loss) on derivative instruments	74,595	27,547	47,048	56,009	(4,119)	60,128
Interest expense	(14,074)	(6,761)	(7,313)	(27,973)	(11,959)	(16,014)
Other income	776	379	397	1,374	691	683

Total other income (expense)	61,297	21,165	40,132	29,410	(15,387)	44,797

Income before income taxes	121,482	53,579	67,903	147,745	42,571	105,174
Income tax expense	45,439	20,230	25,209	55,261	16,069	39,192

Net income (loss)	$76,043	$33,349	$42,694	$92,484	$26,502	$65,982

Cost and expense (per Boe of production):
Lease operating expenses (1)	$6.49	$8.29	$(1.80)	$6.32	$8.00	$(1.68)
Marketing, transportation and gathering expenses	1.06	0.34	0.72	1.31	0.39	0.92
Production taxes	7.41	9.86	(2.45)	7.81	9.10	(1.29)
Depreciation, depletion and amortization	23.87	18.24	5.63	24.04	18.61	5.43
General and administrative expenses (2)	7.31	9.21	(1.90)	7.45	8.69	(1.24)

(1)	For the three and six months ended June 30, 2011, lease operating expenses excludes marketing, transportation and gathering expenses to conform such amount to current year classifications.
(2)	Includes $1.1 million and $2.7 million of expenses related to OWS for the three and six months ended June 30, 2012, respectively. Excluding OWS, E&P only G&A would be $6.71 and $6.66 per Boe for the three and six months ended June 30, 2012, respectively.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Lease operating expenses. Lease operating expenses increased $6.1 million to $12.0 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase was due to an increased number of producing wells and increased workover expenses period over period. The unit operating costs decreased from $8.29 per Boe for the three months ended June 30, 2011 to $6.49 per Boe for the three months ended June 30, 2012, as a result of operational efficiency and lower salt water disposal (“SWD”) costs.

We have $74 million in our 2012 capital budget primarily allocated to building SWD infrastructure, which is currently being deployed in our key operating areas. This infrastructure is expected to reduce our dependence on trucks for water hauling and simplify operational logistics. As of June 30, 2012, we had approximately 30% of operated water production flowing through our operated pipeline system. We expect to have approximately 80% of operated water production flowing through the pipeline system by year-end 2012. Additionally, we currently dispose of approximately 60% of our operated water production at our operated disposal wells. This continued expansion of our SWD systems is expected to reduce lease operating expenses throughout the remainder of 2012.

Well services operating expenses. The $1.2 million in well services operating expenses represents non-affiliated fracturing service costs incurred by OWS for fracturing jobs completed in the second quarter of 2012. There were no well services operating expenses during the second quarter of 2011 because OWS did not commence fracturing activity until the first quarter of 2012.

Marketing, transportation and gathering expenses. This line item includes all of our marketing, transportation and gathering for our oil production as well as bulk oil purchase costs. The $1.7 million increase quarter over quarter, or $0.72 increase per Boe, is mainly attributable to increased oil transportation costs related to OPM, which did not commence operations until the third quarter of 2011.

Production taxes. Our production taxes for the three months ended June 30, 2012 and 2011 were 9.5% and 10.5%, respectively, as a percentage of oil and natural gas sales. The second quarter 2012 production tax rate was lower than the second quarter 2011 production tax rate primarily due to certain new wells in Montana that are subject to lower incentivized production tax rates.

Depreciation, depletion and amortization (DD&A). DD&A expense increased $31.1 million to $44.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase in DD&A expense for the three months ended June 30, 2012 was primarily a result of our production increases from our well completions during the last two quarters of 2011 and the first two quarters of 2012. The DD&A rate for the three months ended June 30, 2012 was $23.87 per Boe compared to $18.24 per Boe for the three months ended June 30, 2011. The higher DD&A rate was due to a greater increase in well costs over an increase in reserves.

Impairment of oil and gas properties. During the three months ended June 30, 2012 and 2011, we recorded non-cash impairment charges of $2.2 million and $1.5 million, respectively, for unproved property leases that expired during the period or have been forecasted to expire under our current drilling plans. No impairment charges of proved oil and gas properties were recorded for the three months ended June 30, 2012 or 2011.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased $6.9 million for the three months ended June 30, 2012 from $6.6 million for the three months ended June 30, 2011. Of this increase, approximately $6.0 million related to employee compensation expenses due to our organizational growth, including the addition of OWS, and $1.3 million was due to additional amortization of our restricted stock awards during the three months ended June 30, 2012. As of June 30, 2012, we had 223 full-time employees compared to 88 full-time employees as of June 30, 2011. Excluding G&A expenses related to OWS of $1.1 million, G&A related to E&P on a per Boe basis would have been $6.71 in the second quarter of 2012.

Derivative instruments. As a result of our derivative activities, we incurred cash settlement net losses of $1.2 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively. In addition, as a result of forward oil price changes, we recognized a $75.8 million and a $31.7 million non-cash unrealized mark-to-market net derivative gain during the three months ended June 30, 2012 and 2011, respectively.

Interest expense. Interest expense increased $7.3 million to $14.1 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in November 2011 at an interest rate of 6.5%. There were no borrowings under our revolving credit facility during the three months ended June 30, 2012 and 2011, respectively.

Income taxes. Income tax expense for the three months ended June 30, 2012 and 2011 was recorded at 37.4% and 37.8% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Lease operating expenses. Lease operating expenses increased $10.3 million to $21.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase was due to an increased number of producing wells and increased workover expenses period over period. The unit operating costs decreased from $8.00 per Boe for the six months ended June 30, 2011 to $6.32 per Boe for the six months ended June 30, 2012, as a result of operational efficiency and lower SWD costs.

Well services operating expenses. The $1.7 million in well services operating expenses represents non-affiliated fracturing service costs incurred by OWS for fracturing jobs completed in 2012. There were no well services operating expenses in 2011 because OWS did not commence fracturing activity until the first quarter of 2012.

Marketing, transportation and gathering expenses. This line item includes all of our marketing, transportation and gathering for our oil production as well as bulk oil purchase costs. The $4.0 million increase period over period, or $0.92 increase per Boe, is mainly attributable to increased oil transportation costs related to OPM, which did not commence operations until the third quarter of 2011.

Production taxes. Our production taxes for the six months ended June 30, 2012 and 2011 were 9.6% and 10.5%, respectively, as a percentage of oil and natural gas sales. The production tax rate for the six months ended June 30, 2012 was lower than the production tax rate for the six months ended June 30, 2011 primarily due to certain new wells in Montana that are subject to lower incentivized production tax rates.

Depreciation, depletion and amortization (DD&A). DD&A expense increased $56.2 million to $83.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This increase in DD&A expense for the six months ended June 30, 2012 was primarily a result of our production increases from our well completions during the last two quarters of 2011 and the first two quarters of 2012. The DD&A rate for the six months ended June 30, 2012 was $24.04 per Boe compared to $18.61 per Boe for the six months ended June 30, 2011. The higher DD&A rate was due to a greater increase in well costs over an increase in reserves.

Exploration expenses. The $2.5 million increase in exploration expenses to $2.8 million for the six months ended June 30, 2012 is primarily due to geological and geophysical costs for the purchase of 3D seismic data.

Impairment of oil and gas properties. During the six months ended June 30, 2012 and 2011, we recorded non-cash impairment charges of $2.6 million and $2.9 million, respectively, for unproved property leases that expired during the period or have been forecasted to expire under our current drilling plans. No impairment charges of proved oil and gas properties were recorded for the three months ended June 30, 2012 or 2011.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased $13.2 million for the six months ended June 30, 2012 from $12.6 million for the six months ended June 30, 2011. Of this increase, approximately $9.9 million related to employee compensation expenses due to our organizational growth, including the addition of OWS, and $2.3 million was due to additional amortization of our restricted stock awards during the six months ended June 30, 2012. As of June 30, 2012, we had 223 full-time employees compared to 88 full-time employees as of June 30, 2011. Excluding G&A expenses related to OWS of $2.7 million, G&A related to E&P on a per Boe basis would have been $6.66 for the six months ended June 30, 2012.

Derivative instruments. As a result of our derivative activities, we incurred cash settlement net losses of $2.5 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively. In addition, as a result of forward oil price changes, we recognized a $58.5 million and a $0.5 million non-cash unrealized mark-to-market net derivative gain during the six months ended June 30, 2012 and 2011, respectively.

Interest expense. Interest expense increased $16.0 million to $28.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in February and November 2011 at interest rates of 7.25% and 6.5%, respectively. There were no borrowings under our revolving credit facility during the six months ended June 30, 2012 and 2011, respectively.

Income taxes. Income tax expense for the six months ended June 30, 2012 and 2011 was recorded at 37.4% and 37.8% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

Liquidity and Capital Resources

Our primary sources of liquidity as of the date of this report have been proceeds from our issuances of senior unsecured notes, proceeds from our IPO in June 2010, cash flows from operations and historically, borrowings under our revolving credit facility and capital contributions from private investors. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Our cash flows for the six months ended June 30, 2012 and 2011 are presented below:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$171,860	$102,095
Net cash used in investing activities	(401,894)	(335,024)
Net cash (used in) provided by financing activities	(1,952)	389,414

(Decrease) increase in cash and cash equivalents	$(231,986)	$156,485

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

Net cash provided by operating activities was $171.9 million and $102.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in cash flows provided by operating activities for the period ended June 30, 2012 as compared to 2011 was primarily the result of an increase in oil and natural gas production of 138%. In addition, at June 30, 2012, we had a working capital surplus of $87.6 million. This surplus was primarily attributable to our cash and cash equivalents balance as a result of the net proceeds from the issuance of our senior unsecured notes in 2011.

Cash flows used in investing activities

Net cash used in investing activities was $401.9 million and $335.0 million during the six months ended June 30, 2012 and 2011, respectively. The increase in cash used in investing activities for the six months ended June 30, 2012 compared to 2011 of $66.9 million was mainly attributable to increased levels of capital expenditures for drilling and development costs.

Our capital expenditures for drilling, development and acquisition costs are summarized in the following table:

Six Months Ended June 30, 2012
(In thousands)
Project Area:
West Williston	$391,975
East Nesson	106,617
Sanish	31,575

Total E&P capital expenditures	530,167
Non-E&P capital expenditures (1)	25,368

Total capital expenditures (2)	$555,535

(1)	Non-E&P capital expenditures include such items as equipment for OWS, district tools, administrative capital and capitalized interest.
(2)	Capital expenditures reflected in the table above differ from the amounts shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include accrued liabilities for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis.

On July 26, 2012, our Board of Directors increased our total 2012 capital expenditure budget from $884 million to $1,062 million, which now consists of:

•	$912 million of development capital for operated and non-operated wells (including expected savings from services provided by OWS);

•	$74 million for constructing infrastructure to support production in our core project areas, primarily related to SWD systems that will lower lease operating expenses;

•	$30 million for maintaining and expanding our leasehold position;

•	$6 million for micro-seismic work, purchase of seismic data and other test work;

•	$17 million for OWS, including $12 million for equipment budgeted and ordered in 2011 that arrived in the first quarter of 2012; and

•	$23 million for other non-E&P capital, including items such as district tools, administrative capital and capitalized interest.

The 2012 capital expenditure budget does not include approximately $30 million of capital that was related to 2011 activity that was included in the first quarter of 2012 actual capital expenditures. While we have budgeted $1,062 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. We believe that cash on hand, cash flows from operating activities and availability under our revolving credit facility should be more than sufficient to fund our 2012 capital expenditure budget. However, because the operated wells funded by our 2012 drilling plan represent only a small percentage of our gross identified drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of identified drilling locations should we elect to do so.

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

Cash flows used in or provided by financing activities

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2012 compared to $389.4 million net cash provided by financing activities for the six months ended June 30, 2011. For the six months ended June 30, 2012, cash used in financing activities was primarily due to the purchases of treasury stock for shares withheld by the Company equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards combined with deferred financing costs related to the semi-annual redetermination of our borrowing base under our senior secured revolving line of credit. For the six months ended June 30, 2011, cash sourced through financing activities was primarily provided by the net proceeds from the issuance of our senior unsecured notes in February 2011.

Senior unsecured notes. On February 2, 2011, we issued $400 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”). Interest is payable on the 2019 Notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. The 2019 Notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these 2019 Notes resulted in net proceeds to us of approximately $390 million, which we are using to fund our exploration, development and acquisition program and for general corporate purposes.

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

At any time prior to November 1, 2014, we may redeem up to 35% of the 2021 Notes at a redemption price of 106.5% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings as long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding after such redemption. Prior to November 1, 2016, we may redeem some or all of the 2021 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after November 1, 2016, we may redeem some or all of the 2021 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% for the twelve-month period beginning on November 1, 2016, 102.167% for the twelve-month period beginning on November 1, 2017, 101.083% for the twelve-month period beginning on November 1, 2018 and 100.00% beginning on November 1, 2019, plus accrued and unpaid interest to the redemption date. If a change in control occurs at any time on or prior to January 1, 2013, we may redeem all, but not less than all, of the 2021 Notes, at a redemption price equal to 110% of the principal amount plus accrued and unpaid interest to the redemption date.

On July 2, 2012, we issued $400 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”). Interest is payable on the 2023 Notes semi-annually in arrears on each January 15 and July 15, commencing January 15, 2013. The 2021 Notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these 2023 Notes resulted in net proceeds to us of approximately $392.4 million, which we are using to fund our exploration, development and acquisition program and for general corporate purposes.

At any time prior to July 15, 2015, we may redeem up to 35% of the 2023 Notes at a redemption price of 106.875% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings as long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2023 Notes remains outstanding after such redemption. Prior to July 15, 2017, we may redeem some or all of the 2023 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after July 15, 2017, we may redeem some or all of the 2023 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.438% for the twelve-month period beginning on July 15, 2017, 102.292% for the twelve-month period beginning on July 15, 2018, 101.146% for the twelve-month period beginning on July 15, 2019 and 100.00% beginning on July 15, 2020, plus accrued and unpaid interest to the redemption date. If a change in control occurs at any time on or prior to July 15, 2013, we may redeem all, but not less than all, of the 2023 Notes, at a redemption price equal to 110% of the principal amount plus accrued and unpaid interest to the redemption date.

The indentures governing our 2019 Notes, 2021 Notes and 2023 Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our 2019 Notes, 2021 Notes or 2023 Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.

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

As of June 30, 2012, we had no borrowings and no outstanding letters of credit under our revolving credit facility. The revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders under our revolving credit facility may declare all amounts outstanding under our revolving credit facility to be immediately due and payable. As of June 30, 2012, we were in compliance with the financial covenants of our revolving credit facility.

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

We utilize derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2012, we utilized put spreads, two-way collar options and three-way collar options to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A put spread is a combination of a purchased put and a sold put, and in this case does not include a sold call, allowing the volumes under this contract to have no established maximum price (ceiling).

We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of June 30, 2012:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil (Barrels)	Average Sub-Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
						(In thousands)
2012	Two-Way Collars	1,189,500		$89.23	$108.76	$7,906
2012	Three-Way Collars	1,860,000	$66.39	$90.33	$109.70	12,093
2013	Two-Way Collars	201,500		$89.23	$108.76	1,533
2013	Three-Way Collars	2,023,420	$65.30	$92.51	$112.63	13,978
2013	Put Spreads	1,717,080	$70.71	$91.24		12,853
2014	Three-Way Collars	827,030	$71.08	$92.58	$114.15	3,714
2014	Put Spreads	150,970	$71.03	$91.03		1,104
2015	Three-Way Collars	62,000	$72.50	$92.50	$114.40	243

						$53,424

Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum and (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum outstanding at June 30, 2012. During the first six months of 2012, we had no indebtedness outstanding under our revolving credit facility. We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $15.0 million at June 30, 2012.

Most of the counterparties on our derivative instruments currently in place are lenders under our revolving credit facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our revolving credit facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $53.4 million at June 30, 2012.

Item 4. — Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at June 30, 2012.

Changes in internal control over financial reporting. During the quarter ended June 30, 2012, we converted to a new accounting and land software system, which replaced our existing system. We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps included procedures to preserve the integrity of the data converted and a review by management to validate the data converted. Additionally, we provided training related to this system to individuals using the system to carry out their job responsibilities. We anticipate that the implementation of this software will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. In conjunction with this system conversion, we also brought all of our outsourced accounting functions in-house. We have continued to hire additional accounting staff to support these functions. We are modifying the design and documentation of internal control processes and procedures relating to the new system and modules to supplement and complement existing internal control over certain respective job areas. The system change was undertaken to integrate systems and consolidate information and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. Testing of the controls related to the new system and accounting functions is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2012.

We continue to evaluate the ongoing effectiveness and sustainability of the changes we have made in internal control, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.

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

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2011 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.

Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2012:

Period	Total Number of Shares Exchanged (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	306	$30.83	—	—
May 1 – May 31, 2012	306	33.30	—	—
June 1 – June 30, 2012	234	23.79	—	—

Total	846	$29.78	—	—

(1)	Represent shares that employees surrendered back to the Company that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

4.1	Second Supplemental Indenture dated as of July 2, 2012 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.1	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 3, 2012, among Oasis Petroleum North America, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012, and incorporated herein by reference).

10.2	April 20, 2012 Resignation, Consent and Appointment Agreement and Amendment Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

Exhibit No.	Description of Exhibit

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date: August 7, 2012	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Second Supplemental Indenture dated as of July 2, 2012 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.1	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 3, 2012, among Oasis Petroleum North America, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012, and incorporated herein by reference).

10.2	April 20, 2012 Resignation, Consent and Appointment Agreement and Amendment Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.