Form 10-K
period 2012-12-31
Oasis Petroleum Inc.
filed 2013-03-01
CIK 1486159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,251,698,496

Number of shares of registrant’s common stock outstanding as of February 22, 2013: 93,602,754

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference into Part III of this report for the year ended December 31, 2012.

OASIS PETROLEUM INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Forward-looking statements may include statements about:

•	our business strategy;

•	estimated future net reserves and present value thereof;

•	technology;

•	cash flows and liquidity;

•	our financial strategy, budget, projections, execution of business plan and operating results;

•	oil and natural gas realized prices;

•	timing and amount of future production of oil and natural gas;

•	availability of drilling, completion and production equipment and materials;

•	availability of qualified personnel;

•	owning and operating a services company;

•	the amount, nature and timing of capital expenditures;

•	availability and terms of capital;

•	property acquisitions;

•	costs of exploiting and developing our properties and conducting other operations;

•	drilling and completion of wells;

•	infrastructure for salt water disposal;

•	gathering, transportation and marketing of oil and natural gas, both in the Williston Basin and other regions in the United States;

•	general economic conditions;

•	operating environment, including inclement weather conditions;

•	competition in the oil and natural gas industry;

•	effectiveness of risk management activities;

•	environmental liabilities;

•	counterparty credit risk;

•	governmental regulation and the taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas-producing countries;

•	uncertainty regarding future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.

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

PART I

Item 1. Business

Overview

Oasis Petroleum Inc. (together with our consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the Montana and North Dakota regions of the Williston Basin. As of December 31, 2012, we have accumulated 335,383 net leasehold acres in the Williston Basin. We are currently exploiting significant resource potential from the Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the location, size and concentration of our acreage in our core project areas create an opportunity for us to achieve cost, recovery and production efficiencies through the large-scale development of our project inventory. Our management team has a proven track record in identifying, acquiring and executing large, repeatable development drilling programs, which we refer to as “resource conversion” opportunities, and has substantial Williston Basin experience. In 2012, we completed and placed on production 117 gross operated wells in the Williston Basin. We have built our Williston Basin leasehold acreage position primarily through acquisitions and development in our three primary project areas: West Williston, East Nesson and Sanish.

DeGolyer and MacNaughton, our independent reserve engineers, estimated our net proved reserves to be 143.3 MMBoe as of December 31, 2012, of which 49% were classified as proved developed and of which 89% were oil. The following table presents summary data for each of our primary project areas as of December 31, 2012:

		Productive		Estimated net proved reserves as of		2012 Average daily
		Bakken and Three Forks Wells		December 31, 2012		production
Project area	Net acreage	Gross	Net	MMBoe	% Developed	Boe/d
West Williston	208,062	204	128.8	94.6	47	15,263
East Nesson	118,943	145	67.5	41.4	47	4,936
Sanish	8,378	257	19.9	7.3	83	2,270

Total	335,383	606	216.2	143.3	49	22,469

Our history

Oasis Petroleum Inc. was incorporated in February 2010 pursuant to the laws of the State of Delaware to become a holding company for Oasis Petroleum LLC (“OP LLC”), our predecessor, which was formed as a Delaware limited liability company in February 2007 by certain members of our senior management team and certain private equity funds. We completed our initial public offering (“IPO”) in June 2010. In connection with our IPO and related corporate reorganization, we acquired all of the outstanding membership interests in OP LLC in exchange for shares of our common stock. Oasis Petroleum North America LLC (“OPNA”) conducts our exploration and production activities and owns our proved and unproved oil and natural gas properties. In 2011, we formed Oasis Well Services LLC (“OWS”), which provides well services to OPNA, and Oasis Petroleum Marketing LLC (“OPM”), which provides marketing services to OPNA.

Our business strategy

Our goal is to enhance value by investing capital to build reserves, production and cash flows at attractive rates of return through the following strategies:

•

Develop our Williston Basin leasehold position. We intend to continue to drill and develop our acreage position to maximize the value of our resource potential. During 2012, we completed and brought on production 117 gross (95.8 net) operated Bakken and Three Forks wells in the Williston Basin. As of December 31, 2012, we had 21 gross operated wells waiting on completion and 11 gross operated wells drilling in the Bakken and Three Forks formations. Our 2013 drilling plan contemplates completing approximately 128 gross (92.5 net) operated wells in our project areas. We believe we have the ability to increase or decrease the number of wells drilled during 2013 based on market conditions and program results.

•

Focus on operational and cost efficiencies. Our management team is focused on continuous improvement of our operations and has significant experience in successfully converting early-stage resource conversion opportunities into cost-efficient development projects. We believe the magnitude and concentration of our acreage within our project areas provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad, utilizing centralized production and oil, gas and water fluid handling facilities and infrastructure and reducing the time and cost of rig mobilization. In addition, OWS is expected to continue to provide capital savings and decrease our operated well capital costs going forward.

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

•

Maintain financial flexibility and conservative financial position. We are committed to maintaining a conservative financial strategy by managing our liquidity position and leverage levels. As of December 31, 2012, we had no borrowings and $2.2 million of outstanding letters of credit under our revolving credit facility and $737.1 million of liquidity available, including $239.3 million in cash and short-term investments and $497.8 million available under our revolving credit facility. This liquidity position, along with internally generated cash flows, will provide additional financial flexibility as we continue to develop our acreage position in the Williston Basin. We also have access to the public equity and debt markets, and we intend to maintain a conservative, balanced capital structure by prudently raising proceeds from future offerings as additional capital needs arise.

Our competitive strengths

We have a number of competitive strengths that we believe will help us to successfully execute our business strategies:

•

Substantial leasehold position in one of North America’s leading unconventional oil-resource plays. As of December 31, 2012, our 335,383 net leasehold acres in the Williston Basin were highly prospective in the Bakken and Three Forks formations and 89% of our 143.3 MMBoe estimated net proved reserves in this area were comprised of oil. We increased our operated drill blocks by 37 through acreage additions and trades during 2012. In addition, we have 264,595 net acres held-by-production as of December 31, 2012. We believe our acreage is one of the largest concentrated leasehold positions that is prospective in the Bakken and Three Forks formations, and much of our acreage is in areas of significant drilling activity by other exploration and production companies. We expect that the scale and concentration of our acreage will enable us to reduce our drilling and completion costs and improve operational efficiency as we transition to full development mode throughout 2013.

•

Large, multi-year project inventory. We believe we have a large inventory of potential drilling locations that we have not yet drilled, a majority of which is operated by us. We plan to complete 128 gross (92.5 net) operated wells in the Williston Basin in 2013.

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

•

Incentivized management team. As of December 31, 2012, our executive officers owned approximately 5% of our outstanding common stock. We believe our executive officers’ ownership interest in us provides them with significant incentives to grow the value of our business for the benefit of all stakeholders.

•

Operating control over the majority of our portfolio. In order to maintain better control over our asset portfolio, we have established a leasehold position comprised primarily of properties that we expect to operate. We expect to operate approximately 64% of our gross drilling locations, or 91% of our net drilling locations. As of December 31, 2012, 93% of our estimated net proved reserves were attributable to properties that we expect to operate. Approximately 89% of our 2013 drilling and completion capital expenditure budget is related to operated wells. As of December 31, 2012, our average working interest in our operated and non-operated identified drilling locations was 69% and 12%, respectively. Controlling operations will allow us to dictate the pace of development as well as the costs, type and timing of exploration and development activities. We believe that maintaining operational control over the majority of our acreage will allow us to better pursue our strategies of enhancing returns through operational and cost efficiencies and maximizing hydrocarbon recovery through continuous improvement of drilling and completion techniques. We are also better able to control infrastructure investment to drive down operating costs and increase gas production and oil price realizations.

Our operations

Estimated net proved reserves

The table below summarizes our estimated net proved reserves and related PV-10 at December 31, 2012, 2011 and 2010 for each of our project areas based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers. In preparing its reports, DeGolyer and MacNaughton evaluated properties representing all of our PV-10 at December 31, 2012, 2011 and 2010 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves were determined using the preceding twelve months’ unweighted arithmetic average of the first-day-of-the-month prices and do not include probable or possible reserves. The information in the following table does not give any effect to or reflect our commodity derivatives. For a definition of proved reserves under the SEC rules, please see the “Glossary of oil and natural gas terms” included at the end of this report. For more information regarding our independent reserve engineers, please see “Independent petroleum engineers” below.

	At December 31, 2012		At December 31, 2011		At December 31, 2010
Project area	Proved reserves (MMBoe)	PV-10(1) (in millions)	Proved reserves (MMBoe)	PV-10(1) (in millions)	Proved reserves (MMBoe)	PV-10(1) (in millions)
Williston Basin:
West Williston	94.6	$2,066.6	51.6	$1,242.6	22.9	$380.0
East Nesson	41.4	975.6	21.1	479.1	9.6	160.7
Sanish	7.3	202.1	6.0	182.0	7.2	156.4

Total Williston Basin	143.3	3,244.3	78.7	1,903.7	39.7	697.1
Other(2)	—	—	—	—	0.1	0.7

Total	143.3	$3,244.3	78.7	$1,903.7	39.8	$697.8

(1)	PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable financial measure under accounting principles generally accepted in the United States of America (“GAAP”), because it does not include the effect of income taxes on discounted future net cash flows. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. The oil and gas industry uses PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. See “Reconciliation of PV-10 to Standardized Measure” below.
(2)	Represents data relating to our properties in the Barnett shale, which we sold in November 2011.

Estimated net proved reserves at December 31, 2012 were 143.3 MMBoe, an 82% increase from estimated net proved reserves of 78.7 MMBoe at December 31, 2011 primarily as a result of our 2012 drilling program and well completions. Our proved developed reserves increased 34.2 MMBoe, or 95%, to 70.0 MMBoe for the year ended December 31, 2012 from 35.8 MMBoe for the year ended December 31, 2011, primarily due to our 2012 drilling program, including the completion of 117 gross (95.8 net) operated wells. Our proved undeveloped reserves increased to 73.3 MMBoe for the year ended December 31, 2012 from 42.9 MMBoe for the year ended December 31, 2011 primarily due to our 2012 drilling program.

Estimated net proved reserves at December 31, 2011 were 78.7 MMBoe, a 98% increase from estimated net proved reserves of 39.8 MMBoe at December 31, 2010. Our 2011 estimated net proved reserves increased 38.9 MMBoe over our 2010 estimated net proved reserves due to acquisitions, our drilling program and higher oil price assumptions at December 31, 2011. Our commodity price assumption for oil increased $16.83/Bbl to $96.23/Bbl for the year ended December 31, 2011 from $79.40/Bbl for the year ended December 31, 2010. Our proved developed producing reserves increased 18.8 MMBoe, or 111%, to 35.8 MMBoe for the year ended December 31, 2011 from 17.0 MMBoe for the year ended December 31, 2010, primarily due to our drilling program completing 63 gross (49.2 net) operated wells. Our proved undeveloped reserves increased to 42.9 MMBoe for the year ended December 31, 2011 from 22.8 MMBoe for the year ended December 31, 2010 due to our drilling program, significant regional drilling activity, higher commodity price assumptions and higher overall estimated ultimate recoveries using recent drilling and completion techniques.

The following table sets forth more information regarding our estimated net proved reserves at December 31, 2012, 2011 and 2010:

	At December 31,
	2012	2011	2010
Reserves Data(1):
Estimated proved reserves:
Oil (MMBbls)	128.1	69.1	36.6
Natural gas (Bcf)	91.5	57.9	19.4
Total estimated proved reserves (MMBoe)	143.3	78.7	39.8
Percent oil	89%	88%	92%

	At December 31,
	2012	2011	2010
Reserves Data(1):
Estimated proved developed reserves:
Oil (MMBbls)	62.6	31.8	15.7
Natural gas (Bcf)	44.7	24.5	8.2
Total estimated proved developed reserves (MMBoe)	70.0	35.8	17.0
Percent proved developed	49%	46%	43%
Estimated proved undeveloped reserves:
Oil (MMBbls)	65.5	37.3	20.9
Natural gas (Bcf)	46.8	33.4	11.2
Total estimated proved undeveloped reserves (MMBoe)	73.3	42.9	22.8
PV-10 (in millions)(2)	$3,244.3	$1,903.7	$697.8
Standardized Measure (in millions)(3)	$2,259.9	$1,319.5	$485.7

(1)	Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.68/Bbl for oil and $2.75/MMBtu for natural gas, $96.23/Bbl for oil and $4.12/MMBtu for natural gas, and $79.40/Bbl for oil and $4.38/MMBtu for natural gas for the years ended December 31, 2012, 2011 and 2010, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.
(2)	PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effect of income taxes on discounted future net cash flows. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas properties. The oil and gas industry uses PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. See “Reconciliation of PV-10 to Standardized Measure” below.
(3)	Standardized Measure represents the present value of estimated future net cash flows from proved oil and natural gas reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses (if applicable), discounted at 10% per annum to reflect timing of future cash flows.

Reconciliation of PV-10 to Standardized Measure

PV-10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the Standardized Measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10 percent. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure of discounted future net cash flows. Our PV-10 measure and the Standardized Measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
		(In millions)
PV-10	$3,244.3	$1,903.7	$697.8
Present value of future income taxes discounted at 10%	984.4	584.2	212.1

Standardized Measure of discounted future net cash flows	$2,259.9	$1,319.5	$485.7

The PV-10 of our estimated net proved reserves at December 31, 2012 was $3,244.3 million, a 70% increase from PV-10 of $1,903.7 million at December 31, 2011. This increase was mainly due to an increase in reserves and a reduction in costs, partially offset by lower commodity price assumptions year over year.

Estimated future net revenues

The following table sets forth the estimated future net revenues, excluding derivative contracts, from proved reserves, the present value of those net revenues (PV-10) and the expected benchmark prices used in projecting net revenues at December 31, 2012, 2011 and 2010:

	At December 31,
(In millions)	2012	2011	2010
Future net revenues	$7,077.4	$4,034.9	$1,561.3
Present value of future net revenues:
Before income tax (PV-10)	3,244.3	1,903.7	697.8
After income tax (Standardized Measure)	2,259.9	1,319.5	485.7
Benchmark oil price ($/Bbl)(1)	$94.68	$96.23	$79.40

(1)	Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.68/Bbl for oil and $2.75/MMBtu for natural gas, $96.23/Bbl for oil and $4.12/MMBtu for natural gas, and $79.40/Bbl for oil and $4.38/MMBtu for natural gas for the years ended December 31, 2012, 2011 and 2010, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2012, 2011 and 2010 are based on costs in effect at December 31 of each year and the twelve-month unweighted arithmetic average of the first-day-of-the-month price for January through December of such year, without giving effect to derivative transactions, and are held constant throughout the life of the properties. There can be no assurance that the proved reserves will be produced within the periods indicated or that prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties.

Proved undeveloped reserves

At December 31, 2012, we had approximately 73.3 MMBoe of proved undeveloped reserves as compared to 42.9 MMBoe at December 31, 2011.

The following table summarizes the changes in our proved undeveloped reserves during 2012 (in MBoe):

At December 31, 2011	42,876
Extensions, discoveries and other additions	57,322
Purchases of minerals in place	812
Sales of minerals in place	—
Revisions of previous estimates	(1,223)
Conversion to proved developed reserves	(26,493)

At December 31, 2012	73,294

During 2012, we spent a total of $642.7 million related to the development of proved undeveloped reserves, $90.0 million of which was spent on proved undeveloped reserves that still remain proved undeveloped at year-end. The remaining $552.7 million resulted in the conversion of 26,493MBoe of proved undeveloped reserves, or 62% of our proved undeveloped reserves balance at the beginning of 2012, to proved developed reserves. We added 57,322 MBoe of proved undeveloped reserves across all three of our project areas as a result of our 2012 operated and non-operated drilling program.

In 2012, we also had a net negative revision of 1,223 MBoe, or 2.9 % of our December 31, 2011 proved undeveloped reserves balance. The primary causes for these revisions were negative well performances partially offset by working interest increases in the proved undeveloped locations. Within portions of the West Williston and East Nesson project areas, actual well results underperformed relative to the proved undeveloped forecasts prepared in 2011. The proved undeveloped forecasts in these areas have been adjusted to reflect these well performances in the 2012 reserve report. The working interest increases arose from acreage trades, non-participation by other interest owners and additional mineral leasing in the reserve locations. Operating costs and realized prices had an immaterial impact on the proved undeveloped reserves balance.

All of our proved undeveloped reserves as of December 31, 2012 are expected to be developed within five years of their initial booking.

Independent petroleum engineers

Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure at December 31, 2012, 2011 and 2010 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007) and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary and Moscow. The firm’s more than 100 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton has provided such services for over 70 years. The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Petroleum Engineer in the State of Texas with more than 35 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1974 and he is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm.

Technology used to establish proved reserves

In accordance with rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” means deterministically, the quantities of oil and/or natural gas are much more likely to be achieved than not, and probabilistically, there should be at least a 90% probability of recovering volumes equal to or exceeding the estimate. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by using reliable technology. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In order to establish reasonable certainty with respect to our estimated net proved reserves, DeGolyer and MacNaughton employed technologies including, but not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available down hole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. In addition to assessing reservoir continuity, geologic data from well logs, core analyses and seismic data related to the Bakken formation were used to estimate original oil in place. In areas where estimated proved reserves were attributed to more than one well per spacing unit, the estimated original oil in place was used to calculate reasonable estimated recovery factors based on experience with similar reservoirs where similar drilling and completion techniques have been employed.

Internal controls over reserves estimation process

We employ DeGolyer and MacNaughton as the independent reserves evaluator for 100% of our reserves base. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with the independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished for the reserves estimation process. Brett Newton, Senior Vice President of Asset Management, is the technical person primarily responsible for overseeing our reserves evaluation process. He has over 20 years of industry experience with positions of increasing responsibility in engineering and management. He holds both a Bachelor of Science degree and Master of Science degree in petroleum engineering. Mr. Newton reports directly to our Chief Operating Officer.

Throughout each fiscal year, our technical team meets with the independent reserve engineers to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with our prescribed internal control procedures. Our internal controls over the reserves estimation process include verification of input data into our reserves evaluation software as well as management review, such as, but not limited to the following:

•	Comparison of historical expenses from the lease operating statements and workover authorizations for expenditure to the operating costs input in our reserves database;

•	Review of working interest and net revenue interest in our reserves database against our well system;

•	Review of realized prices and differentials from index prices from the well profitability report as compared to the differentials used in our reserves database;

•	Review of updated capital costs prepared by our operations team;

•	Review of internal reserve estimates by well and by area by our internal reservoir engineers;

•	Discussion of material reserve variances among our internal reservoir engineers and our Senior Vice President of Asset Management;

•	Review of a preliminary copy of the reserve report by our Chief Operating Officer with representatives from our independent reserve engineers and internal technical staff; and

•	Review of our reserves estimation process by our Audit Committee on an annual basis.

Production, revenues and price history

Oil and natural gas are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand for oil and natural gas in the United States has increased dramatically over the last ten years. However, the economic slowdown during the second half of 2008 and through 2009 reduced this demand. In 2010, 2011 and 2012, demand for oil and natural gas increased as the economy recovered. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets.

The following table sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated. For additional information on price calculations, please see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010
Net production volumes:
Oil (MBbls)	7,533	3,732	1,792
Natural gas (MMcf)	4,146	1,092	651
Oil equivalents (MBoe)	8,224	3,914	1,900
Average daily production (Boe/d)	22,469	10,724	5,206
Average sales prices:
Oil, without realized derivatives (per Bbl)	$85.22	$86.18	$69.60
Oil, with realized derivatives (per Bbl)(1)	86.09	85.15	69.53
Natural gas (per Mcf)(2)	6.52	8.02	6.52
Costs and expenses (per Boe of production):
Lease operating expenses(3)	$6.68	$8.36	$7.43
Marketing, transportation and gathering expenses	1.13	0.34	0.24
Production taxes	7.66	8.65	7.25
Depreciation, depletion and amortization	25.14	19.16	19.91
General and administrative expenses	6.95	7.52	10.39
Stock-based compensation expenses(4)	—	—	4.60

(1)	Realized prices include realized gains or losses on cash settlements for our commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.
(2)	Natural gas prices include the value for natural gas and natural gas liquids.
(3)	For the years ended December 31, 2011 and 2010, lease operating expenses exclude marketing, transportation and gathering expenses to conform such amounts to current year classifications.
(4)	During 2010, we recorded $8.7 million in stock-based compensation expense associated with Class C common unit interests (“C Units”) and discretionary stock awards granted. Stock-based compensation expense related to the amortization of restricted stock and performance share units is included in general and administrative expenses on the Consolidated Statement of Operations. See Note 9 to our audited consolidated financial statements.

Net production volumes for the year ended December 31, 2012 were 8,224 MBoe, a 110% increase from net production of 3,914 MBoe for the year ended December 31, 2011. Our net production volumes increased 4,310 MBoe over 2011 due to a successful operated and non-operated drilling and completion program. Average oil sales prices, without realized derivatives, decreased by $0.96/Bbl, or 1%, to an average of $85.22/Bbl for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Giving effect to our derivative transactions in both periods, our oil sales prices increased $0.94/Bbl to $86.09/Bbl for the year ended December 31, 2012 from $85.15/Bbl for the year ended December 31, 2011.

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

The following table sets forth information regarding our average daily production for the years ended December 31, 2012 and 2011:

	Average daily production for the years ended December 31,
	2012			2011			2010
	Bbls	Mcf	Boe	Bbls	Mcf	Boe	Bbls	Mcf	Boe
Williston Basin:
West Williston	13,904	8,152	15,263	6,426	1,278	6,639	1,976	564	2,070
East Nesson	4,586	2,106	4,936	2,333	430	2,404	1,607	215	1,643
Sanish	2,091	1,070	2,270	1,467	750	1,592	1,325	561	1,419

Total Williston Basin	20,581	11,328	22,469	10,226	2,458	10,635	4,908	1,340	5,132
Other(1)	—	—	—	—	533	89	—	444	74

Total	20,581	11,328	22,469	10,226	2,991	10,724	4,908	1,784	5,206

(1)	Represents data relating to our properties in the Barnett shale, which we sold in November 2011.

Productive wells

The following table presents the total gross and net productive wells by project area as of December 31, 2012:

			Bakken and
	Total wells		Three Forks
Project area	Gross	Net	Gross	Net
West Williston	311	176.2	204	128.8
East Nesson	145	67.5	145	67.5
Sanish	257	19.9	257	19.9

Total	713	263.6	606	216.2

All of our productive wells are oil wells. Gross wells are the number of wells, operated and non-operated, in which we own a working interest and net wells are the total of our working interests owned in gross wells.

Acreage

The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2012 for each of our project areas. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed acres		Undeveloped acres		Total acres
Project area	Gross	Net	Gross	Net	Gross	Net
West Williston	211,701	154,711	73,003	53,351	284,704	208,062
East Nesson	104,969	72,605	66,993	46,338	171,962	118,943
Sanish	41,373	8,373	160	5	41,533	8,378

Total	358,043	235,689	140,156	99,694	498,199	335,383

We have increased our acreage that is held-by-production to approximately 265 thousand net acres at December 31, 2012 from 184 thousand net acres at December 31, 2011.

Undeveloped acreage

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2012 that will expire over the next three years by project area unless production is established within the spacing units covering the acreage prior to the expiration dates:

	Expiring 2013		Expiring 2014		Expiring 2015
	Gross	Net	Gross	Net	Gross	Net
West Williston	7,350	4,948	13,405	9,024	23,431	15,774
East Nesson	26,015	17,513	1,405	946	28,572	19,234
Sanish	—	—	—	—	160	3

Total	33,365	22,461	14,810	9,970	52,163	35,011

Drilling activity

The following table summarizes our drilling activity for the years ended December 31, 2012, 2011 and 2010. Gross wells reflect the sum of all productive and dry wells, operated and non-operated, in which we own an interest. Net wells reflect the sum of our working interests in gross wells. The gross and net wells represent wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	193	89.9	128	48.4	100	22.7
Gas	—	—	—	—	2	0.1
Dry(1)	2	1.9	—	—	—	—

Total development wells	195	91.8	128	48.4	102	22.8

Exploratory wells:
Oil	38	15.7	9	6.2	14	5.7
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—

Total exploratory wells	38	15.7	9	6.2	14	5.7

Total wells	233	107.5	137	54.6	116	28.5

(1)	In 2012, we had two gross development dry hole wells as a result of mechanical failures. Replacement wells were drilled in the same drilling spacing units, which were successful in finding and producing hydrocarbons.

Our drilling activity has increased each year since our inception. Exploration wells in 2011 and 2010 primarily focused on delineation and appraisal of the Bakken formation in our West Williston and East Nesson areas. In 2012, we continued this focus on delineation, resulting in substantially all of our acreage being delineated in the Bakken formation and continued delineation in the Three Forks formation as of December 31, 2012. We also continued to participate in a number of wells on a non-operated basis.

In 2012, we had two gross development dry hole wells as a result of mechanical failures. Replacement wells were drilled in the same drilling spacing units, which were successful in finding and producing hydrocarbons. In 2012 and 2011, we allocated a portion of the costs for a well that was unsuccessful due to mechanical complications in the Three Forks formation to exploratory dry hole expense. The well was successfully plugged back and completed in the Bakken formation. We did not drill any dry hole wells in 2010. Consistent with our 2013 capital plan, we expect to continue to focus on drilling in the Bakken and Three Forks formations.

Capital expenditure budget

In 2012, we spent $1,148.6 million on capital expenditures, which represented a 72% increase over the $666.0 million spent during 2011. This increase was a result of continued improvement of industry conditions and drilling and completion technology in the Bakken and Three Forks formations as well as increased economics in the area and an increase in total net wells drilled in 2012. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cash flows used in investing activities.”

Our total 2013 capital expenditure budget is $1,020 million, which includes $996 million for exploration and production (“E&P”) capital expenditures and $24 million for non-E&P capital expenditures. Our planned capital expenditures primarily consist of:

•	$897 million of drilling and completion capital expenditures for operated and non-operated wells (including expected savings from services provided by OWS);

•	$43 million for constructing infrastructure to support production in our core project areas, primarily related to salt water disposal systems;

•	$25 million for maintaining and expanding our leasehold position;

•	$10 million for micro-seismic work, purchasing seismic data and other test work;

•	$21 million for facilities and other miscellaneous E&P capital expenditures;

•	$14 million for OWS; and

•	$10 million for other non-E&P capital, including items such as administrative capital and capitalized interest.

While we have budgeted $1,020 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”

Our core project areas

Williston Basin

Our operations are focused in the North Dakota and Montana areas of the Williston Basin. While we have interests in a substantial number of wells in the Williston Basin that target several different zones, our exploration and development activities are currently concentrated in the Bakken and Three Forks formations. Our management team originally targeted the Williston Basin because of its oil prone nature, multiple, stacked producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also has established infrastructure and access to materials and services. Regulatory delays are minimal in the Williston Basin due to fee ownership of properties, efficient state and local regulatory bodies and reasonable permitting requirements.

The entire Williston Basin is spread across North Dakota, South Dakota, Montana and parts of southern Canada. The basin produces oil and natural gas from numerous producing horizons including, but not limited to, the Bakken, Three Forks, Madison and Red River formations. The Williston Basin is now one of the most actively drilled unconventional oil resource plays in the United States, with approximately 195 rigs drilling in the basin, including 184 in North Dakota and 11 in Montana, based on Anderson Reports’ weekly rig count dated January 3, 2013. A report issued by the United States Geological Survey in April 2008 classified these formations as the largest continuous oil accumulation ever assessed by it in the contiguous United States.

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

The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock that may add incremental reserves to our existing leasehold positions. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, known as Sanish sand. The Three Forks formation is an unconventional carbonate play. Based on our geologic interpretation of the Three Forks formation, the evolution of completion techniques, our own drilling results and publicly available drilling results for other operators in the basin, we believe that much of our Williston Basin acreage is prospective in the Three Forks formation.

Our total leasehold position in the Williston Basin as of December 31, 2012 consisted of 335,383 net acres. Our estimated net proved reserves in the Williston Basin were 143.3 MMBoe at December 31, 2012. Of our estimated net proved reserves in the Williston Basin, approximately 70.0 MMBoe were proved developed reserves, which are comprised of a combination of wells drilled to conventional reservoirs, Bakken wells drilled with older completion techniques and Bakken and Three Forks wells drilled with completion techniques similar to those we currently employ. Based on our results to date, we estimate that the Bakken and Three Forks wells drilled with more recent completion techniques will achieve estimated ultimate recovery rates that will in many cases more than double the ultimate recovery rates we expect from the Bakken wells with older completion techniques. Based on publicly available information for other operators in the basin, we believe this trend towards higher recovery rates is generally consistent across the basin. Of our estimated net proved reserves, 73.3 MMBoe were proved undeveloped reserves, all of which consisted of Bakken and Three Forks wells to be drilled with more recent completion techniques. We expect that all of our identified drilling locations in each of our project areas will be drilled and completed using completion techniques similar to those we currently employ.

As of December 31, 2012, we had a total of 263.6 net operated and non-operated producing wells and 227.8 net operated producing wells in the Williston Basin. We had average daily production of 22,469 net Boe/d for the year ended December 31, 2012 in the Williston Basin. During 2012, our Bakken and Three Forks wells produced a daily average of 21,766 net Boe/d with 216.2 net producing wells on December 31, 2012. Accordingly, our 216.2 net Bakken and Three Forks wells were responsible for 97% of our average daily production during 2012. As of December 31, 2012, our working interest for all producing wells averaged 37% and in the wells we operate was approximately 82%. As of December 31, 2012, we were drilling or completing 69 gross (25.6 net) wells in the Williston Basin. We participated in 231 gross (105.6 net) wells that were completed and brought on production during 2012.

Currently, we estimate our capital expenditures for 2013 will be $1,020 million, which includes completing 128 gross (92.5 net) horizontal operated wells, participating in 10.9 net non-operated wells that are expected to be completed and brought on production, construction of infrastructure to support production and leasehold acquisitions. Since most of this capital is expected to be spent on horizontal drilling in the Bakken and Three Forks formations, we expect that the proportion of our production from these formations will grow in the future.

Our Williston Basin activities are evaluated in three primary areas of operations: West Williston, East Nesson and Sanish.

West Williston

We control 208,062 net acres in the West Williston project area, primarily in Williams and McKenzie counties in North Dakota and Roosevelt and Richland counties in Montana. We had average daily production of 15,263 net Boe/d for the year ended December 31, 2012, 95% of which was produced from the Bakken and Three Forks formations and the remainder from other conventional formations. As of December 31, 2012, we had an average working interest of 57% and operated 94% of our 176.2 net producing wells in the West Williston project area. As of December 31, 2012, we operated 97% of our 128.8 net producing Bakken and Three Forks wells in the West Williston project area.

During the year ended December 31, 2012, our total completions were 94 gross (67.4 net) horizontal Bakken and Three Forks wells in the West Williston project area. As of December 31, 2012, we were participating in drilling or completion of 29 gross (16.3 net) wells in this project area. We have budgeted $520 million in capital expenditures in the West Williston project area in 2013 for the completion of 75 gross (55.3 net) operated wells and 2.9 net non-operated wells.

East Nesson

We control 118,943 net acres in the East Nesson project area, primarily in Mountrail and Burke counties in North Dakota. We had average daily production of 4,936 net Boe/d for the year ended December 31, 2012, all of which was produced from the Bakken and Three Forks formations. As of December 31, 2012, we had an average working interest of 47% and operated 91% of our 67.5 net producing wells in the East Nesson project area, all of which are producing out of the Bakken and Three Forks formations.

During the year ended December 31, 2012, our total completions were 54 gross (31.4 net) horizontal Bakken and Three Forks wells in the East Nesson project area. As of December 31, 2012, we were participating in the drilling or completion of 24 gross (8.4 net) wells in this project area. We have budgeted $329 million in capital expenditures in the East Nesson project area in 2013 for the completion of 53 gross (37.2 net) operated wells and 2.3 net non-operated wells.

Sanish

We have 8,378 net acres in the Sanish project area, all of which are located in Mountrail County in North Dakota. We had average daily production of 2,270 net Boe/d for the year ended December 31, 2012, all of which was produced from the Bakken and Three Forks formations. As of December 31, 2012, we had an average working interest of 8% in our 19.9 net wells in the Sanish project area. Our properties in this project area are entirely operated by other operators, the largest of which are Whiting Petroleum Corporation and Fidelity Exploration.

During the year ended December 31, 2012, our total completions were 83 gross (6.8 net) horizontal Bakken and Three Forks wells in the Sanish project area. As of December 31, 2012, we were participating in the drilling or completion of 16 gross (0.9 net) wells in this project area. We have budgeted $48 million in capital expenditures in the Sanish project area in 2013 for the completion of 5.8 net non-operated wells.

Marketing, transportation and major customers

The Williston Basin crude oil transportation and refining infrastructure has grown substantially in recent years, largely in response to drilling activity in the Bakken formation. In December 2012, oil production in North Dakota was approximately 769,000 barrels per day compared to approximately 535,000 barrels per day in December 2011. According to a presentation from the North Dakota Pipeline Authority dated January 11, 2013, there were approximately 463,000 barrels per day of crude oil pipeline transportation capacity in the Williston Basin as of December 31, 2012. In addition, approximately 670,000 barrels per day of specifically dedicated railcar transportation capacity has been placed into service as of December 31, 2012. In 2012, we began selling a significant amount of our crude oil production from our West Williston project area through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2012, we flowed approximately 60% of our gross operated oil production through these gathering systems. We will continue to implement wellhead gathering of crude oil in 2013 with the implementation of gathering connections in our East Nesson project area, which we expect will increase the gross operated oil production that will flow on these systems to over 80% by mid-year 2013.

Recent expansion of both rail and pipeline facilities has reduced the previous constraint on oil transportation out of the Williston Basin and improved netback pricing received at the lease. However, oil from Canada has put pressure on the existing pipeline infrastructure from the Williston Basin that terminates at Midwest refineries. In addition, although there were 670,000 barrels per day of railcar transportation capacity in place as of December 31, 2012, these railcar facilities are not yet running at nameplate capacity due to initial commissioning, limited crude oil supply and limited availability of railcars. We believe the operators of these railcar facilities have railcars on order and expect utilization on these facilities to continue to increase substantially during 2013. For a discussion of the potential risks to our business that could result from transportation and refining infrastructure constraints in the Williston Basin, please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.”

We principally sell our oil and natural gas production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production” and “Risk Factors—Risks related to the oil and natural gas industry and our business—Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.”

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

For the year ended December 31, 2012, sales to Musket Corporation accounted for approximately 10% of our total sales. For the year ended December 31, 2011, sales to Texon L.P., Plains All American Pipeline, L.P. and Enserco Energy Inc. accounted for approximately 18%, 16% and 15%, respectively, of our total sales. For the year ended December 31, 2010, sales to Plains All American Pipeline, L.P., Texon L.P. and Whiting Petroleum Corporation accounted for approximately 28%, 19% and 11%, respectively, of our total sales. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2012, 2011 and 2010. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are a number of alternative crude oil and natural gas purchasers in our project areas.

As of December 31, 2012, we sold a substantial majority of our oil and condensate through bulk sales from delivery points on crude oil gathering systems or directly at the wellhead to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs and adjustments for product quality. Crude oil produced and sold in the Williston Basin has historically sold at a discount to the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to the production of oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. In the first half of 2012, price differentials were at or above the historical average discount range of 10% to 15% to the price quoted for WTI crude oil due to production growth in the Williston Basin combined with refinery and transportation constraints. In the third quarter of 2012, differentials began to narrow, primarily due to the transportation capacity additions discussed above outpacing production growth. In the fourth quarter of 2012, these price differentials continued to narrow and at some points crude oil produced in the Williston Basin sold at a premium to WTI as a result of additional transportation capacity additions which access East and West Coast refineries.

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

Title to properties

As is customary in the oil and gas industry, we initially conduct a preliminary review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant title defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with general industry standards. Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil and natural gas properties are subject to customary royalty and other interests, liens to secure borrowings under our revolving credit facility, liens for current taxes and other burdens, which we believe do not materially interfere with the use or affect our carrying value of the properties. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—We may incur losses as a result of title defects in the properties in which we invest.”

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

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission (“CFTC”) and the Federal Trade Commission (“FTC”). Please see below the discussion of “Other federal laws and regulations affecting our industry—Energy Policy Act of 2005.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities. In addition, pursuant to Order No. 704, some of our operations may be required to annually report to FERC on May 1 of each year for the previous calendar year. Order No. 704 requires certain natural gas market participants to report information regarding their reporting of transactions to price index publishers and their blanket sales certificate status, as well as certain information regarding their wholesale, physical natural gas transactions for the previous calendar year depending on the volume of natural gas transacted. Please see below the discussion of “Other federal laws and regulations affecting our industry—FERC Market Transparency Rules.”

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

Other federal laws and regulations affecting our industry

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (“EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides the FERC with the power to assess civil penalties of up to $1 million per day for violations of the NGA and increases the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

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

North Dakota Industrial Commission oil and gas rule changes. The North Dakota Industrial Commission has adopted more stringent rule changes to its existing oil and gas regulations. The rules became effective on April 1, 2012 and, among other things, impose relatively higher bonding amounts for the drilling of wells, severely restrict the discharge and storage of production wastes such as produced water, drilling mud, waste oil and other wastes in earthen pits, implement more stringent hydraulic fracturing requirements and require the provision of public disclosure on the national website, FracFocus.org, regarding chemicals used in the hydraulic fracturing process. Compliance with these recent rule changes by oil and natural gas exploration and production operators in general and us in particular increased our well costs during 2012, and we expect to continue to incur these increased costs in order to remain in compliance.

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

Environmental and occupational health and safety regulation

Our exploration, development and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling and production operations; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; and impose specific criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or reinterpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on our financial condition or results of operations, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous substances and wastes

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These classes of persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.

We are also subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation, disposal and cleanup of hazardous and nonhazardous solid wastes. Under the authority of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. RCRA currently exempts certain drilling fluids, produced waters and other wastes associated with exploration, development and production of oil and natural gas from regulation as hazardous wastes. These wastes, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. Repeal or modification of this RCRA exclusion or similar exemptions under state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating costs, which could have a significant impact on us as well as the oil and natural gas industry in general. In addition, in the course of our operations, we generate ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.

We currently own or lease, and have in the past owned or leased, properties that have been used for numerous years to explore and produce oil and natural gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons, hazardous substances and wastes may have been released on, under or from the properties owned or leased by us or on, under or from, other locations where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, certain of these properties have been operated by the third parties whose treatment and disposal or release of petroleum hydrocarbons, hazardous substances and wastes were not under our control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) and to perform remedial plugging or pit closure operations to prevent future contamination.

Air emissions

The federal Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs, and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, on August 16, 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare after October 15, 2012. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, effective October 15, 2012 and from pneumatic controllers and storage vessels, effective October 15, 2013. We continually review new rules such as these to assess their impact on our operations. Compliance with new requirements could increase our costs of development and production, which costs could be significant.

Climate change

Based on findings made by the EPA in December 2009 that emissions of carbon dioxide, methane and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations. While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Water discharges

The Federal Water Pollution Control Act, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit.

The Oil Pollution Act of 1990, as amended (“OPA”), amends the Clean Water Act, and sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.

Operations associated with our production and development activities generate drilling muds, produced waters and other waste streams, some of which may be disposed of by means of injection into underground wells situated in non-producing subsurface formations. Recent North Dakota Industrial Commission rule changes effective April 1, 2012 severely restrict the discharge and storage of production wastes including produced water in earthen pits, which increases the likelihood that injection wells are used to dispose of appropriate waste streams. These injection wells are regulated by the federal Safe Drinking Water Act and analogous state laws. The underground injection well program under the Safe Drinking Water Act requires permits from the EPA or analogous state agency for disposal wells that we operate, establishes minimum standards for injection well operations and restricts the types and quantities of fluids that may be injected. While we believe that we are in substantial compliance with applicable disposal well requirements, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant.

Hydraulic fracturing activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional formations, including shales. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nevertheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would generally cover third-party claims directly related to hydraulic fracturing operations conducted by third parties and associated legal expenses in accordance with, and subject to, the terms of such policies. However, certain long term pollution and environmental risks are not fully insurable. Please see “Item 1A. Risk Factors—We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations. Additionally, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.”

Endangered Species Act considerations

The federal Endangered Species Act, as amended (“ESA”), may restrict exploration, development and production activities that may affect endangered and threatened species or their habitats. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States and prohibits the taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on a listing of more than 250 species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

Operations on federal lands

Performance of oil and gas exploration and production activities on federal lands, including Indian lands and lands administered by the federal Bureau of Land Management (“BLM”) are subject to the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs, to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Depending on any mitigation strategies recommended in such environmental assessments or environmental impact statements, we could incur added costs, which could be substantial, and be subject to delays or limitations in the scope of oil and natural gas projects.

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

Employees

As of December 31, 2012, we employed 281 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.

Offices

As of December 31, 2012, we leased 80,685 square feet of office space in Houston, Texas at 1001 Fannin Street, where our principal offices are located. The lease for our Houston office expires in September 2017. We also own field offices in Williston, North Dakota and Powers Lake, North Dakota.

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

Substantially all of our production is sold to purchasers under short-term (less than twelve-month) contracts at market-based prices. Lower oil and natural gas prices will reduce our cash flows, borrowing ability and the present value of our reserves. See “Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our oil and natural gas reserves.” Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically and may affect our proved reserves. See also “The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves” below.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit drilling locations or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” below. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

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

Our estimated net proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Our operations” for information about our estimated oil and natural gas reserves and the PV-10 and Standardized Measure of discounted future net revenues as of December 31, 2012, 2011 and 2010.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. In addition, we may adjust estimates of net proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Due to the limited production history of our undeveloped acreage, the estimates of future production associated with such properties may be subject to greater variance to actual production than would be the case with properties having a longer production history.

The present value of future net revenues from our estimated net proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the present value of future net revenues from our estimated net proved reserves is the current market value of our estimated net oil and natural gas reserves. In accordance with SEC requirements for the years ended December 31, 2012, 2011 and 2010, we based the estimated discounted future net revenues from our estimated net proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual cost of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from estimated net proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Actual future prices and costs may differ materially from those used in the present value estimates included in this Annual Report on Form 10-K. Any significant future price changes will have a material effect on the quantity and present value of our estimated net proved reserves.

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

Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our estimated net oil and natural gas reserves.

Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. We spent $1,148.6 million and $666.0 million related to capital expenditures for the years ended December 31, 2012 and 2011, respectively. Our capital expenditure budget for 2013 is approximately $1,020 million, with approximately $897 million allocated for drilling and completion operations. Since our IPO, our capital expenditures have been financed with proceeds from our IPO, net cash provided by operating activities and proceeds from our $1.2 billion of senior unsecured notes. DeGolyer and MacNaughton projects that we will incur capital costs (including abandonment obligations) in excess of $1,324 million over the next four years to develop the proved undeveloped reserves in the Williston Basin covered by its December 31, 2012 reserve report. Because these costs cover less than 25% of our net primary drilling locations, we will be required to generate or raise multiples of this amount of capital to develop all of our potential drilling locations should we elect to do so. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.

A significant improvement in product prices could result in an increase in our capital expenditures. We intend to finance our future capital expenditures primarily through net proceeds from our previous issuances of senior unsecured notes, cash flows provided by operating activities, and borrowings under our revolving credit facility; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of additional debt or equity securities or the sale of non-strategic assets. The issuance of additional debt or equity may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. In addition, upon the issuance of certain debt securities (other than on a borrowing base redetermination date), our borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 25% of the aggregate principal amount of such debt securities.

Our cash flows provided by operating activities and access to capital are subject to a number of variables, including:

•	our estimated net proved reserves;

•	the level of oil and natural gas we are able to produce from existing wells and new projected wells;

•	the prices at which our oil and natural gas are sold;

•	the costs of developing and producing our oil and natural gas production;

•	our ability to acquire, locate and produce new reserves;

•	the ability and willingness of our banks to lend; and

•	our ability to access the equity and debt capital markets.

If the borrowing base under our revolving credit facility or our revenues decrease as a result of lower oil or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or cash available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our drilling locations, which in turn could lead to a possible expiration of our leases and a decline in our estimated net proved reserves, and could adversely affect our business, financial condition and results of operations.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties, which may result in a decrease in the amount available under our revolving credit facility. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our revolving credit facility and our results of operations for the periods in which such charges are taken. No impairment on proved oil and natural gas properties was recorded for the years ended December 31, 2012, 2011 and 2010.

We will not be the operator on all of our drilling locations, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets.

We expect that we will not be the operator on approximately 38% of our identified gross drilling locations (approximately 9% of our identified net drilling locations). As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future drilling locations that result in a greater proportion of our locations being operated by others. As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners. Dependence on the operator could prevent us from realizing our target returns for those locations. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

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

As of December 31, 2012, 100% of our proved reserves and production were located in the Williston Basin in northeastern Montana and northwestern North Dakota. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Our business depends on oil and natural gas gathering and transportation facilities, most of which are owned by third parties.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The unavailability of, or lack of, available capacity on these systems and facilities could result in the shut-in of producing wells or the delay, or discontinuance of, development plans for properties. See also “Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production” and “Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.” We generally do not purchase firm transportation on third party pipeline facilities, and therefore, the transportation of our production can be interrupted by other customers that have firm arrangements.

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

The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil. Although additional Williston Basin transportation takeaway capacity was added in 2011 and 2012, production also increased due to the elevated drilling activity in these years. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the WTI crude oil index price in the first half of 2012. During the second half of 2012, differentials improved due to expanding rail infrastructure and pipeline expansions coming online. On barrels that are transported over pipelines to either Clearbrook, Minnesota or Guernsey, Wyoming, our realized price for crude oil is generally the quoted price for Bakken crude oil less transportation costs from the point where the crude oil is sold.

The development of our proved undeveloped reserves in the Williston Basin and other areas of operation may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.

Approximately 51% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2012. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our estimated net proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and therefore our cash flows and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, exploit, find or acquire additional reserves to replace our current and future production at acceptable costs. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

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

We may incur substantial losses and be subject to substantial liability claims as a result of our operations. Additionally, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials and unauthorized discharges of brine, well stimulation and completion fluids, toxic gas or other pollutants into the environment;

•	abnormally pressured formations;

•	shortages of, or delays in, obtaining water for hydraulic fracturing activities;

•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing failure;

•	personal injuries and death; and

•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

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

For the years ended December 31, 2012 and 2011, we had net income of $153.4 million and $79.4 million, respectively. However, for the year ended December 31, 2010, we incurred a net loss of $29.7 million. Our development of and participation in an increasingly larger number of drilling locations has required and will continue to require substantial capital expenditures, including planned capital expenditures for 2013 of approximately $1,020 million.

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

Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2012, we had leases representing 22,461 net acres expiring in 2013, 9,970 net acres expiring in 2014 and 35,011 net acres expiring in 2015. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. During each of the years ended December 31, 2012 and 2011, we recorded non-cash impairment charges of $3.6 million, and during the year ended December 31, 2010, we recorded non-cash impairment charges of $12.0 million on our unproved properties due to expiring leases and periodic assessments of our unproved properties.

Our operations are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing occupational health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of a permit before conducting drilling or underground injection activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of our operations.

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

Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

Based on findings by the EPA in December 2009 that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas production facilities on an annual basis, which includes certain of our operations. While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. The adoption and implementation of any legislation or regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuels and published draft permitting guidance in May 2012 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency currently plans to issue a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

The enactment of derivatives legislation and regulation could have an adverse effect on our ability to use derivative instruments to reduce the negative effect of commodity price changes, interest rate and other risks associated with our business.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant.” The Dodd-Frank Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities which may not be as creditworthy as the current counterparties. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows.

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

As of December 31, 2012, we had no indebtedness outstanding under our revolving credit facility, $497.8 million available for future secured borrowings under our revolving credit facility and $1.2 billion outstanding in senior unsecured notes. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and capital resources–Senior secured revolving line of credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and capital resources–Senior unsecured notes.” In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($110.3 million in receivables at December 31, 2012), which we market to energy marketing companies, refineries and affiliates, advances to joint interest parties ($2.0 million at December 31, 2012) and joint interest receivables ($99.2 million at December 31, 2012).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. For the year ended December 31, 2012, sales to Musket Corporation accounted for approximately 10% of our total sales. For the year ended December 31, 2011, sales to Texon L.P., Plains All American Pipeline, L.P. and Enserco Energy Inc. accounted for approximately 18%, 16% and 15%, respectively, of our total sales. For the year ended December 31, 2010, sales to Plains All American Pipeline, L.P., Texon L.P. and Whiting Petroleum Corporation accounted for approximately 28%, 19% and 11%, respectively, of our total sales. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2012, 2011 and 2010. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems, such as, for example, groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis.

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

The success of a significant acquisition will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated net proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, or in oil and natural gas industry conditions, or by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, or an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, our results of operations may be adversely affected.

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

President Obama’s budget proposal for fiscal year 2013 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities for oil and gas production, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “OAS.”

The following table sets forth the range of high and low sales prices of our common stock for the two most recent fiscal years as reported by the NYSE:

	2012		2011
	High	Low	High	Low
1st Quarter	$35.46	$28.34	$36.15	$25.76
2nd Quarter	$33.90	$22.02	$33.59	$25.54
3rd Quarter	$32.72	$23.28	$32.93	$20.27
4th Quarter	$32.26	$28.15	$33.65	$17.99

Holders. The number of shareholders of record of our common stock was approximately 26,749 on February 22, 2013.

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

On February 28, 2013, the last sale price of our common stock, as reported on the NYSE, was $36.70 per share.

Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2012.

Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2012:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
Oct 1 – Oct 31, 2012	2,821	$29.75	—	—
Nov 1 – Nov 30, 2012	155	30.90	—	—
Dec 1 – Dec 31, 2012	60,313	29.88	—	—

Total	63,289	$29.88	—	—

(1)	Represent shares that employees surrendered back to us that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Stock Performance Graph. The following performance graph and related information is “furnished” with the SEC and shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended (“Exchange Act”), except to the extent that we specifically request that such information be treated as “soliciting material” or specifically incorporate such information by reference into such a filing.

The performance graph shown below compares the cumulative total return to the Company’s common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (S&P 500) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (S&P 500 O&G E&P) since the time of our IPO. The comparison was prepared based upon the following assumptions:

1. $100 was invested in our common stock at its initial public offering price of $14 per share and invested in the S&P 500 and the S&P 500 O&G E&P on June 16, 2010 at the closing price on such date; and

2. Dividends are reinvested.

Item 6. Selected Financial Data

Set forth below is our summary historical consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, and balance sheet data at December 31, 2012, 2011, 2010, 2009 and 2008. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year ended December 31,
	2012	2011	2010	2009(1)	2008
	(In thousands, except per share data)
Statement of operations data:

Revenues:
Oil and gas revenues	$670,491	$330,422	$128,927	$37,755	$34,736
Well services revenues	16,177	—	—	—	—

Total revenues	686,668	330,422	128,927	37,755	34,736

Expenses:
Lease operating expenses(2)	54,924	32,707	14,118	8,473	7,006
Well services operating expense	11,774	—	—	—	—
Marketing, transportation and gathering expenses	9,257	1,365	464	218	67
Production taxes	62,965	33,865	13,768	3,810	3,001
Depreciation, depletion and amortization	206,734	74,981	37,832	16,670	8,686
Exploration expenses	3,250	1,685	297	1,019	3,222
Rig termination(3)	—	—	—	3,000	—
Impairment of oil and gas properties(4)	3,581	3,610	11,967	6,233	47,117
Loss (gain) on sale of properties	—	207	—	(1,455)	—
Stock-based compensation expenses(5)	—	—	8,743	—	—
General and administrative expenses	57,190	29,435	19,745	9,342	5,452

Total expenses	409,675	177,855	106,934	47,310	74,551

Operating income (loss)	276,993	152,567	21,993	(9,555)	(39,815)

Other income (expense):
Net gain (loss) on derivative instruments	34,164	1,595	(7,653)	(4,747)	7,837
Interest expense	(70,143)	(29,618)	(1,357)	(912)	(2,404)
Other income (expense)	4,860	1,635	284	5	(9)

Total other income (expense)	(31,119)	(26,388)	(8,726)	(5,654)	5,424

Income (loss) before income taxes	245,874	126,179	13,267	(15,209)	(34,391)
Income tax expense(6)	92,486	46,789	42,962	—	—

Net income (loss)	$153,388	$79,390	$(29,695)	$(15,209)	$(34,391)

Earnings (loss) per share:
Basic and diluted(7)	$1.66	$0.86	$(0.31)	$—	$—

(1)	Our statement of operations data for the year ended December 31, 2009 does not include the effects of the acquisition of interests in certain oil and gas properties from Kerogen Resources, Inc. and Fidelity Exploration and Production Company for the full twelve months of 2009. We acquired such interests on June 15, 2009 and September 30, 2009, respectively.
(2)	For the years ended December 31, 2011, 2010, 2009 and 2008, lease operating expenses exclude marketing, transportation and gathering expenses to conform such amounts to current year classifications.
(3)	During the first quarter of 2009, we paid a total of $3.0 million in rig termination expenses in connection with the early termination of two drilling rig contracts entered into in 2008.

(4)	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, we recognized non-cash impairment charges on our unproved properties due to expiring leases and periodic assessments of unproved properties of $3.6 million, $3.6 million, $12.0 million, $5.4 million and $1.6 million, respectively. In 2009 and 2008, we recognized a $0.8 million and $45.5 million non-cash impairment charge on our proved properties, respectively. See Note 2 to our audited consolidated financial statements
(5)	During 2010, we recorded $8.7 million in stock-based compensation expense associated with C Units and discretionary stock awards granted. Stock-based compensation expense related to the amortization of restricted stock and performance share units is included in general and administrative expenses on the Consolidated Statement of Operations. See Note 9 to our audited consolidated financial statements.
(6)	Prior to our corporate reorganization, we were a limited liability company not subject to entity-level taxation. Accordingly, no provision for federal or state corporate income taxes was recorded for the years ended December 31, 2009 and 2008 as the taxable income was allocated directly to our equity holders. In connection with the closing of our IPO in June 2010, we merged into a corporation and became subject to federal and state entity-level taxation. See Note 10 to our audited consolidated financial statements.
(7)	Prior to our corporate reorganization in connection with our IPO, there was no common stock issued or outstanding and no earnings (loss) per share to disclose for the years ended December 31, 2009 or 2008. Our loss per share for the year ended December 31, 2010 was restated and includes only the portion of net loss subsequent to our IPO and attributable to common stockholders. See Note 11 to our audited consolidated financial statements.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$213,447	$470,872	$143,520	$40,562	$1,570
Net property, plant and equipment	2,006,600	1,079,955	483,683	181,573	114,220
Total assets	2,528,794	1,727,382	691,852	239,553	129,068
Long-term debt	1,200,000	800,000	—	35,000	26,000
Total stockholders’/members’ equity	795,005	634,238	551,794	171,850	82,459

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Other financial data:
Net cash provided by operating activities	$392,386	$176,024	$49,612	$6,148	$13,766
Net cash used in investing activities	(1,038,605)	(629,390)	(309,535)	(80,756)	(78,478)
Net cash provided by financing activities	388,794	780,718	362,881	113,600	60,000

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

Overview

We are an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the Montana and North Dakota regions of the Williston Basin. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. Our drilling activity is primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. We also operate a marketing business, OPM, that is complementary to our primary development and production activities, and a well services business, OWS, which is a separate reportable business segment. The revenues and expenses related to work performed by OPM and OWS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.

Our use of capital for development and acquisitions allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided a foothold in a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives. In addition, our willingness to acquire non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis.

We built our Williston Basin leasehold acreage position in our West Williston, East Nesson and Sanish project areas through acquisitions and development activities. These acquisitions and development activities were financed with a combination of capital from private and public investors, borrowings under our revolving credit facility, cash flows provided by operating activities and proceeds from our senior unsecured notes.

Our 2012, 2011 and 2010 activities included development and exploration drilling in each of our primary project areas. Our current activities are focused on evaluating and developing our asset base, optimizing our acreage positions and evaluating potential acquisitions. Based on the reserve reports prepared by our independent reserve engineers, we had 143.3 MMBoe of estimated net proved reserves with a PV-10 of $3,244.3 million and a Standardized Measure of $2,259.9 million at December 31, 2012, 78.7 MMBoe of estimated net proved reserves with a PV-10 of $1,903.7 million and a Standardized Measure of $1,319.5 million at December 31, 2011 and 39.8 MMBoe of estimated net proved reserves with a PV-10 of $697.8 million and a Standardized Measure of $485.7 million at December 31, 2010. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.68/Bbl for oil and $2.75/MMBtu for natural gas, $96.23/Bbl for oil and $4.12/MMBtu for natural gas, and $79.40/Bbl for oil and $4.38/MMBtu for natural gas for the years ended December 31, 2012, 2011 and 2010, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

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

Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Please see “Item 1. Business—Marketing, transportation and major customers.”

Our quarterly average net realized oil prices and average price differentials are shown in the table below.

	2010				Year ended December 31,	2011				Year ended December 31,	2012				Year ended December 31,
	Q1	Q2	Q3	Q4	2010	Q1	Q2	Q3	Q4	2011	Q1	Q2	Q3	Q4	2012
Average Realized Oil Prices ($/Bbl)(1)	$70.21	$67.19	$66.42	$73.05	$69.60	$82.33	$95.48	$83.52	$85.46	$86.18	$88.10	$82.36	$83.71	$86.82	$85.22
Average Price Differential(2)	11%	14%	13%	14%	13%	13%	7%	6%	10%	9%	14%	12%	9%	2%	9%

(1)	Realized oil prices do not include the effect of realized derivative contract settlements.
(2)	Price differential compares realized oil prices to WTI crude oil index prices.

Changes in commodity prices may also significantly affect the economic viability of drilling projects as well as the economic valuation and economic recovery of oil and gas reserves. Oil prices have increased significantly since 2009. The higher commodity prices, as well as continued successes in the application of completion technologies in the Bakken formation, caused the active drilling rig count in the Williston Basin to increase to approximately 195 rigs at December 31, 2012. Although additional Williston Basin transportation takeaway capacity was added in recent years, production also increased due to the elevated drilling activity. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the WTI crude oil index price in the first half of 2012. In the third quarter of 2012, differentials began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012, these price differentials continued to narrow, and at some points crude oil produced in the Williston Basin sold at a premium to WTI crude oil index prices as a result of additional transportation capacity additions which had access to the East and West Coast refineries.

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

2012 Highlights

•

We completed and placed on production 117 gross (95.8 net) operated Bakken and Three Forks wells during 2012, and increased average daily production by 110% to 22,469 Boe per day from 10,724 Boe per day in 2011.

•

We increased estimated net proved oil and natural gas reserves at December 31, 2012 to 143.3 MMBoe, an 82% increase over year-end 2011 estimated net proved reserves. Approximately 89% of estimated net proved reserves at year-end 2012 consisted of oil and 49% were classified as proved developed.

•	We grew our leasehold position to 335,383 total net acres in the Williston Basin, primarily targeting the Bakken and Three Forks formations, and increased our operated drill blocks by 37 through acreage additions and trades during 2012. In addition, we have increased our acreage that is held-by-production to 264,595 net acres as of December 31, 2012.

•	As of December 31, 2012, we had nine operated rigs running.

•	In 2012, OWS began providing well services to OPNA, and we had three fracturing services crews, including OWS, working full time as of December 31, 2012.

•	In 2012, OPM became the first purchaser for the majority of our operated oil volumes and provided downstream gathering, transportation and marketing services to OPNA.

•	In 2012, we began selling a significant amount of our crude oil production from our West Williston project area through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2012, we flowed approximately 60% of our gross operated oil production through these gathering systems. We expect to increase the gross operated oil production that will flow on these systems to over 80% by mid-year 2013 with the implementation of gathering connections in our East Nesson project area.

•	In 2012, we entered into new two-way and three-way collar options, swaps and put spreads, all of which settle monthly based on the WTI crude oil index price. As of December 31, 2012, we had a total notional amount of 7,223,500 barrels that settle in 2013, 2,775,500 barrels that settle in 2014 and 201,500 barrels that settle in 2015.

•	On July 2, 2012, we issued $400.0 million of 6.875% senior unsecured notes due January 15, 2023. The issuance of these notes resulted in net proceeds to us of approximately $392.4 million, which we continue to use to fund our exploration, development and acquisition program and for general corporate purposes.

•	On October 2, 2012, we entered into our seventh amendment to our revolving credit facility. In connection with this amendment, the semi-annual redetermination of our borrowing base was completed, which resulted in an increase to the borrowing base of our revolving credit facility from $500 million to $750 million. However, we elected to have the lenders’ aggregate commitment remain at $500 million, which we may increase in the future to $750 million by increasing the commitment of one or more lender(s).

•	At December 31, 2012, we had $239.3 million of cash, cash equivalents and short-term investments. We had no outstanding borrowings and had $2.2 million of outstanding letters of credit under our revolving credit facility.

•	Our 2013 capital expenditure budget is $1,020 million, an 11% decrease from our 2012 capital expenditures of $1,148.6 million. The 2013 budget consists of:

•	$897 million of drilling and completion capital for operated and non-operated wells (including expected savings from services provided by OWS);

•	$43 million for constructing infrastructure to support production in our core project areas, primarily related to salt water disposal systems;

•	$25 million for maintaining and expanding our leasehold position;

•	$10 million for micro-seismic work, purchasing seismic data and other test work;

•	$21 million for facilities and other miscellaneous E&P capital expenditures;

•	$14 million for OWS; and

•	$10 million for other non-E&P capital, including items such as administrative capital and capitalized interest.

Results of Operations

Revenues

Our revenues are derived from the sale of oil and natural gas production and well services and do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table summarizes our revenues and production data for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Operating results (in thousands):
Revenues
Oil	$643,446	$321,668	$124,682
Natural gas	27,045	8,754	4,245
Well services	16,177	—	—

Total revenues	$686,668	$330,422	$128,927
Production data:
Oil (MBbls)	7,533	3,732	1,792
Natural gas (MMcf)	4,146	1,092	651
Oil equivalents (MBoe)	8,224	3,914	1,900
Average daily production (Boe/d)	22,469	10,724	5,206
Average sales prices:
Oil, without realized derivatives (per Bbl)(1)	$85.22	$86.18	$69.60
Oil, with realized derivatives (per Bbl)(1)(2)	86.09	85.15	69.53
Natural gas (per Mcf)(3)	6.52	8.02	6.52

(1)	For the year ended December 31, 2012, average sales prices for oil are calculated using total oil revenues, excluding bulk purchase sales of $1.5 million, divided by oil production.
(2)	Realized prices include realized gains or losses on cash settlements for our commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.
(3)	Natural gas prices include the value for natural gas and natural gas liquids.

Year ended December 31, 2012 as compared to year ended December 31, 2011

Total revenues. Our total revenues increased $356.2 million, or 108%, to $686.7 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our exploration and production revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 11,745 Boe per day, or 110%, to 22,469 Boe per day during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in average daily production sold was primarily a result of a higher number of well completions during 2012, offsetting the decline in production in wells that were producing as of December 31, 2011. Production from wells completed in our West Williston, East Nesson and Sanish project areas contributed to average daily production by approximately 8,085 Boe per day, 2,514 Boe per day and 819 Boe per day, respectively, during 2012. Average oil sales prices, without realized derivatives, decreased by $0.96/Bbl, or 1%, to an average of $85.22/Bbl for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The higher production amounts sold increased revenues by $343.7 million, while lower oil and natural gas sales prices decreased revenues by $5.2 million. Well services revenues, which resulted from third-party working interest owners in OPNA’s wells, were $16.2 million for the year ended December 31, 2012. There were no well services revenues during the year ended December 31, 2011 because OWS did not commence fracturing activity until the first quarter of 2012. The remaining $1.5 million increase in total revenues was attributable to oil bulk purchase revenues related to marketing activities included in oil and gas revenues during the year ended December 31, 2012.

Year ended December 31, 2011 as compared to year ended December 31, 2010

Total revenues. Our oil and natural gas sales revenues increased $201.5 million, or 156%, to $330.4 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Average daily production sold increased by 5,518 Boe per day, or 106%, to 10,724 Boe per day during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in average daily production sold was primarily a result of a higher number of well completions during 2011, offsetting the decline in production in wells that were producing as of December 31, 2010. Production from wells completed in our West Williston, East Nesson and Sanish project areas contributed to average daily production by approximately 4,121 Boe per day, 936 Boe per day and 437 Boe per day, respectively, during 2011. The higher production amounts sold increased revenues by $170.8 million, and the remaining $30.7 million increase in revenues was attributable to higher oil and natural gas sales prices during the year ended December 31, 2011. Average oil sales prices, without realized derivatives, increased by $16.58/Bbl, or 24%, to an average of $86.18/Bbl for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Expenses

The following table summarizes our operating expenses for the periods indicated.

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses(1)	$54,924	$32 ,707	$14,118
Well services operating expenses	11,774	—	—
Marketing, transportation and gathering expenses	9,257	1,365	464
Production taxes	62,965	33,865	13,768
Depreciation, depletion and amortization	206,734	74,981	37,832
Exploration expenses	3,250	1,685	297
Impairment of oil and gas properties	3,581	3,610	11,967
Loss on sale of properties	—	207	—
Stock-based compensation expenses(2)	—	—	8,743
General and administrative expenses	57,190	29,435	19,745

Total expenses	409,675	177,855	106,934

Operating income	276,993	152,567	21,993

Other income (expense):
Net gain (loss) on derivative instruments	34,164	1,595	(7,653)
Interest expense	(70,143)	(29,618)	(1,357)
Other income (expense)	4,860	1,635	284

Total other income (expense)	(31,119)	(26,388)	(8,726)

Income before income taxes	245,874	126,179	13,267
Income tax expense	92,486	46,789	42,962

Net income (loss)	$153,388	$79,390	$(29,695)

Costs and expenses (per Boe of production):
Lease operating expenses(1)	$6.68	$8.36	$7.43
Marketing, transportation and gathering expenses	1.13	0.34	0.24
Production taxes	7.66	8.65	7.25
Depreciation, depletion and amortization	25.14	19.16	19.91
General and administrative expenses	6.95	7.52	10.39
Stock-based compensation expenses(2)	—	—	4.60

(1)	For the years ended December 31, 2011 and 2010, lease operating expenses exclude marketing, transportation and gathering expenses to conform such amounts to current year classifications.
(2)	During 2010, we recorded $8.7 million in stock-based compensation expense associated with C Units and discretionary stock awards granted. Stock-based compensation expense related to the amortization of restricted stock and performance share units is included in general and administrative expenses on the Consolidated Statement of Operations. See Note 9 to our audited consolidated financial statements.

Year ended December 31, 2012 compared to year ended December 31, 2011

Lease operating expenses. Lease operating expenses increased $22.2 million to $54.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our 2012 well completions. Increased costs primarily related to workovers, chemical treatments, equipment rental and fresh water injections, which have improved operational performance and minimized downtime in our wells. These cost increases were partially offset by salt water disposal activity and lower operating costs related to improved weather conditions as compared to the first half of 2011. The unit operating costs decreased from $8.36 for the year ended December 31, 2011 to $6.68 for the year ended December 31, 2012, primarily due to our increase in production of 110% outpacing our overall net increase in costs of 68%.

Well services operating expenses. The $11.8 million in well services operating expenses represents third-party working interests’ share of fracturing service costs incurred by OWS for fracturing jobs completed in 2012. There were no well services operating expenses in 2011 because OWS did not commence fracturing activity until the first quarter of 2012.

Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses includes all of our marketing, transportation and gathering for our oil production as well as bulk oil purchase costs. The $7.9 million increase period over period, or $0.79 increase per Boe, is primarily attributable to increased oil transportation costs related to OPM, which did not commence operations until late in the third quarter of 2011, combined with a $1.4 million cost for bulk oil purchases made by OPM in the first quarter of 2012, partially offset by a $0.7 million non-cash valuation adjustment on our oil pipeline imbalances. Excluding this pipeline imbalance adjustment and bulk oil purchase costs, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.04 for the year ended December 31, 2012.

Production taxes. Our production taxes for the years ended December 31, 2012 and 2011 were 9.4% and 10.2%, respectively, as a percentage of oil and natural gas sales. The 2012 production tax rate was lower than the 2011 production tax rate because of the increased weighting of oil revenues in Montana, which has lower incentivized production tax rates on certain new wells for the first twelve months of production.

Depreciation, depletion and amortization (DD&A). DD&A expense increased $131.8 million to $206.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in DD&A expense for the year ended December 31, 2012 was primarily a result of our production increases from our 2012 well completions. The DD&A rate for the year ended December 31, 2012 was $25.14 per Boe compared to $19.16 per Boe for the year ended December 31, 2011. The higher DD&A rate was a result of increased well costs in 2012, which outpaced the increase in associated reserves. The increased well costs were a result of increases in service costs in the Williston Basin during 2011 and the first half of 2012 and the addition of infrastructure assets, primarily our salt water disposal systems.

Impairment of oil and gas properties. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, we recorded non-cash impairment charges of $3.6 million each year for unproved properties due to leases that expired during the period and periodic assessments of unproved properties. As of December 31, 2012, we recorded a $1.8 million impairment charge related to acreage expiring in 2013 as a result of a periodic assessment because there were no plans to drill or extend the leases prior to their expiration. In determining the amount of non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.”

General and administrative. Our general and administrative expenses increased $27.8 million for the year ended December 31, 2012 from $29.4 million for the year ended December 31, 2011. Of this increase, approximately $20.3 million was due to the impact of our organizational growth on employee compensation and $6.7 million was due to the amortization of our restricted stock awards and performance share units (“PSUs”). As of December 31, 2012, we had 281 full-time employees compared to 146 full-time employees as of December 31, 2011.

Derivatives. As a result of our derivative activities, we incurred a $6.5 million net cash settlement gain for the year ended December 31, 2012 and a $3.8 million net cash settlement loss for the year ended December 31, 2011. In addition, as a result of forward oil price changes, we recognized non-cash unrealized mark-to-market derivative gains of $27.6 million and $5.4 million during the years ended December 31, 2012 and 2011, respectively.

Interest expense. Interest expense increased $40.5 million to $70.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was due to the interest related to our senior unsecured notes issued in February and November 2011 and July 2012. For the years ended December 31, 2012 and 2011, we incurred no borrowings under our revolving credit facility. We capitalized $3.3 million and $3.1 million of interest costs for the years ended December 31, 2012 and 2011, respectively, which will be amortized over the life of the related assets.

Income tax expense. Income tax expense for the years ended December 31, 2012 and 2011 was recorded at 37.6% and 37.1% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the United States and the blended state rate of the states in which we conduct business.

Year ended December 31, 2011 compared to year ended December 31, 2010

Lease operating expenses. Lease operating expenses increased $18.6 million to $32.7 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. This increase was primarily due to an increased number of producing wells from our West Williston acquisitions that were completed in the fourth quarter of 2010 and to our well completions during 2011. The unit operating costs increased from $7.43 for the year ended December 31, 2010 to $8.36 for the year ended December 31, 2011, primarily due to increased costs associated with water production, salt water disposal and the continuing effects of the inclement weather during the first half of 2011.

Production taxes. Our production taxes for the years ended December 31, 2011 and 2010 were 10.2% and 10.7%, respectively, as a percentage of oil and natural gas sales. The 2011 production tax rate was lower than the 2010 production tax rate because of the increased weighting of oil revenues in Montana, which has lower incentivized production tax rates on certain new wells for the first twelve months of production. Our production taxes for the year ended December 31, 2010 were primarily for oil and natural gas sales revenue associated with properties in the North Dakota portion of our West Williston project area, which generate revenues subject to an 11.5% production tax rate.

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

Impairment of oil and gas properties. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2011 and 2010. During the years ended December 31, 2011 and 2010, we recorded non-cash impairment charges of $3.6 million and $12.0 million, respectively, for unproved property leases that expired during the period. In determining the amount of the non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.” As of December 31, 2011, we did not record an impairment charge with respect to any acreage expiring in 2012 based primarily on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire.

Stock-based compensation expenses. For the year ended December 31, 2010, we recorded $8.7 million of primarily non-cash charges for stock-based compensation expense associated with Oasis Petroleum Management LLC’s (“OP Management”) grant of C Units to certain of our employees in March 2010 and grant of discretionary shares of our common stock to certain of our employees who were not C Unit holders and certain contractors in the fourth quarter of 2010. Based on the characteristics of these awards, we concluded that they represented equity-type awards, and we accounted for the value of these awards as if they had been awarded by us. We used fair-value-based methods to determine the value of stock-based compensation awarded to our employees and contractors and recognized the entire amount as expense due to the immediate vesting of the awards, with no future requisite service period required by the employees. As of December 31, 2010, OP Management had distributed substantially all cash or requisite common stock to its members based on membership interests and distribution percentages. No stock-based compensation expense was recorded for the year ended December 31, 2011 related to the C Units or discretionary shares.

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

Interest expense. Interest expense increased $28.3 million to $29.6 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was due to the interest related to our 7.25% and 6.5% senior unsecured notes issued in February and November 2011, respectively. For the year ended December 31, 2011, we incurred no borrowings under our revolving credit facility compared to a weighted average debt balance of $15.3 million for the year ended December 31, 2010. We capitalized $3.1 million of interest costs for the year ended December 31, 2011, which will be amortized over the life of the related assets. No interest costs were capitalized for the year ended December 31, 2010.

Income tax expense. Income tax expense increased $3.8 million to $46.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. For the year ended December 31, 2011, our effective tax rate was 37.1% compared to 323.8% for the year ended December 31, 2010. Prior to our corporate reorganization in June 2010, no provision for federal or state income taxes was recorded, as we were a limited liability company and not subject to federal or state income tax. In 2010, we recorded an estimated net deferred tax expense of $35.6 million to recognize a deferred tax liability for the initial book and tax basis differences. Prospectively, we expect our annual effective tax rate to be between 37% and 39%. Our effective tax rate for 2011 differs from the federal statutory rate of 35% due to the effect of state income taxes. For 2010, our effective tax rate differs from the federal statutory rate of 35% due to the effect of the initial deferred tax expense, certain non-deductible IPO-related costs, non-deductible stock-based compensation expenses and state income taxes.

Liquidity and capital resources

Our primary sources of liquidity as of the date of this report have been proceeds from our senior unsecured notes, cash flows from operations and historically, borrowings under our revolving credit facility and capital from private and public investors. Our primary use of capital has been for the development and acquisition of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Our cash flows for the years ended December 31, 2012, 2011 and 2010 are presented below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$392,386	$176,024	$49,612
Net cash used in investing activities	(1,038,605)	(629,390)	(309,535)
Net cash provided by financing activities	388,794	780,718	362,881

Net change in cash	$(257,425)	$327,352	$102,958

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

Cash flows provided by operating activities

Net cash provided by operating activities was $392.4 million, $176.0 million and $49.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash flows provided by operating activities for the year ended December 31, 2012 as compared to 2011 was primarily the result of an increase in oil and natural gas production of 110%. In addition, at December 31, 2012, we had a working capital surplus of $161.9 million. This surplus was primarily attributable to our cash and cash equivalents balance of $213.4 million at December 31, 2012 as a result of the proceeds from the issuance of our senior unsecured notes in July 2012. The increase in cash flows provided by operating activities for the year ended December 31, 2011 as compared to 2010 was primarily the result of an increase in oil and natural gas production of 106%. In addition, at December 31, 2011, we had a working capital surplus of $441.1 million. This surplus for 2011 was primarily attributable to our cash balance as a result of the proceeds from the issuance of our senior unsecured notes in February and November of 2011.

Cash flows used in investing activities

We had cash flows used in investing activities of $1,038.6 million, $629.4 million and $309.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, as a result of our capital expenditures for drilling, development and acquisition costs. The increases in cash used in investing activities for the year ended December 31, 2012 compared to 2011 of $409.4 million and for the year ended December 31, 2011 compared to 2010 of $319.9 million were attributable to increased levels of expenditures for the development of our properties.

Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
E&P capital expenditures by project area:
West Williston	$725,873	$499,558	$240,830
East Nesson	322,946	110,013	73,529
Sanish	62,879	27,436	30,854
Other(1)	—	282	429

Total E&P capital expenditures	1,111,698	637,289	345,642

Oasis Well Services (OWS)	15,679	—	—
Non-E&P capital expenditures(2)	21,196	28,685	6,773

Total capital expenditures(3)	$1,148,573	$665,974	$352,415

(1)	Other capital expenditures represent data relating to our properties in the Barnett shale, which we sold in November 2011.
(2)	Non-E&P capital expenditures include such items as district tools, administrative capital and capitalized interest.

(3)	Capital expenditures reflected in the table above differ from the amounts shown in the statement of cash flows in our consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis.

In 2012, we spent $1,148.6 million on capital expenditures, which represented a 72% increase over the $666.0 million spent during 2011. This increase was a result of (i) improved industry conditions and technology in the Bakken formation as well as increased economics in the area, (ii) an increase in total net wells drilled in 2012 and (iii) additional lease acquisitions.

During 2012, we participated in 231 gross wells (105.6 net) that were completed and placed on production, and, as operator, we completed and placed on production 117 gross (95.8 net) of these wells. In addition, as of December 31, 2012, we had 21 gross operated wells awaiting completion and 11 gross operated wells in the process of drilling in the Bakken and Three Forks formations. Our land leasing and acquisition activity is focused in and around our existing core consolidated land positions, primarily in the West Williston.

We anticipate investing $996 million for drilling, development and acquisition costs in 2013 as follows:

(In thousands)
Drilling and completing wells	$897,000
Constructing infrastructure to support production in our core project areas	43,000
Maintaining and expanding our leasehold position	25,000
Micro-seismic work, purchasing seismic data and other test work	10,000
Facilities and other E&P capital expenditures	21,000

Total E&P capital expenditures	996,000

Non-E&P capital expenditures	24,000

Total capital expenditures	$1,020,000

While we have budgeted a total of $1,020 million for these purposes in 2013, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. We believe that the net proceeds from our senior unsecured notes together with cash on hand, cash flows from operating activities and availability under our revolving credit facility should be more than sufficient to fund our 2013 capital expenditure budget. However, because the operated wells funded by our 2013 drilling plan represent only a small percentage of our gross identified drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of identified drilling locations should we elect to do so.

Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil and natural gas prices decline or costs increase significantly, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. We actively review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Cash flows provided by financing activities

Net cash provided by financing activities was $388.8 million, $780.7 million and $362.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, cash sourced through financing activities was primarily provided by net proceeds from the issuance of our senior unsecured notes. For the year ended December 31, 2010, cash sourced through financing activities was primarily provided by net proceeds from the sale of the common stock in our IPO.

Sale of common stock. On June 22, 2010, we completed an IPO of 48,300,000 shares of common stock at $14.00 per share. We sold 30,370,000 shares of common stock in the offering and OAS Holding Company LLC (“OAS Holdco”), the selling stockholder, sold 17,930,000 shares of common stock, including 6,300,000 shares sold by OAS Holdco pursuant to the full exercise of the underwriters’ over-allotment option. We received net proceeds from the offering of $399.7 million, after deducting underwriting discounts and estimated offering expenses. We used a portion of these net proceeds to repay all outstanding indebtedness of $75.0 million under our revolving credit facility, and the remaining proceeds were used to fund our exploration, development and acquisition program and for general corporate purposes. We did not receive any proceeds from the sale of shares by OAS Holdco.

Senior unsecured notes. On February 2, 2011, we issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”). Interest is payable on the 2019 Notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. The 2019 Notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these 2019 Notes resulted in net proceeds to us of approximately $390.0 million, which we used to fund our exploration, development and acquisition program and for general corporate purposes.

At any time prior to February 1, 2014, we may redeem up to 35% of the 2019 Notes at a redemption price of 107.25% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings as long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the 2019 Notes remains outstanding after such redemption. Prior to February 1, 2015, we may redeem some or all of the 2019 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after February 1, 2015, we may redeem some or all of the 2019 Notes at redemption prices (expressed as percentages of the principal amount) equal to 103.625% for the twelve-month period beginning on February 1, 2015, 101.813% for the twelve-month period beginning on February 1, 2016 and 100.00% beginning on February 1, 2017, plus accrued and unpaid interest to the redemption date.

On November 10, 2011, we issued $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”). Interest is payable on the 2021 Notes semi-annually in arrears on each May 1 and November 1, commencing May 1, 2012. The 2021 Notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these 2021 Notes resulted in net proceeds to us of approximately $393.4 million, which we used to fund our exploration, development and acquisition program and for general corporate purposes.

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

On July 2, 2012, we issued $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”). Interest is payable on the 2023 Notes semi-annually in arrears on each January 15 and July 15, commencing January 15, 2013. The 2021 Notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these 2023 Notes resulted in net proceeds to us of approximately $392.4 million, which we are using to fund our exploration, development and acquisition program and for general corporate purposes.

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

The indentures governing our 2019 Notes, 2021 Notes and 2023 Notes (collectively, the “Notes”) restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.

Senior secured revolving line of credit. OP LLC, as parent, and OPNA, as borrower, entered into a credit agreement dated June 22, 2007 (as amended and restated, the “Amended Credit Facility”). The Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. In connection with the sixth amendment, the semi-annual redetermination of the borrowing base was completed on April 3, 2012, which resulted in the borrowing base of the Amended Credit Facility increasing from $350 million to $500 million. This amendment added two new lenders to the bank group. Effective April 20, 2012, we executed an agreement consenting to the resignation of BNP Paribas as the administrative agent and a lender under the Amended Credit Facility. Wells Fargo was appointed successor administrative agent and assumed the credit commitment of BNP Paribas. BNP Paribas remains as a counterparty for our commodity derivative instruments. On June 25, 2012, our lenders waived the mandatory reduction of our borrowing base that otherwise would have occurred as a result of our issuance of the 2023 Notes in July 2012. On October 2, 2012, we entered into the seventh amendment to our Amended Credit Facility. In connection with this amendment, the semi-annual redetermination of our borrowing base was completed on October 2, 2012, which resulted in an increase to the borrowing base of our Amended Credit Facility from $500 million to $750 million. However, we elected to have the lenders’ aggregate commitment remain at $500 million, but we may increase our aggregate commitment from $500 million to $750 million by increasing the commitment of one or more lender(s). Borrowings under our Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.

On a quarterly basis, we pay a 0.375% (as of December 31, 2012) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.

The Amended Credit Facility contains covenants that include, among others:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against making dividends, distributions and redemptions, subject to permitted exceptions;

•	a prohibition against making investments, loans and advances, subject to permitted exceptions;

•	restrictions on creating liens and leases on our assets and our subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates or change of principal business;

•	a provision limiting oil and natural gas derivative financial instruments;

•	a requirement that we maintain a ratio of consolidated EBITDAX (as defined in the Amended Credit Facility) to consolidated Interest Expense (as defined in the Amended Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter; and

•	a requirement that we maintain a Current Ratio (as defined in the Amended Credit Facility) of consolidated current assets (with exclusions as described in the Amended Credit Facility) to consolidated current liabilities (with exclusions as described in the Amended Credit Facility) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

The Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable.

As of December 31, 2012, we had no borrowings and $2.2 million of outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $497.8 million. As of December 31, 2011, we had no borrowings and no outstanding letters of credit issued under our Amended Credit Facility, resulting in an unused borrowing base capacity of $350.0 million. We were in compliance with the financial covenants of the Amended Credit Facility as of December 31, 2012 and 2011.

Obligations and commitments

We have the following contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$13,606	$2,824	$5,712	$5,070	$—
Drilling rig commitments(1)	43,713	23,655	20,058	—	—
Volume commitment agreements(1)	70,466	4,454	30,896	26,581	8,535
Senior unsecured notes(2)	1,200,000	—	—	—	1,200,000

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on senior unsecured notes (2)	712,243	83,493	165,000	165,000	298,750
Asset retirement obligations(3)	23,234	278	1,756	362	20,838

Total contractual cash obligations	$2,063,262	$114,704	$223,422	$197,013	$1,528,123

(1)	See Note 14 to our audited consolidated financial statements for a description of our operating leases, drilling rig commitments and volume commitment agreements.
(2)	See Note 7 to our audited consolidated financial statements for a description of our senior unsecured notes and related interest payments. As of December 31, 2012, we had no borrowings outstanding under our Amended Credit Facility.
(3)	Amounts represent our estimate of future asset retirement obligations on an undiscounted basis. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 8 to our audited consolidated financial statements.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments used in preparation of our consolidated financial statements below. See Note 2 to our audited consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

The provision for depreciation, depletion and amortization (“DD&A”) of oil and natural gas properties is calculated on a field-by-field basis using the unit-of-production method. All capitalized well costs and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively. Natural gas is converted to barrel equivalents at the rate of six thousand cubic feet of natural gas to one barrel of oil. The calculation for the unit-of-production DD&A method takes into consideration estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Costs of retired, sold or abandoned properties that constitute a part of an amortization base (partial field) are charged or credited, net of proceeds, to accumulated DD&A unless doing so significantly affects the unit-of-production amortization rate for an entire field, in which case a gain or loss is recognized currently.

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

Unproved properties consist of costs incurred to acquire unproved leases, or lease acquisition costs. Unproved lease acquisition costs are capitalized until the leases expire or when we specifically identify leases that will revert to the lessor, at which time we expense the associated unproved lease acquisition costs. The expensing of the unproved lease acquisition costs is recorded as impairment expense in our Consolidated Statement of Operations. Lease acquisition costs related to successful exploratory drilling are reclassified to proved properties and depleted on a unit-of-production basis.

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

Periodic revisions to the estimated reserves and related future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities of oil and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions. If such revisions are significant, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

Revenue recognition

Oil and gas revenue from our interests in producing wells is recognized when the product is delivered, at which time the customer has taken title and assumed the risks and rewards of ownership, and collectability is reasonably assured. Substantially all of our production is sold to purchasers under short-term (less than twelve month) contracts at market-based prices. The sales prices for oil and natural gas are adjusted for transportation and other related deductions. These deductions are based on contractual or historical data and do not require significant judgment. Subsequently, these revenue deductions are adjusted to reflect actual charges based on third-party documents. Since there is a ready market for oil and natural gas, we sell the majority of production soon after it is produced at various locations. As a result, we maintain a minimum amount of product inventory in storage.

Well services revenue is recognized when well completion services have been performed or related products have been delivered. OWS provides wells services and sells related products exclusively to OPNA. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in our Consolidated Statement of Operations.

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

Impairment of unproved properties

The assessment of unproved properties to determine any possible impairment requires significant judgment. We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage.

We have historically recognized impairment expense for unproved properties at the time when the lease term has expired or sooner based on management’s periodic assessments. We consider the following factors in our assessment of the impairment of unproved properties:

•	the remaining amount of unexpired term under our leases;

•	our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that may be close to expiration;

•	our ability to exchange lease positions with other companies that allow for higher concentrations of ownership and development;

•	our ability to convey partial mineral ownership to other companies in exchange for their drilling of leases; and

•	our evaluation of the continuing successful results from the application of completion technology in the Bakken and Three Forks formations by us or by other operators in areas adjacent to or near our unproved properties.

Capitalized interest

We capitalize a portion of our interest expense incurred on our outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. Amounts capitalized are amortized over the life of the related assets.

Asset retirement obligations

We record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties, this is the period in which the well is drilled or acquired. The asset retirement obligation (“ARO”) represents the estimated amount we will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period and the capitalized cost is amortized on the unit-of-production method. The accretion expense is recorded as a component of depreciation, depletion and amortization in our Consolidated Statement of Operations.

We determine the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

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

Derivatives

We record all derivative instruments on the balance sheet as either assets or liabilities measured at their estimated fair value. We have not designated any derivative instruments as hedges for accounting purposes and we do not enter into such instruments for speculative trading purposes. Realized gains and losses from the settlement of commodity derivative instruments and unrealized gains and losses from valuation changes in the remaining unsettled commodity derivative instruments are reported under other income (expense) in our Consolidated Statement of Operations. Our cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in our Consolidated Statement of Cash Flows.

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

Performance share units. We recognize compensation expense for our PSUs granted to our officers. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the performance period, which is generally the vesting period. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment. Any change in inputs or number of inputs to this calculation could impact the valuation and thus the stock-based compensation expense recognized. Stock-based compensation expense recorded for PSUs is included in general and administrative expenses on our Consolidated Statement of Operations.

Class C common unit interests. In March 2010, we recorded a $5.2 million stock-based compensation charge associated with OP Management granting 1.0 million C Units to certain of our employees. The C Units were granted on March 24, 2010 to individuals who were employed as of February 1, 2010 and who were not executive officers or key employees with an existing capital investment in OP Management, or OP Management Capital Members. All of the C Units vested immediately on the grant date. Based on the characteristics of the C Units awarded to employees, we concluded that the C Units represented an equity-type award and accounted for the value of this award as if it had been awarded by us. The C Units were membership interests in OP Management and not a direct interest in us. The C Units are non-transferable and have no voting power. As of December 31, 2010, OP Management had distributed substantially all cash or requisite common stock to its members based on membership interests and distribution percentages. OP Management was dissolved in 2011.

In accordance with the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for share-based payments, we used a fair-value-based method to determine the value of stock-based compensation awarded to our employees and recognized the entire grant date fair value of $5.2 million as stock-based compensation expense due to the immediate vesting of the awards with no future requisite service period required of the employees. We used a probability weighted expected return method to evaluate the potential return and associated fair value allocable to the C Unit shareholders using selected hypothetical future outcomes (continuing operations, private sale and an initial public offering). Approximately 95% of the fair value allocated to the C Unit holders came from the IPO scenario.

The IPO fair value of the C Units awarded to our employees was estimated on the grant date using a Black-Scholes option-pricing model. The exercise price of the option used in the option-pricing model was set equal to the maximum value of OP Management’s current capital investment in the Company as that value had to be returned to OP Management Capital Members before distributions were made to the C Unit shareholders. Since we were not a public entity on the grant date, we did not have historical stock trading data to be used to compute volatilities associated with certain expected terms so the expected volatility value of 60% was estimated based on an average of volatilities of similar sized oil and gas companies with operations in the Williston Basin whose common stocks were publicly traded. The allocable fair value to the C Units assumed an estimated timing of four years based on a future potential secondary offering or distribution of common stock of the Company. The 2.08% risk-free rate used in the pricing model was based on the U.S. Treasury yield for a government bond with a maturity equal to the time to liquidity of four years. We did not estimate forfeiture rates due to the immediate vesting of the award and did not estimate future dividend payments as we did not expect to declare or pay dividends in the foreseeable future.

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

Income taxes

Our provision for taxes includes both federal and state taxes. We record our federal income taxes in accordance with accounting for income taxes under GAAP, which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

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

Recent accounting pronouncements

Intangible assets. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 is effective for interim and annual reporting periods beginning after September 15, 2012. We have adopted this new guidance, which did not have any impact on our financial position, cash flows or results of operations.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2012, 2011 and 2010. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

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

We utilize derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2012, we utilized two-way and three-way collar options, swaps and put spreads to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A put spread is a combination of a purchased put and a sold put, and in this case does not include a sold call, allowing the volumes under this contract to have no established maximum price (ceiling). A swap is a sold call and a purchased put established at the same price (both ceiling and floor).

We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of December 31, 2012:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil (Barrels)	Average Swap Price	Average Sub-Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
							(In thousands)
2013	Two-way collar	2,116,000			$87.05	$98.78	$56
2013	Three-way collar	2,357,420		$65.96	$92.16	$111.26	8,603
2013	Put Spreads	1,717,080		$70.71	$91.24		7,567
2013	Swaps	1,033,000	$94.76				1,742
2014	Two-way collar	170,500			$86.82	$97.75	(69)
2014	Three-way collar	2,361,030		$70.38	$90.90	$106.88	3,453
2014	Put Spreads	150,970		$71.03	$91.03		889
2014	Swaps	93,000	$94.76				154
2015	Three-way collar	201,500		$70.77	$90.77	$106.48	174

							$22,569

Interest rate risk. At December 31, 2012, we had $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% and $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum outstanding. During the year ended December 31, 2012, we had no indebtedness outstanding under our revolving credit facility. We do not currently, but may in the future utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $15.0 million at December 31, 2012.

In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. The counterparties on our derivative instruments currently in place are lenders under our revolving credit facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our revolving credit facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the hedged volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $24.0 million and a net derivative liability position of $1.4 million at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oasis Petroleum Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’/members’ equity and of cash flows present fairly, in all material respects, the financial position of Oasis Petroleum Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11, the Company has restated its 2010 consolidated financial statements to correct an error in loss per share and weighted average shares outstanding for the year ended December 31, 2010.

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

/s/PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2013

Oasis Petroleum Inc.

Consolidated Balance Sheet

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$213,447	$470,872
Short-term investments	25,891	19,994
Accounts receivable — oil and gas revenues	110,341	52,164
Accounts receivable — joint interest partners	99,194	67,268
Inventory	20,707	3,543
Prepaid expenses	1,770	2,140
Advances to joint interest partners	1,985	3,935
Derivative instruments	19,016	—
Deferred income taxes	—	3,233
Other current assets	335	491

Total current assets	492,686	623,640

Property, plant and equipment
Oil and gas properties (successful efforts method)	2,348,128	1,235,357
Other property and equipment	49,732	20,859
Less: accumulated depreciation, depletion, amortization and impairment	(391,260)	(176,261)

Total property, plant and equipment, net	2,006,600	1,079,955

Derivative instruments	4,981	4,362
Deferred costs and other assets	24,527	19,425

Total assets	$2,528,794	$1,727,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,491	$12,207
Advances from joint interest partners	21,176	9,064
Revenues and production taxes payable	71,553	19,468
Accrued liabilities	189,863	119,692
Accrued interest payable	30,096	15,774
Derivative instruments	1,048	5,907
Deferred income taxes	4,558	—
Other current liabilities	—	472

Total current liabilities	330,785	182,584

Long-term debt	1,200,000	800,000
Asset retirement obligations	22,956	13,075
Derivative instruments	380	3,505
Deferred income taxes	177,671	92,983
Other liabilities	1,997	997

Total liabilities	1,733,789	1,093,144

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,432,712 issued and 93,303,298 outstanding at December 31, 2012 and 92,483,393 shares issued and 92,460,914 outstanding at December 31, 2011	925	921
Treasury stock, at cost; 129,414 and 22,479 shares at December 31, 2012 and 2011, respectively	(3,796)	(602)
Additional paid-in-capital	657,943	647,374
Retained earnings (deficit)	139,933	(13,455)

Total stockholders’ equity	795,005	634,238

Total liabilities and stockholders’ equity	$2,528,794	$1,727,382

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.

Consolidated Statement of Operations

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$670,491	$330,422	$128,927
Well services revenues	16,177	—	—

Total revenues	686,668	330,422	128,927

Expenses
Lease operating expenses	54,924	32,707	14,118
Well services operating expenses	11,774	—	—
Marketing, transportation and gathering expenses	9,257	1,365	464
Production taxes	62,965	33,865	13,768
Depreciation, depletion and amortization	206,734	74,981	37,832
Exploration expenses	3,250	1,685	297
Impairment of oil and gas properties	3,581	3,610	11,967
Loss on sale of properties	—	207	—
Stock-based compensation expenses	—	—	8,743
General and administrative expenses	57,190	29,435	19,745

Total expenses	409,675	177,855	106,934

Operating income	276,993	152,567	21,993

Other income (expense)
Net gain (loss) on derivative instruments	34,164	1,595	(7,653)
Interest expense	(70,143)	(29,618)	(1,357)
Other income (expense)	4,860	1,635	284

Total other income (expense)	(31,119)	(26,388)	(8,726)

Income before income taxes	245,874	126,179	13,267
Income tax expense	92,486	46,789	42,962

Net income (loss)	$153,388	$79,390	$(29,695)

Earnings (loss) per share:
Basic and diluted (1)	$1.66	$0.86	$(0.31)

Weighted average shares outstanding:
Basic (1)	92,180	92,056	92,000
Diluted (1)	92,513	92,241	92,000

(1)	2010 restated (see Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.

Consolidated Statement of Changes in Stockholders’/Members’ Equity

(In thousands)

	Common Stock		Treasury Stock		Capital	Additional	Retained Deficit/ Accumulated	Total Stockholders’/ Members’
	Shares	Amount	Shares	Amount	Contributions	Paid-in-Capital	Loss	Equity
Balance as of December 31, 2009	—	$—	—	$—	$235,000	$—	$(63,150)	$171,850
Issuance of common stock	92,000	920	—	—	—	—	—	920
Proceeds from the sale of common stock	—	—	—	—	—	398,749	—	398,749
Reclassification of members’ contributions	—	—	—	—	(235,000)	235,000	—	—
Stock-based compensation	240	—	—	—	—	9,970	—	9,970
Net loss	—	—	—	—	—	—	(29,695)	(29,695)

Balance as of December 31, 2010	92,240	920	—	—	—	643,719	(92,845)	551,794
Stock-based compensation	243	—	—	—	—	3,656	—	3,656
Vesting of restricted shares	—	1	—	—	—	(1)	—	—
Treasury stock – tax withholdings	(22)	—	22	(602)	—	—	—	(602)
Net income	—	—	—	—	—	—	79,390	79,390

Balance as of December 31, 2011	92,461	921	22	(602)	—	647,374	(13,455)	634,238
Stock-based compensation	949	—	—	—	—	10,573	—	10,573
Vesting of restricted shares	—	4	—	—	—	(4)	—	—
Treasury stock – tax withholdings	(107)	—	107	(3,194)	—	—	—	(3,194)
Net income	—	—	—	—	—	—	153,388	153,388

Balance as of December 31, 2012	93,303	$925	129	$(3,796)	$—	$657,943	$139,933	$795,005

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$153,388	$79,390	$(29,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	206,734	74,981	37,832
Impairment of oil and gas properties	3,581	3,610	11,967
Loss on sale of properties	—	207	—
Deferred income taxes	92,479	46,789	42,962
Derivative instruments	(34,164)	(1,595)	7,653
Stock-based compensation expenses	10,333	3,656	9,970
Debt discount amortization and other	2,810	1,561	470
Working capital and other changes:
Change in accounts receivable	(90,103)	(64,900)	(44,450)
Change in inventory	(29,313)	(2,550)	(498)
Change in prepaid expenses	346	(1,600)	(356)
Change in other current assets	156	(491)	—
Change in other assets	(95)	(139)	(164)
Change in accounts payable and accrued liabilities	76,706	36,316	13,917
Change in other current liabilities	(472)	472	—
Change in other liabilities	—	317	4

Net cash provided by operating activities	392,386	176,024	49,612

Cash flows from investing activities:
Capital expenditures	(1,053,315)	(613,223)	(226,544)
Acquisition of oil and gas properties	—	—	(86,393)
Derivative settlements	6,545	(3,841)	(120)
Purchases of short-term investments	(126,213)	(184,907)	—
Redemptions of short-term investments	120,316	164,913	—
Advances to joint interest partners	1,950	(497)	1,010
Advances from joint interest partners	12,112	5,963	2,512
Proceeds from equipment and property sales	—	2,202	—

Net cash used in investing activities	(1,038,605)	(629,390)	(309,535)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	399,669
Proceeds from credit facility	—	—	72,000
Principal payments on credit facility	—	—	(107,000)
Proceeds from issuance of senior notes	400,000	800,000	—
Purchases of treasury stock	(3,194)	(602)	—
Debt issuance costs	(8,012)	(18,680)	(1,788)

Net cash provided by financing activities	388,794	780,718	362,881

Increase (decrease) in cash and cash equivalents	(257,425)	327,352	102,958
Cash and cash equivalents:
Beginning of period	470,872	143,520	40,562

End of period	$213,447	$470,872	$143,520

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$53,488	$13,748	$1,002
Cash paid for taxes	107	—	—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$59,878	$58,205	$35,181
Change in asset retirement obligations	10,230	5,434	1,227

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations of the Company

Organization

Oasis Petroleum Inc. (“Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a holding company for Oasis Petroleum LLC (“OP LLC”), the Company’s predecessor, which was formed as a limited liability company on February 26, 2007 by certain members of the Company’s senior management team and through investments made by Oasis Petroleum Management LLC (“OP Management”) and certain private equity investors. OP Management, a Delaware limited liability company, was formed in February 2007 to allow Company employees to become indirect investors in OP LLC. In May 2007, the Company formed Oasis Petroleum North America LLC (“OPNA”), a Delaware limited liability company, to conduct its domestic oil and natural gas exploration and production activities. In April 2008, the Company formed Oasis Petroleum International LLC (“OPI”), a Delaware limited liability company, to conduct business development activities outside of the United States of America. As of December 31, 2012, OPI had no business activities or material assets.

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

Nature of Business

The Company is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the Williston Basin. The Company’s assets, which consist of proved and unproved oil and natural gas properties, are located primarily in the Montana and North Dakota areas of the Williston Basin and are owned by OPNA. The Company also operates a marketing business (OPM) that is complementary to its primary development and production activities, and a well services business (OWS), which is a separate reportable business segment.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. No allowance for doubtful accounts was recorded for the years ended December 31, 2012 and 2011.

Inventory

Equipment and materials consist primarily of tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment, chemicals and proppant, all of which are stated at the lower of cost or market with cost determined on an average cost method. Crude oil inventories include oil in tank and line fill and are valued at the lower of average cost or market value. Inventory consists of the following:

	December 31,
	2012	2011
	(In thousands)
Equipment and materials	$16,438	$2,709
Crude oil inventory	4,269	834

	$20,707	$3,543

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

The provision for depreciation, depletion and amortization (“DD&A”) of oil and natural gas properties is calculated on a field-by-field basis using the unit-of-production method. All capitalized well costs and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively. Natural gas is converted to barrel equivalents at the rate of six thousand cubic feet of natural gas to one barrel of oil. The calculation for the unit-of-production DD&A method takes into consideration estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Costs of retired, sold or abandoned properties that constitute a part of an amortization base (partial field) are charged or credited, net of proceeds, to accumulated DD&A unless doing so significantly affects the unit-of-production amortization rate for an entire field, in which case a gain or loss is recognized currently. In November 2011, the Company sold its remaining interests in non-core oil and natural gas producing properties located in the Barnett shale in Texas and interests in other properties for an aggregate $2.2 million in cash. The Company recognized a loss of $0.2 million from these divestures. No gain or loss for the sale of oil and natural gas properties was recorded for the years ended December 31, 2012 or 2010.

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

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs, as further discussed in Note 3 — Fair Value Measurements. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2012, 2011 and 2010.

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

The Company assesses its unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. The Company considers the following factors in its assessment of the impairment of unproved properties:

•	the remaining amount of unexpired term under its leases;

•	its ability to actively manage and prioritize its capital expenditures to drill leases and to make payments to extend leases that may be close to expiration;

•	its ability to exchange lease positions with other companies that allow for higher concentrations of ownership and development;

•	its ability to convey partial mineral ownership to other companies in exchange for their drilling of leases; and

•

its evaluation of the continuing successful results from the application of completion technology in the Bakken and Three Forks formations by the Company or by other operators in areas adjacent to or near the Company’s unproved properties.

As a result of expiring unproved property leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges of $3.6 million for each of the years ended December 31, 2012 and 2011 and $12.0 million for the year ended December 31, 2010.

For sales of entire working interests in unproved properties, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.

Capitalized Interest

The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Company capitalized $3.3 million and $3.1 million of interest costs for the years ended December 31, 2012 and 2011, respectively. These amounts will be amortized over the life of the related assets. No interest costs were capitalized for the year ended December 31, 2010.

Other Property and Equipment

Furniture, equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets. The Company uses estimated lives of three to seven years for furniture and equipment, twenty years for buildings, and the remaining lease term for leasehold improvements. The cost of assets disposed of and the associated accumulated depletion, depreciation and amortization are removed from the Company’s Consolidated Balance Sheet with any gain or loss realized upon the sale or disposal included in the Company’s Consolidated Statement of Operations.

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

Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented:

	December 31,
	2012	2011	2010
	(In thousands)
Beginning of period	$20,207	$5,176	$427
Exploratory well cost additions (pending determination of proved reserves)	160,813	73,947	39,708
Exploratory well cost reclassifications (successful determination of proved reserves)	(140,091)	(57,646)	(34,959)
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	(505)	(1,270)	—

End of period	$40,424	$20,207	$5,176

As of December 31, 2012, the Company had no exploratory well costs that were capitalized for a period greater than one year.

Deferred Financing Costs

The Company capitalizes costs incurred in connection with obtaining financing. These costs are included in deferred costs and other assets on the Company’s Consolidated Balance Sheet and are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

Asset Retirement Obligations

In accordance with the Financial Accounting Standard Board’s (“FASB”) authoritative guidance on asset retirement obligations (“ARO”), the Company records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties, this is the period in which the well is drilled or acquired. The ARO represents the estimated amount the Company will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period and the capitalized costs are amortized using the unit-of-production method. The accretion expense is recorded as a component of depreciation, depletion and amortization in the Company’s Consolidated Statement of Operations.

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

Revenue Recognition

Oil and gas revenue from the Company’s interests in producing wells is recognized when the product is delivered, at which time the customer has taken title and assumed the risks and rewards of ownership, and collectability is reasonably assured. Substantially all of the Company’s production is sold to purchasers under short-term (less than twelve months) contracts at market-based prices. The sales prices for oil and natural gas are adjusted for transportation and other related deductions. These deductions are based on contractual or historical data and do not require significant judgment. Subsequently, these revenue deductions are adjusted to reflect actual charges based on third-party documents. Since there is a ready market for oil and natural gas, the Company sells the majority of its production soon after it is produced at various locations. As a result, the Company maintains a minimum amount of product inventory in storage.

Well services revenue is recognized when well completion services have been performed or related products have been delivered. OWS provides wells services and sells related products exclusively to OPNA. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in the Company’s Consolidated Statement of Operations.

Revenues and Production Taxes Payable

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

The Company operates in the exploration, development and production sector of the oil and gas industry. The Company’s receivables include amounts due from purchasers of its oil and natural gas production and amounts due from joint venture partners for their respective portions of operating expenses and exploration and development costs. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the oil or natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations over the long-term. A portion of our trade receivables are collateralized.

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

Risk Management

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2012, the Company utilized two-way and three-way collar options, swaps and put spreads to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production (see Note 4 — Derivative Instruments).

The Company records all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at their estimated fair value. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. Realized gains and losses from the settlement of commodity derivative instruments and unrealized gains and losses from valuation changes in the remaining unsettled commodity derivative instruments are reported in the other income (expense) section of the Company’s Consolidated Statement of Operations. Unrealized gains are included in current and noncurrent assets and unrealized losses are included in current and noncurrent liabilities on the Consolidated Balance Sheet, respectively. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in the Company’s Consolidated Statement of Cash Flows.

Derivative financial instruments that hedge the price of oil are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has derivatives in place with six counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from its counterparties. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.

The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Company’s revolving credit facility (see Note 7— Long-Term Debt). As of December 31, 2012, the Company had limitations under its revolving credit facility, including a provision limiting the total amount of production that may be hedged by the Company to 110% of Current Production (as defined in the revolving credit facility) for the period from 1 to 12 months, 100% of Current Production for the period from 13 to 24 months, 75% of Current Production for the period from 25 to 36 months, and 50% of Current Production for the period from 37 to 60 months after the date of each derivative. As of December 31, 2012, the Company was in compliance with these limitations.

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

Stock-Based Compensation

Restricted Stock Awards

The Company has granted restricted stock awards to employees and directors under its 2010 Long-Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. As of December 31, 2012, the Company assumed no annual forfeiture rate because of the Company’s limited forfeiture history for this type of award. Stock-based compensation expense recorded for restricted stock awards is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

Any excess tax benefit arising from the Company’s stock-based compensation plan is recognized as a credit to additional paid-in-capital when realized and is calculated as the amount by which the tax deduction received exceeds the deferred tax asset associated with the recorded stock-based compensation expense. As of December 31, 2012, the excess tax deduction related to stock-based compensation was $2.7 million. Since the Company is in a net operating loss position for tax purposes, none of the excess tax deduction was reflected in additional paid-in-capital. Pursuant to GAAP, the Company’s deferred tax asset related to net operating loss carryforward is net of the unrealized tax benefit from stock-based compensation.

Performance Share Units

The Company recognizes compensation expense for its performance share units (“PSUs”) granted to its officers under its 2010 Long-Term Incentive Plan. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the performance period, which is generally the vesting period. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment. Any change in inputs or number of inputs to this calculation could impact the valuation and thus the stock-based compensation expense recognized. Stock-based compensation expense recorded for PSUs is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.

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

The Company applies significant judgment in evaluating its tax positions and estimating its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from the Company’s estimates, which could impact its financial position, results of operations and cash flows.

The Company also accounts for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any uncertain tax positions outstanding and, as such, did not record a liability for the years ended December 31, 2012 and 2011.

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

Recent Accounting Pronouncements

Intangible Assets

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 is effective for interim and annual reporting periods beginning after September 15, 2012. The Company has adopted this new guidance, which did not have any impact on its financial position, cash flows or results of operations.

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

	At fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$66,387	$—	$—	$66,387
Commodity derivative instruments (see Note 4)	—	23,997	—	23,997

Total assets	$66,387	$23,997	$—	$90,384

Liabilities:
Commodity derivative instruments (see Note 4)	$—	$1,428	$—	$1,428

Total liabilities	$—	$1,428	$—	$1,428

	At fair value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$250,419	$—	$—	$250,419
Commodity derivative instruments (see Note 4)	—	—	4,362	4,362

Total assets	$250,419	$—	$4,362	$254,781

Liabilities:
Commodity derivative instruments (see Note 4)	$—	$—	$9,412	$9,412

Total liabilities	$—	$—	$9,412	$9,412

The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Consolidated Balance Sheet at December 31, 2012 and 2011. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Level 2 and Level 3 instruments presented in the tables above consist of oil collars, swaps and puts. The fair values of the Company’s oil collars, swaps and puts are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using an options pricing model similar to Black-Scholes. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The determination of the fair values also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculated the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded a downward adjustment to the fair value of its net derivative asset in the amount of $29 thousand at December 31, 2012 and a downward adjustment to the fair value of its net derivative liability in the amount of $0.3 million at December 31, 2011.

The Company has adopted the FASB’s authoritative guidance amending certain accounting and disclosure requirements related to fair value measurements. The guidance clarifies and modifies some fair value measurement principles under GAAP, including a change in the valuation premise and the application of premiums and discounts, and contains some new disclosure requirements. The guidance had no impact on the Company’s financial position, cash flows or results of operations for the year ended December 31, 2012.

The following table presents a reconciliation of the changes in fair value of the derivative instruments classified as Level 3 in the fair value hierarchy for the years presented.

	2012	2011	2010
	(In thousands)
Balance as of January 1	$(5,050)	$(10,486)	$(2,953)
Total gains or (losses) (realized or unrealized):
Included in earnings	—	1,595	(7,653)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	3,841	120
Transfers in and out of Level 3 (1)	5,050	—	—

Balance as of December 31	$—	$(5,050)	$(10,486)

Change in unrealized gains (losses) included in earnings relating to derivatives still held at December 31	$—	$5,436	$(7,533)

(1)	During the year ended December 31, 2012, the inputs used to value the Company’s commodity derivative instruments were directly or indirectly observable and those contracts were transferred to Level 2.

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At December 31, 2012, the Company’s cash equivalents and short-term investments were all Level 1 assets. The carrying amount of the Company’s long-term debt (senior unsecured notes due 2019, 2021 and 2023 – see Note 7) reported in the Consolidated Balance Sheet at December 31, 2012 is $1,200.0 million with a fair value of $1,284.0 million. The Company’s senior unsecured notes are publicly traded and therefore categorized as a Level 1 liability.

Nonfinancial Assets and Liabilities

Asset retirement obligations. The carrying amount of the Company’s ARO in the Consolidated Balance Sheet at December 31, 2012 is $23.2 million (see Note 8 – Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the year ended December 31, 2012, 2011 or 2010.

4. Derivative Instruments

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2012, the Company utilized two-way and three-way collar options, swaps, and put spreads to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be NYMEX West Texas Intermediate (“WTI”) crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A put spread is a combination of a purchased put and a sold put, and in this case does not include a sold call, allowing the volumes under this contract to have no established maximum price (ceiling). A swap is a sold call and a purchased put established at the same price (both ceiling and floor).

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

As of December 31, 2012, the Company had the following outstanding commodity derivative contracts, all of which settle monthly based on the WTI crude oil index price:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil (Barrels)	Average Swap Price	Average Sub- Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
							(In thousands)
2013	Two-way collar	2,116,000			$87.05	$98.78	$56
2013	Three-way collar	2,357,420		$65.96	$92.16	$111.26	8,603
2013	Put Spreads	1,717,080		$70.71	$91.24		7,567
2013	Swaps	1,033,000	$94.76				1,742
2014	Two-way collar	170,500			$86.82	$97.75	(69)
2014	Three-way collar	2,361,030		$70.38	$90.90	$106.88	3,453
2014	Put Spreads	150,970		$71.03	$91.03		889
2014	Swaps	93,000	$94.76				154
2015	Three-way collar	201,500		$70.77	$90.77	$106.48	174

							$22,569

The following table summarizes the location and fair value of all outstanding commodity derivative contracts recorded in the Consolidated Balance Sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value December 31,
Instrument Type	Balance Sheet Location	2012	2011
		(In thousands)
Crude oil collar	Derivative instruments — current assets	$19,016	$—
Crude oil collar	Derivative instruments — non-current assets	4,981	4,362
Crude oil collar	Derivative instruments — current liabilities	(1,048)	(5,907)
Crude oil collar	Derivative instruments — non-current liabilities	(380)	(3,505)

Total derivative instruments		$22,569	$(5,050)

The following table summarizes the location and amounts of realized and unrealized gains and losses from the Company’s commodity derivative contracts for the periods presented:

		December 31,
	Statement of Operations Location	2012	2011	2010
		(In thousands)
Change in unrealized gain (loss) on derivative instruments	Net gain (loss) on derivative instruments	$27,619	$5,436	$(7,533)
Realized gain (loss) on derivative instruments	Net gain (loss) on derivative instruments	6,545	(3,841)	(120)

Total net gain (loss) on derivative instruments		$34,164	$1,595	$(7,653)

5. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2012	2011
	(In thousands)
Proved oil and gas properties	$2,271,711	$1,152,532
Less: Accumulated depreciation, depletion, amortization and impairment	(383,564)	(174,948)

Proved oil and gas properties, net	1,888,147	977,584
Unproved oil and gas properties	76,417	82,825
Other property and equipment	49,732	20,859
Less: Accumulated depreciation	(7,696)	(1,313)

Other property and equipment, net	42,036	19,546

Total property, plant and equipment, net	$2,006,600	$1,079,955

Included in the Company’s proved oil and gas properties are asset retirement costs of $20.7 million and $11.4 million at December 31, 2012 and 2011, respectively.

Asset impairments. As discussed in Note 2, as a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $3.6 million for each of the years ended December 31, 2012 and 2011 and $12.0 million for the year ended December 31, 2010. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2012, 2011, and 2010.

Acquisitions. During the fourth quarter of 2010, the Company acquired approximately 16,700 net acres of land in Roosevelt County, Montana and approximately 10,000 net leasehold acres primarily located in Richland County, Montana for $52.3 million and $30.1 million, respectively. This acreage is part of the West Williston project area. Based on the FASB’s authoritative guidance, neither acquisition qualified as a business combination. The Company did not have any significant asset acquisitions for the years ended December 31, 2012 and 2011.

6. Accrued Liabilities

The Company’s accrued liabilities consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued capital costs	$167,246	$106,405
Accrued lease operating expenses	9,786	7,794
Accrued general and administrative expenses	7,703	3,397
Other accrued liabilities	5,128	2,096

Total accrued liabilities	$189,863	$119,692

In addition, the Company had revenue suspense of $30.0 million, production taxes payable of $11.6 million and royalties payable of $27.8 million included in revenues and production taxes payable on the Consolidated Balance Sheet for the year ended December 31, 2012. For the year ended December 31, 2011, the Company had revenue suspense of $9.5 million, production taxes payable of $5.7 million and royalties payable of $3.2 million included in revenues and production taxes payable on the Consolidated Balance Sheet.

7. Long-Term Debt

Senior unsecured notes. On July 2, 2012, the Company issued $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”). During 2011, the Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”) and $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”, and together with the 2023 Notes and the 2019 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The issuance of these Notes resulted in aggregate net proceeds to the Company of approximately $1,175.8 million, including $392.4 million on July 2, 2012 for the 2023 Notes and $783.4 during the year ended December 31, 2011 for the 2019 Notes and the 2021 Notes. The Company has used the proceeds from the Notes to fund its exploration, development and acquisition program and for general corporate purposes. The Notes are guaranteed on a senior unsecured basis by the Company’s material subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

•	in connection with any sale or other disposition of all or substantially all of the assets of that Guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a restricted subsidiary of the Company;

•	in connection with any sale or other disposition of the capital stock of that Guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a restricted subsidiary of the Company, such that, immediately after giving effect to such transaction, such Guarantor would no longer constitute a subsidiary of the Company;

•	if the Company designates any restricted subsidiary that is a Guarantor to be an unrestricted subsidiary in accordance with the indenture;

•	upon legal defeasance or satisfaction and discharge of the indenture; or

•	upon the liquidation or dissolution of a Guarantor, provided no event of default occurs under the indentures as a result thereof.

The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively the “Indentures”), among the Company, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these options is immaterial at December 31, 2012 and 2011.

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

Senior secured revolving line of credit. OP LLC, as parent, and OPNA, as borrower, entered into a credit agreement dated June 22, 2007 (as amended and restated, the “Amended Credit Facility”). The Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. On April 3, 2012, the Company entered into its sixth amendment to its Amended Credit Facility (the “Sixth Amendment”). In connection with this amendment, the semi-annual redetermination of the borrowing base was completed on April 3, 2012, which resulted in the borrowing base of the Amended Credit Facility increasing from $350 million to $500 million. The Sixth Amendment added two new lenders to the bank group. Effective April 20, 2012, the Company executed an agreement consenting to the resignation of BNP Paribas as the administrative agent and a lender under the Amended Credit Facility. Wells Fargo was appointed successor administrative agent and assumed the credit commitment of BNP Paribas. BNP Paribas remains as a counterparty for the Company’s commodity derivative instruments. On June 25, 2012, the Company’s lenders waived the mandatory reduction of the Company’s borrowing base that otherwise would have occurred as a result of the Company’s issuance of the 2023 Notes in July 2012. On October 2, 2012, the Company entered into its seventh amendment to its Amended Credit Facility (the “Seventh Amendment”). In connection with this amendment, the semi-annual redetermination of the Company’s borrowing base was completed on October 2, 2012, which resulted in an increase to the borrowing base of its Amended Credit Facility from $500 million to $750 million. However, the Company elected to have the lenders’ aggregate commitment remain at $500 million. The Seventh Amendment provides that the Company may increase its aggregate commitment from $500 million to $750 million by increasing the commitment of one or more lender(s). The Seventh Amendment also added a requirement that the Company maintain a ratio of consolidated EBITDAX (as defined in the Amended Credit Facility) to consolidated Interest Expense (as defined in the Amended Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter. This covenant replaced the Total Net Debt (as defined in the Amended Credit Facility) to consolidated EBITDAX ratio covenant. All other terms and conditions of the Amended Credit Facility remained the same, including the October 6, 2016 maturity date and the $1 billion senior secured revolving line of credit.

Borrowings under the Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of December 31, 2012, any outstanding LIBOR and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

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

On a quarterly basis, the Company also pays a 0.375% (as of December 31, 2012) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.

As of December 31, 2012, the Amended Credit Facility contained covenants that included, among others:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against making dividends, distributions and redemptions, subject to permitted exceptions;

•	a prohibition against making investments, loans and advances, subject to permitted exceptions;

•	restrictions on creating liens and leases on the assets of the Company and its subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates or change of principal business;

•	a provision limiting oil and natural gas derivative financial instruments;

•	a requirement that the Company maintain a ratio of consolidated EBITDAX to consolidated Interest Expense of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter; and

•	a requirement that the Company maintain a Current Ratio (as defined in the Amended Credit Facility) of consolidated current assets (with exclusions as described in the Amended Credit Facility) to consolidated current liabilities (with exclusions as described in the Amended Credit Facility) of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

The Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable.

As of December 31, 2012, the Company had no borrowings and $2.2 million of outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $497.8 million. The Company was in compliance with the financial covenants of the Amended Credit Facility as of December 31, 2012.

Deferred financing costs. As of December 31, 2012, the Company had $23.5 million of deferred financing costs related to the Amended Credit Facility and the senior unsecured notes. The deferred financing costs are included in deferred costs and other assets on the Company’s Consolidated Balance Sheet at December 31, 2012 and are being amortized over the respective terms of the Amended Credit Facility and the senior unsecured notes. The amortization of these deferred financing costs is included in interest expense on the Company’s Consolidated Statement of Operations.

8. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Asset retirement obligation — beginning of period	$13,075	$7,640
Liabilities incurred during period	7,585	4,100
Liabilities settled during period	(71)	(369)
Accretion expense during period	872	590
Revisions to estimates	1,773	1,114

Asset retirement obligation — end of period	$23,234	$13,075

9. Stock-Based Compensation

Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its 2010 Long-Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. As of December 31, 2012, the Company assumed no annual forfeiture rate because of the Company’s limited forfeiture history for this type of award.

The following table summarizes information related to restricted stock held by the Company’s employees and directors at December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding at December 31, 2010	240,345	$16.16
Granted	248,228	30.99
Vested	(92,115)	16.24
Forfeited	(5,180)	27.40

Non-vested shares outstanding at December 31, 2011	391,278	$25.40
Granted	753,285	29.66
Vested	(396,073)	26.04
Forfeited	(48,066)	31.15

Non-vested shares outstanding at December 31, 2012	700,424	$29.22

Stock-based compensation expense recorded for restricted stock awards for the years ended December 31, 2012, 2011, and 2010 was approximately $10.2 million, $3.7 million and $1.2 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. Unrecognized expense as of December 31, 2012 for all outstanding restricted stock awards was $17.2 million and will be recognized over a weighted average period of 2.2 years. The fair value of awards vested for the year ended December 31, 2012 was $11.7 million.

Performance share units. On July 30, 2012, the Company’s Board of Directors approved grants of PSUs to officers of the Company pursuant to the Company’s 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock.

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

The following table summarizes information related to PSUs held by the Company’s officers at December 31, 2012:

	Initial Unit Awards	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2011	—	$—
Granted	155,220	26.22
Vested	—	—
Forfeited	—	—

Non-vested PSUs at December 31, 2012	155,220	$26.22

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

The following assumptions were used for the Monte Carlo model to value the stock-based compensation expense of the PSUs granted during 2012:

2012 PSUs
Forecast period (years)	4.01
Risk-free rate	0.46%
Oasis volatility	51.00%

Stock-based compensation expense recorded for these PSUs for the year ended December 31, 2012 was $0.4 million and is included in general and administrative expenses on the Consolidated Statement of Operations. Unrecognized expense as of December 31, 2012 for all outstanding PSUs was $3.6 million and will be recognized over a remaining period of 3.6 years. No stock-based compensation expense was recorded for the years ended December 31, 2011 and 2010 related to the PSUs as the Company had not issued PSUs prior to July 2012.

Class C common unit interests. In March 2010, the Company recorded a $5.2 million stock-based compensation charge associated with OP Management’s grant of 1.0 million Class C common unit interests (“C Units”) to certain employees of the Company. The C Units were granted on March 24, 2010 to individuals who were employed by the Company as of February 1, 2010, and who were not executive officers or key employees with an existing capital investment in OP Management (“Oasis Petroleum Management LLC Capital Members”). All of the C Units vested immediately on the grant date, and based on the characteristics of the C Units awarded to employees, the Company concluded that the C Units represented an equity-type award and accounted for the value of this award as if it had been awarded by the Company.

The C Units were membership interests in OP Management and not direct interests in the Company. The C Units were non-transferable and had no voting power. As of December 31, 2010, OP Management had distributed substantially all cash or requisite common stock to its members based on membership interests and distribution percentages. OP Management was dissolved in 2011.

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

The Company used a probability weighted expected return method to evaluate the potential return and associated fair value allocable to the C Unit shareholders using selected hypothetical future outcomes (continuing operations, private sale of the Company, and an IPO). Approximately 95% of the fair value allocated to the C Unit shareholders came from the IPO scenario. The IPO fair value of the C Units awarded to the Company’s employees was estimated on the date of the grant using a Black-Scholes option-pricing model with the assumptions described below.

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

Stock-based compensation expense recorded for the C Units and discretionary stock awards for the year ended December 31, 2010 was $8.7 million. As the awards vested immediately, there was no unrecognized stock-based compensation expense as of December 31, 2012 related to these awards. No stock-based compensation expense was recorded for the years ended December 31, 2012 and 2011 related to the C Units or discretionary shares.

10. Income Taxes

The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$—	$—	$—
State	7	—	—

	7	—	—
Deferred:
Federal	$82,841	$42,809	$38,153
State	9,638	3,980	4,809

	92,479	46,789	42,962

Total income tax expense	$92,486	$46,789	$42,962

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

In 2012 and 2011, the Company’s effective tax rate differs from the federal statutory rate of 35% primarily due to state income taxes. In 2010, the Company recorded an estimated net deferred tax expense of $35.6 million to recognize a deferred tax liability for the initial book and tax basis differences. The Company’s 2010 effective tax rate differs from the federal statutory rate of 35% due to the initial deferred tax expense and certain non-deductible IPO-related costs that occurred in 2010 coupled with state income taxes and non-deductible stock-based compensation expenses.

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate for the years ended December 31, 2012, 2011 and 2010, respectively, is set forth below:

	Year Ended December 31,
	2012		2011		2010
	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	35.00%	$86,056	35.00%	$44,163	35.00%	$4,644
State income taxes, net of federal income tax benefit	2.47%	6,068	2.38%	3,004	2.75%	364
Pass-through loss prior to IPO not subject to federal tax	—	—	—	—	3.85%	511
Initial deferred tax expense	—	—	—	—	268.43%	35,612
Non-deductible stock-based compensation	—	—	—	—	10.08%	1,338
Non-deductible IPO costs and other	0.15%	362	(0.30%)	(378)	3.72%	493

Annual effective tax expense	37.62%	$92,486	37.08%	$46,789	323.83%	$42,962

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011, respectively, were as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Net operating loss carryforward	$13,926	$13,110
Bonus and stock-based compensation	3,571	2,321
Derivative instruments	—	1,888

Total deferred tax assets	17,497	17,319
Deferred tax liabilities
Oil and natural gas properties	191,271	107,069
Derivative instruments	8,455	—

Total deferred tax liabilities	199,726	107,069

Total net deferred tax liability	$182,229	$89,750

The Company generated a federal net operating tax loss of $7.7 million for the year ended December 31, 2012, and paid $7 thousand of current income taxes. The net operating loss carryforwards consist of $39.9 million of federal net operating loss carryforwards, which expire between 2030 and 2032 and $25.6 million of state net operating loss carryforwards, which expire between 2017 and 2032. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Management believes that the Company’s taxable temporary differences and future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.

Pursuant to authoritative guidance, the Company’s $13.9 million deferred tax asset related to net operating loss carryforwards is net of $1.0 million of unrealized excess tax benefits related to $2.7 million of stock-based compensation that has not yet been realized.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2012, the Company had no unrecognized tax benefits. With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in the Consolidated Statement of Operations. The Company files income tax returns in the U.S. federal jurisdiction and in North Dakota, Montana and Texas. The Company’s income tax returns have not been audited by the IRS or any state jurisdiction. Its statute of limitation for the year ended December 31, 2012 will expire in 2016. The Company’s earliest open year in its key jurisdictions is 2010 for both the U.S. federal jurisdiction and various U.S. states.

The current portion of the Company’s net deferred taxes was a liability of $4.6 million at December 31, 2012 and an asset of $3.2 million at December 31, 2011.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of non-vested restricted shares outstanding during the periods presented, unless their effect is anti-dilutive.

The Company’s loss per share for the year ended December 31, 2010 was restated to correct the net loss attributable to common stockholders from $29.7 million to $28.1 million and to correct the basic and diluted weighted average common shares outstanding from 48.4 million to 92.0 million shares, which collectively decreased the net loss from $0.61 per share to $0.31 per share. The loss per share calculation was incorrectly calculated by dividing net loss attributable to common stockholders for the full year ended December 31, 2010 by the weighted average shares outstanding for such period, rather than by dividing net loss attributable to common stockholders for the period from June 22, 2010, the closing date of the Company’s IPO and related corporate reorganization, to December 31, 2010 by the number of weighted average shares outstanding for such period.

The following table reconciles net loss for the year ended December 31, 2010 to net loss attributable to common stockholders for the period:

Year Ended December 31, 2010
(In thousands)
Net loss	$(29,695)
Pre-IPO net loss	(1,614)

Net loss attributable to common stockholders	$(28,081)

The following table reflects net loss attributable to common stockholders, weighted average shares outstanding and loss per share for the year ended December 31, 2010 as previously reported and as restated:

	Year Ended December 31, 2010
	Previously Reported	As Restated
	(In thousands, except per share amount)
Net loss attributable to common stockholders	$(29,695)	$(28,081)
Weighted average shares outstanding	48,395	92,000
Loss per share	$(0.61)	$(0.31)

The following is a calculation of the basic and diluted weighted average shares outstanding for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Basic weighted average common shares outstanding(1)	92,180	92,056	92,000
Dilution effect of stock awards at end of period(2)	333	185	—

Diluted weighted average common shares outstanding	92,513	92,241	92,000

Anti-dilutive stock-based compensation awards	465	160	227

(1)	The basic weighted average shares outstanding calculation for the year ended December 31, 2010 is based on the actual days in which the shares were outstanding for the period from June 22, 2010, the closing date of the Company’s IPO, to December 31, 2010.
(2)	Because the Company reported a net loss for the year ended December 31, 2010, no unvested stock awards were included in computing loss per share for the year ended December 31, 2010 because the effect was anti-dilutive.

12. Business Segment Information

During 2012, the Company began its well services business segment, OWS, to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services and related product sales. The revenues and expenses related to work performed by OWS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to other working interest owners are included in the Company’s Consolidated Statement of Operations. Prior to 2012, the Company only operated its exploration and production segment. The exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services provided by OPM. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. These segments represent the Company’s two current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization. Summarized financial information concerning the Company’s segments is shown in the following table:

	Exploration and Production	Well Services	Consolidated
	(In thousands)
Year Ended December 31,2012
Revenues	$670,491	$82,481	$752,972
Inter-segment revenues	—	(66,304)	(66,304)

Total revenues	670,491	16,177	686,668

Operating income	276,740	253	276,993
Other income (expense)	(31,120)	1	(31,119)
Income before income taxes	245,620	254	245,874
Total assets	2,475,820	52,974	2,528,794
Capital expenditures (1)	1,132,895	15,679	1,148,574
Depreciation, depletion and amortization	206,127	607	206,734

(1)	Capital expenditures reflected in the table above differ from the amounts shown in the Consolidated Statement of Cash Flows because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis.

13. Significant Concentrations

Major customers. Purchasers that accounted for more than 10% of the Company’s total sales for the periods presented are as follows:

	Year Ended December 31,
	2012	2011	2010
Musket Corporation	10%	N/A	N/A
Texon L.P.	N/A	18%	19%
Plains All American Pipeline L.P.	N/A	16%	28%
Enserco Energy Inc.	N/A	15%	N/A
Whiting Petroleum Corporation	N/A	N/A	11%

N/A	Not applicable as the sales to these purchasers did not account for more than 10% of the Company’s total sales for such respective periods.

Total sales are related to the exploration and production segment, as OWS has exclusively provided well services to OPNA, and its external revenues relate to the other working interest owners in OPNA’s wells. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2012, 2011 and 2010. Management believes that the loss of any of these purchasers would not have a material adverse effect on the Company’s operations, as there are a number of alternative oil and natural gas purchasers in the Company’s producing regions.

Substantially all of the Company’s accounts receivable result from sales of oil and natural gas as well as joint interest billings (“JIB”) to third-party companies who have working interest payment obligations in projects completed by the Company. No third-party company accounted for more than 10% of the Company’s total JIB receivables balance at December 31, 2012. Northern Oil & Gas Inc. and Hess Corporation accounted for approximately 16% and 14%, respectively, of the Company’s JIB receivables balance at December 31, 2011.

This concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions.

14. Commitments and Contingencies

Lease obligations. The Company has operating leases for office space and other property and equipment. The Company incurred rental expense of $1.5 million, $0.8 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum annual rental commitments under non-cancelable leases at December 31, 2012 are as follows:

(In thousands)
2013	$2,824
2014	2,848
2015	2,864
2016	2,900
2017	2,170
Thereafter	—

$13,606

Drilling contracts. As of December 31, 2012, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be obligated to pay approximately $43.7 million as of December 31, 2012 for the days remaining through the end of the primary terms of the contracts.

Volume commitment agreements. As of December 31, 2012, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 22.4 MMBbl and 14.8 Bcf from its Williston Basin project areas within a specified timeframe. Future obligations under these agreements are approximately $70.5 million as of December 31, 2012.

Litigation. The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. The Company believes all such matters are without merit or involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

15. Subsequent Events

Derivative instruments. In January 2013, the Company entered into new swaps and three-way costless collar options, all of which settle monthly based on the WTI crude oil index price, for a total notional amount of 334,000 barrels in 2013, 699,000 barrels in 2014 and 62,000 in 2015. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

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

Consolidating Balance Sheet

(In thousands, except share data)

	December 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$133,797	$79,650	$—	$213,447
Short-term investments	25,891	—	—	25,891
Accounts receivable – oil and gas revenues	—	110,341	—	110,341
Accounts receivable – joint interest partners	—	99,194	—	99,194
Accounts receivable – affiliates	310	5,845	(6,155)	—
Inventory	—	20,707	—	20,707
Prepaid expenses	313	1,457	—	1,770
Advances to joint interest partners	—	1,985	—	1,985
Derivative instruments	—	19,016	—	19,016
Other current assets	235	100	—	335

Total current assets	160,546	338,295	(6,155)	492,686

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	2,348,128	—	2,348,128
Other property and equipment	—	49,732	—	49,732
Less: accumulated depreciation, depletion, amortization and impairment	—	(391,260)	—	(391,260)

Total property, plant and equipment, net	—	2,006,600	—	2,006,600

Investments in and advances to subsidiaries	1,807,010	—	(1,807,010)	—
Derivative instruments	—	4,981	—	4,981
Deferred income taxes	42,746	—	(42,746)	—
Deferred costs and other assets	20,748	3,779	—	24,527

Total assets	$2,031,050	$2,353,655	$(1,855,911)	$2,528,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9	$12,482	$—	$12,491
Accounts payable – affiliates	5,845	310	(6,155)	—
Advances from joint interest partners	—	21,176	—	21,176
Revenues and production taxes payable	—	71,553	—	71,553
Accrued liabilities	100	189,763	—	189,863
Accrued interest payable	30,091	5	—	30,096
Derivative instruments	—	1,048	—	1,048
Deferred income taxes	—	4,558	—	4,558

Total current liabilities	36,045	300,895	(6,155)	330,785

Long-term debt	1,200,000	—	—	1,200,000
Asset retirement obligations	—	22,956	—	22,956
Derivative instruments	—	380	—	380
Deferred income taxes	—	220,417	(42,746)	177,671
Other liabilities	—	1,997	—	1,997

Total liabilities	1,236,045	546,645	(48,901)	1,733,789

Stockholders’ equity
Capital contributions from affiliates	—	1,586,780	(1,586,780)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,432,712 issued and 93,303,298 outstanding	925	—	—	925
Treasury stock, at cost; 129,414 shares	(3,796)	—	—	(3,796)
Additional paid-in-capital	657,943	8,743	(8,743)	657,943
Retained earnings	139,933	211,487	(211,487)	139,933

Total stockholders’ equity	795,005	1,807,010	(1,807,010)	795,005

Total liabilities and stockholders’ equity	$2,031,050	$2,353,655	$(1,855,911)	$2,528,794

Consolidating Balance Sheet

(In thousands, except share data)

	December 31, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$443,482	$27,390	$—	$470,872
Short-term investments	19,994	—	—	19,994
Accounts receivable – oil and gas revenues	—	52,164	—	52,164
Accounts receivable – joint interest partners	—	67,268	—	67,268
Accounts receivable – affiliates	88	1,540	(1,628)	—
Inventory	—	3,543	—	3,543
Prepaid expenses	309	1,831	—	2,140
Advances to joint interest partners	—	3,935	—	3,935
Deferred income taxes	—	3,233	—	3,233
Other current assets	18	473	—	491

Total current assets	463,891	161,377	(1,628)	623,640

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	1,235,357	—	1,235,357
Other property and equipment	—	20,859	—	20,859
Less: accumulated depreciation, depletion, amortization and impairment	—	(176,261)	—	(176,261)

Total property, plant and equipment, net	—	1,079,955	—	1,079,955

Investments in and advances to subsidiaries	958,880	—	(958,880)	—
Derivative instruments	—	4,362	—	4,362
Deferred income taxes	13,158	—	(13,158)	—
Deferred costs and other assets	15,742	3,683	—	19,425

Total assets	$1,451,671	$1,249,377	$(973,666)	$1,727,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23	$12,184	$—	$12,207
Accounts payable - affiliates	1,540	88	(1,628)	—
Advances from joint interest partners	—	9,064	—	9,064
Revenues and production taxes payable	—	19,468	—	19,468
Accrued liabilities	103	119,589	—	119,692
Accrued interest payable	15,767	7	—	15,774
Derivative instruments	—	5,907	—	5,907
Other current liabilities	—	472	—	472

Total current liabilities	17,433	166,779	(1,628)	182,584

Long-term debt	800,000	—	—	800,000
Asset retirement obligations	—	13,075	—	13,075
Derivative instruments	—	3,505	—	3,505
Deferred income taxes	—	106,141	(13,158)	92,983
Other liabilities	—	997	—	997

Total liabilities	817,433	290,497	(14,786)	1,093,144

Stockholders’ equity
Capital contributions from affiliates	—	941,575	(941,575)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,483,393 issued and 92,460,914 outstanding	921	—	—	921
Treasury stock, at cost; 22,479 shares	(602)	—	—	(602)
Additional paid-in-capital	647,374	8,743	(8,743)	647,374
Retained earnings (deficit)	(13,455)	8,562	(8,562)	(13,455)

Total stockholders’ equity	634,238	958,880	(958,880)	634,238

Total liabilities and stockholders’ equity	$1,451,671	$1,249,377	$(973,666)	$1,727,382

Consolidating Statement of Operations

(In thousands)

	Years Ended December 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$670,491	$—	$670,491
Well services revenues	—	16,177	—	16,177

Total revenues	—	686,668	—	686,668

Expenses
Lease operating expenses	—	54,924	—	54,924
Well services operating expense	—	11,774	—	11,774
Marketing, transportation and gathering expenses	—	9,257	—	9,257
Production taxes	—	62,965	—	62,965
Depreciation, depletion and amortization	—	206,734	—	206,734
Exploration expenses	—	3,250	—	3,250
Impairment of oil and gas properties	—	3,581	—	3,581
Loss on sale of properties	—	—	—	—
General and administrative expenses	12,591	44,599	—	57,190

Total expenses	12,591	397,084	—	409,675

Operating income (loss)	(12,591)	289,584	—	276,993

Other income (expense)
Equity in earnings of subsidiaries	202,924	—	(202,924)	—
Net gain on derivative instruments	—	34,164	—	34,164
Interest expense	(67,651)	(2,492)	—	(70,143)
Other income (expense)	1,118	3,742	—	4,860

Total other income (expense)	136,391	35,414	(202,924)	(31,119)

Income before income taxes	123,800	324,998	(202,924)	245,874
Income tax benefit (expense)	29,588	(122,074)	—	(92,486)

Net income	$153,388	$202,924	$(202,924)	$153,388

Consolidating Statement of Operations

(In thousands)

	Years Ended December 31, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Oil and gas revenues	$—	$330,422	$—	$330,422
Expenses
Lease operating expenses	—	32,707	—	32,707
Marketing, transportation and gathering expenses	—	1,365	—	1,365
Production taxes	—	33,865	—	33,865
Depreciation, depletion and amortization	—	74,981	—	74,981
Exploration expenses	—	1,685	—	1,685
Impairment of oil and gas properties	—	3,610	—	3,610
Loss on sale of properties	—	207	—	207
General and administrative expenses	5,505	23,930	—	29,435

Total expenses	5,505	172,350	—	177,855

Operating income (loss)	(5,505)	158,072	—	152,567

Other income (expense)
Equity in earnings of subsidiaries	99,836	—	(99,836)	—
Net gain on derivative instruments	—	1,595	—	1,595
Interest expense	(28,310)	(1,308)	—	(29,618)
Other income (expense)	1,165	470	—	1,635

Total other income (expense)	72,691	757	(99,836)	(26,388)

Income before income taxes	67,186	158,829	(99,836)	126,179
Income tax benefit (expense)	12,204	(58,993)	—	(46,789)

Net income	$79,390	$99,836	$(99,836)	$79,390

Consolidating Statement of Operations

(In thousands)

	Year Ended December 31, 2010
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Oil and gas revenues	$—	$128,927	$—	$128,927
Expenses
Lease operating expenses	—	14,118	—	14,118
Marketing, transportation and gathering expenses	—	464	—	464
Production taxes	—	13,768	—	13,768
Depreciation, depletion and amortization	—	37,832	—	37,832
Exploration expenses	—	297	—	297
Impairment of oil and gas properties	—	11,967	—	11,967
Stock-based compensation expenses	—	8,743	—	8,743
General and administrative expenses	2,780	16,965	—	19,745

Total expenses	2,780	104,154	—	106,934

Operating income (loss)	(2,780)	24,773	—	21,993

Other income (expense)
Equity in earnings of subsidiaries	(28,124)	—	28,124	—
Net loss on derivative instruments	—	(7,653)	—	(7,653)
Interest expense	—	(1,357)	—	(1,357)
Other income (expense)	255	29	—	284

Total other income (expense)	(27,869)	(8,981)	28,124	(8,726)

Income (loss) before income taxes	(30,649)	15,792	28,124	13,267
Income tax benefit (expense)	954	(43,916)	—	(42,962)

Net loss	$(29,695)	$(28,124)	$28,124	$(29,695)

Consolidating Statement of Cash Flows

(In thousands)

	Year Ended December 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$153,388	$202,924	$(202,924)	$153,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(202,924)	—	202,924	—
Depreciation, depletion and amortization	—	206,734	—	206,734
Impairment of oil and gas properties	—	3,581	—	3,581
Deferred income taxes	(29,588)	122,067	—	92,479
Derivative instruments	—	(34,164)	—	(34,164)
Stock-based compensation expenses	10,219	114	—	10,333
Debt discount amortization and other	2,277	533	—	2,810
Working capital and other changes:
Change in accounts receivable	(222)	(94,106)	4,225	(90,103)
Change in inventory	—	(29,313)	—	(29,313)
Change in prepaid expenses	(4)	350	—	346
Change in other current assets	(217)	373	—	156
Change in other assets	25	(120)	—	(95)
Change in accounts payable and accrued liabilities	18,612	62,319	(4,225)	76,706
Change in other current liabilities	—	(472)	—	(472)

Net cash provided by (used in) operating activities	(48,434)	440,820	—	392,386

Cash flows from investing activities:
Capital expenditures	—	(1,053,315)	—	(1,053,315)
Derivative settlements	—	6,545	—	6,545
Purchases of short-term investments	(126,213)	—	—	(126,213)
Redemptions of short-term investments	120,316	—	—	120,316
Advances to joint interest partners	—	1,950	—	1,950
Advances from joint interest partners	—	12,112	—	12,112

Net cash used in investing activities	(5,897)	(1,032,708)	—	(1,038,605)

Cash flows from financing activities:
Proceeds from issuance of senior notes	400,000	—	—	400,000
Purchases of treasury stock	(3,194)	—	—	(3,194)
Debt issuance costs	(7,307)	(705)	—	(8,012)
Investment in / capital contributions from subsidiaries	(644,853)	644,853	—	—

Net cash provided by (used in) financing activities	(255,354)	644,148	—	388,794

Increase (decrease) in cash and cash equivalents	(309,685)	52,260	—	(257,425)
Cash and cash equivalents at beginning of period	443,482	27,390	—	470,872

Cash and cash equivalents at end of period	$133,797	$79,650	$—	$213,447

Consolidating Statement of Cash Flows

(In thousands)

	Year Ended December 31, 2011
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$79,390	$99,836	$(99,836)	$79,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(99,836)	—	99,836	—
Depreciation, depletion and amortization	—	74,981	—	74,981
Impairment of oil and gas properties	—	3,610	—	3,610
Loss on sale of properties	—	207	—	207
Deferred income taxes	(12,204)	58,993	—	46,789
Derivative instruments	—	(1,595)	—	(1,595)
Stock-based compensation expenses	3,656	—	—	3,656
Debt discount amortization and other	1,196	365	—	1,561
Working capital and other changes:
Change in accounts receivable	(88)	(66,134)	1,322	(64,900)
Change in inventory	—	(2,550)	—	(2,550)
Change in prepaid expenses	(73)	(1,527)	—	(1,600)
Change in other current assets	(18)	(473)	—	(491)
Change in other assets	(100)	(39)	—	(139)
Change in accounts payable and accrued liabilities	17,127	20,511	(1,322)	36,316
Change in other current liabilities	—	472	—	472
Change in other liabilities	—	317	—	317

Net cash provided by (used in) operating activities	(10,950)	186,974	—	176,024

Cash flows from investing activities:
Capital expenditures	—	(613,223)	—	(613,223)
Derivative settlements	—	(3,841)	—	(3,841)
Purchases of short-term investments	(184,907)	—	—	(184,907)
Redemptions of short-term investments	164,913	—	—	164,913
Advances to joint interest partners	—	(497)	—	(497)
Advances from joint interest partners	—	5,963	—	5,963
Proceeds from equipment and property sales	—	2,202	—	2,202

Net cash used in investing activities	(19,994)	(609,396)	—	(629,390)

Cash flows from financing activities:
Proceeds from issuance of senior notes	800,000	—	—	800,000
Purchases of treasury stock	(602)	—	—	(602)
Debt issuance costs	(16,838)	(1,842)	—	(18,680)
Investment in / capital contributions from subsidiaries	(428,074)	428,074	—	—

Net cash provided by financing activities	354,486	426,232	—	780,718

Increase in cash and cash equivalents	323,542	3,810	—	327,352
Cash and cash equivalents at beginning of period	119,940	23,580	—	143,520

Cash and cash equivalents at end of period	$443,482	$27,390	$—	$470,872

Consolidating Statement of Cash Flows

(In thousands)

	Year Ended December 31, 2010
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(29,695)	$(28,124)	$28,124	$(29,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	28,124	—	(28,124)	—
Depreciation, depletion and amortization	—	37,832	—	37,832
Impairment of oil and gas properties	—	11,967	—	11,967
Deferred income taxes	(954)	43,916	—	42,962
Derivative instruments	—	7,653	—	7,653
Stock-based compensation expenses	1,227	8,743	—	9,970
Debt discount amortization and other	—	470	—	470
Working capital and other changes:
Change in accounts receivable	—	(44,756)	306	(44,450)
Change in inventory	—	(498)	—	(498)
Change in prepaid expenses	(236)	(120)	—	(356)
Change in other assets	—	(164)	—	(164)
Change in accounts payable and accrued liabilities	306	13,917	(306)	13,917
Change in other liabilities	—	4	—	4

Net cash provided by (used in) operating activities	(1,228)	50,840	—	49,612

Cash flows from investing activities:
Capital expenditures	—	(226,544)	—	(226,544)
Acquisition of oil and gas properties	—	(86,393)	—	(86,393)
Derivative settlements	—	(120)	—	(120)
Advances to joint interest partners	—	1,010	—	1,010
Advances from joint interest partners	—	2,512	—	2,512

Net cash used in investing activities	—	(309,535)	—	(309,535)

Cash flows from financing activities:
Proceeds from sale of common stock	399,669	—	—	399,669
Proceeds from credit facility	—	72,000	—	72,000
Principal payments on credit facility	—	(107,000)	—	(107,000)
Debt issuance costs	—	(1,788)	—	(1,788)
Investment in / capital contributions from subsidiaries	(278,501)	278,501	—	—

Net cash provided by financing activities	121,168	241,713	—	362,881

Increase (decrease) in cash and cash equivalents	119,940	(16,982)	—	102,958
Cash and cash equivalents at beginning of period	—	40,562	—	40,562

Cash and cash equivalents at end of period	$119,940	$23,580	$—	$143,520

17. Supplemental Oil and Gas Disclosures

The supplemental data presented below reflects information for all of the Company’s oil and natural gas producing activities.

Capitalized Costs

The following table sets forth the capitalized costs related to the Company’s oil and natural gas producing activities at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Proved oil and gas properties	$2,271,711	$1,152,532
Less: Accumulated depreciation, depletion, amortization and impairment	(383,564)	(174,948)

Proved oil and gas properties, net	1,888,147	977,584
Unproved oil and gas properties	76,417	82,825

Total oil and gas properties, net	$1,964,564	$1,060,409

Pursuant to the FASB’s authoritative guidance on ARO, net capitalized costs include asset retirement costs of $20.7 million and $11.4 million at December 31, 2012 and 2011, respectively.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Acquisition costs:
Proved oil and gas properties	$3,159	$3,356	$20,259
Unproved oil and gas properties	34,098	15,197	81,624
Exploration costs	3,250	1,685	297
Development costs	1,074,441	618,737	243,758
Asset retirement costs	9,359	5,055	968

Total costs incurred	$1,124,307	$644,030	$346,906

Results of Operations for Oil and Natural Gas Producing Activities

Results of operations for oil and natural gas producing activities, which excludes straight-line depreciation, general and administrative expenses and interest expense, are presented below.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$670,491	$330,422	$128,927
Production costs	127,146	67,937	28,350
Depreciation, depletion and amortization	202,398	74,101	37,583
Exploration costs	3,250	1,685	297
Impairment of oil and gas properties	3,581	3,610	11,967
Loss on sale of properties	—	207	—
Income tax expenses	116,941	64,009	17,756

Results of operations for oil and gas producing activities	$217,175	$118,873	$32,974

18. Supplemental Oil and Gas Reserve Information — Unaudited

The reserve estimates at December 31, 2012, 2011 and 2010 presented in the table below are based on reports prepared by DeGolyer and MacNaughton, the Company’s independent reserve engineers, in accordance with the FASB’s authoritative guidance on oil and gas reserve estimation and disclosures. At December 31, 2012, 2011 and 2010, all of the Company’s oil and natural gas producing activities were conducted within the continental United States.

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

Estimated Quantities of Proved Oil and Natural Gas Reserves — Unaudited

The following table sets forth the Company’s estimated net proved, proved developed and proved undeveloped reserves at December 31, 2012, 2011 and 2010:

	Oil (MBbl)	Gas (MMcf)	MBoe
2010
Proved reserves
Beginning balance	12,421	5,270	13,299
Revisions of previous estimates	2,235	1,897	2,552
Extensions, discoveries and other additions	22,445	12,172	24,473
Sales of reserves in place	(122)	(5)	(123)
Purchases of reserves in place	1,363	696	1,479
Production	(1,792)	(651)	(1,900)

Net proved reserves at December 31, 2010	36,550	19,379	39,780

Proved developed reserves, December 31, 2010	15,650	8,208	17,018

Proved undeveloped reserves, December 31, 2010	20,900	11,171	22,762

2011
Proved reserves
Beginning balance	36,550	19,379	39,780
Revisions of previous estimates	(262)	(159)	(288)
Extensions, discoveries and other additions	36,464	40,220	43,168
Sales of reserves in place	(56)	(518)	(142)
Purchases of reserves in place	100	65	111
Production	(3,732)	(1,087)	(3,914)

Net proved reserves at December 31, 2011	69,064	57,900	78,715

Proved developed reserves, December 31, 2011	31,749	24,535	35,839

Proved undeveloped reserves, December 31, 2011	37,315	33,365	42,876

2012
Proved reserves
Beginning balance	69,064	57,900	78,715
Revisions of previous estimates	(567)	(8,495)	(1,983)
Extensions, discoveries and other additions	66,245	45,759	73,871
Sales of reserves in place	—	—	—
Purchases of reserves in place	881	512	966
Production	(7,533)	(4,146)	(8,224)

Net proved reserves at December 31, 2012	128,090	91,530	143,345

Proved developed reserves, December 31, 2012	62,602	44,695	70,051

Proved undeveloped reserves, December 31, 2012	65,488	46,835	73,294

Purchases of Reserves in Place

In 2012, the Company purchased 966 MBoe of estimated net proved reserves from properties acquired in Burke and Mountrail counties. The Company had no significant reserve purchases in 2011. Of the total 1,479 MBoe of estimated net proved reserves purchased in 2010, 715 MBoe were from the properties acquired in Roosevelt County, Montana in November 2010 and 764 MBoe were from the properties acquired in Richland County, Montana in December 2010.

Extensions, Discoveries and Other Additions

In 2012, the Company had a total of 73,871 MBoe of additions due to extensions and discoveries. An estimated 16,548 MBoe of these extensions and discoveries were associated with new producing wells at December 31, 2012, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 57,322 MBoe of proved undeveloped reserves were added across all three of the Company’s Williston Basin project areas associated with the Company’s 2012 operated and non-operated drilling program, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.

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

Sales of Reserves in Place

In 2012, the Company did not have any sales of reserves. In November 2011, the Company sold its remaining interests in non-core oil and gas producing properties located in the Barnett shale in Texas, which had minimal impact on the Company’s estimated net proved reserves. In December 2010, the Company traded interests in three non-operated properties as part of the Richland County, Montana acquisition. These properties produce from the Red River formation and had remaining estimated net proved reserves of 123 MBoe.

Revisions of Previous Estimates

In 2012, the Company had a net negative revision of 1,983 MBoe, or 2.5% of the beginning of the year estimated net proved reserves balance. The primary causes for this revision were negative well performances offset by working interest increases in the proved locations. Actual well results in portions of the Company’s acreage came in below the proved forecasts prepared in 2011. The proved forecasts for the 2012 reserve report have been adjusted to reflect these well performances. The working interest increases arose from acreage trades, non-participation by other interest owners and additional mineral leasing in the reserve locations. Operating costs and realized prices had an immaterial impact to the reserves balance.

In 2011, the Company had a net negative revision of 288 MBoe, or 0.72% of the beginning of the year estimated net proved reserves balance. This net negative revision was the result of several immaterial changes, including well performances, net revenue interest changes, operating costs and realized prices.

In 2010, the Company had net positive revisions of 2,552 MBoe. Approximately 29% of these revisions were due to the increase in oil prices from 2009 to 2010. The unweighted arithmetic average first-day-of-the-month prices for the twelve months prior were $79.40/Bbl for the year ended December 31, 2010 as compared to $61.04/Bbl for the year ended December 31, 2009. An estimated 29% of the increase was due to higher working interests in proved wells. The remaining 42% of these revisions were due to other changes, including the estimate of recoverable hydrocarbons from proved wells.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves — Unaudited

The Standardized Measure represents the present value of estimated future net cash flows from estimated net proved oil and natural gas reserves, less future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows. Production costs do not include depreciation, depletion and amortization of capitalized acquisition, exploration and development costs.

The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $94.68/Bbl for oil and $2.75/MMBtu for natural gas for the year ended December 31, 2012, $96.23/Bbl for oil and $4.12/MMBtu for natural gas for the year ended December 31, 2011 and $79.40/Bbl for oil and $4.38/MMBtu for natural gas for the year ended December 31, 2010. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net oil and natural gas reserves at December 31, 2012, 2011 and 2010.

	At December 31,
	2012	2011	2010
	(In thousands)
Future cash inflows	$11,321,992	$6,508,604	$2,620,530
Future production costs	(2,809,960)	(1,690,264)	(696,890)
Future development costs	(1,434,648)	(783,486)	(362,328)
Future income tax expense	(2,123,973)	(1,225,395)	(495,788)

Future net cash flows	4,953,411	2,809,459	1,065,524
10% annual discount for estimated timing of cash flows	(2,693,514)	(1,489,988)	(579,789)

Standardized measure of discounted future net cash flows	$2,259,897	$1,319,471	$485,735

The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved oil and natural gas reserves for the periods presented.

	2012	2011	2010
	(In thousands)
January 1,	$1,319,471	$485,735	$133,530
Net changes in prices and production costs	(7,814)	299,108	126,089
Net changes in future development costs	28,124	(38,244)	(9,767)
Sales of oil and natural gas, net	(542,515)	(262,485)	(100,577)
Extensions	1,358,479	989,697	426,824
Discoveries	—	—	—
Purchases of reserves in place	15,890	2,679	26,919
Sales of reserves in place	—	(2,499)	(1,720)
Revisions of previous quantity estimates	(47,957)	(5,058)	55,149
Previously estimated development costs incurred	480,925	146,847	32,729
Accretion of discount	190,370	69,782	13,353
Net change in income taxes	(400,196)	(372,146)	(212,085)
Changes in timing and other	(134,880)	6,055	(4,709)

December 31,	$2,259,897	$1,319,471	$485,735

19. Quarterly Financial Data — Unaudited

The Company’s results of operations by quarter for the years ended December 31, 2012 and 2011 are as follows:

	For the Year Ended December 31, 2012:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$138,566	$149,063	$184,710	$214,327
Operating income	58,152	60,184	72,038	86,619
Net income	16,442	76,041	18,314	42,591

	For the Year Ended December 31, 2011:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$58,744	$67,206	$87,596	$116,876
Operating income	25,544	32,414	40,273	54,336
Net income (loss)	(6,847)	33,349	66,289	(13,401)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at December 31, 2012 at the reasonable assurance level.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO, CFO and CAO, used the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting at December 31, 2012. Their “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2012, is included in Item 8.

Changes in internal control over financial reporting. During the year ended December 31, 2012, we converted to a new accounting and land software system. We took the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps included procedures to preserve the integrity of the data converted and a review by management to validate the data converted. Additionally, we provided training related to this system to individuals using the system to carry out their job responsibilities. We anticipate that the implementation of this software will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. The system change was undertaken to integrate systems and consolidate information and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting. In conjunction with this system conversion, we also moved all of our outsourced accounting functions in-house. We completed the design and documentation of internal control processes and procedures relating to the new system and modules to supplement and complement existing internal controls over certain respective job areas. Testing of the controls related to the new system and accounting functions has been completed and was included in the scope of our assessment of our 2012 internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:

(1)	Financial Statements:

See Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

The following documents are included as exhibits to this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

4.2	Registration Rights Agreement dated as of February 2, 2011 among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on February 2, 2011, and incorporated herein by reference).

4.3	Indenture dated as of February 2, 2011 among the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 2, 2011, and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2011 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 2, 2011, and incorporated herein by reference).

4.5	Second Supplemental Indenture dated as of September 19, 2011 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 on September 23, 2011, and incorporated herein by reference).

4.6	Indenture dated as of November 10, 2011 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on November 10, 2011, and incorporated herein by reference).

4.7	First Supplemental Indenture dated as of November 10, 2011 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on November 10, 2011, and incorporated herein by reference).

4.8	Second Supplemental Indenture dated as of July 2, 2012 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2012, and incorporated herein by reference).

10.1	Contribution Agreement, dated June 15, 2010, by and among Oasis Petroleum Inc., Oasis Petroleum LLC, OAS Holding Company LLC, OAS Mergerco LLC and EnCap Energy Capital Fund VI, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 22, 2010, and incorporated herein by reference).

10.2	Registration Rights Agreement dated as of June 22, 2010 by and between Oasis Petroleum Inc. and OAS Holding Company LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.3	Business Opportunities Agreement dated as of June 22, 2010 by and among Oasis Petroleum Inc., EnCap Investments L.P., Douglas E. Swanson, Jr. and Robert L. Zorich (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

10.4	Services Agreement dated as of June 22, 2010 by and between Oasis Petroleum Inc. and Oasis Petroleum Management LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

10.5	Services Agreement dated as of June 22, 2010 by and between Oasis Petroleum Inc. and OAS Holding Company LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

10.6	Asset Purchase Agreement, dated July 24, 2010, by and among Oasis Petroleum North America LLC, Luff Exploration Company and the other parties thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on December 16, 2010, and incorporated herein by reference).

10.7	First Amendment to Amended and Restated Credit Agreement and Consent dated as of June 3, 2010 by and among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

10.8	Second Amendment to Amended and Restated Credit Agreement dated as of August 11, 2010, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q on August 13, 2010, and incorporated herein by reference).

10.9	Third Amendment to Amended and Restated Credit Agreement and Limited Waiver, dated as of January 21, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 24, 2011, and incorporated herein by reference).

10.10	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 16, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum Inc. and Oasis Petroleum LLC, as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 22, 2011, and incorporated herein by reference).

10.11	Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 6, 2011, among Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 7, 2011, and incorporated herein by reference).

10.12	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 3, 2012, among Oasis Petroleum North America, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, BNP Paribas, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2012, and incorporated herein by reference).

10.13	Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 2, 2012, among Oasis Petroleum North America, as borrower, Oasis Petroleum LLC, Oasis Petroleum Marketing LLC, Oasis Well Services LLC and Oasis Petroleum Inc., as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.14**	Employment Agreement dated as of June 18, 2010 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

10.15**	Employment Agreement dated as of June 18, 2010 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on June 24, 2010, and incorporated herein by reference).

10.16**	Long-Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.17**	Form of Indemnification Agreement between Oasis Petroleum Inc. and each of the directors and executive officers thereof (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K on February 28, 2012, and incorporated herein by reference)

10.18**	Executive Change in Control and Severance Benefit Plan of Oasis Petroleum Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.19**	2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.20**	Form of Notice of Grant of Restricted Stock (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.21**	Form of Restricted Stock Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.22**	Form of Notice of Grant of Restricted Stock Unit (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.23**	Form of Notice of Grant of Restricted Stock Unit Designated as a Performance Share Unit (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.24**	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.25**	Form of Notice of Grant of Performance Share Units (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2012, and incorporated herein by reference).

10.26**	Form of Performance Share Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2012, and incorporated herein by reference).

10.27**	April 20, 2012 Resignation, Consent and Appointment Agreement and Amendment Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012, and incorporated herein by reference).

10.28**	Amended and Restated Employment Agreement dated as of March 1, 2012 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2012, and incorporated herein by reference).

10.29**	Amended and Restated Employment Agreement dated as of March 1, 2012 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2012, and incorporated herein by reference).

10.30**	Employment Agreement dated as of March 1, 2012 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2012, and incorporated herein by reference).

10.31**	Amended and Restated Executive Change in Control and Severance Benefit Plan dated as of March 1, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 2, 2012, and incorporated herein by reference).

10.32	Purchase and Sale Agreement, dated November 5, 2010, by and among Oasis Petroleum North America LLC, Zenergy Onshore Properties, LLC, Zenergy Operating Company, LLC, Zeneco, Inc. and Garden Isle Investments, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A on December 16, 2010, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.33	Purchase Agreement dated as of January 28, 2011 among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the several initial purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 2, 2011, and incorporated herein by reference).

12.1(a)	Computation of Ratio of Earnings to Fixed Charges.

21.1(a)	List of Subsidiaries of Oasis Petroleum Inc.

23.1(a)	Consent of PricewaterhouseCoopers LLP.

23.2(a)	Consent of DeGolyer and MacNaughton.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1(a)	Report of DeGolyer and MacNaughton.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 1, 2013.

OASIS PETROLEUM INC.

By:	/s/ Thomas B. Nusz
Thomas B. Nusz Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Thomas B. Nusz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Thomas B. Nusz

/s/ Taylor L. Reid	Director, Executive Vice President and Chief Operating Officer	March 1, 2013
Taylor L. Reid

/s/ Michael H. Lou	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
Michael H. Lou

/s/ Roy W. Mace	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2013
Roy W. Mace

/s/ William J. Cassidy	Director	March 1, 2013
William J. Cassidy

/s/ Ted Collins, Jr.	Director	March 1, 2013
Ted Collins, Jr.

/s/ Michael McShane	Director	March 1, 2013
Michael McShane

/s/ Bobby S. Shackouls	Director	March 1, 2013
Bobby S. Shackouls

/s/ Douglas E. Swanson, Jr.	Director	March 1, 2013
Douglas E. Swanson, Jr.

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

“Workover.” The repair or stimulation of an existing production well for the purpose of restoring, prolonging or enhancing the production of hydrocarbons.