Form 10-Q
period 2013-03-31
Oasis Petroleum Inc.
filed 2013-05-08
CIK 1486159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of the registrant’s common stock outstanding at May 3, 2013: 93,579,507 shares.

OASIS PETROLEUM INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements (Unaudited)

Oasis Petroleum Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$165,989	$213,447
Short-term investments	25,891	25,891
Accounts receivable — oil and gas revenues	132,069	110,341
Accounts receivable — joint interest partners	80,826	99,194
Inventory	25,406	20,707
Prepaid expenses	1,422	1,770
Advances to joint interest partners	2,126	1,985
Derivative instruments	5,647	19,016
Other current assets	1,134	335

Total current assets	440,510	492,686

Property, plant and equipment
Oil and gas properties (successful efforts method)	2,487,198	2,348,128
Other property and equipment	136,676	49,732
Less: accumulated depreciation, depletion, amortization and impairment	(446,666)	(391,260)

Total property, plant and equipment, net	2,177,208	2,006,600

Derivative instruments	5,284	4,981
Deferred costs and other assets	23,716	24,527

Total assets	$2,646,718	$2,528,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,560	$12,491
Advances from joint interest partners	19,485	21,176
Revenues and production taxes payable	90,372	71,553
Accrued liabilities	197,326	189,863
Accrued interest payable	21,488	30,096
Derivative instruments	4,660	1,048
Deferred income taxes	—	4,558

Total current liabilities	356,891	330,785

Long-term debt	1,200,000	1,200,000
Asset retirement obligations	25,029	22,956
Derivative instruments	—	380
Deferred income taxes	213,783	177,671
Other liabilities	1,908	1,997

Total liabilities	1,797,611	1,733,789

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,730,917 issued and 93,596,984 outstanding at March 31, 2013; 93,432,712 issued and 93,303,298 outstanding at December 31, 2012	925	925
Treasury stock, at cost; 133,933 and 129,414 shares at March 31, 2013 and December 31, 2012, respectively	(3,952)	(3,796)
Additional paid-in-capital	660,350	657,943
Retained earnings	191,784	139,933

Total stockholders’ equity	849,107	795,005

Total liabilities and stockholders’ equity	$2,646,718	$2,528,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$241,651	$137,906
Well services and midstream revenues	6,653	660

Total revenues	248,304	138,566

Expenses
Lease operating expenses	19,489	9,816
Well services and midstream operating expenses	2,914	477
Marketing, transportation and gathering expenses	3,389	2,569
Production taxes	22,089	13,266
Depreciation, depletion and amortization	66,261	38,886
Exploration expenses	1,857	2,835
Impairment of oil and gas properties	498	368
General and administrative expenses	13,854	12,199

Total expenses	130,351	80,416

Operating income	117,953	58,150

Other income (expense)
Net loss on derivative instruments	(14,612)	(18,586)
Interest expense, net of capitalized interest	(21,183)	(13,899)
Other income	780	598

Total other income (expense)	(35,015)	(31,887)

Income before income taxes	82,938	26,263
Income tax expense	31,087	9,822

Net income	$51,851	$16,441

Earnings per share:
Basic and diluted (Note 11)	$0.56	$0.18
Weighted average shares outstanding:
Basic (Note 11)	92,375	92,130
Diluted (Note 11)	92,651	92,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	93,303	$925	129	$(3,796)	$657,943	$139,933	$795,005
Stock-based compensation	298	—	—	—	2,407	—	2,407
Treasury stock – tax withholdings	(5)	—	5	(156)	—	—	(156)
Net income	—	—	—	—	—	51,851	51,851

Balance as of March 31, 2013	93,596	$925	134	$(3,952)	$660,350	$191,784	$849,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$51,851	$16,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66,261	38,886
Impairment of oil and gas properties	498	368
Deferred income taxes	30,987	9,822
Derivative instruments	14,612	18,586
Stock-based compensation expenses	2,289	1,591
Debt discount amortization and other	746	648
Working capital and other changes:
Change in accounts receivable	(3,360)	(26,038)
Change in inventory	(8,407)	(9,641)
Change in prepaid expenses	293	31
Change in other current assets	(232)	483
Change in accounts payable and accrued liabilities	15,009	10,775
Change in other current liabilities	—	(188)
Change in other liabilities	—	1,001

Net cash provided by operating activities	170,547	62,765

Cash flows from investing activities:
Capital expenditures	(217,678)	(269,975)
Derivative settlements	1,686	(1,291)
Redemptions of short-term investments	—	19,994
Advances to joint interest partners	(141)	655
Advances from joint interest partners	(1,691)	5,484

Net cash used in investing activities	(217,824)	(245,133)

Cash flows from financing activities:
Purchases of treasury stock	(156)	(1,181)
Debt issuance costs	(25)	(25)

Net cash used in financing activities	(181)	(1,206)

Decrease in cash and cash equivalents	(47,458)	(183,574)
Cash and cash equivalents:
Beginning of period	213,447	470,872

End of period	$165,989	$287,298

Supplemental non-cash transactions:
Change in accrued capital expenditures	$13,735	$22,336
Change in asset retirement obligations	2,048	2,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Operations of the Company

Organization

Oasis Petroleum Inc. (“Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a holding company for Oasis Petroleum LLC (“OP LLC”), the Company’s predecessor, which was formed as a Delaware limited liability company on February 26, 2007. In connection with its initial public offering in June 2010 and related corporate reorganization, the Company acquired all of the outstanding membership interests in OP LLC in exchange for shares of the Company’s common stock. In 2007, the Company formed Oasis Petroleum North America LLC (“OPNA”), a Delaware limited liability company, to conduct its domestic oil and natural gas exploration and production activities. In 2008, the Company formed Oasis Petroleum International LLC (“OPI”), a Delaware limited liability company, to conduct business development activities outside of the United States of America. As of March 31, 2013, OPI had no business activities or material assets. In 2011, the Company formed Oasis Well Services LLC (“OWS”), a Delaware limited liability company, to provide well services to OPNA, and Oasis Petroleum Marketing LLC (“OPM”), a Delaware limited liability company, to provide marketing services to OPNA. In 2013, the Company formed Oasis Midstream Services LLC (“OMS”), a Delaware limited liability company, to provide midstream services to OPNA. As part of the formation of OMS, the Company transferred its salt water disposal and other midstream assets from OPNA to OMS.

Nature of Business

The Company is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the Williston Basin. The Company’s proved and unproved oil and natural gas properties are located in the Montana and North Dakota areas of the Williston Basin and are owned by OPNA. The Company also operates a marketing business (OPM) and a midstream services business (OMS), both of which are complementary to its primary development and production activities, and a well services business (OWS), which is a separate reportable business segment.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly owned subsidiaries. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2012 is derived from audited financial statements. All significant intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation, have been included. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).

Significant Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2012 Annual Report.

3. Inventory

Equipment and materials consist primarily of tubular goods, well equipment to be used in future drilling or repair operations, well fracturing equipment, chemicals and proppant, all of which are stated at the lower of cost or market with cost determined on an average cost method. Crude oil inventories include oil in tank and line fill and are valued at the lower of average cost or market value. Inventory consists of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Equipment and materials	$19,510	$16,438
Crude oil inventory	5,896	4,269

Total inventory	$25,406	$20,707

4. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment:

	March 31, 2013	December 31, 2012
	(In thousands)
Proved oil and gas properties (1)	$2,418,598	$2,271,711
Less: Accumulated depreciation, depletion, amortization and impairment	(433,371)	(383,564)

Proved oil and gas properties, net	1,985,227	1,888,147
Unproved oil and gas properties	68,600	76,417

Total oil and gas properties, net	2,053,827	1,964,564
Other property and equipment	136,676	49,732
Less: Accumulated depreciation	(13,295)	(7,696)

Other property and equipment, net	123,381	42,036

Total property, plant and equipment, net	$2,177,208	$2,006,600

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $22.5 million and $20.7 million at March 31, 2013 and December 31, 2012, respectively.

As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2013 or 2012.

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

	At fair value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$36,422	$—	$—	$36,422
Commodity derivative instruments (see Note 6)	—	10,931	—	10,931

Total assets	$36,422	$10,931	$—	$47,353

Liabilities:
Commodity derivative instruments (see Note 6)	$—	$4,660	$—	$4,660

Total liabilities	$—	$4,660	$—	$4,660

	At fair value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$66,387	$—	$—	$66,387
Commodity derivative instruments (see Note 6)	—	23,997	—	23,997

Total assets	$66,387	$23,997	$—	$90,384

Liabilities:
Commodity derivative instruments (see Note 6)	$—	$1,428	$—	$1,428

Total liabilities	$—	$1,428	$—	$1,428

The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identified the money market funds as Level 1 instruments due to the fact that the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.

The Level 2 instruments presented in the tables above consist of oil collars, swaps and puts. The fair values of the Company’s oil collars, swaps and puts are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a Black-Scholes option pricing model for European options and a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculated the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an upward adjustment to the fair value of its net derivative asset in the amount of $54,000 at March 31, 2013 and a downward adjustment to the fair value of its net derivative asset in the amount of $29,000 at December 31, 2012.

Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at cost, which approximates cost and fair value due to the short-term maturity of these instruments. At March 31, 2013, the Company’s cash equivalents and short-term investments were all Level 1 assets. The carrying amount of the Company’s long-term debt (senior unsecured notes due 2019, 2021 and 2023 – see Note 7) reported in the Condensed Consolidated Balance Sheet at March 31, 2013 is $1,200.0 million with a fair value of $1,310.0 million. The Company’s senior unsecured notes are publicly traded and therefore categorized as a Level 1 liability.

Nonfinancial Assets and Liabilities

Asset retirement obligations. The carrying amount of the Company’s asset retirement obligations (“ARO”) in the Condensed Consolidated Balance Sheet at March 31, 2013 is $25.3 million (see Note 8 – Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2013 or 2012.

6. Derivative Instruments

The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2013, the Company utilized two-way and three-way collar options, swaps and put spreads to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value (see Note 5 – Fair Value Measurements). Derivative assets and liabilities arising from the Company’s derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both realized and unrealized, are recognized in the other income (expense) section of the Condensed Consolidated Statement of Operations as a gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.

As of March 31, 2013, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average NYMEX West Texas Intermediate (“WTI”) crude oil index price:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Average Swap Price	Average Sub-Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
		(Barrels)					(In thousands)
2013	Two-Way Collars	1,512,500			$86.82	$97.75	$(2,930)
2013	Three-Way Collars	1,685,750		$65.92	$92.45	$111.45	2,588
2013	Put Spreads	1,400,250		$70.76	$91.20		2,242
2013	Swaps	1,100,000	$94.55				(2,366)
2014	Two-Way Collars	170,500			$86.82	$97.75	(268)
2014	Three-Way Collars	2,695,030		$70.33	$90.79	$106.21	6,056

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Average Swap Price	Average Sub-Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
		(Barrels)					(In thousands)
2014	Put Spreads	150,970		$71.03	$91.03		569
2014	Swaps	458,000	$92.80				(311)
2015	Three-Way Collars	232,500		$70.67	$90.67	$105.81	660
2015	Swaps	31,000	$92.15				31

							$6,271

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the balance sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value
Commodity	Balance Sheet Location	March 31, 2013	December 31, 2012
		(In thousands)
Crude oil	Derivative instruments — current assets	$5,647	$19,016
Crude oil	Derivative instruments — non-current assets	5,284	4,981
Crude oil	Derivative instruments — current liabilities	(4,660)	(1,048)
Crude oil	Derivative instruments — non-current liabilities	—	(380)

Total derivative instruments		$6,271	$22,569

The following table summarizes the location and amounts of realized and unrealized gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months Ended March 31,
	Income Statement Location	2013	2012
		(In thousands)
Change in unrealized gain (loss) on derivative instruments	Net loss on derivative instruments	$(16,298)	$(17,295)
Realized gain (loss) on derivative instruments	Net loss on derivative instruments	1,686	(1,291)

Total net loss on derivative instruments		$(14,612)	$(18,586)

The Company has adopted the FASB’s authoritative guidance on disclosures about offsetting assets and liabilities, which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. The Company’s derivative instruments are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement. No margin or collateral balances are deposited with counterparties, and as such, gross amounts are offset to determine the net amounts presented in the Company’s Condensed Consolidated Balance Sheet. The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets
Derivative Instruments	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
As of March 31, 2013	$32,140	$(21,209)	$10,931
As of December 31, 2012	68,970	(44,973)	23,997

Offsetting of Derivative Liabilities
Derivative Instruments	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
As of March 31, 2013	$25,869	$(21,209)	$4,660
As of December 31, 2012	46,401	(44,973)	1,428

7. Long-Term Debt

Senior unsecured notes. The Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 and $400.0 million of 6.5% senior unsecured notes due November 1, 2021 during 2011 and $400.0 million of 6.875% senior unsecured notes due January 15, 2023 during 2012 (collectively, the “Notes”). Interest on the Notes is payable semi-annually in arrears. The issuance of these Notes resulted in aggregate net proceeds to the Company of approximately $1,175.8 million. The Company is using the proceeds from the Notes to fund its exploration, development and acquisition program and for general corporate purposes. The Notes are guaranteed on a senior unsecured basis by the Company’s material subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

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

The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively the “Indentures”), among the Company, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these options is immaterial at March 31, 2013.

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

Senior secured revolving line of credit. OP LLC, as parent, and OPNA, as borrower, entered into a credit agreement dated June 22, 2007 (as amended and restated, the “Amended Credit Facility”), which has a maturity date of October 6, 2016. The Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. Borrowings under the Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. As of March 31, 2013 the borrowing base of the Amended Credit Facility was $750 million. However, the Company elected to have the aggregate commitment of the lenders under the Amended Credit Facility (the “Lenders”) remain at $500 million. The Company may increase its aggregate commitment from $500 million to $750 million by increasing the commitment of one or more lenders. The overall senior secured revolving line of credit under the Amended Credit Facility was $1 billion as of March 31, 2013. On April 5, 2013, the Company entered into a second amended and restated credit agreement (see Note 15 – Subsequent Events).

Borrowings under the Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of March 31, 2013, any outstanding LIBOR and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

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

An ABR loan may be repaid at any time before the scheduled maturity of the Amended Credit Facility upon the Company providing advance notification to the Lenders. Interest is paid quarterly on ABR loans based on the number of days an ABR loan is outstanding as of the last business day in March, June, September and December. The Company has the option to convert an ABR loan to a LIBOR-based loan upon providing advance notification to the Lenders. The minimum available loan term is one month and the maximum loan term is six months for LIBOR-based loans. Interest for LIBOR loans is paid upon maturity of the loan term. Interim interest is paid every three months for LIBOR loans that have loan terms greater than three months in duration. At the end of a LIBOR loan term, the Amended Credit Facility allows the Company to elect to repay the borrowing, continue a LIBOR loan with the same or a differing loan term or convert the borrowing to an ABR loan.

On a quarterly basis, the Company pays a 0.375% (as of March 31, 2013) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.

As of March 31, 2013, the Amended Credit Facility contained covenants that included, among others:

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

As of March 31, 2013, the Company had no borrowings and $2.2 million of outstanding letters of credit issued under the Amended Credit Facility, resulting in an unused borrowing base capacity of $497.8 million. The Company was in compliance with the financial covenants of the Amended Credit Facility as of March 31, 2013.

Deferred financing costs. As of March 31, 2013, the Company had $22.6 million of deferred financing costs related to the Notes and the Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at March 31, 2013 and are being amortized over the respective terms of the Notes and the Amended Credit Facility. Amortization of deferred financing costs recorded for the three months ended March 31, 2013 and 2012 was $0.8 million and $0.6 million, respectively, and is included in interest expense on the Company’s Condensed Consolidated Statement of Operations.

8. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2013:

(In thousands)
Balance at December 31, 2012	$23,234
Liabilities incurred during period	1,565
Liabilities settled during period	—
Accretion expense during period (1)	280
Revisions to estimates	227

Balance at March 31, 2013	$25,306

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.

At March 31, 2013, the current portion of the total ARO balance was approximately $0.3 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

9. Stock-Based Compensation

Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its 2010 Long-Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. As of March 31, 2013, the Company assumed annual forfeiture rates by employee group ranging from 0% to 11% based on the Company’s forfeiture history for this type of award as adjusted for management’s expectations of forfeitures.

Stock-based compensation expense recorded for restricted stock awards for the three months ended March 31, 2013 and 2012 was $2.1 million and $1.6 million, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its 2010 Long-Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock.

Each grant of PSUs is subject to a designated three-year initial performance period. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the performance period. Depending on the Company’s performance relative to the defined peer group, an award recipient will earn between 0% and 200% of the initial PSUs granted. If less than 200% of the initial PSUs granted are earned at the end of the initial performance period, then the performance period will be extended an additional year to give the recipient the opportunity to earn up to an aggregate of 200% of the initial PSUs granted.

The following table summarizes PSUs held by the Company’s officers at March 31, 2013:

	PSUs	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2012	155,220	$26.22
Granted	135,620	$42.01
Vested	—
Forfeited	—

Non-vested PSUs at March 31, 2013	290,840	$33.58

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

The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. The key valuation assumptions for the Monte Carlo model are the forecast period, initial value, risk-free rate, volatility and correlation coefficients. The risk-free rate is the U.S. treasury rate on the date of grant. The initial value is the average of the volume weighted average prices for the 30 trading days prior to the start of the performance cycle for the Company and each of its peers. Volatility is the standard deviation of the average percentage in stock price over a historical two-year period for the Company and each of its peers. The correlation coefficients are measures of the strength of the linear relationship between and amongst the Company and its peers estimated based on historical stock price data. As of March 31, 2013, the Company assumed an annual forfeiture rate of 2.7% based on management’s expectations of forfeitures for all PSUs granted.

The following assumptions were used for the Monte Carlo models to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted:

	2013 Grants	2012 Grants
Forecast period (years)	4.00	4.01
Risk-free rate	0.65%	0.46%
Oasis volatility	47.48%	51.00%

Stock-based compensation expense recorded for these PSUs for the three months ended March 31, 2013 was $0.3 million and is included in general and administrative expenses on the Condensed Consolidated Statement of Operations. No stock-based compensation expense related to PSUs was recorded for the three months ended March 31, 2012 as the Company had not issued PSUs prior to July 2012.

10. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 37.5% and 37.4%, respectively. These rates were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of March 31, 2013, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.

The Company had deferred tax assets for its federal and state tax loss carryforwards at March 31, 2013 recorded in noncurrent deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2013, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.

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

The following is a calculation of the basic and diluted weighted-average shares outstanding for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Basic weighted average common shares outstanding	92,375	92,130
Dilution effect of stock awards at end of period	276	101

Diluted weighted average common shares outstanding	92,651	92,231

Anti-dilutive stock-based compensation awards	778	376

12. Business Segment Information

In the first quarter of 2012, the Company began its well services business segment (OWS) to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services and related product sales. The revenues and expenses related to work performed by OWS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. Prior to 2012, the Company only operated its exploration and production segment. The exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services and midstream services provided by OPM and OMS, respectively. Revenues for the exploration and production segment are primarily derived from the sale of oil and natural gas production. These segments represent the Company’s two current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less expenses. Summarized financial information for the Company’s segments is shown in the following table:

	Exploration and Production	Well Services	Consolidated
	(In thousands)
Three Months Ended March 31, 2013
Revenues	$242,590	$35,768	$278,358
Inter-segment revenues	—	(30,054)	(30,054)

Total revenues	242,590	5,714	248,304

Operating income	115,390	2,563	117,953
Other income (expense)	(35,019)	4	(35,015)
Income before income taxes	80,371	2,567	82,938
Total assets as of March 31, 2013	2,574,554	72,164	2,646,718
Total assets as of December 31, 2012	2,475,820	52,974	2,528,794

	Exploration and Production	Well Services	Consolidated
	(In thousands)
Three Months Ended March 31, 2012
Revenues	$137,907	$1,244	$139,151
Inter-segment revenues	—	(585)	(585)

Total revenues	137,907	659	138,566

Operating income	60,243	(2,093)	58,150
Other income (expense)	(31,887)	—	(31,887)
Income before income taxes	28,356	(2,093)	26,263

13. Commitments and Contingencies

Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at March 31, 2013 were $12.9 million.

Drilling contracts. As of March 31, 2013, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be obligated to pay approximately $37.2 million as of March 31, 2013 for the days remaining through the end of the primary terms of the contracts.

Volume commitment agreements. As of March 31, 2013, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 20.1 MMBbl and 14.2 Bcf from its Williston Basin project areas within specified timeframes, all of which are less than six years. Future obligations under these agreements were approximately $62.1 million as of March 31, 2013.

Litigation. The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. The Company believes all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

14. Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheet

(In thousands, except share data)

	March 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$81,836	$84,153	$—	$165,989
Short-term investments	25,891	—	—	25,891
Accounts receivable – oil and gas revenues	—	132,069	—	132,069
Accounts receivable – joint interest partners	—	80,826	—	80,826
Accounts receivable – from affiliates	299	6,222	(6,521)	—
Inventory	—	25,406	—	25,406
Prepaid expenses	156	1,266	—	1,422
Advances to joint interest partners	—	2,126	—	2,126
Derivative instruments	—	5,647	—	5,647
Other current assets	574	560	—	1,134

Total current assets	108,756	338,275	(6,521)	440,510

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	2,487,198	—	2,487,198
Other property and equipment	—	136,676	—	136,676
Less: accumulated depreciation, depletion, amortization and impairment	—	(446,666)	—	(446,666)

Total property, plant and equipment, net	—	2,177,208	—	2,177,208

Investments in and advances to subsidiaries	1,896,635	—	(1,896,635)	—
Derivative instruments	—	5,284	—	5,284
Deferred income taxes	51,372	—	(51,372)	—
Deferred costs and other assets	20,103	3,613	—	23,716

Total assets	$2,076,866	$2,524,380	$(1,954,528)	$2,646,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2	$23,558	$—	$23,560
Accounts payable – from affiliates	6,222	299	(6,521)	—
Advances from joint interest partners	—	19,485	—	19,485
Revenues and production taxes payable	—	90,372	—	90,372
Accrued liabilities	63	197,263	—	197,326
Accrued interest payable	21,472	16	—	21,488
Derivative instruments	—	4,660	—	4,660

Total current liabilities	27,759	335,653	(6,521)	356,891

Long-term debt	1,200,000	—	—	1,200,000
Asset retirement obligations	—	25,029	—	25,029
Deferred income taxes	—	265,155	(51,372)	213,783
Other liabilities	—	1,908	—	1,908

Total liabilities	1,227,759	627,745	(57,893)	1,797,611

Stockholders’ equity
Capital contributions from affiliates	—	1,610,162	(1,610,162)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,730,917 issued and 93,596,984 outstanding	925	—	—	925
Treasury stock, at cost; 133,933 shares	(3,952)	—	—	(3,952)
Additional paid-in-capital	660,350	8,743	(8,743)	660,350
Retained earnings	191,784	277,730	(277,730)	191,784

Total stockholders’ equity	849,107	1,896,635	(1,896,635)	849,107

Total liabilities and stockholders’ equity	$2,076,866	$2,524,380	$(1,954,528)	$2,646,718

Condensed Consolidating Balance Sheet

(In thousands, except share data)

	December 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$133,797	$79,650	$—	$213,447
Short-term investments	25,891	—	—	25,891
Accounts receivable – oil and gas revenues	—	110,341	—	110,341
Accounts receivable – joint interest partners	—	99,194	—	99,194
Accounts receivable – from affiliates	310	5,845	(6,155)	—
Inventory	—	20,707	—	20,707
Prepaid expenses	313	1,457	—	1,770
Advances to joint interest partners	—	1,985	—	1,985
Derivative instruments	—	19,016	—	19,016
Other current assets	235	100	—	335

Total current assets	160,546	338,295	(6,155)	492,686

Property, plant and equipment
Oil and gas properties (successful efforts method)	—	2,348,128	—	2,348,128
Other property and equipment	—	49,732	—	49,732
Less: accumulated depreciation, depletion, amortization and impairment	—	(391,260)	—	(391,260)

Total property, plant and equipment, net	—	2,006,600	—	2,006,600

Investments in and advances to subsidiaries	1,807,010	—	(1,807,010)	—
Derivative instruments	—	4,981	—	4,981
Deferred income taxes	42,746	—	(42,746)	—
Deferred costs and other assets	20,748	3,779	—	24,527

Total assets	$2,031,050	$2,353,655	$(1,855,911)	$2,528,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9	$12,482	$—	$12,491
Accounts payable – from affiliates	5,845	310	(6,155)	—
Advances from joint interest partners	—	21,176	—	21,176
Revenues and production taxes payable	—	71,553	—	71,553
Accrued liabilities	100	189,763	—	189,863
Accrued interest payable	30,091	5	—	30,096
Derivative instruments	—	1,048	—	1,048
Deferred income taxes	—	4,558	—	4,558

Total current liabilities	36,045	300,895	(6,155)	330,785

Long-term debt	1,200,000	—	—	1,200,000
Asset retirement obligations	—	22,956	—	22,956
Derivative instruments	—	380	—	380
Deferred income taxes	—	220,417	(42,746)	177,671
Other liabilities	—	1,997	—	1,997

Total liabilities	1,236,045	546,645	(48,901)	1,733,789

Stockholders’ equity
Capital contributions from affiliates	—	1,586,780	(1,586,780)	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,432,712 issued and 93,303,298 outstanding	925	—	—	925
Treasury stock, at cost; 129,414 shares	(3,796)	—	—	(3,796)
Additional paid-in-capital	657,943	8,743	(8,743)	657,943
Retained earnings	139,933	211,487	(211,487)	139,933

Total stockholders’ equity	795,005	1,807,010	(1,807,010)	795,005

Total liabilities and stockholders’ equity	$2,031,050	$2,353,655	$(1,855,911)	$2,528,794

Condensed Consolidating Statement of Operations

(In thousands)

	Three Months Ended March 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$241,651	$—	$241,651
Well services and midstream revenues	—	6,653	—	6,653

Total revenues	—	248,304	—	248,304

Expenses
Lease operating expenses	—	19,489	—	19,489
Well services and midstream operating expenses	—	2,914	—	2,914
Marketing, transportation and gathering expenses	—	3,389	—	3,389
Production taxes	—	22,089	—	22,089
Depreciation, depletion and amortization	—	66,261	—	66,261
Exploration expenses	—	1,857	—	1,857
Impairment of oil and gas properties	—	498	—	498
General and administrative expenses	2,876	10,978	—	13,854

Total expenses	2,876	127,475	—	130,351

Operating income (loss)	(2,876)	120,829	—	117,953

Other income (expense)
Equity in earnings in subsidiaries	66,243	—	(66,243)	—
Net loss on derivative instruments	—	(14,612)	—	(14,612)
Interest expense, net of capitalized interest	(20,518)	(665)	—	(21,183)
Other income	376	404	—	780

Total other income (expense)	46,101	(14,873)	(66,243)	(35,015)

Income before income taxes	43,225	105,956	(66,243)	82,938
Income tax benefit (expense)	8,626	(39,713)	—	(31,087)

Net income	$51,851	$66,243	$(66,243)	$51,851

Condensed Consolidating Statement of Operations

(In thousands)

	Three Months Ended March 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$137,906	$—	$137,906
Well services revenues	—	660	—	660

Total revenues	—	138,566	—	138,566

Expenses
Lease operating expenses	—	9,816	—	9,816
Well services operating expenses	—	477	—	477
Marketing, transportation and gathering expenses	—	2,569	—	2,569
Production taxes	—	13,266	—	13,266
Depreciation, depletion and amortization	—	38,886	—	38,886
Exploration expenses	—	2,835	—	2,835
Impairment of oil and gas properties	—	368	—	368
General and administrative expenses	2,449	9,750	—	12,199

Total expenses	2,449	77,967	—	80,416

Operating income (loss)	(2,449)	60,599	—	58,150

Other income (expense)
Equity in earnings in subsidiaries	26,264	—	(26,264)	—
Net loss on derivative instruments	—	(18,586)	—	(18,586)
Interest expense, net of capitalized interest	(13,414)	(485)	—	(13,899)
Other income	177	421	—	598

Total other income (expense)	13,027	(18,650)	(26,264)	(31,887)

Income before income taxes	10,578	41,949	(26,264)	26,263
Income tax benefit (expense)	5,863	(15,685)	—	(9,822)

Net income	$16,441	$26,264	$(26,264)	$16,441

Condensed Consolidating Statement of Cash Flows

(In thousands)

	Three Months Ended March 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:	$51,851	$66,243	$(66,243)	$51,851
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(66,243)	—	66,243	—
Depreciation, depletion and amortization	—	66,261	—	66,261
Impairment of oil and gas properties	—	498	—	498
Deferred income taxes	(8,626)	39,613	—	30,987
Derivative instruments	—	14,612	—	14,612
Stock-based compensation expenses	2,278	11	—	2,289
Debt discount amortization and other	644	102	—	746
Working capital and other changes:
Change in accounts receivable	11	(3,740)	369	(3,360)
Change in inventory	—	(8,407)	—	(8,407)
Change in prepaid expenses	157	136	—	293
Change in other current assets	(339)	107	—	(232)
Change in accounts payable and accrued liabilities	(8,286)	23,664	(369)	15,009

Net cash provided by (used in) operating activities	(28,553)	199,100	—	170,547

Cash flows from investing activities:
Capital expenditures	—	(217,678)	—	(217,678)
Derivative settlements	—	1,686	—	1,686
Advances to joint interest partners	—	(141)	—	(141)
Advances from joint interest partners	—	(1,691)	—	(1,691)

Net cash used in investing activities	—	(217,824)	—	(217,824)

Cash flows from financing activities:
Purchases of treasury stock	(156)	—	—	(156)
Debt issuance costs	—	(25)	—	(25)
Investment in / capital contributions from affiliates	(23,252)	23,252	—	—

Net cash provided by (used in) financing activities	(23,408)	23,227	—	(181)

Increase (decrease) in cash and cash equivalents	(51,961)	4,503	—	(47,458)
Cash and cash equivalents at beginning of period	133,797	79,650	—	213,447

Cash and cash equivalents at end of period	$81,836	$84,153	$—	$165,989

Condensed Consolidating Statement of Cash Flows

(In thousands)

	Three Months Ended March 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,441	$26,264	$(26,264)	$16,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(26,264)	—	26,264	—
Depreciation, depletion and amortization	—	38,886	—	38,886
Impairment of oil and gas properties	—	368	—	368
Deferred income taxes	(5,863)	15,685	—	9,822
Derivative instruments	—	18,586	—	18,586
Stock-based compensation expenses	1,591	—	—	1,591
Debt discount amortization and other	480	168	—	648
Working capital and other changes:
Change in accounts receivable	—	(27,768)	1,730	(26,038)
Change in inventory	—	(9,641)	—	(9,641)
Change in prepaid expenses	155	(124)	—	31
Change in other current assets	10	473	—	483
Change in accounts payable and accrued liabilities	904	11,601	(1,730)	10,775
Change in other current liabilities	—	(188)	—	(188)
Change in other liabilities	—	1,001	—	1,001

Net cash provided by (used in) operating activities	(12,546)	75,311	—	62,765

Cash flows from investing activities:
Capital expenditures	—	(269,975)	—	(269,975)
Derivative settlements	—	(1,291)	—	(1,291)
Redemptions of short-term investments	19,994	—	—	19,994
Advances to joint interest partners	—	655	—	655
Advances from joint interest partners	—	5,484	—	5,484

Net cash provided by (used in) investing activities	19,994	(265,127)	—	(245,133)

Cash flows from financing activities:
Purchases of treasury stock	(1,181)	—	—	(1,181)
Debt issuance costs	—	(25)	—	(25)
Investment in / capital contributions from affiliates	(156,315)	156,315	—	—

Net cash provided by (used in) financing activities	(157,496)	156,290	—	(1,206)

Decrease in cash and cash equivalents	(150,048)	(33,526)	—	(183,574)
Cash and cash equivalents at beginning of period	443,482	27,390	—	470,872

Cash and cash equivalents at end of period	$293,434	$(6,136)	$—	$287,298

15. Subsequent Events

The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.

Senior secured revolving line of credit. On April 5, 2013, the Company entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”). In connection with entry into the Second Amended Credit Facility, the semi-annual redetermination of the Company’s borrowing base was completed on April 5, 2013, which resulted in an increase to the borrowing base of the Second Amended Credit Facility from $750 million to $1,250 million. However, the Company elected to limit the Lenders’ aggregate commitment to $900 million. The Lenders’ aggregate commitment can be increased to the full $1,250 million borrowing base by increasing the commitment of one or more lenders. In addition, under the Second Amended Credit Facility, the overall credit facility increased from $1 billion to $2.5 billion, and the Company added four new Lenders to the bank group. All other significant rates, terms and conditions of the Amended Credit Facility remained the same (see Note 7 – Long-Term Debt).

Derivative instruments. In April 2013, the Company entered into new swaps, sub-floors and two-way costless collar options, all of which settle monthly based on the WTI crude oil index price, for a total notional amount of 321,000 barrels in 2013, 1,549,500 barrels in 2014 and 139,500 barrels in 2015. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Item 1A. “Risk Factors” in our 2012 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

Overview

We are an independent exploration and production (“E&P”) company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the Montana and North Dakota regions of the Williston Basin. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. Our drilling activity is primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. Oasis Petroleum North America LLC (“OPNA”) conducts our domestic oil and natural gas E&P activities. We also operate a marketing business, Oasis Petroleum Marketing LLC (“OPM”) and a midstream services business, Oasis Midstream Services LLC (“OMS”), which are complementary to our primary development and production activities, and a well services business, Oasis Well Services LLC (“OWS”), which is a separate reportable business segment. The revenues and expenses related to work performed by OPM, OMS and OWS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.

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

Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk, and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, during 2012, we began selling a significant amount of our crude oil production from our West Williston project area through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. Currently, we flow approximately 85% of our gross operated oil production through these gathering systems.

Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and gas reserves. As a result of higher commodity prices and continued successes in the application of completion technologies in the Bakken formation, there were approximately 192 active drilling rigs in the Williston Basin at March 31, 2013. Both production and takeaway capacity have rapidly grown in the Williston Basin throughout 2012 and the first quarter of 2013. In the first half of 2012, price differentials were at or above the historical average discount range of 10% to 15% to the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil due to production growth in the Williston Basin combined with refinery and transportation constraints. In the third quarter of 2012, differentials began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012 and into the first quarter of 2013, average price differentials continued to narrow, due to our ability to access premium coastal markets by rail.

First Quarter 2013 Highlights:

•	We completed and placed on production 31 gross (26.6 net) operated wells in the Williston Basin during the three months ended March 31, 2013;

•	We had 21 gross operated wells awaiting completion and 10 gross operated wells in the process of being drilled in the Bakken and Three Forks formations at March 31, 2013;

•	Average daily production was 30,153 Boe per day during the three months ended March 31, 2013;

•	Our salt water disposal assets were transferred from OPNA to the newly formed OMS, which provides midstream services to OPNA’s operated wells;

•	E&P capital expenditures were $238.7 million, consisting primarily of $224.5 million in drilling expenditures during the three months ended March 31, 2013; and

•

At March 31, 2013, we had $191.9 million of cash and cash equivalents and short-term investments. We had no outstanding borrowings and had $2.2 million of outstanding letters of credit under our revolving credit facility.

Results of Operations

Revenues

Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our well services and midstream revenues are primarily derived from well completion activity and salt water disposal for third-party working interest owners in OPNA’s operated wells.

The following table summarizes our revenues and production data for the periods indicated.

	Three Months Ended March 31,
	2013	2012	Change
Operating results (in thousands):
Revenues
Oil	$231,675	$131,376	$100,299
Natural gas	9,976	6,530	3,446
Well services and midstream	6,653	660	5,993

Total revenues	248,304	138,566	109,738

Production data:
Oil (MBbls)	2,482	1,474	1,008
Natural gas (MMcf)	1,388	785	603
Oil equivalents (MBoe)	2,714	1,605	1,109
Average daily production (Boe/d)	30,153	17,633	12,520
Average sales prices:
Oil, without realized derivatives (per Bbl) (1)	$93.33	$88.10	$5.23
Oil, with realized derivatives (per Bbl) (1) (2)	94.01	87.23	6.78
Natural gas (per Mcf) (3)	7.18	8.32	(1.14)

(1)	For the three months ended March 31, 2012, average sales prices for oil are calculated using total oil revenues, excluding bulk purchase sales of $1.5 million, divided by oil production.
(2)	Realized prices include realized gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.
(3)	Natural gas prices include the value for natural gas and natural gas liquids.

Three months ended March 31, 2013 as compared to three months ended March 31, 2012

Total revenues. Our total revenues increased $109.7 million, or 79%, to $248.3 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 12,520 Boe per day, or 71%, to 30,153 Boe per day during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in average daily production sold was primarily a result of our well completions during the twelve months ended March 31, 2013, offsetting the decline in production in wells that were producing as of March 31, 2012. Average daily production in our West Williston, East Nesson and Sanish project areas increased by approximately 6,891 Boe per day, 4,843 Boe per day and 786 Boe per day, respectively, during the first quarter of 2013 as compared to the first quarter of 2012. Average oil sales prices, without realized derivatives, increased by $5.23/Bbl to an average of $93.33/Bbl for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The higher production amounts sold increased revenues by $98.5 million, while higher oil prices, offset by a decrease in natural gas sales prices, increased revenues by $6.8 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In addition, there was a $1.5 million decrease attributable to oil bulk purchase revenues related to marketing activities included in oil revenues during the three months ended March 31, 2012. There was no oil bulk purchase activity for the three months ended March 31, 2013.

Well services revenues, which resulted from third-party working interest owners in OPNA’s operated wells and product sales, increased $5.0 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in well completion activity and related product sales. Midstream revenues, which consist of revenues from salt water disposal for third-party working interest owners in OPNA’s operated wells, totaled $0.9 million due to the formation of OMS in the first quarter of 2013. Previously, the salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses.

Expenses

The following table summarizes our operating expenses for the periods indicated.

	Three Months Ended March 31,
	2013	2012	$ Change
Expenses:
Lease operating expenses (1)	$19,489	$9,816	$9,673
Well services and midstream operating expenses	2,914	477	2,437
Marketing, transportation and gathering expenses	3,389	2,569	820
Production taxes	22,089	13,266	8,823
Depreciation, depletion and amortization	66,261	38,886	27,375
Exploration expenses	1,857	2,835	(978)
Impairment of oil and gas properties	498	368	130
General and administrative expenses	13,854	12,199	1,655

Total expenses	130,351	80,416	49,935

Operating income	117,953	58,150	59,803

Other income (expense):
Net loss on derivative instruments	(14,612)	(18,586)	3,974
Interest expense, net of capitalized interest	(21,183)	(13,899)	(7,284)
Other income	780	598	182

Total other income (expense)	(35,105)	(31,887)	(3,128)

Income before income taxes	82,938	26,263	56,675
Income tax expense	31,087	9,822	21,265

Net income	$51,851	$16,441	$35,410

Cost and expense (per Boe of production):
Lease operating expenses (1)	$7.18	$6.12	$1.06
Marketing, transportation and gathering expenses	1.25	1.60	(0.35)
Production taxes	8.14	8.27	(0.13)
Depreciation, depletion and amortization	24.42	24.23	0.19
General and administrative expenses	5.10	7.60	(2.50)

(1)	For the three months ended March 31, 2012, lease operating expenses include salt water disposal income for third-party working interest owners in OPNA’s operated wells and salt water disposal operating expenses.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Lease operating expenses. Lease operating expenses increased $9.7 million to $19.5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our well completions as well as an increase in workovers. Additionally, the formation of OMS in the first quarter of 2013 resulted in income related to salt water disposal activity being included in well services and midstream revenues, rather than a reduction to lease operating expenses. Lease operating expenses increased from $6.12 per Boe for the three months ended March 31, 2012 to $7.18 per Boe for the three months ended March 31, 2013, and $0.60 per Boe of the increase was associated with the formation of OMS.

Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of fracturing service costs and cost of goods sold incurred by OWS and salt water disposal operating expenses incurred by OMS. The $2.4 million increase for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was attributable to a $2.2 million increase from OWS’ well completion activity and related product sales, and a $0.2 million increase related to midstream services operating expenses. There were no midstream services operating expenses during the first quarter of 2012 because OMS did not commence activity until the first quarter of 2013.

Marketing, transportation and gathering expenses. The $0.8 million increase quarter over quarter is primarily attributable to $2.4 million related to higher operated volumes flowing through third-party gathering pipelines during the three months ended March 31, 2013, offset by a $1.4 million decline in cost for bulk oil purchases made by OPM. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing trucking costs, which are reflected in our oil price differential.

Production taxes. Our production taxes for the three months ended March 31, 2013 and 2012 were 9.1% and 9.6%, respectively, as a percentage of oil and natural gas sales. The first quarter 2013 production tax rate was lower than the first quarter 2012 production tax rate primarily due to the increased weighting of oil revenues on certain new wells in Montana that are subject to lower incentivized production tax rates.

Depreciation, depletion and amortization (DD&A). DD&A expense increased $27.4 million to $66.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase in DD&A expense for the three months ended March 31, 2013 was primarily a result of our production increases from our wells completed during the last three quarters of 2012 and the first quarter of 2013. The DD&A rate for the three months ended March 31, 2013 was $24.42 per Boe compared to $24.23 per Boe for the three months ended March 31, 2012.

Impairment of oil and gas properties. During the three months ended March 31, 2013 and 2012, we recorded non-cash impairment charges of $0.5 million and $0.4 million, respectively, for expiring leases and periodic assessments of unproved properties. No impairment charges of proved oil and gas properties were recorded for the three months ended March 31, 2013 or 2012.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased $1.7 million for the three months ended March 31, 2013 from $12.2 million for the three months ended March 31, 2012. Of this increase, approximately $2.8 million related to increased employee compensation expenses due to our organizational growth and $0.7 million was due to increased amortization of our restricted stock awards and performance share units quarter over quarter. As of March 31, 2013, we had 294 full-time employees compared to 176 full-time employees as of March 31, 2012. There was an offsetting decrease of $1.5 million related to OWS G&A expenses due to initial start-up expenses for OWS operations in the first quarter of 2012.

Derivative instruments. As a result of our derivative activities, we incurred a cash settlement net gain of $1.7 million for the three months ended March 31, 2013 and a cash settlement net loss of $1.3 million for the three months ended March 31, 2012. In addition, as a result of forward oil price changes, we recognized a $16.3 million non-cash unrealized mark-to-market net derivative loss during the three months ended March 31, 2013 and a $31.2 million non-cash unrealized mark-to-market net derivative gain during the three months ended March 31, 2012.

Interest expense. Interest expense increased $7.3 million to $21.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in July 2012 at an interest rate of 6.875%. There were no borrowings under our revolving credit facility during the three months ended March 31, 2013 and 2012, respectively. Interest capitalized during the three months ended March 31, 2013 and 2012 was $0.8 million each quarter.

Income taxes. Income tax expense for the three months ended March 31, 2013 and 2012 was recorded at 37.5% and 37.4% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

Liquidity and Capital Resources

Our primary sources of liquidity as of the date of this report are proceeds from our senior unsecured notes, cash flows from operations and availability under our revolving credit facility. Our primary use of capital has been for the development and acquisition of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Our cash flows for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$170,547	$62,765
Net cash used in investing activities	(217,824)	(245,133)
Net cash used in financing activities	(181)	(1,206)

Decrease in cash and cash equivalents	$(47,458)	$(183,574)

Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. For additional information on the impact of changing prices on our financial position, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Cash flows provided by operating activities

Net cash provided by operating activities was $170.5 million and $62.8 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cash flows provided by operating activities for the period ended March 31, 2013 as compared to 2012 was primarily the result of an increase in oil and natural gas production of 69%. In addition, at March 31, 2013, we had a working capital surplus of $83.6 million.

Cash flows used in investing activities

Net cash used in investing activities was $217.8 million and $245.1 million during the three months ended March 31, 2013 and 2012, respectively. The net decrease in cash used in investing activities for the three months ended March 31, 2013 compared to 2012 of $27.3 million was primarily attributable to decreased capital expenditures due to reduced well costs as compared to the first quarter of 2012.

Our capital expenditures for drilling, development and acquisition costs are summarized in the following table:

Three Months Ended March 31, 2013
(In thousands)
Project Area:
West Williston	$136,370
East Nesson	82,429
Sanish	19,943

Total E&P capital expenditures	238,742
Oasis Well Services (OWS)	302
Non-E&P capital expenditures (1)	1,303

Total capital expenditures (2)	$240,347

(1)	Non-E&P capital expenditures include such items as administrative capital and capitalized interest.
(2)	Capital expenditures reflected in the table above differ from the amounts shown in the statement of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include accrued liabilities for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis.

Our total 2013 capital expenditure budget is $1,020 million, which consists of:

•	$897 million of drilling and completion capital expenditures for operated and non-operated wells (including expected savings from services provided by OWS);

•	$43 million for constructing infrastructure to support production in our core project areas, primarily related to salt water disposal systems;

•	$25 million for maintaining and expanding our leasehold position;

•	$10 million for micro-seismic work, purchasing seismic data and other test work;

•	$21 million for facilities and other miscellaneous E&P capital expenditures;

•	$14 million for OWS; and

•	$10 million for other non-E&P capital, including items such as administrative capital and capitalized interest.

While we have budgeted $1,020 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. We believe that the net proceeds from our senior unsecured notes, together with cash on hand, cash flows from operating activities and availability under our revolving credit facility, should be sufficient to fund our 2013 capital expenditure budget. However, because the operated wells funded by our 2013 drilling plan represent only a small percentage of our gross identified drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of identified drilling locations should we elect to do so.

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

Cash flows used in financing activities

Net cash used in financing activities was $0.1 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, cash used in financing activities was primarily due to purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards. The decrease in net cash used in financing activities quarter over quarter was due to a decrease in the number of restricted stock awards that vested in the first quarter of 2013 as compared to the first quarter of 2012.

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

Senior secured revolving line of credit. On October 2, 2012, we entered into a seventh amendment to our revolving credit facility (“Amended Credit Facility”). In connection with this amendment, the semi-annual redetermination of our borrowing base was completed on October 2, 2012, which resulted in an increase to the borrowing base of our Amended Credit Facility from $500 million to $750 million. However, we elected to have the lenders’ aggregate commitment remain at $500 million. This amendment allowed us to increase our aggregate commitment from $500 million to $750 million by increasing the commitment of one or more lenders.

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

As of March 31, 2013, we had no borrowings and $2.2 million outstanding letters of credit under our Amended Credit Facility, resulting in an unused borrowing base capacity of $497.8 million. The Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders under our Amended Credit Facility may declare all amounts outstanding under our Amended Credit Facility to be immediately due and payable. As of March 31, 2013, we were in compliance with the financial covenants of our Amended Credit Facility.

On April 5, 2013, we entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”). In connection with entry into the Second Amended Credit Facility, the semi-annual redetermination of our borrowing base was completed on April 5, 2013, which resulted in an increase to the borrowing base of the Second Amended Credit Facility from $750 million to $1,250 million. However, we elected to limit the lenders’ aggregate commitment to $900 million. The lenders’ aggregate commitment can be increased to the full $1,250 million borrowing base by increasing the commitment of one or more lenders. In addition, under the Second Amended Credit Facility, the overall credit facility increased from $1 billion to $2.5 billion.

Fair Value of Financial Instruments

See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2012 Annual Report.

Off-Balance Sheet Arrangements

Currently, we do not have any off-balance sheet arrangements as defined by the Securities and Exchange Commission (“SEC”). In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. See Note 13 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2012 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

We utilize derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2013, we utilized two-way and three-way collar options, swaps and put spreads to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A put spread is a combination of a purchased put and a sold put, and in this case does not include a sold call, allowing the volumes under this contract to have no established maximum price (ceiling).

We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of March 31, 2013:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil (Barrels)	Average Swap Price	Average Sub-Floor Price	Average Floor Price	Average Ceiling Price	Fair Value Asset (Liability)
							(In thousands )
2013	Two-Way Collars	1,512,500			$86.82	$97.75	$(2,930)
2013	Three-Way Collars	1,685,750		$65.92	$92.45	$111.45	2,588
2013	Put Spreads	1,400,250		$70.76	$91.20		2,242
2013	Swaps	1,100,000	$94.55				(2,366)
2014	Two-Way Collars	170,500			$86.82	$97.75	(268)
2014	Three-Way Collars	2,695,030		$70.33	$90.79	$106.21	6,056
2014	Put Spreads	150,970		$71.03	$91.03		569
2014	Swaps	458,000	$92.80				(311)
2015	Three-Way Collars	232,500		$70.67	$90.67	$105.81	660
2015	Swaps	31,000	$92.15				31

							$6,271

Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at March 31, 2013. During the first three months of 2013, we had no indebtedness outstanding under our Amended Credit Facility. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, most of which are lenders under our Amended Credit Facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the hedged volumes placed under individual contracts.

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

We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $15.0 million at March 31, 2013.

Most of the counterparties on our derivative instruments currently in place are lenders under our Amended Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $6.3 million at March 31, 2013.

Item 4. — Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at March 31, 2013.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

See Part I, Item 1, Note 13 to our unaudited condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.

Item 1A. — Risk Factors

Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2012. For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2012 Annual Report.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.

Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2013:

Period	Total Number of Shares Exchanged (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	2,578	$32.03	—	—
February 1 – February 28, 2013	1,540	37.50	—	—
March 1 – March 31, 2013	401	36.48	—	—

Total	4,519	$34.29	—	—

(1)	Represent shares that employees surrendered back to the Company that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit
10.1	Second Amended and Restated Credit Agreement, dated as of April 5, 2013, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2013, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date: May 8, 2013	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Second Amended and Restated Credit Agreement, dated as of April 5, 2013, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2013, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.