Form 10-Q
period 2014-03-31
Oasis Petroleum Inc.
filed 2014-05-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at May 5, 2014: 101,174,985 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$56,298	$91,901
Accounts receivable — oil and gas revenues	202,749	175,653
Accounts receivable — joint interest partners	134,553	139,459
Inventory	19,862	20,652
Prepaid expenses	24,450	10,191
Deferred income taxes	8,484	6,335
Derivative instruments	778	2,264
Advances to joint interest partners	214	760
Other current assets	420	391
Total current assets	447,808	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	4,820,902	4,528,958
Other property and equipment	200,158	188,468
Less: accumulated depreciation, depletion, amortization and impairment	(723,429)	(637,676)
Total property, plant and equipment, net	4,297,631	4,079,750
Assets held for sale	—	137,066
Derivative instruments	470	1,333
Deferred costs and other assets	46,175	46,169
Total assets	$4,792,084	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,516	$8,920
Revenues and production taxes payable	183,120	146,741
Accrued liabilities	283,024	241,830
Accrued interest payable	24,562	47,910
Derivative instruments	20,663	8,188
Advances from joint interest partners	10,931	12,829
Other current liabilities	2,766	—
Total current liabilities	549,582	466,418
Long-term debt	2,260,000	2,535,570
Deferred income taxes	424,049	323,147
Asset retirement obligations	35,790	35,918
Derivative instruments	679	139
Other liabilities	2,002	2,183
Total liabilities	3,272,102	3,363,375
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,416,749 and 100,866,589 shares issued at March 31, 2014 and December 31, 2013, respectively	999	996
Treasury stock, at cost: 238,453 and 167,155 shares at March 31, 2014 and December 31, 2013, respectively	(8,387)	(5,362)
Additional paid-in capital	989,525	985,023
Retained earnings	537,845	367,892
Total stockholders’ equity	1,519,982	1,348,549
Total liabilities and stockholders’ equity	$4,792,084	$4,711,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$331,847	$241,651
Well services and midstream revenues	17,672	6,653
Total revenues	349,519	248,304
Expenses
Lease operating expenses	39,989	19,489
Well services and midstream operating expenses	10,920	2,914
Marketing, transportation and gathering expenses	5,186	3,389
Production taxes	31,803	22,089
Depreciation, depletion and amortization	91,272	66,261
Exploration expenses	380	1,857
Impairment of oil and gas properties	762	498
General and administrative expenses	23,520	13,854
Total expenses	203,832	130,351
Gain on sale of properties	183,393	—
Operating income	329,080	117,953
Other income (expense)
Net loss on derivative instruments	(17,603)	(14,612)
Interest expense, net of capitalized interest	(40,158)	(21,183)
Other income (expense)	153	780
Total other income (expense)	(57,608)	(35,015)
Income before income taxes	271,472	82,938
Income tax expense	101,519	31,087
Net income	$169,953	$51,851
Earnings per share:
Basic (Note 12)	$1.71	$0.56
Diluted (Note 12)	1.70	0.56
Weighted average shares outstanding:
Basic (Note 12)	99,560	92,375
Diluted (Note 12)	100,049	92,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	100,699	$996	167	$(5,362)	$985,023	$367,892	$1,348,549
Fees (2013 issuance of common stock)	—	—	—	—	(176)	—	(176)
Stock-based compensation	550	—	—	—	4,681	—	4,681
Vesting of restricted shares	—	3	—	—	(3)	—	—
Treasury stock – tax withholdings	(71)	—	71	(3,025)	—	—	(3,025)
Net income	—	—	—	—	—	169,953	169,953
Balance as of March 31, 2014	101,178	$999	238	$(8,387)	$989,525	$537,845	$1,519,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$169,953	$51,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	91,272	66,261
Gain on sale of properties	(183,393)	—
Impairment of oil and gas properties	762	498
Deferred income taxes	98,753	30,987
Derivative instruments	17,603	14,612
Stock-based compensation expenses	4,505	2,289
Debt discount amortization and other	1,487	746
Working capital and other changes:
Change in accounts receivable	(9,275)	(3,360)
Change in inventory	790	(8,407)
Change in prepaid expenses	(14,259)	293
Change in other current assets	(29)	(232)
Change in other assets	(1,593)	—
Change in accounts payable and accrued liabilities	29,007	15,009
Change in other current liabilities	2,766	—
Change in other liabilities	(82)	—
Net cash provided by operating activities	208,267	170,547
Cash flows from investing activities:
Capital expenditures	(280,895)	(217,819)
Proceeds from sale of properties	321,943	—
Costs related to sale of properties	(2,010)	—
Derivative settlements	(2,239)	1,686
Advances from joint interest partners	(1,898)	(1,691)
Net cash provided by (used in) investing activities	34,901	(217,824)
Cash flows from financing activities:
Principal payments on revolving credit facility	(275,570)	—
Purchases of treasury stock	(3,025)	(156)
Debt issuance costs	—	(25)
Other	(176)	—
Net cash used in financing activities	(278,771)	(181)
Decrease in cash and cash equivalents	(35,603)	(47,458)
Cash and cash equivalents:
Beginning of period	91,901	213,447
End of period	$56,298	$165,989
Supplemental non-cash transactions:
Change in accrued capital expenditures	$39,516	$13,735
Change in asset retirement obligations	(128)	2,048
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2013 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2013 Annual Report.
3. Inventory
Equipment and materials consist primarily of tubular goods, well equipment to be used in future drilling or repair operations, well fracturing equipment, chemicals and proppant, all of which are stated at the lower of cost or market value with cost determined on an average cost method. Crude oil inventory includes oil in tank and linefill and is stated at the lower of average cost or market value. Inventory consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Equipment and materials	$10,207	$11,669
Crude oil inventory	9,655	8,983
Total inventory	$19,862	$20,652
4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2014	December 31, 2013
	(In thousands)
Proved oil and gas properties(1)	$3,985,490	$3,713,525
Less: Accumulated depreciation, depletion, amortization and impairment	(693,011)	(612,380)
Proved oil and gas properties, net	3,292,479	3,101,145
Unproved oil and gas properties	835,412	815,433
Total oil and gas properties, net	4,127,891	3,916,578
Other property and equipment	200,158	188,468
Less: Accumulated depreciation	(30,418)	(25,296)
Other property and equipment, net	169,740	163,172
Total property, plant and equipment, net	$4,297,631	$4,079,750
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $32.1 million and $32.6 million at March 31, 2014 and December 31, 2013, respectively.
As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $0.8 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2014 or 2013.
5. Divestiture
On March 5, 2014, the Company completed the sale of certain non-operated properties in its Sanish project area and other non-operated leases adjacent to its Sanish position (the “Sanish Divestiture”) for cash proceeds of approximately $321.9 million, which includes, and is subject to further, customary post close adjustments. The Company recognized a $183.4 million gain on sale of properties in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2014. The transaction was structured as an Internal Revenue Code Section 1031 like-kind exchange for tax purposes and as such did not give rise to any currently taxable gain.
6. Fair Value Measurements
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
Financial Assets and Liabilities
As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	At fair value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 7)	—	1,248	—	1,248
Total assets	$742	$1,248	$—	$1,990
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$21,342	$—	$21,342
Total liabilities	$—	$21,342	$—	$21,342

	At fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 7)	—	3,597	—	3,597
Total assets	$742	$3,597	$—	$4,339
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$8,327	$—	$8,327
Total liabilities	$—	$8,327	$—	$8,327
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identified the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.
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

The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculated the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $0.3 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At March 31, 2014, the Company’s cash equivalents were all Level 1 assets. The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at March 31, 2014 is $2,260.0 million, which includes $2,200.0 million of senior unsecured notes and $60.0 million of borrowings under the revolving credit facility (see Note 8 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are Level 1 liabilities, is $2,374.5 million at March 31, 2014.
Nonfinancial Assets and Liabilities
Asset retirement obligations. The carrying amount of the Company’s ARO in the Condensed Consolidated Balance Sheet at March 31, 2014 is $36.3 million (see Note 9 – Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2014 or 2013.
7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2014, the Company utilized two-way and three-way costless collar options, swaps and swaps with sub-floors to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be NYMEX West Texas Intermediate (“WTI”) crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be WTI crude oil index price plus the difference between the swap and the sold put strike price.
All derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value (see Note 6 – Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value, both cash settlements and non-cash changes in fair value, are recognized in the other income (expense) section of the Condensed Consolidated Statement of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.
As of March 31, 2014, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI crude oil index price:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2014	Two-way collars	993,500			$90.00	$100.91	$(1,433)
2014	Three-way collars	2,581,500		$70.53	$90.53	$105.13	(339)
2014	Swaps	3,094,500	$96.45				(7,101)
2014	Swaps with sub-floors	1,650,000	$92.60	$70.00			(9,636)
2015	Two-way collars	108,500			$90.00	$99.86	71
2015	Three-way collars	263,500		$70.59	$90.59	$105.25	458
2015	Swaps	3,384,500	$90.27				(2,164)
2015	Swaps with sub-floors	186,000	$92.60	$70.00			(349)
2016	Swaps	186,000	$89.39				399
							$(20,094)
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the balance sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value
Commodity	Balance Sheet Location	March 31, 2014	December 31, 2013
		(In thousands)
Crude oil	Derivative instruments — current assets	$778	$2,264
Crude oil	Derivative instruments — non-current assets	470	1,333
Crude oil	Derivative instruments — current liabilities	(20,663)	(8,188)
Crude oil	Derivative instruments — non-current liabilities	(679)	(139)
Total derivative instruments		$(20,094)	$(4,730)
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months Ended March 31,
	Statement of Operations Location	2014	2013
		(In thousands)
Change in fair value of derivative instruments	Net loss on derivative instruments	$(15,364)	$(16,298)
Derivative settlements	Net loss on derivative instruments	(2,239)	1,686
Total net loss on derivative instruments		$(17,603)	$(14,612)
In accordance with the FASB’s authoritative guidance on disclosures about offsetting assets and liabilities, the Company is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. The Company’s derivative instruments are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement. No margin or collateral balances are deposited with counterparties, and as such, gross amounts are offset to determine the net amounts presented in the Company’s Condensed Consolidated Balance Sheet.

The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of March 31, 2014	$23,775	$(22,527)	$1,248
As of December 31, 2013	22,743	(19,146)	3,597

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of March 31, 2014	$43,869	$(22,527)	$21,342
As of December 31, 2013	27,473	(19,146)	8,327

8. Long-Term Debt
Senior unsecured notes. On September 24, 2013, the Company issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). The issuance of the 2022 Notes resulted in aggregate net proceeds to the Company of $983.6 million. The Company used the proceeds from the 2022 Notes to fund the acquisition of oil and gas properties in its West Williston project area.
In connection with the issuance of the 2022 Notes, the Company along with its material subsidiaries (the “Guarantors”) entered into a Registration Rights Agreement pursuant to which the Company and Guarantors agreed to file a registration statement with the SEC to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes will be freely transferable under the Securities Act. The Company and the Guarantors will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the 2022 Notes issuance date. Under certain circumstances, in lieu of a registered exchange offer, the Company must use commercially reasonable efforts to file a shelf registration statement for the resale of the 2022 Notes. If the Company fails to satisfy these obligations on a timely basis, the annual interest borne by the 2022 Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective. The Company estimates the value of this contingent interest is immaterial at March 31, 2014 and December 31, 2013.
During 2011 and 2012, the Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”) and $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes,” and together with the 2022 Notes, 2019 Notes and 2021 Notes, the “Notes”). The issuance of the 2019 Notes, 2021 Notes and the 2023 Notes resulted in aggregate net proceeds to the Company of $1,175.8 million. The Company used the proceeds from the 2019 Notes, 2021 Notes and the 2023 Notes to fund its exploration, development and acquisition program and for general corporate purposes. Interest on the Notes is payable semi-annually in arrears.
The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively the “Indentures”), among the Company, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”). The Notes are guaranteed on a senior unsecured basis by the Company’s Guarantors. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

•
in connection with any sale or other disposition of all or substantially all of the assets of that Guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a Restricted Subsidiary (as defined in the Indentures) of the Company;

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
The Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at March 31, 2014 and December 31, 2013.
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
The Indentures contain customary events of default, including:

•	default in any payment of interest on any Note when due, continued for 30 days;

•	default in the payment of principal or premium, if any, on any Note when due;

•	failure by the Company to comply with its other obligations under the Indentures, in certain cases subject to notice and grace periods;

•	payment defaults and accelerations with respect to other indebtedness of the Company and its Restricted Subsidiaries in the aggregate principal amount of $10.0 million or more;

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

Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On March 27, 2014, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base, resulting in an increase to the borrowing base from $1,500.0 million to $1,750.0 million. However, the Company elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under the Second Amended Credit Facility is $2,500.0 million as of March 31, 2014.

Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.

Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of March 31, 2014, any outstanding LIBOR and ABR loans bore their respective interest rates plus the applicable margin indicated in the following table:

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
On a quarterly basis, the Company pays a 0.375% (as of March 31, 2014) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of March 31, 2014, the Second Amended Credit Facility contained covenants that included, among others:

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

As of March 31, 2014, the Company had $60.0 million of LIBOR loans and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base capacity of $1,434.8 million. As of March 31, 2014, the weighted average interest rate on borrowings under the Second Amended Credit Facility was 1.7%. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of March 31, 2014.
Deferred financing costs. As of March 31, 2014, the Company had $40.3 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at March 31, 2014 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs recorded for the three months ended March 31, 2014 and 2013 was $1.6 million and $0.8 million, respectively. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations.

9. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2014:

(In thousands)
Balance at December 31, 2013	$36,458
Liabilities incurred during period	1,401
Liabilities settled during period(1)	(1,974)
Accretion expense during period(2)	445
Balance at March 31, 2014	$36,330
 ___________________

(1)	Liabilities settled during period represents ARO related to the properties sold in the Sanish Divestiture.

(2)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At March 31, 2014, the current portion of the total ARO balance was approximately $0.5 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
10. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its 2010 Long-Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the three months ended March 31, 2014, the Company assumed annual forfeiture rates by employee group ranging from 0% to 12.7% based on the Company’s forfeiture history for this type of award.
During the three months ended March 31, 2014, employees and non-employee directors of the Company were granted restricted stock awards equal to 588,660 shares of common stock with a $42.55 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three months ended March 31, 2014 and 2013 was $3.9 million and $2.1 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its 2010 Long-Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the three months ended March 31, 2014, the Company assumed an annual forfeiture rate of 3.3% based on the Company’s forfeiture history for the officer employee group receiving PSUs.
During the three months ended March 31, 2014, officers of the Company were granted 158,970 PSUs with a $41.71 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.3 million, respectively, and is included in general and administrative expenses on the Condensed Consolidated Statement of Operations.
Each grant of PSUs is subject to a designated three-year initial performance period. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the performance period. Depending on the Company’s TSR performance relative to the defined peer group, an award recipient will earn between 0% and 200% of the initial PSUs granted. If less than 200% of the initial PSUs granted are earned at the end of the initial three-year performance period, then the performance period will be extended an additional year to give the recipient the opportunity to earn up to an aggregate of 200% of the initial PSUs granted.

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

The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. The key valuation assumptions for the Monte Carlo model are the forecast period, initial value, risk-free interest rate, volatility and correlation coefficients. The risk-free interest rate is the U.S. treasury bond rate on the date of grant that corresponds to the extended performance period. The initial value is the average of the volume weighted average prices for the 30 trading days prior to the start of the performance cycle for the Company and each of its peers. Volatility is the standard deviation of the average percentage in stock price over a historical two-year period for the Company and each of its peers. The correlation coefficients are measures of the strength of the linear relationship between and amongst the Company and its peers estimated based on historical stock price data.
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the three months ended March 31, 2014:

Forecast period (years)	4.00
Risk-free interest rate	1.12%
Oasis stock price volatility	44.49%
Based on these assumptions, the Monte Carlo simulation model resulted in an expected percentage of PSUs earned of 98% for the PSUs granted during the three months ended March 31, 2014.
11. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 37.4% and 37.5%, respectively. These rates were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of March 31, 2014, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at March 31, 2014 recorded in deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
12. Earnings Per Share
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
The following is a calculation of the basic and diluted weighted-average shares outstanding for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Basic weighted average common shares outstanding	99,560	92,375
Dilution effect of stock awards at end of period	489	276
Diluted weighted average common shares outstanding	100,049	92,651
Anti-dilutive stock-based compensation awards	1,047	778

Issuance of common stock. On December 9, 2013, the Company completed a public offering of 7,000,000 shares of its common stock, par value $0.01 per share, at an offering price of $44.94 per share. Net proceeds from the offering were $314.4 million, after deducting offering expenses, of which $70,000 is included in common stock and $314.3 million is included in additional paid-in capital on the Company’s Consolidated Balance Sheet. The Company used the net proceeds to repay outstanding indebtedness under its Second Amended Credit Facility, to fund its exploration, development and acquisition program and for general corporate purposes.

13. Business Segment Information

The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services provided by OPM. Revenues for the exploration and production segment are primarily derived from the sale of oil and natural gas production. In the first quarter of 2012, the Company began its well services business segment (OWS) to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services, related product sales and tool rentals. In the first quarter of 2013, the Company formed its midstream services business segment (OMS) to perform salt water disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from providing salt water disposal services. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. These segments represent the Company’s three current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less expenses. Summarized financial information for the Company’s segments is shown in the following table:

	Exploration and Production	Well Services	Midstream Services	Consolidated
	(In thousands)
Three Months Ended March 31, 2014:
Revenues	$331,847	$52,406	$9,353	$393,606
Inter-segment revenues	—	(36,579)	(7,508)	(44,087)
Total revenues	331,847	15,827	1,845	349,519
Operating income	326,533	1,620	927	329,080
Other income (expense)	(57,660)	52	—	(57,608)
Income before income taxes	268,873	1,672	927	271,472

Three Months Ended March 31, 2013:
Revenues	$241,652	$35,768	$4,820	$282,240
Inter-segment revenues	—	(30,054)	(3,882)	(33,936)
Total revenues	241,652	5,714	938	248,304
Operating income	114,885	2,563	505	117,953
Other income (expense)	(35,019)	4	—	(35,015)
Income before income taxes	79,866	2,567	505	82,938

Total Assets:
As of March 31, 2014	$4,603,244	$76,929	$111,911	$4,792,084
As of December 31, 2013	4,532,264	70,708	108,952	4,711,924
14. Commitments and Contingencies
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at March 31, 2014 were $10.4 million.
Drilling contracts. As of March 31, 2014, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $19.8 million as of March 31, 2014 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of March 31, 2014, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 8.1 MMBbl and 11.4 Bcf from its Williston Basin project areas within specified timeframes, all of which are less than five years. Future obligations under these agreements were approximately $43.7 million as of March 31, 2014.
Water purchase agreements. As of March 31, 2014, the Company had certain agreements for the purchase of freshwater with an aggregate future obligation of approximately $5.0 million.

Cost sharing agreements. As of March 31, 2014, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future obligation under these agreements was $11.1 million as of March 31, 2014.
Investment commitment. As of March 31, 2014, the Company had a remaining capital spending commitment of $6.9 million in connection with drilling and completion activities that the Company agreed to fund for certain wells that were part of the Company’s acquisitions of oil and natural gas properties in its East Nesson project area during the third quarter of 2013.
Litigation. The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to the Company cannot be predicted with certainty, the Company believes that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When the Company determines that a loss is probable of occurring and is reasonably estimable, the Company accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Company discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) carrying crude oil (the “Train”) derailed in Lac-Mégantic, Quebec. In March 2014, Oasis Petroleum Inc. and OP LLC were added to a group of over fifty named defendants, including other crude oil producers as well as the Canadian Pacific Railway, MMA and certain of its affiliates, owners and transloaders of the crude oil carried by the Train, several lessors of tank cars, and the Attorney General of Canada, in a motion filed in Quebec Superior Court to authorize a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs for claims arising out of the derailment of the Train (Yannick Gagne, etc., et al. v. Rail World, Inc., etc., et al., Case No. 48006000001132). The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.
The Company believes that all claims against Oasis Petroleum Inc. and OP LLC in connection with the derailment of the Train in Lac-Mégantic, Quebec are without merit and intends to vigorously defend against them.

15. Condensed Consolidating Financial Information
The Notes (see Note 8) are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s immaterial wholly-owned subsidiaries do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
The following financial information reflects consolidating financial information of the parent company, Oasis Petroleum Inc. (“Issuer”), and its Guarantors on a combined basis, prepared on the equity basis of accounting. The Non-Guarantor Subsidiaries are immaterial and, therefore, not presented separately. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantors.

Condensed Consolidating Balance Sheet (In thousands, except share data)

	March 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$936	$55,362	$—	$56,298
Accounts receivable – oil and gas revenues	—	202,749	—	202,749
Accounts receivable – joint interest partners	—	134,553	—	134,553
Accounts receivable – affiliates	770	12,802	(13,572)	—
Inventory	—	19,862	—	19,862
Prepaid expenses	159	24,291	—	24,450
Deferred income taxes	—	8,484	—	8,484
Derivative instruments	—	778	—	778
Advances to joint interest partners	—	214	—	214
Other current assets	—	420	—	420
Total current assets	1,865	459,515	(13,572)	447,808
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	4,820,902	—	4,820,902
Other property and equipment	—	200,158	—	200,158
Less: accumulated depreciation, depletion, amortization and impairment	—	(723,429)	—	(723,429)
Total property, plant and equipment, net	—	4,297,631	—	4,297,631
Investments in and advances to subsidiaries	3,621,362	—	(3,621,362)	—
Derivative instruments	—	470	—	470
Deferred income taxes	101,341	—	(101,341)	—
Deferred costs and other assets	32,862	13,313	—	46,175
Total assets	$3,757,430	$4,770,929	$(3,736,275)	$4,792,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$24,516	$—	$24,516
Accounts payable – affiliates	12,802	770	(13,572)	—
Revenues and production taxes payable	—	183,120	—	183,120
Accrued liabilities	119	282,905	—	283,024
Accrued interest payable	24,527	35	—	24,562
Derivative instruments	—	20,663	—	20,663
Advances from joint interest partners	—	10,931	—	10,931
Other current liabilities	—	2,766	—	2,766
Total current liabilities	37,448	525,706	(13,572)	549,582
Long-term debt	2,200,000	60,000	—	2,260,000
Deferred income taxes	—	525,390	(101,341)	424,049
Asset retirement obligations	—	35,790	—	35,790
Derivative instruments	—	679	—	679
Other liabilities	—	2,002	—	2,002
Total liabilities	2,237,448	1,149,567	(114,913)	3,272,102
Stockholders’ equity
Capital contributions from affiliates	—	2,904,739	(2,904,739)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,416,749 issued	999	—	—	999
Treasury stock, at cost: 238,453 shares	(8,387)	—	—	(8,387)
Additional paid-in capital	989,525	8,743	(8,743)	989,525
Retained earnings	537,845	707,880	(707,880)	537,845
Total stockholders’ equity	1,519,982	3,621,362	(3,621,362)	1,519,982
Total liabilities and stockholders’ equity	$3,757,430	$4,770,929	$(3,736,275)	$4,792,084

Condensed Consolidating Balance Sheet
(In thousands, except share data)

	December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,277	$57,624	$—	$91,901
Accounts receivable – oil and gas revenues	—	175,653	—	175,653
Accounts receivable – joint interest partners	—	139,459	—	139,459
Accounts receivable – affiliates	770	9,100	(9,870)	—
Inventory	—	20,652	—	20,652
Prepaid expenses	318	9,873	—	10,191
Deferred income taxes	—	6,335	—	6,335
Derivative instruments	—	2,264	—	2,264
Advances to joint interest partners	—	760	—	760
Other current assets	—	391	—	391
Total current assets	35,365	422,111	(9,870)	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	4,528,958	—	4,528,958
Other property and equipment	—	188,468	—	188,468
Less: accumulated depreciation, depletion, amortization and impairment	—	(637,676)	—	(637,676)
Total property, plant and equipment, net	—	4,079,750	—	4,079,750
Assets held for sale	—	137,066	—	137,066
Investments in and advances to subsidiaries	3,450,668	—	(3,450,668)	—
Derivative instruments	—	1,333	—	1,333
Deferred income taxes	85,288	—	(85,288)	—
Deferred costs and other assets	33,983	12,186	—	46,169
Total assets	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$8,920	$—	$8,920
Accounts payable – affiliates	9,100	770	(9,870)	—
Revenues and production taxes payable	—	146,741	—	146,741
Accrued liabilities	33	241,797	—	241,830
Accrued interest payable	47,622	288	—	47,910
Derivative instruments	—	8,188	—	8,188
Advances from joint interest partners	—	12,829	—	12,829
Total current liabilities	56,755	419,533	(9,870)	466,418
Long-term debt	2,200,000	335,570	—	2,535,570
Deferred income taxes	—	408,435	(85,288)	323,147
Asset retirement obligations	—	35,918	—	35,918
Derivative instruments	—	139	—	139
Other liabilities	—	2,183	—	2,183
Total liabilities	2,256,755	1,201,778	(95,158)	3,363,375
Stockholders’ equity
Capital contributions from affiliates	—	2,930,978	(2,930,978)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 100,866,589 issued	996	—	—	996
Treasury stock, at cost: 167,155 shares	(5,362)	—	—	(5,362)
Additional paid-in capital	985,023	8,743	(8,743)	985,023
Retained earnings	367,892	510,947	(510,947)	367,892
Total stockholders’ equity	1,348,549	3,450,668	(3,450,668)	1,348,549
Total liabilities and stockholders’ equity	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$331,847	$—	$331,847
Well services and midstream revenues	—	17,672	—	17,672
Total revenues	—	349,519	—	349,519
Expenses
Lease operating expenses	—	39,989	—	39,989
Well services and midstream operating expenses	—	10,920	—	10,920
Marketing, transportation and gathering expenses	—	5,186	—	5,186
Production taxes	—	31,803	—	31,803
Depreciation, depletion and amortization	—	91,272	—	91,272
Exploration expenses	—	380	—	380
Impairment of oil and gas properties	—	762	—	762
General and administrative expenses	5,612	17,908	—	23,520
Total expenses	5,612	198,220	—	203,832
Gain on sale of properties	—	183,393	—	183,393
Operating income (loss)	(5,612)	334,692	—	329,080
Other income (expense)
Equity in earnings in subsidiaries	196,933	—	(196,933)	—
Net loss on derivative instruments	—	(17,603)	—	(17,603)
Interest expense, net of capitalized interest	(37,424)	(2,734)	—	(40,158)
Other income (expense)	3	150	—	153
Total other income (expense)	159,512	(20,187)	(196,933)	(57,608)
Income before income taxes	153,900	314,505	(196,933)	271,472
Income tax benefit (expense)	16,053	(117,572)	—	(101,519)
Net income	$169,953	$196,933	$(196,933)	$169,953

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended March 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$241,651	$—	$241,651
Well services and midstream revenues	—	6,653	—	6,653
Total revenues	—	248,304	—	248,304
Expenses
Lease operating expenses	—	19,489	—	19,489
Well services and midstream operating expenses	—	2,914	—	2,914
Marketing, transportation and gathering expenses	—	3,389	—	3,389
Production taxes	—	22,089	—	22,089
Depreciation, depletion and amortization	—	66,261	—	66,261
Exploration expenses	—	1,857	—	1,857
Impairment of oil and gas properties	—	498	—	498
General and administrative expenses	2,876	10,978	—	13,854
Total expenses	2,876	127,475	—	130,351
Operating income (loss)	(2,876)	120,829	—	117,953
Other income (expense)
Equity in earnings in subsidiaries	66,243	—	(66,243)	—
Net loss on derivative instruments	—	(14,612)	—	(14,612)
Interest expense, net of capitalized interest	(20,518)	(665)	—	(21,183)
Other income (expense)	376	404	—	780
Total other income (expense)	46,101	(14,873)	(66,243)	(35,015)
Income before income taxes	43,225	105,956	(66,243)	82,938
Income tax benefit (expense)	8,626	(39,713)	—	(31,087)
Net income	$51,851	$66,243	$(66,243)	$51,851

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$169,953	$196,933	$(196,933)	$169,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(196,933)	—	196,933	—
Depreciation, depletion and amortization	—	91,272	—	91,272
Gain on sale of properties	—	(183,393)		(183,393)
Impairment of oil and gas properties	—	762	—	762
Deferred income taxes	(16,053)	114,806	—	98,753
Derivative instruments	—	17,603	—	17,603
Stock-based compensation expenses	4,428	77	—	4,505
Debt discount amortization and other	1,123	364	—	1,487
Working capital and other changes:
Change in accounts receivable	—	(12,977)	3,702	(9,275)
Change in inventory	—	790	—	790
Change in prepaid expenses	159	(14,418)	—	(14,259)
Change in other current assets	—	(29)	—	(29)
Change in other assets	—	(1,593)	—	(1,593)
Change in accounts payable and accrued liabilities	(19,307)	52,016	(3,702)	29,007
Change in other current liabilities	—	2,766	—	2,766
Change in other liabilities	—	(82)	—	(82)
Net cash provided by (used in) operating activities	(56,630)	264,897	—	208,267
Cash flows from investing activities:
Capital expenditures	—	(280,895)	—	(280,895)
Proceeds from sale of properties	—	321,943	—	321,943
Costs related to sale of properties	—	(2,010)		(2,010)
Derivative settlements	—	(2,239)	—	(2,239)
Advances from joint interest partners	—	(1,898)	—	(1,898)
Net cash provided by investing activities	—	34,901	—	34,901
Cash flows from financing activities:
Principal payments on revolving credit facility	—	(275,570)	—	(275,570)
Purchases of treasury stock	(3,025)	—	—	(3,025)
Investment in / capital contributions from affiliates	26,490	(26,490)	—	—
Other	(176)	—	—	(176)
Net cash provided by (used in) financing activities	23,289	(302,060)	—	(278,771)
Decrease in cash and cash equivalents	(33,341)	(2,262)	—	(35,603)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$936	$55,362	$—	$56,298

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Three Months Ended March 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$51,851	$66,243	$(66,243)	$51,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(66,243)	—	66,243	—
Depreciation, depletion and amortization	—	66,261	—	66,261
Impairment of oil and gas properties	—	498	—	498
Deferred income taxes	(8,626)	39,613	—	30,987
Derivative instruments	—	14,612	—	14,612
Stock-based compensation expenses	2,278	11	—	2,289
Debt discount amortization and other	644	102	—	746
Working capital and other changes:
Change in accounts receivable	11	(3,740)	369	(3,360)
Change in inventory	—	(8,407)	—	(8,407)
Change in prepaid expenses	157	136	—	293
Change in other current assets	(339)	107	—	(232)
Change in accounts payable and accrued liabilities	(8,286)	23,664	(369)	15,009
Net cash provided by (used in) operating activities	(28,553)	199,100	—	170,547
Cash flows from investing activities:
Capital expenditures	—	(217,819)	—	(217,819)
Derivative settlements	—	1,686	—	1,686
Advances from joint interest partners	—	(1,691)	—	(1,691)
Net cash used in investing activities	—	(217,824)	—	(217,824)
Cash flows from financing activities:
Purchases of treasury stock	(156)	—	—	(156)
Debt issuance costs	—	(25)	—	(25)
Investment in / capital contributions from affiliates	(23,252)	23,252	—	—
Net cash provided by (used in) financing activities	(23,408)	23,227	—	(181)
Increase (decrease) in cash and cash equivalents	(51,961)	4,503	—	(47,458)
Cash and cash equivalents at beginning of period	133,797	79,650	—	213,447
Cash and cash equivalents at end of period	$81,836	$84,153	$—	$165,989

16. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Lease obligations. In April 2014, the Company entered into an amendment to its lease agreement for office space, which increased its total rental commitments under leases to $27.6 million as of the date of this report.
Drilling contracts. In April 2014, the Company entered into additional drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $21.9 million as of the date of this report.
Derivative instruments. In April 2014, the Company entered into new swap agreements, which settle monthly based on the WTI crude oil index price, for a total notional amount of 1,092,000 barrels in 2015. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Item 1A. “Risk Factors” in our 2013 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided an entry foothold in a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives. In addition, the acquisition of non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis.
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
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk, and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of March 31, 2014, we were flowing approximately 75% of our gross operated oil production through these gathering systems.

Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and gas reserves. As a result of higher commodity prices and continued successes in the application of completion technologies in the Bakken and Three Forks formations, there were approximately 199 active drilling rigs in the Williston Basin at March 31, 2014. Although additional Williston Basin transportation takeaway capacity was added in recent years, production also increased due to the elevated drilling activity. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil in the first half of 2012. In the third quarter of 2012, our average price differentials relative to WTI began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012 and into the first quarter of 2013, average price differentials continued to narrow, primarily due to our ability to access premium coastal markets by rail. As the premium received in coastal markets contracted during the second and third quarters of 2013, our average price differentials relative to WTI increased. In the fourth quarter of 2013 and into the first quarter of 2014, our average price differentials relative to WTI continued to increase due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. More recently, the pipeline market has strengthened, and our price differentials to WTI have decreased. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
First Quarter 2014 Highlights:

•	We completed and placed on production 40 gross (29.9 net) operated wells in the Williston Basin during the three months ended March 31, 2014;

•	We had 47 gross operated wells awaiting completion and 19 gross operated wells in the process of being drilled in the Bakken and Three Forks formations at March 31, 2014;

•	Average daily production was 42,856 Boe per day during the three months ended March 31, 2014;

•	E&P capital expenditures were $297.1 million, consisting primarily of $296.5 million in drilling and completion expenditures during the three months ended March 31, 2014;

•	At March 31, 2014, we had $56.3 million of cash and cash equivalents and had total liquidity of $1,491.1 million, including our $1,500.0 revolving credit facility; and

•
On March 5, 2014, we completed the sale of certain non-operated properties in our Sanish project area and other non-operated leases adjacent to our Sanish position (the “Sanish Divestiture”) for cash proceeds of approximately $321.9 million, which includes, and is subject to further, customary post close adjustments, and recognized a gain of $183.4 million.

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
The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended March 31,
	2014	2013	Change
Operating results (in thousands):
Revenues
Oil	$309,231	$231,675	$77,556
Natural gas	22,616	9,976	12,640
Well services and midstream	17,672	6,653	11,019
Total revenues	349,519	248,304	101,215
Production data:
Oil (MBbls)	3,449	2,482	967
Natural gas (MMcf)	2,448	1,388	1,060
Oil equivalents (MBoe)	3,857	2,714	1,143
Average daily production (Boe/d)	42,856	30,153	12,703
Average sales prices:
Oil, without derivative settlements (per Bbl)	$89.66	$93.33	$(3.67)
Oil, with derivative settlements (per Bbl)(1)	89.01	94.01	(5.00)
Natural gas (per Mcf)(2)	9.24	7.18	2.06
____________________

(1)	Realized prices include gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.

(2)	Natural gas prices include the value for natural gas and natural gas liquids.
Three months ended March 31, 2014 as compared to three months ended March 31, 2013
Our total revenues increased $101.2 million, or 41%, to $349.5 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 12,703 Boe per day, or 42%, to 42,856 Boe per day during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in average daily production sold was primarily a result of our well completions during the twelve months ended March 31, 2014 coupled with our four distinct acquisitions during 2013 of approximately 161,000 net acres in and around our West Williston and East Nesson project areas (the “2013 Acquisitions”), offset by the decline in production in wells that were producing as of March 31, 2013. Average daily production in our West Williston and East Nesson project areas increased by approximately 9,206 Boe per day and 4,596 Boe per day, respectively, during the first quarter of 2014 as compared to the first quarter of 2013. Average daily production in our Sanish project area decreased 1,099 Boe per day during the first quarter of 2014 as compared to the first quarter of 2013 as a result of the Sanish Divestiture during the first quarter of 2014. Average oil sales prices, without derivative settlements, decreased by $3.67/Bbl to an average of $89.66/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $2.06/Mcf to an average of $9.24/Mcf for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The higher production amounts sold increased revenues by $96.5 million and higher natural gas sales prices increased revenues by $2.8 million, partially offset by lower oil sales prices decreasing revenue by $9.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Well services and midstream revenues. Well services revenues increased $10.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in well completion activity, related product sales and tool rentals. Midstream revenues were $1.8 million, a $0.9 million increase period over period, primarily due to increased water volumes flowing through our salt water disposal systems. Well services and midstream revenues represent revenue for third-party working interest owners in OPNA’s operated wells only, as work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation.

Expenses
The following table summarizes our operating expenses for the periods presented:

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$39,989	$19,489	$20,500
Well services and midstream operating expenses	10,920	2,914	8,006
Marketing, transportation and gathering expenses	5,186	3,389	1,797
Production taxes	31,803	22,089	9,714
Depreciation, depletion and amortization	91,272	66,261	25,011
Exploration expenses	380	1,857	(1,477)
Impairment of oil and gas properties	762	498	264
General and administrative expenses	23,520	13,854	9,666
Total expenses	203,832	130,351	73,481
Gain on sale of properties	183,393	—	183,393
Operating income	329,080	117,953	211,127
Other income (expense):
Net loss on derivative instruments	(17,603)	(14,612)	(2,991)
Interest expense, net of capitalized interest	(40,158)	(21,183)	(18,975)
Other income (expense)	153	780	(627)
Total other income (expense)	(57,608)	(35,015)	(22,593)
Income before income taxes	271,472	82,938	188,534
Income tax expense	101,519	31,087	70,432
Net income	$169,953	$51,851	$118,102
Cost and expense (per Boe of production):
Lease operating expenses	$10.37	$7.18	$3.19
Marketing, transportation and gathering expenses	1.34	1.25	0.09
Production taxes	8.25	8.14	0.11
Depreciation, depletion and amortization	23.66	24.42	(0.76)
General and administrative expenses	6.10	5.10	1.00

Three months ended March 31, 2014 compared to three months ended March 31, 2013
Lease operating expenses. Lease operating expenses increased $20.5 million to $40.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our well completions and the 2013 Acquisitions. Lease operating expenses increased primarily driven by increased workover costs, which relate to restoring wells that were down due to winter weather conditions and costs to protect producing wells from wells that are being completed, and which have improved operational performance and minimized downtime in our wells. Lease operating expenses increased from $7.18 per Boe for the three months ended March 31, 2013 to $10.37 per Boe for the three months ended March 31, 2014.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and midstream operating expenses incurred by OMS. The $8.0 million increase for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was attributable to a $7.7 million increase from OWS’ well completion activity and related product sales, and a $0.3 million increase related to midstream services operating expenses.
Marketing, transportation and gathering expenses. The $1.8 million increase for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to increased oil transportation costs associated with having additional wells connected to third-party infrastructure, partially offset by a $0.8 million decrease due to the change in the non-cash valuation adjustments on our oil pipeline imbalances. Excluding these non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.53 and $1.25 for the three months ended March 31, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the three months ended March 31, 2014 and 2013 were 9.6% and 9.1% respectively, as a percentage of oil and natural gas sales. The first quarter 2014 production tax rate was higher than the first quarter 2013 production tax rate primarily due to the decreased weighting of oil revenues on certain new wells in Montana that are subject to lower incentivized production tax rates. For the three months ended March 31, 2014 and 2013, the percentage of our total production that was in North Dakota was 85% and 80%, respectively, with an average production tax rate of approximately 11%.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $25.0 million to $91.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase in DD&A expense for the three months ended March 31, 2014 was a result of the production increases from our wells completed during the twelve months ended March 31, 2014 and the 2013 Acquisitions. The DD&A rate for the three months ended March 31, 2014 was $23.66 per Boe compared to $24.42 per Boe for the three months ended March 31, 2013. In the first two months of 2014, the Company had production from the wells sold in the Sanish Divestiture, but these wells were not depreciated because the assets were held for sale, which lowered DD&A by $0.78 per Boe in the first quarter of 2014.
Impairment of oil and gas properties. During the three months ended March 31, 2014 and 2013, we recorded non-cash impairment charges of $0.8 million and $0.5 million, respectively, for expiring leases. No impairment charges of proved oil and gas properties were recorded for the three months ended March 31, 2014 or 2013.
General and administrative (“G&A”) expenses. Our G&A expenses increased $9.7 million for the three months ended March 31, 2014 from $13.9 million for the three months ended March 31, 2013. Of this increase, approximately $6.8 million related to increased employee compensation expense due to our organizational growth and $2.2 million was due to increased amortization of our restricted stock awards and performance share units quarter over quarter. As of March 31, 2014, we had 461 full-time employees compared to 294 full-time employees as of March 31, 2013.
Gain on sale of properties. We recognized a gain on sale of properties of $183.4 million for the Sanish Divestiture in the first quarter of 2014. No gain or loss on sale of properties was recorded in the first quarter of 2013.
Derivative instruments. As a result of our derivative activities, we incurred a cash settlement net loss of $2.2 million for the three months ended March 31, 2014 and a cash settlement net gain of $1.7 million for the three months ended March 31, 2013. In addition, as a result of forward oil price changes, we recognized a $15.4 million and a $16.3 million non-cash mark-to-market net derivative loss during the three months ended March 31, 2014 and 2013, respectively.
Interest expense. Interest expense increased $19.0 million to $40.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in September 2013 at an interest rate of 6.875% coupled with interest expense incurred on borrowings under our revolving credit facility during the three months ended March 31, 2014. For the three months ended March 31, 2014, the weighted average debt outstanding under our revolving credit facility was $256.0 million and the weighted average interest rate incurred on the outstanding borrowings was 1.8%. There were no borrowings under our revolving credit facility during the three months ended March 31, 2013. Interest capitalized during the three months ended March 31, 2014 and 2013 was $1.6 million and $0.8 million, respectively.

Income taxes. Income tax expense for the three months ended March 31, 2014 and 2013 was recorded at 37.4% and 37.5% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report are proceeds from our senior unsecured notes, borrowings and availability under our revolving credit facility, proceeds from public equity offerings and cash flows from operations. Our primary use of capital has been for the development and acquisition of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings, in order to meet our planned capital expenditures and liquidity requirements. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.

Our cash flows for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$208,267	$170,547
Net cash provided by (used in) investing activities	34,901	(217,824)
Net cash used in financing activities	(278,771)	(181)
Decrease in cash and cash equivalents	$(35,603)	$(47,458)
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
Cash flows provided by operating activities
Net cash provided by operating activities was $208.3 million and $170.5 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash flows provided by operating activities for the period ended March 31, 2014 as compared to 2013 was primarily the result of our 42% increase in oil and natural gas production coupled with an increase in well completion services and related product sales related to non-affiliated working interest owners.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $101.8 million at March 31, 2014. We believe we have adequate liquidity to meet our working capital requirements. As of March 31, 2014, we had $1,491.1 million of liquidity available, including $56.3 million in cash and cash equivalents and $1,434.8 million available under our revolving credit facility. At March 31, 2013, we had a working capital surplus of $83.6 million.
Cash flows provided by and used in investing activities
Net cash provided by investing activities was $34.9 million during the three months ended March 31, 2014. Net cash used in investing activities was $217.8 million during the three months ended March 31, 2013. Net cash provided by investing activities during the three months ended March 31, 2014 was primarily attributable to proceeds of $321.9 million related to the Sanish Divestiture, partially offset by $280.9 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the three months ended March 31, 2013 was primarily attributable to capital expenditures for drilling and development costs.
Our capital expenditures for drilling, development, acquisition, OWS and non-E&P costs are summarized in the following table:

Three Months Ended March 31, 2014
(In thousands)
Project Area:
West Williston	$189,288
East Nesson	107,843
Total E&P capital expenditures(1)	297,131
OWS	6,410
Non-E&P capital expenditures(2)	3,957
Total capital expenditures(3)	$307,498
 ___________________

(1)	Total E&P capital expenditures include $3.1 million for OMS, primarily related to pipelines and salt water disposal wells.

(2)	Non-E&P capital expenditures include such items as administrative capital and capitalized interest.

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

Our total 2014 capital expenditure budget is $1,425 million, which consists of:

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
While we have budgeted $1,425 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, as was the case in 2013, our capital expenditures may be higher than budgeted. We believe that cash on hand, cash flows from operating activities and availability under our revolving credit facility should be sufficient to fund our 2014 capital expenditure budget. However, because the operated wells funded by our 2014 drilling plan represent only a small percentage of our gross potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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
Cash flows used in financing activities
Net cash used in financing activities was $278.8 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, cash used in financing activities was primarily due to principal payments on our revolving credit facility. For both the three months ended March 31, 2014 and 2013, cash was used in financing activities for the purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
Senior unsecured notes. On September 24, 2013, we issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). Interest is payable on the 2022 Notes semi-annually in arrears on each March 15 and September 15, commencing March 15, 2014. The 2022 Notes are guaranteed on a senior unsecured basis by our material subsidiaries. The issuance of these 2022 Notes resulted in net proceeds to us of approximately $983.6 million, which we used to fund a portion of the 2013 Acquisitions.
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
In connection with the issuance of the 2022 Notes, we, along with certain of our subsidiaries, entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the SEC to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes will be freely transferable under the Securities Act. We will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the 2022 Notes issuance date. Under certain circumstances, in lieu of a registered exchange offer, we must use commercially reasonable efforts to file a shelf registration statement for the resale of the 2022 Notes. If we fail to satisfy these obligations on a timely basis, the annual interest borne by the 2022 Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective. We estimate the value of this contingent interest is immaterial at March 31, 2014 and December 31, 2013.
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

Senior secured revolving line of credit. On April 5, 2013, we entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On March 27, 2014, the lenders under our Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base, resulting in an increase to the borrowing base from $1,500.0 million to $1,750.0 million. However, we elected to limit the lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of March 31, 2014.
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
As of March 31, 2014, we had $60.0 million of borrowings and $5.2 million outstanding letters of credit under our Second Amended Credit Facility, resulting in an unused borrowing base capacity of $1,434.8 million.
The Second Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under our Second Amended Credit Facility to be immediately due and payable. As of March 31, 2014, we were in compliance with the financial covenants of our Second Amended Credit Facility.

Fair Value of Financial Instruments
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2013 Annual Report.
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the Securities and Exchange Commission (“SEC”). In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. See Note 14 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2013 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2014, we utilized two-way and three-way costless collar options, swaps and swaps with sub-floors to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be WTI crude oil index price plus the difference between the swap and the sold put strike price.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of March 31, 2014:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2014	Two-way collars	993,500			$90.00	$100.91	$(1,433)
2014	Three-way collars	2,581,500		$70.53	$90.53	$105.13	(339)
2014	Swaps	3,094,500	$96.45				(7,101)
2014	Swaps with sub-floors	1,650,000	$92.60	$70.00			(9,636)
2015	Two-way collars	108,500			$90.00	$99.86	71
2015	Three-way collars	263,500		$70.59	$90.59	$105.25	458
2015	Swaps	3,384,500	$90.27				(2,164)
2015	Swaps with sub-floors	186,000	$92.60	$70.00			(349)
2016	Swaps	186,000	$89.39				399
							$(20,094)
Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at March 31, 2014. At March 31, 2014, we had $60.0 million of borrowings and $5.2 million letters of credit outstanding under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At March 31, 2014, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a margin of 1.5%. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at March 31, 2014.
Most of the counterparties on our derivative instruments currently in place are lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into future derivative instruments with these or other lenders under our Second Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative liability position of $20.1 million at March 31, 2014.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at March 31, 2014.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See Part I, Item 1, Note 14 to our unaudited condensed consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated in this item by reference.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2013 Annual Report. There have been no material changes in our risk factors from those described in our 2013 Annual Report.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 - January 31, 2014	657	$44.47	—	—
February 1 - February 28, 2014	57,168	42.43	—	—
March 1 - March 31, 2014	13,473	42.33	—	—
Total	71,298	$42.43	—	—
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

OASIS PETROLEUM INC.

Date:	May 7, 2014	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.
___________________

(a)	Filed herewith.

(b)	Furnished herewith.