Form 10-Q
period 2014-06-30
Oasis Petroleum Inc.
filed 2014-08-06
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at August 1, 2014: 101,153,956 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$26,957	$91,901
Accounts receivable — oil and gas revenues	216,764	175,653
Accounts receivable — joint interest partners	147,056	139,459
Inventory	17,636	20,652
Prepaid expenses	8,907	10,191
Deferred income taxes	25,390	6,335
Derivative instruments	—	2,264
Advances to joint interest partners	97	760
Other current assets	421	391
Total current assets	443,228	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	5,141,582	4,528,958
Other property and equipment	231,129	188,468
Less: accumulated depreciation, depletion, amortization and impairment	(823,500)	(637,676)
Total property, plant and equipment, net	4,549,211	4,079,750
Assets held for sale	—	137,066
Derivative instruments	—	1,333
Deferred costs and other assets	44,540	46,169
Total assets	$5,036,979	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,402	$8,920
Revenues and production taxes payable	217,414	146,741
Accrued liabilities	288,813	241,830
Accrued interest payable	49,444	47,910
Derivative instruments	62,415	8,188
Advances from joint interest partners	6,910	12,829
Other current liabilities	3,311	—
Total current liabilities	660,709	466,418
Long-term debt	2,300,000	2,535,570
Deferred income taxes	460,897	323,147
Asset retirement obligations	37,542	35,918
Derivative instruments	11,844	139
Other liabilities	1,963	2,183
Total liabilities	3,472,955	3,363,375
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,396,597 and 100,866,589 shares issued at June 30, 2014 and December 31, 2013, respectively	999	996
Treasury stock, at cost: 244,729 and 167,155 shares at June 30, 2014 and December 31, 2013, respectively	(8,677)	(5,362)
Additional paid-in capital	995,024	985,023
Retained earnings	576,678	367,892
Total stockholders’ equity	1,564,024	1,348,549
Total liabilities and stockholders’ equity	$5,036,979	$4,711,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$354,182	$241,842	$686,029	$483,493
Well services and midstream revenues	18,196	12,740	35,868	19,393
Total revenues	372,378	254,582	721,897	502,886
Expenses
Lease operating expenses	40,553	18,266	80,542	37,755
Well services and midstream operating expenses	8,769	6,644	19,689	9,558
Marketing, transportation and gathering expenses	7,114	10,779	12,300	14,168
Production taxes	34,493	21,397	66,296	43,486
Depreciation, depletion and amortization	97,276	66,790	188,548	133,051
Exploration expenses	475	392	855	2,249
Impairment of oil and gas properties	42	208	804	706
General and administrative expenses	20,751	16,656	44,271	30,510
Total expenses	209,473	141,132	413,305	271,483
Gain on sale of properties	3,640	—	187,033	—
Operating income	166,545	113,450	495,625	231,403
Other income (expense)
Net gain (loss) on derivative instruments	(65,570)	12,591	(83,173)	(2,021)
Interest expense, net of capitalized interest	(38,990)	(21,392)	(79,148)	(42,575)
Other income (expense)	135	294	288	1,074
Total other income (expense)	(104,425)	(8,507)	(162,033)	(43,522)
Income before income taxes	62,120	104,943	333,592	187,881
Income tax expense	23,287	37,824	124,806	68,911
Net income	$38,833	$67,119	$208,786	$118,970
Earnings per share:
Basic (Note 12)	$0.39	$0.73	$2.10	$1.29
Diluted (Note 12)	0.39	0.72	2.08	1.28
Weighted average shares outstanding:
Basic (Note 12)	99,663	92,399	99,612	92,387
Diluted (Note 12)	100,260	92,702	100,328	92,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	100,699	$996	167	$(5,362)	$985,023	$367,892	$1,348,549
Fees (2013 issuance of common stock)	—	—	—	—	(176)	—	(176)
Stock-based compensation	531	—	—	—	10,180	—	10,180
Vesting of restricted shares	—	3	—	—	(3)	—	—
Treasury stock – tax withholdings	(78)	—	78	(3,315)	—	—	(3,315)
Net income	—	—	—	—	—	208,786	208,786
Balance as of June 30, 2014	101,152	$999	245	$(8,677)	$995,024	$576,678	$1,564,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$208,786	$118,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	188,548	133,051
Gain on sale of properties	(187,033)	—
Impairment of oil and gas properties	804	706
Deferred income taxes	118,695	67,974
Derivative instruments	83,173	2,021
Stock-based compensation expenses	9,678	5,371
Debt discount amortization and other	3,220	1,753
Working capital and other changes:
Change in accounts receivable	(37,132)	(13,768)
Change in inventory	3,016	(4,200)
Change in prepaid expenses	1,284	(4,402)
Change in other current assets	(30)	330
Change in other assets	(1,477)	—
Change in accounts payable and accrued liabilities	91,543	48,701
Change in other current liabilities	3,311	688
Change in other liabilities	(132)	612
Net cash provided by operating activities	486,254	357,807
Cash flows from investing activities:
Capital expenditures	(606,924)	(428,630)
Acquisition of oil and gas properties	(8,116)	—
Proceeds from sale of properties	324,888	—
Costs related to sale of properties	(2,337)	—
Redemptions of short-term investments	—	25,000
Derivative settlements	(13,644)	2,932
Advances from joint interest partners	(5,919)	(5,593)
Net cash used in investing activities	(312,052)	(406,291)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Principal payments on revolving credit facility	(335,570)	—
Purchases of treasury stock	(3,315)	(364)
Debt issuance costs	(85)	(2,998)
Other	(176)	—
Net cash used in financing activities	(239,146)	(3,362)
Decrease in cash and cash equivalents	(64,944)	(51,846)
Cash and cash equivalents:
Beginning of period	91,901	213,447
End of period	$26,957	$161,601
Supplemental non-cash transactions:
Change in accrued capital expenditures	$51,129	$(6,085)
Change in asset retirement obligations	1,624	3,441
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
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2013 Annual Report other than those noted below.
Recent Accounting Pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP and is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect that adopting this new guidance will have on its financial position, cash flows and results of operations.

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

	June 30, 2014	December 31, 2013
	(In thousands)
Equipment and materials	$7,222	$11,669
Crude oil inventory	10,414	8,983
Total inventory	$17,636	$20,652
4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2014	December 31, 2013
	(In thousands)
Proved oil and gas properties(1)	$4,305,827	$3,713,525
Less: Accumulated depreciation, depletion, amortization and impairment	(787,418)	(612,380)
Proved oil and gas properties, net	3,518,409	3,101,145
Unproved oil and gas properties	835,755	815,433
Total oil and gas properties, net	4,354,164	3,916,578
Other property and equipment	231,129	188,468
Less: Accumulated depreciation	(36,082)	(25,296)
Other property and equipment, net	195,047	163,172
Total property, plant and equipment, net	$4,549,211	$4,079,750
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $33.4 million and $32.6 million at June 30, 2014 and December 31, 2013, respectively.
As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $42,000 and $0.8 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.7 million for the three and six months ended June 30, 2013, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2014 or 2013.
5. Divestiture
On March 5, 2014, the Company completed the sale of certain non-operated properties in its Sanish project area and other non-operated leases adjacent to its Sanish position (the “Sanish Divestiture”) for cash proceeds of approximately $324.9 million, which includes, and is subject to further, customary post close adjustments. The Company recognized a $187.0 million gain on sale of properties in its Condensed Consolidated Statement of Operations for the six months ended June 30, 2014. The transaction was structured as an Internal Revenue Code Section 1031 like-kind exchange for tax purposes and as such did not give rise to any currently taxable gain.
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

	At fair value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Total assets	$742	$—	$—	$742
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$74,259	$—	$74,259
Total liabilities	$—	$74,259	$—	$74,259

	At fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 7)	—	3,597	—	3,597
Total assets	$742	$3,597	$—	$4,339
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$8,327	$—	$8,327
Total liabilities	$—	$8,327	$—	$8,327
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at June 30, 2014 and December 31, 2013. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identified the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars, swaps and deferred premium puts. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $2.5 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At June 30, 2014, the Company’s cash equivalents were all Level 1 assets. The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at June 30, 2014 is $2,300.0 million, which includes $2,200.0 million of senior unsecured notes and $100.0 million of borrowings under the revolving credit facility (see Note 8 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are Level 1 liabilities, is $2,380.0 million at June 30, 2014.
Nonfinancial Assets and Liabilities
Asset retirement obligations. The carrying amount of the Company’s ARO in the Condensed Consolidated Balance Sheet at June 30, 2014 is $38.1 million (see Note 9 – Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2014 or 2013.
7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2014, the Company utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be NYMEX West Texas Intermediate (“WTI”) crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be WTI crude oil index price plus the difference between the swap and the sold put strike price. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI price is below the floor price of the put, the Company receives the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, the Company pays only the premium.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheet as either assets or liabilities measured at fair value (see Note 6 – Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statement of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.
As of June 30, 2014, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI crude oil index price:

							Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices					Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)					(In thousands)
2014	Two-way collars	1,855,500			$94.92	$106.16		$(3,019)
2014	Three-way collars	1,615,500		$70.57	$90.57	$105.20		(3,774)
2014	Swaps	1,858,500	$96.13					(14,339)
2014	Swaps with sub-floors	1,098,000	$92.60	$70.00				(12,194)
2015	Two-way collars	2,388,500			$87.98	$103.21		(2,738)
2015	Three-way collars	263,500		$70.59	$90.59	$105.25		(489)
2015	Swaps	5,263,500	$90.81					(34,657)
2015	Swaps with sub-floors	186,000	$92.60	$70.00				(1,544)
2015	Deferred premium puts	1,086,000			$90.00		$2.55	(549)
2016	Two-way collars	155,000			$86.00	$103.42		92
2016	Swaps	310,000	$90.15					(1,048)
								$(74,259)
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value
Commodity	Balance Sheet Location	June 30, 2014	December 31, 2013
		(In thousands)
Crude oil	Derivative instruments — current assets	$—	$2,264
Crude oil	Derivative instruments — non-current assets	—	1,333
Crude oil	Derivative instruments — current liabilities	(62,415)	(8,188)
Crude oil	Derivative instruments — non-current liabilities	(11,844)	(139)
Total derivative instruments		$(74,259)	$(4,730)
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2014	2013	2014	2013
		(In thousands)
Non-cash change in fair value of derivative instruments	Net gain (loss) on derivative instruments	$(54,165)	$11,345	$(69,529)	$(4,953)
Derivative settlements	Net gain (loss) on derivative instruments	(11,405)	1,246	(13,644)	2,932
Total net gain (loss) on derivative instruments		$(65,570)	$12,591	$(83,173)	$(2,021)
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
The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of June 30, 2014	$22,988	$(22,988)	$—
As of December 31, 2013	22,743	(19,146)	3,597

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of June 30, 2014	$97,247	$(22,988)	$74,259
As of December 31, 2013	27,473	(19,146)	8,327

8. Long-Term Debt
Senior unsecured notes. On September 24, 2013, the Company issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). The issuance of the 2022 Notes resulted in aggregate net proceeds to the Company of $983.6 million. The Company used the proceeds from the 2022 Notes to fund the acquisition of oil and gas properties in its West Williston project area. On June 30, 2014, the Company filed a registration statement on Form S-4 with the SEC to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes will be freely transferable under the Securities Act. The Company will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the 2022 Notes issuance date. Under certain circumstances, in lieu of a registered exchange offer, the Company must use commercially reasonable efforts to file a shelf registration statement for the resale of the 2022 Notes. If the Company fails to satisfy these obligations on a timely basis, the annual interest borne by the 2022 Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective. The Company estimates the value of this contingent interest is immaterial at June 30, 2014 and December 31, 2013.
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
The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively the “Indentures”), among the Company, along with its material subsidiaries (the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”). The Notes are guaranteed on a senior unsecured basis by the Company’s Guarantors. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

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
The Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at June 30, 2014 and December 31, 2013.
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

Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On March 27, 2014, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base, resulting in an increase to the borrowing base from $1,500.0 million to $1,750.0 million. However, the Company elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under the Second Amended Credit Facility is $2,500.0 million as of June 30, 2014.

Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.

Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of June 30, 2014, any outstanding LIBOR and ABR loans bore their respective interest rates plus the applicable margin indicated in the following table:

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
On a quarterly basis, the Company pays a 0.375% (as of June 30, 2014) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of June 30, 2014, the Second Amended Credit Facility contained covenants that included, among others:

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

•
a requirement that the Company maintain a ratio of consolidated EBITDAX (as defined in the Second Amended Credit Facility) to consolidated Interest Expense (as defined in the Second Amended Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter; and

•
a requirement that the Company maintain a Current Ratio (as defined in the Second Amended Credit Facility) of consolidated current assets (including unused borrowing base capacity and with exclusions as described in the Second Amended Credit Facility) to consolidated current liabilities (with exclusions as described in the Second Amended Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter.

The Second Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Second Amended Credit Facility to be immediately due and payable.

As of June 30, 2014, the Company had $100.0 million of LIBOR loans and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base capacity of $1,394.8 million. As of June 30, 2014, the weighted average interest rate was 1.7% on borrowings outstanding under the Second Amended Credit Facility. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of June 30, 2014.
Deferred financing costs. As of June 30, 2014, the Company had $38.7 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at June 30, 2014 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs recorded for the three and six months ended June 30, 2014 was $1.6 million and $3.2 million, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2013, respectively. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations.
9. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2014:

(In thousands)
Balance at December 31, 2013	$36,458
Liabilities incurred during period	2,689
Liabilities settled during period(1)	(1,974)
Accretion expense during period(2)	909
Balance at June 30, 2014	$38,082
 ___________________

(1)	Liabilities settled during period represents ARO related to the properties sold in the Sanish Divestiture.

(2)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At June 30, 2014, the current portion of the total ARO balance was approximately $0.5 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
10. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the six months ended June 30, 2014, the Company assumed annual forfeiture rates by employee group ranging from 0% to 12.7% based on the Company’s forfeiture history for this type of award.
During the six months ended June 30, 2014, employees and non-employee directors of the Company were granted restricted stock awards equal to 621,770 shares of common stock with a $42.67 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three and six months ended June 30, 2014 was $4.3 million and $8.2 million, respectively, and was $2.6 million and $4.6 million for three and six months ended June 30, 2013, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the six months ended June 30, 2014, the Company assumed an annual forfeiture rate of 3.3% based on the Company’s forfeiture history for the officer employee group receiving PSUs.
During the six months ended June 30, 2014, officers of the Company were granted 158,970 PSUs with a $41.71 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three and six months ended June 30, 2014 was $0.9 million and $1.5 million, respectively, and is included in general and administrative expenses on the Condensed Consolidated Statement of Operations. Stock-based compensation expense recorded for PSUs for the three and six months ended June 30, 2013 was $0.5 million and $0.8 million, respectively.

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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the six months ended June 30, 2014:

Forecast period (years)	4.00
Risk-free interest rate	1.12%
Oasis stock price volatility	44.49%
Based on these assumptions, the Monte Carlo simulation model resulted in an expected percentage of PSUs earned of 98% for the PSUs granted during the six months ended June 30, 2014.
11. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2014 was 37.5% and 37.4%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2013 was 36.0% and 36.7%, respectively. These rates were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of June 30, 2014, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at June 30, 2014 recorded in deferred taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2014, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
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

The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Basic weighted average common shares outstanding	99,663	92,399	99,612	92,387
Dilution effect of stock awards at end of period	597	303	716	425
Diluted weighted average common shares outstanding	100,260	92,702	100,328	92,812
Anti-dilutive stock-based compensation awards	1,115	914	909	711

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

13. Business Segment Information

The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services provided by OPM. Revenues for the exploration and production segment are primarily derived from the sale of oil and natural gas production. In the first quarter of 2012, the Company began its well services business segment (OWS) to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services, related product sales and tool rentals. In the first quarter of 2013, the Company formed its midstream services business segment (OMS) to perform salt water disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from providing salt water disposal services and fresh water sales. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. These segments represent the Company’s three current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less expenses. The following table summarizes financial information for the Company’s segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Consolidated
	(In thousands)
Three months ended June 30, 2014:
Revenues	$354,183	$58,447	$13,478	$426,108
Inter-segment revenues	—	(43,570)	(10,160)	(53,730)
Total revenues	354,183	14,877	3,318	372,378
Operating income	158,353	6,858	1,334	166,545
Other income (expense)	(104,448)	23	—	(104,425)
Income before income taxes	53,905	6,881	1,334	62,120

Three months ended June 30, 2013:
Revenues	$241,842	$31,382	$7,035	$280,259
Inter-segment revenues	—	(19,921)	(5,756)	(25,677)
Total revenues	241,842	11,461	1,279	254,582
Operating income	105,459	3,310	4,681	113,450
Other income (expense)	(8,511)	4	—	(8,507)
Income before income taxes	96,948	3,314	4,681	104,943

Six months ended June 30, 2014:
Revenues	$686,030	$110,853	$22,831	$819,714
Inter-segment revenues	—	(80,149)	(17,668)	(97,817)
Total revenues	686,030	30,704	5,163	721,897
Operating income	484,886	8,478	2,261	495,625
Other income (expense)	(162,108)	75	—	(162,033)
Income before income taxes	322,778	8,553	2,261	333,592

Six months ended June 30, 2013:
Revenues	$483,493	$67,150	$11,855	$562,498
Inter-segment revenues	—	(49,975)	(9,637)	(59,612)
Total revenues	483,493	17,175	2,218	502,886
Operating income	218,357	5,873	7,173	231,403
Other income (expense)	(43,530)	8	—	(43,522)
Income before income taxes	174,827	5,881	7,173	187,881

Total assets:
As of June 30, 2014	$4,844,196	$77,050	$115,733	$5,036,979
As of December 31, 2013	4,532,264	70,708	108,952	4,711,924
14. Commitments and Contingencies
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at June 30, 2014 were $27.4 million.
Drilling contracts. As of June 30, 2014, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $35.0 million as of June 30, 2014 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of June 30, 2014, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 35.7 MMBbl and 10.4 Bcf from its Williston Basin project areas within specified timeframes, all of which are less than ten years. Future obligations under these agreements were approximately $179.8 million as of June 30, 2014.

Water purchase agreements. As of June 30, 2014, the Company had certain agreements for the purchase of freshwater with an aggregate future obligation of approximately $4.2 million.
Cost sharing agreements. As of June 30, 2014, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future obligation under these agreements was $11.1 million as of June 30, 2014.
Investment commitment. As of June 30, 2014, the Company had a remaining capital spending commitment of $7.0 million in connection with drilling and completion activities that the Company agreed to fund for certain wells that were part of the Company’s acquisitions of oil and natural gas properties in its East Nesson project area during the third quarter of 2013.
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

Condensed Consolidating Balance Sheet (In thousands, except share data)

	June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,603	$25,354	$—	$26,957
Accounts receivable – oil and gas revenues	—	216,764	—	216,764
Accounts receivable – joint interest partners	—	147,056	—	147,056
Accounts receivable – affiliates	781	13,416	(14,197)	—
Inventory	—	17,636	—	17,636
Prepaid expenses	—	8,907	—	8,907
Deferred income taxes	—	25,390	—	25,390
Advances to joint interest partners	—	97	—	97
Other current assets	—	421	—	421
Total current assets	2,384	455,041	(14,197)	443,228
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	5,141,582	—	5,141,582
Other property and equipment	—	231,129	—	231,129
Less: accumulated depreciation, depletion, amortization and impairment	—	(823,500)	—	(823,500)
Total property, plant and equipment, net	—	4,549,211	—	4,549,211
Investments in and advances to subsidiaries	3,675,495	—	(3,675,495)	—
Deferred income taxes	117,199	—	(117,199)	—
Deferred costs and other assets	31,726	12,814	—	44,540
Total assets	$3,826,804	$5,017,066	$(3,806,891)	$5,036,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$32,402	$—	$32,402
Accounts payable – affiliates	13,416	781	(14,197)	—
Revenues and production taxes payable	—	217,414	—	217,414
Accrued liabilities	24	288,789	—	288,813
Accrued interest payable	49,340	104	—	49,444
Derivative instruments	—	62,415	—	62,415
Advances from joint interest partners	—	6,910	—	6,910
Other current liabilities	—	3,311	—	3,311
Total current liabilities	62,780	612,126	(14,197)	660,709
Long-term debt	2,200,000	100,000	—	2,300,000
Deferred income taxes	—	578,096	(117,199)	460,897
Asset retirement obligations	—	37,542	—	37,542
Derivative instruments	—	11,844	—	11,844
Other liabilities	—	1,963	—	1,963
Total liabilities	2,262,780	1,341,571	(131,396)	3,472,955
Stockholders’ equity
Capital contributions from affiliates	—	2,893,387	(2,893,387)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,396,597 issued	999	—	—	999
Treasury stock, at cost: 244,729 shares	(8,677)	—	—	(8,677)
Additional paid-in capital	995,024	8,743	(8,743)	995,024
Retained earnings	576,678	773,365	(773,365)	576,678
Total stockholders’ equity	1,564,024	3,675,495	(3,675,495)	1,564,024
Total liabilities and stockholders’ equity	$3,826,804	$5,017,066	$(3,806,891)	$5,036,979

Condensed Consolidating Balance Sheet
(In thousands, except share data)

	December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,277	$57,624	$—	$91,901
Accounts receivable – oil and gas revenues	—	175,653	—	175,653
Accounts receivable – joint interest partners	—	139,459	—	139,459
Accounts receivable – affiliates	770	9,100	(9,870)	—
Inventory	—	20,652	—	20,652
Prepaid expenses	318	9,873	—	10,191
Deferred income taxes	—	6,335	—	6,335
Derivative instruments	—	2,264	—	2,264
Advances to joint interest partners	—	760	—	760
Other current assets	—	391	—	391
Total current assets	35,365	422,111	(9,870)	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	4,528,958	—	4,528,958
Other property and equipment	—	188,468	—	188,468
Less: accumulated depreciation, depletion, amortization and impairment	—	(637,676)	—	(637,676)
Total property, plant and equipment, net	—	4,079,750	—	4,079,750
Assets held for sale	—	137,066	—	137,066
Investments in and advances to subsidiaries	3,450,668	—	(3,450,668)	—
Derivative instruments	—	1,333	—	1,333
Deferred income taxes	85,288	—	(85,288)	—
Deferred costs and other assets	33,983	12,186	—	46,169
Total assets	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$8,920	$—	$8,920
Accounts payable – affiliates	9,100	770	(9,870)	—
Revenues and production taxes payable	—	146,741	—	146,741
Accrued liabilities	33	241,797	—	241,830
Accrued interest payable	47,622	288	—	47,910
Derivative instruments	—	8,188	—	8,188
Advances from joint interest partners	—	12,829	—	12,829
Total current liabilities	56,755	419,533	(9,870)	466,418
Long-term debt	2,200,000	335,570	—	2,535,570
Deferred income taxes	—	408,435	(85,288)	323,147
Asset retirement obligations	—	35,918	—	35,918
Derivative instruments	—	139	—	139
Other liabilities	—	2,183	—	2,183
Total liabilities	2,256,755	1,201,778	(95,158)	3,363,375
Stockholders’ equity
Capital contributions from affiliates	—	2,930,978	(2,930,978)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 100,866,589 issued	996	—	—	996
Treasury stock, at cost: 167,155 shares	(5,362)	—	—	(5,362)
Additional paid-in capital	985,023	8,743	(8,743)	985,023
Retained earnings	367,892	510,947	(510,947)	367,892
Total stockholders’ equity	1,348,549	3,450,668	(3,450,668)	1,348,549
Total liabilities and stockholders’ equity	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$354,182	$—	$354,182
Well services and midstream revenues	—	18,196	—	18,196
Total revenues	—	372,378	—	372,378
Expenses
Lease operating expenses	—	40,553	—	40,553
Well services and midstream operating expenses	—	8,769	—	8,769
Marketing, transportation and gathering expenses	—	7,114	—	7,114
Production taxes	—	34,493	—	34,493
Depreciation, depletion and amortization	—	97,276	—	97,276
Exploration expenses	—	475	—	475
Impairment of oil and gas properties	—	42	—	42
General and administrative expenses	5,805	14,946	—	20,751
Total expenses	5,805	203,668	—	209,473
Gain on sale of properties	—	3,640	—	3,640
Operating income (loss)	(5,805)	172,350	—	166,545
Other income (expense)
Equity in earnings in subsidiaries	65,485	—	(65,485)	—
Net loss on derivative instruments	—	(65,570)	—	(65,570)
Interest expense, net of capitalized interest	(36,705)	(2,285)	—	(38,990)
Other income (expense)	—	135	—	135
Total other income (expense)	28,780	(67,720)	(65,485)	(104,425)
Income before income taxes	22,975	104,630	(65,485)	62,120
Income tax benefit (expense)	15,858	(39,145)	—	(23,287)
Net income	$38,833	$65,485	$(65,485)	$38,833

Condensed Consolidating Statement of Operations
(In thousands)

	Three Months Ended June 30, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$241,842	$—	$241,842
Well services and midstream revenues	—	12,740	—	12,740
Total revenues	—	254,582	—	254,582
Expenses
Lease operating expenses	—	18,266	—	18,266
Well services and midstream operating expenses	—	6,644	—	6,644
Marketing, transportation and gathering expenses	—	10,779	—	10,779
Production taxes	—	21,397	—	21,397
Depreciation, depletion and amortization	—	66,790	—	66,790
Exploration expenses	—	392	—	392
Impairment of oil and gas properties	—	208	—	208
General and administrative expenses	3,524	13,132	—	16,656
Total expenses	3,524	137,608	—	141,132
Operating income (loss)	(3,524)	116,974	—	113,450
Other income (expense)
Equity in earnings in subsidiaries	82,506	—	(82,506)	—
Net gain on derivative instruments	—	12,591	—	12,591
Interest expense, net of capitalized interest	(20,159)	(1,233)	—	(21,392)
Other income (expense)	(738)	1,032	—	294
Total other income (expense)	61,609	12,390	(82,506)	(8,507)
Income before income taxes	58,085	129,364	(82,506)	104,943
Income tax benefit (expense)	9,034	(46,858)	—	(37,824)
Net income	$67,119	$82,506	$(82,506)	$67,119

Condensed Consolidating Statement of Operations
(In thousands)

	Six Months Ended June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$686,029	$—	$686,029
Well services and midstream revenues	—	35,868	—	35,868
Total revenues	—	721,897	—	721,897
Expenses
Lease operating expenses	—	80,542	—	80,542
Well services and midstream operating expenses	—	19,689	—	19,689
Marketing, transportation and gathering expenses	—	12,300	—	12,300
Production taxes	—	66,296	—	66,296
Depreciation, depletion and amortization	—	188,548	—	188,548
Exploration expenses	—	855	—	855
Impairment of oil and gas properties	—	804	—	804
General and administrative expenses	11,417	32,854	—	44,271
Total expenses	11,417	401,888	—	413,305
Gain on sale of properties	—	187,033	—	187,033
Operating income (loss)	(11,417)	507,042	—	495,625
Other income (expense)
Equity in earnings in subsidiaries	262,418	—	(262,418)	—
Net loss on derivative instruments	—	(83,173)	—	(83,173)
Interest expense, net of capitalized interest	(74,129)	(5,019)	—	(79,148)
Other income (expense)	3	285	—	288
Total other income (expense)	188,292	(87,907)	(262,418)	(162,033)
Income before income taxes	176,875	419,135	(262,418)	333,592
Income tax benefit (expense)	31,911	(156,717)	—	(124,806)
Net income	$208,786	$262,418	$(262,418)	$208,786

Condensed Consolidating Statement of Operations (In thousands)

	Six Months Ended June 30, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Revenues
Oil and gas revenues	$—	$483,493	$—	$483,493
Well services and midstream revenues	—	19,393	—	19,393
Total revenues	—	502,886	—	502,886
Expenses
Lease operating expenses	—	37,755	—	37,755
Well services and midstream operating expenses	—	9,558	—	9,558
Marketing, transportation and gathering expenses	—	14,168	—	14,168
Production taxes	—	43,486	—	43,486
Depreciation, depletion and amortization	—	133,051	—	133,051
Exploration expenses	—	2,249	—	2,249
Impairment of oil and gas properties	—	706	—	706
General and administrative expenses	6,400	24,110	—	30,510
Total expenses	6,400	265,083	—	271,483
Operating income (loss)	(6,400)	237,803	—	231,403
Other income (expense)
Equity in earnings in subsidiaries	148,751	—	(148,751)	—
Net loss on derivative instruments	—	(2,021)	—	(2,021)
Interest expense, net of capitalized interest	(40,678)	(1,897)	—	(42,575)
Other income (expense)	(363)	1,437	—	1,074
Total other income (expense)	107,710	(2,481)	(148,751)	(43,522)
Income before income taxes	101,310	235,322	(148,751)	187,881
Income tax benefit (expense)	17,660	(86,571)	—	(68,911)
Net income	$118,970	$148,751	$(148,751)	$118,970

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$208,786	$262,418	$(262,418)	$208,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(262,418)	—	262,418	—
Depreciation, depletion and amortization	—	188,548	—	188,548
Gain on sale of properties	—	(187,033)		(187,033)
Impairment of oil and gas properties	—	804	—	804
Deferred income taxes	(31,911)	150,606	—	118,695
Derivative instruments	—	83,173	—	83,173
Stock-based compensation expenses	9,522	156	—	9,678
Debt discount amortization and other	2,255	965	—	3,220
Working capital and other changes:
Change in accounts receivable	(11)	(41,448)	4,327	(37,132)
Change in inventory	—	3,016	—	3,016
Change in prepaid expenses	318	966	—	1,284
Change in other current assets	—	(30)	—	(30)
Change in other assets	—	(1,477)	—	(1,477)
Change in accounts payable and accrued liabilities	6,025	89,845	(4,327)	91,543
Change in other current liabilities	—	3,311	—	3,311
Change in other liabilities	—	(132)	—	(132)
Net cash provided by (used in) operating activities	(67,434)	553,688	—	486,254
Cash flows from investing activities:
Capital expenditures	—	(606,924)	—	(606,924)
Acquisition of oil and gas properties	—	(8,116)	—	(8,116)
Proceeds from sale of properties	—	324,888	—	324,888
Costs related to sale of properties	—	(2,337)		(2,337)
Derivative settlements	—	(13,644)	—	(13,644)
Advances from joint interest partners	—	(5,919)	—	(5,919)
Net cash used in investing activities	—	(312,052)	—	(312,052)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	100,000	—	100,000
Principal payments on revolving credit facility	—	(335,570)	—	(335,570)
Purchases of treasury stock	(3,315)	—	—	(3,315)
Debt issuance costs	—	(85)	—	(85)
Investment in / capital contributions from affiliates	38,251	(38,251)	—	—
Other	(176)	—	—	(176)
Net cash provided by (used in) financing activities	34,760	(273,906)	—	(239,146)
Decrease in cash and cash equivalents	(32,674)	(32,270)	—	(64,944)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$1,603	$25,354	$—	$26,957

Condensed Consolidating Statement of Cash Flows
(In thousands)

	Six Months Ended June 30, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Cash flows from operating activities:
Net income	$118,970	$148,751	$(148,751)	$118,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(148,751)	—	148,751	—
Depreciation, depletion and amortization	—	133,051	—	133,051
Impairment of oil and gas properties	—	706	—	706
Deferred income taxes	(17,660)	85,634	—	67,974
Derivative instruments	—	2,021	—	2,021
Stock-based compensation expenses	5,263	108	—	5,371
Debt discount amortization and other	2,189	(436)	—	1,753
Working capital and other changes:
Change in accounts receivable	(461)	(13,972)	665	(13,768)
Change in inventory	—	(4,200)	—	(4,200)
Change in prepaid expenses	313	(4,715)	—	(4,402)
Change in other current assets	232	98	—	330
Change in accounts payable and accrued liabilities	(388)	49,754	(665)	48,701
Change in other current liabilities	—	688	—	688
Change in other liabilities	—	612	—	612
Net cash provided by (used in) operating activities	(40,293)	398,100	—	357,807
Cash flows from investing activities:
Capital expenditures	—	(428,630)	—	(428,630)
Derivative settlements	—	2,932	—	2,932
Redemptions of short-term investments	25,000	—	—	25,000
Advances from joint interest partners	—	(5,593)	—	(5,593)
Net cash provided by (used in) investing activities	25,000	(431,291)	—	(406,291)
Cash flows from financing activities:
Purchases of treasury stock	(364)	—	—	(364)
Debt issuance costs	—	(2,998)	—	(2,998)
Investment in / capital contributions from affiliates	(34,370)	34,370	—	—
Net cash provided by (used in) financing activities	(34,734)	31,372	—	(3,362)
Decrease in cash and cash equivalents	(50,027)	(1,819)	—	(51,846)
Cash and cash equivalents at beginning of period	133,797	79,650	—	213,447
Cash and cash equivalents at end of period	$83,770	$77,831	$—	$161,601

16. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements.

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
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk, and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of June 30, 2014, we were flowing approximately 75% of our gross operated oil production through these gathering systems.

Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and gas reserves. As a result of higher commodity prices and continued successes in the application of completion technologies in the Bakken and Three Forks formations, there were approximately 200 active drilling rigs in the Williston Basin at June 30, 2014. Although additional Williston Basin transportation takeaway capacity was added in recent years, production also increased due to the elevated drilling activity. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil in the first half of 2012. In the third quarter of 2012, our average price differentials relative to WTI began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012 and into the first quarter of 2013, average price differentials continued to narrow, primarily due to our ability to access premium coastal markets by rail. As the premium received in coastal markets contracted during the second and third quarters of 2013, our average price differentials relative to WTI increased. In the fourth quarter of 2013 and into the first quarter of 2014, our average price differentials relative to WTI continued to increase due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. More recently, the pipeline and rail markets have been balanced, and our price differentials to WTI have returned to approximately 8% to 9%. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
Second Quarter 2014 Highlights:

•	We completed and placed on production 41 gross (30.8 net) operated wells in the Williston Basin during the three months ended June 30, 2014;

•
We had approximately 16 rigs running during the second quarter of 2014, and as of June 30, 2014, we had an inventory of gross operated wells waiting on completion of 35 wells in our West Williston project area and 32 wells in our East Nesson project area;

•	Average daily production was 43,668 Boe per day during the three months ended June 30, 2014;

•	E&P capital expenditures were $326.9 million, consisting primarily of $291.0 million in drilling and completion expenditures during the three months ended June 30, 2014;

•	At June 30, 2014, we had $27.0 million of cash and cash equivalents and had total liquidity of $1,421.8 million, including our $1,500.0 revolving credit facility; and

•
Adjusted EBITDA, a non-GAAP financial measure, was $254.7 million for the three months ended June 30, 2014. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our well services and midstream revenues are primarily derived from well completion activity, related product sales and salt water disposal for third-party working interest owners in OPNA’s operated wells.

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Operating results (in thousands):
Revenues
Oil	$334,559	$232,625	$101,934	$643,790	$464,300	$179,490
Natural gas	19,623	9,217	10,406	42,239	19,193	23,046
Well services and midstream	18,196	12,740	5,456	35,868	19,393	16,475
Total revenues	372,378	254,582	117,796	721,897	502,886	219,011
Production data:
Oil (MBbls)	3,541	2,489	1,052	6,990	4,971	2,019
Natural gas (MMcf)	2,596	1,540	1,056	5,045	2,929	2,116
Oil equivalents (MBoe)	3,974	2,746	1,228	7,831	5,459	2,372
Average daily production (Boe/d)	43,668	30,171	13,497	43,264	30,162	13,102
Average sales prices:
Oil, without derivative settlements (per Bbl)(1)	$94.48	$91.15	$3.33	$92.10	$92.24	$(0.14)
Oil, with derivative settlements (per Bbl)(1)(2)	91.26	91.65	(0.39)	90.15	92.83	(2.68)
Natural gas (per Mcf)(3)	7.56	5.98	1.58	8.37	6.55	1.82
____________________

(1)	For the three and six months ended June 30, 2013, average sales prices for oil are calculated using total oil revenues, excluding bulk oil sales of $5.8 million, divided by oil production.

(2)	Realized prices include gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.

(3)	Natural gas prices include the value for natural gas and natural gas liquids.
Three months ended June 30, 2014 as compared to three months ended June 30, 2013
Our total revenues increased $117.8 million, or 46%, to $372.4 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 13,497 Boe per day, or 45%, to 43,668 Boe per day during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in average daily production sold was primarily a result of our well completions during the twelve months ended June 30, 2014 and our four distinct acquisitions during 2013 of approximately 161,000 net acres in and around our West Williston and East Nesson project areas (the “2013 Acquisitions”), offset by the decline in production in wells that were producing as of June 30, 2013. Average daily production in our West Williston and East Nesson project areas increased by 12,124 Boe per day and 3,975 Boe per day, respectively, during the second quarter of 2014 as compared to the second quarter of 2013. Average daily production in our Sanish project area decreased 2,602 Boe per day during the second quarter of 2014 as compared to the second quarter of 2013 as a result of the the sale of certain non-operated properties in our Sanish project area and other non-operated leases adjacent to our Sanish position (the “Sanish Divestiture”) during the first quarter of 2014. Average oil sales prices, without derivative settlements, increased by $3.33/Bbl to an average of $94.48/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $1.58/Mcf to an average of $7.56/Mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The higher production amounts sold increased revenues by $107.4 million and higher oil and natural gas sales prices increased revenues by $10.7 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. In addition, there was a $5.8 million decrease in bulk oil sales related to marketing activities included in oil revenues during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Well services and midstream revenues. Well services revenues increased $3.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to an increase in well completion activity, related product sales and tool rentals. Midstream revenues were $3.3 million, a $2.0 million increase quarter over quarter, primarily due to increased water volumes flowing through our salt water disposal systems and fresh water sales. Well services and midstream revenues represent revenue for third-party working interest owners in OPNA’s operated wells only, as work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation.

Six months ended June 30, 2014 as compared to six months ended June 30, 2013

Our total revenues increased $219.0 million, or 44%, to $721.9 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 13,102 Boe per day, or 43%, to 43,264 Boe per day during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in average daily production sold was primarily a result of our well completions during the twelve months ended June 30, 2014 coupled with the 2013 Acquisitions, offset by the decline in production in wells that were producing as of June 30, 2013. Average daily production in our West Williston and East Nesson project areas increased by 10,674 Boe per day and 4,283 Boe per day, respectively, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Average daily production in our Sanish project area decreased 1,855 Boe per day during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of the Sanish Divestiture during the first quarter of 2014. Average oil sales prices, without derivative settlements, decreased by $0.14/Bbl to an average of $92.10/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $1.82/Mcf to an average of $8.37/Mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The higher production amounts sold increased revenues by $203.6 million, while higher natural gas sales prices, offset by a slight decrease in oil sales prices, increased revenues by $4.6 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. In addition, there was a $5.8 million decrease in bulk oil sales related to marketing activities included in oil revenues during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Well services and midstream revenues. Well services revenues increased $13.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to an increase in well completion activity, related product sales and tool rentals. Midstream revenues were $5.2 million, a $2.9 million increase period over period, primarily due to increased water volumes flowing through our salt water disposal systems and fresh water sales. Well services and midstream revenues represent revenue for third-party working interest owners in OPNA’s operated wells only, as work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation.

Expenses and gain on sale of properties
The following table summarizes our operating and other expenses and our gain on sale of properties for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$40,553	$18,266	$22,287	$80,542	$37,755	$42,787
Well services and midstream operating expenses	8,769	6,644	2,125	19,689	9,558	10,131
Marketing, transportation and gathering expenses	7,114	10,779	(3,665)	12,300	14,168	(1,868)
Production taxes	34,493	21,397	13,096	66,296	43,486	22,810
Depreciation, depletion and amortization	97,276	66,790	30,486	188,548	133,051	55,497
Exploration expenses	475	392	83	855	2,249	(1,394)
Impairment of oil and gas properties	42	208	(166)	804	706	98
General and administrative expenses	20,751	16,656	4,095	44,271	30,510	13,761
Total expenses	209,473	141,132	68,341	413,305	271,483	141,822
Gain on sale of properties	3,640	—	3,640	187,033	—	187,033
Operating income	166,545	113,450	53,095	495,625	231,403	264,222
Other income (expense):
Net gain (loss) on derivative instruments	(65,570)	12,591	(78,161)	(83,173)	(2,021)	(81,152)
Interest expense, net of capitalized interest	(38,990)	(21,392)	(17,598)	(79,148)	(42,575)	(36,573)
Other income (expense)	135	294	(159)	288	1,074	(786)
Total other income (expense)	(104,425)	(8,507)	(95,918)	(162,033)	(43,522)	(118,511)
Income before income taxes	62,120	104,943	(42,823)	333,592	187,881	145,711
Income tax expense	23,287	37,824	(14,537)	124,806	68,911	55,895
Net income	$38,833	$67,119	$(28,286)	$208,786	$118,970	$89,816
Cost and expense (per Boe of production):
Lease operating expenses	$10.21	$6.65	$3.56	$10.29	$6.92	$3.37
Marketing, transportation and gathering expenses	1.79	3.93	(2.14)	1.57	2.60	(1.03)
Production taxes	8.68	7.79	0.89	8.47	7.97	0.50
Depreciation, depletion and amortization	24.48	24.33	0.15	24.08	24.37	(0.29)
General and administrative expenses	5.22	6.07	(0.85)	5.65	5.58	0.07

Three months ended June 30, 2014 as compared to three months ended June 30, 2013
Lease operating expenses. Lease operating expenses increased $22.3 million to $40.6 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our well completions and the 2013 Acquisitions, as well as increased workover costs, which include costs to protect producing wells from wells that are being completed. Lease operating expenses increased from $6.65 per Boe for the three months ended June 30, 2013 to $10.21 per Boe for the three months ended June 30, 2014.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and midstream operating expenses incurred by OMS. The $2.1 million increase for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was attributable to a $0.8 million increase from OWS’ well completion activity and related product sales, and a $1.3 million increase related to midstream services operating expenses.
Marketing, transportation and gathering expenses. The $3.7 million decrease for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to a $5.8 million decrease in bulk oil purchases made by OPM, offset by increased oil transportation costs associated with having additional wells connected to third-party infrastructure. In addition, there was a $0.1 million increase due to the change in the non-cash valuation adjustments on our oil pipeline imbalances. Excluding bulk oil purchases and non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.76 and $1.82 for the three months ended June 30, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the three months ended June 30, 2014 and 2013 were 9.7% and 9.1%, respectively, as a percentage of oil and natural gas sales. The second quarter 2014 production tax rate was higher than the second quarter 2013 production tax rate primarily due to the increased weighting of wells in North Dakota compared to Montana, which has lower production tax rates. For the three months ended June 30, 2014 and 2013, the percentage of our total production located in North Dakota was 86% and 80%, respectively, with an average production tax rate of approximately 10.5%.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $30.5 million to $97.3 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This increase in DD&A expense for the three months ended June 30, 2014 was a result of the production increases from our wells completed during the twelve months ended June 30, 2014 and the 2013 Acquisitions. The DD&A rate for the three months ended June 30, 2014 was $24.48 per Boe compared to $24.33 per Boe for the three months ended June 30, 2013.
Impairment of oil and gas properties. During the three months ended June 30, 2014 and 2013, we recorded non-cash impairment charges of $42,000 and $0.2 million, respectively for expiring leases. No impairment charges of proved oil and gas properties were recorded for the three months ended June 30, 2014 or 2013.
General and administrative (“G&A”) expenses. Our G&A expenses increased $4.1 million for the three months ended June 30, 2014 from $16.7 million for the three months ended June 30, 2013. Of this increase, approximately $3.3 million related to increased employee compensation expense due to our organizational growth and $2.1 million was due to increased amortization of our restricted stock awards and performance share units quarter over quarter. As of June 30, 2014, we had 522 full-time employees compared to 322 full-time employees as of June 30, 2013. There were offsetting decreases to G&A related to OWS and OMS of $1.4 million and $0.4 million, respectively, quarter over quarter.
Gain on sale of properties. During the three months ended June 30, 2014, we recognized a gain on sale of properties of $3.6 million for post close adjustments related to the Sanish Divestiture in the first quarter of 2014. No gain or loss on sale of properties was recorded for the three months ended June 30, 2013.
Derivative instruments. As a result of our derivative activities, we incurred a cash settlement net loss of $11.4 million for the three months ended June 30, 2014 and a cash settlement net gain of $1.2 million for the three months ended June 30, 2013. In addition, as a result of forward oil price changes, we recognized a $54.2 million non-cash mark-to-market net derivative loss during the three months ended June 30, 2014 and an $11.3 million non-cash mark-to-market net derivative gain during the three months ended June 30, 2013.
Interest expense. Interest expense increased $17.6 million to $39.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in September 2013 at an interest rate of 6.875% coupled with interest expense incurred on borrowings under our revolving credit facility during the three months ended June 30, 2014. For the three months ended June 30, 2014, the weighted average debt outstanding under our revolving credit facility was $121.5 million and the weighted average interest rate incurred on the outstanding borrowings was 1.7%. There were no borrowings under our revolving credit facility during the three months ended June 30, 2013. Interest capitalized during the three months ended June 30, 2014 and 2013 was $2.3 million and $1.1 million, respectively.

Income taxes. Income tax expense for the three months ended June 30, 2014 and 2013 was recorded at 37.5% and 36.0% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

Six months ended June 30, 2014 as compared to six months ended June 30, 2013
Lease operating expenses. Lease operating expenses increased $42.8 million to $80.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our well completions and the 2013 Acquisitions, as well as increased workover costs, which relate to restoring wells that were down due to winter weather conditions and costs to protect producing wells from wells that are being completed. Lease operating expenses increased from $6.92 per Boe for the six months ended June 30, 2013 to $10.29 per Boe for the six months ended June 30, 2014.

Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and midstream operating expenses incurred by OMS. The $10.1 million increase for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was attributable to an $8.4 million increase from OWS’ well completion activity and related product sales, and a $1.7 million increase related to midstream services operating expenses.
Marketing, transportation and gathering expenses. The $1.9 million decrease for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to a $5.8 million decrease in bulk oil purchases made by OPM, offset by increased oil transportation costs associated with having additional wells connected to third-party infrastructure. In addition, there was a $0.7 million decrease due to the change in the non-cash valuation adjustments on our oil pipeline imbalances. Excluding bulk oil purchases and non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.65 and $1.52 for the six months ended June 30, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the six months ended June 30, 2014 and 2013 were 9.7% and 9.1%, respectively, as a percentage of oil and natural gas sales. The 2014 production tax rate was higher than the 2013 production tax rate primarily due to the increased weighting of wells in North Dakota compared to Montana, which has lower production tax rates. For the six months ended June 30, 2014 and 2013, the percentage of our total production located in North Dakota was 86% and 80%, respectively, with an average production tax rate of approximately 10.5%.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $55.5 million to $188.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase in DD&A expense for the six months ended June 30, 2014 was a result of the production increases from our wells completed during the twelve months ended June 30, 2014 and the 2013 Acquisitions. The DD&A rate for the six months ended June 30, 2014 was $24.08 per Boe as compared to $24.37 per Boe for the six months ended June 30, 2013. In the first two months of 2014, we had production from the wells sold in the Sanish Divestiture, but these wells were not depreciated because the assets were held for sale, which lowered DD&A by $0.38 per Boe for the six months ended June 30, 2014.
Impairment of oil and gas properties. During the six months ended June 30, 2014 and 2013, we recorded non-cash impairment charges of $0.8 million and $0.7 million, respectively, for expiring leases. No impairment charges of proved oil and gas properties were recorded for the six months ended June 30, 2014 or 2013.
General and administrative (“G&A”) expenses. Our G&A expenses increased $13.8 million for the six months ended June 30, 2014 from $30.5 million for the six months ended June 30, 2013. Of this increase, approximately $10.1 million related to increased employee compensation expense due to our organizational growth and $4.3 million was due to increased amortization of our restricted stock awards and performance share units. As of June 30, 2014, we had 522 full-time employees compared to 322 full-time employees as of June 30, 2013. There were offsetting decreases to G&A related to OWS and OMS of $1.2 million and $1.0 million, respectively, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Gain on sale of properties. We recognized a gain on sale of properties of $187.0 million for the Sanish Divestiture in the six months ended June 30, 2014. No gain or loss on sale of properties was recorded in the six months ended June 30, 2013.
Derivative instruments. As a result of our derivative activities, we incurred a cash settlement net loss of $13.6 million for the six months ended June 30, 2014 and a cash settlement net gain of $2.9 million for the six months ended June 30, 2013. In addition, as a result of forward oil price changes, we recognized a $69.5 million and a $5.0 million non-cash mark-to-market net derivative loss during the six months ended June 30, 2014 and 2013, respectively.
Interest expense. Interest expense increased $36.6 million to $79.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in September 2013 at an interest rate of 6.875% coupled with interest expense incurred on borrowings under our revolving credit facility during the six months ended June 30, 2014. For the six months ended June 30, 2014, the weighted average debt outstanding under our revolving credit facility was $188.4 million and the weighted average interest rate incurred on the outstanding borrowings was 1.7%. There were no borrowings under our revolving credit facility during the six months ended June 30, 2013. Interest capitalized during the six months ended June 30, 2014 and 2013 was $3.8 million and $1.9 million, respectively.

Income taxes. Income tax expense for the six months ended June 30, 2014 and 2013 was recorded at 37.4% and 36.7% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
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
Our cash flows for the six months ended June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$486,254	$357,807
Net cash used in investing activities	(312,052)	(406,291)
Net cash used in financing activities	(239,146)	(3,362)
Decrease in cash and cash equivalents	$(64,944)	$(51,846)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”
Cash flows provided by operating activities
Net cash provided by operating activities was $486.3 million and $357.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash flows provided by operating activities for the period ended June 30, 2014 as compared to 2013 was primarily the result of our 43% increase in oil and natural gas production, coupled with increases in well completion activity, related product sales and salt water disposal for non-affiliated working interest owners in OPNA’s operated wells.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $217.5 million at June 30, 2014. We believe we have adequate liquidity to meet our working capital requirements. As of June 30, 2014, we had $1,421.8 million of liquidity available, including $27.0 million in cash and cash equivalents and $1,394.8 million available under our revolving credit facility. At June 30, 2013, we had a working capital surplus of $55.3 million.
Cash flows used in investing activities
Net cash used in investing activities was $312.1 million and $406.3 million during the six months ended June 30, 2014 and 2013, respectively. Net cash used in investing activities during the six months ended June 30, 2014 was primarily attributable to $606.9 million in capital expenditures primarily for drilling and development costs, partially offset by proceeds of $324.9 million related to the Sanish Divestiture. Net cash used in investing activities during the six months ended June 30, 2013 was primarily attributable to $428.6 million in capital expenditures primarily for drilling and development costs, partially offset by $25.0 million for the redemption of short-term investments.

Our capital expenditures are summarized in the following table:

Six Months Ended June 30, 2014
(In thousands)
Project Area:
West Williston	$412,814
East Nesson	211,213
Total E&P capital expenditures(1)	624,027
OWS	25,313
Non-E&P capital expenditures(2)	9,993
Total capital expenditures(3)	$659,333
 ___________________

(1)	Total E&P capital expenditures include $12.5 million for OMS, primarily related to pipelines and salt water disposal wells.

(2)	Non-E&P capital expenditures include such items as administrative capital and capitalized interest.

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
Cash flows used in financing activities
Net cash used in financing activities was $239.1 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, cash used in financing activities was primarily due to principal payments on our revolving credit facility partially offset by proceeds from borrowings under our revolving credit facility. For the six months ended June 30, 2013, cash used in financing activities was primarily attributable to deferred financing costs related to a second amended and restated credit agreement (the “Second Amended Credit Facility”), which included the semi-annual redetermination of our borrowing base under our revolving credit facility, entered into on April 5, 2013. For both the six months ended June 30, 2014 and 2013, cash used in financing activities was also attributable to the purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
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
On June 30, 2014, we filed a registration statement on Form S-4 with the SEC to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes will be freely transferable under the Securities Act. The registration statement was declared effective on July 16, 2014. We will use commercially reasonable efforts to cause the exchange to be completed within 360 days after the 2022 Notes issuance date. Under certain circumstances, in lieu of a registered exchange offer, we must use commercially reasonable efforts to file a shelf registration statement for the resale of the 2022 Notes. If we fail to satisfy these obligations on a timely basis, the annual interest borne by the 2022 Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective. We estimate the value of this contingent interest is immaterial at June 30, 2014 and December 31, 2013.
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
Senior secured revolving line of credit. On April 5, 2013, we entered into the Second Amended Credit Facility, which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On March 27, 2014, the lenders under our Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base, resulting in an increase to the borrowing base from $1,500.0 million to $1,750.0 million. However, we elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of June 30, 2014.
Borrowings under our Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports. At our election, interest is generally determined by reference to (i) the London interbank offered rate (“LIBOR”) plus an applicable margin between 1.50% and 2.50% per annum; or (ii) a domestic bank prime rate plus an applicable margin between 0.00% and 1.00% per annum.
As of June 30, 2014, we had $100.0 million of borrowings and $5.2 million outstanding letters of credit under our Second Amended Credit Facility, resulting in an unused borrowing base capacity of $1,394.8 million.
The Second Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under our Second Amended Credit Facility to be immediately due and payable. As of June 30, 2014, we were in compliance with the financial covenants of our Second Amended Credit Facility.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted Net Income are supplemental non-GAAP financial measures that are used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measures prepared under accounting principles generally accepted in the United States of America (“GAAP”). Because Adjusted EBITDA and Adjusted Net Income exclude some but not all items that affect net income and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
Adjusted EBITDA
We define Adjusted EBITDA as earnings before interest expense, income taxes, depreciation, depletion, amortization, exploration expenses and other similar non-cash or non-recurring charges. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. Management believes that the presentation of Adjusted EBITDA provides useful additional information to investors and analysts for assessing our results of operations and our ability to incur and service debt and to fund capital expenditures.
The following table presents reconciliations of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income and net cash provided by operating activities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA reconciliation to net income:
Net income	$38,833	$67,119	$208,786	$118,970
Gain on sale of properties	(3,640)	—	(187,033)	—
Non-cash change in fair value of derivative instruments	54,165	(11,345)	69,529	4,953
Interest expense	38,990	21,392	79,148	42,575
Depreciation, depletion and amortization	97,276	66,790	188,548	133,051
Impairment of oil and gas properties	42	208	804	706
Exploration expenses	475	392	855	2,249
Stock-based compensation expenses	5,173	3,082	9,678	5,371
Income tax expense	23,287	37,824	124,806	68,911
Other non-cash adjustments	118	25	(628)	74
Adjusted EBITDA	$254,719	$185,487	$494,493	$376,860

Adjusted EBITDA reconciliation to net cash provided by operating activities:
Net cash provided by operating activities	$277,987	$187,260	$486,254	$357,807
Derivative settlements	(11,405)	1,246	(13,644)	2,932
Interest expense	38,990	21,392	79,148	42,575
Exploration expenses	475	392	855	2,249
Debt discount amortization and other	(1,733)	(1,007)	(3,220)	(1,753)
Current tax expense	3,345	837	6,111	937
Changes in working capital	(53,058)	(24,658)	(60,383)	(27,961)
Other non-cash adjustments	118	25	(628)	74
Adjusted EBITDA	$254,719	$185,487	$494,493	$376,860
Adjusted Net Income
We define Adjusted Net Income as net income after adjusting first for (1) the impact of certain non-cash and non-recurring items, including non-cash changes in the fair value of derivative instruments, impairment of oil and gas properties and other similar non-cash and non-recurring charges, and then (2) the non-cash and non-recurring items’ impact on taxes based on our effective tax rate in the same period. Adjusted Net Income is not a measure of net income as determined by GAAP. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares outstanding. Management believes that the presentation of Adjusted Net Income and Adjusted Diluted Earnings Per Share provides useful additional information to investors and analysts for evaluating our operational trends and performance.

The following table provides reconciliations of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$38,833	$67,119	$208,786	$118,970
Non-cash change in fair value of derivative instruments	54,165	(11,345)	69,529	4,953
Gain on sale of properties	(3,640)	—	(187,033)	—
Impairment of oil and gas properties	42	208	804	706
Other non-cash adjustments	118	25	(628)	74
Tax impact(1)	(19,000)	4,045	43,896	(2,145)
Adjusted Net Income	$70,518	$60,052	$135,354	$122,558

Diluted earnings per share	$0.39	$0.72	$2.08	$1.28
Non-cash change in fair value of derivative instruments	0.54	(0.12)	0.69	0.05
Gain on sale of properties	(0.04)	—	(1.86)	—
Impairment of oil and gas properties	—	—	0.01	0.01
Other non-cash adjustments	—	—	(0.01)	—
Tax impact(1)	(0.19)	0.05	0.44	(0.02)
Adjusted Diluted Earnings Per Share	$0.70	$0.65	$1.35	$1.32

Diluted weighted average shares outstanding	100,260	92,702	100,328	92,812

Effective tax rate	37.5%	36.0%	37.4%	36.7%
____________________

(1)	The tax impact is computed utilizing our effective tax rate on the adjustments for certain non-cash and non-recurring items.

Fair Value of Financial Instruments
See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2013 Annual Report other than those noted below.
Recent accounting pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP and is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect that adopting this new guidance will have on our financial position, cash flows and results of operations.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2014, we utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be WTI crude oil index price plus the difference between the swap and the sold put strike price. For the deferred premium puts, we agree to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI price is below the floor price of the put, we receive the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, we pay only the premium.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of June 30, 2014:

							Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices					Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)					(In thousands)
2014	Two-way collars	1,855,500			$94.92	$106.16		$(3,019)
2014	Three-way collars	1,615,500		$70.57	$90.57	$105.20		(3,774)
2014	Swaps	1,858,500	$96.13					(14,339)
2014	Swaps with sub-floors	1,098,000	$92.60	$70.00				(12,194)
2015	Two-way collars	2,388,500			$87.98	$103.21		(2,738)
2015	Three-way collars	263,500		$70.59	$90.59	$105.25		(489)
2015	Swaps	5,263,500	$90.81					(34,657)
2015	Swaps with sub-floors	186,000	$92.60	$70.00				(1,544)
2015	Deferred premium puts	1,086,000			$90.00		$2.55	(549)
2016	Two-way collars	155,000			$86.00	$103.42		92
2016	Swaps	310,000	$90.15					(1,048)
								$(74,259)
Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at June 30, 2014. At June 30, 2014, we had $100.0 million of borrowings and $5.2 million letters of credit outstanding under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At June 30, 2014, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at June 30, 2014.
Most of the counterparties on our derivative instruments currently in place are lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into future derivative instruments with these or other lenders under our Second Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative liability position of $74.3 million at June 30, 2014.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at June 30, 2014.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2014:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	1,858	$42.55	—	—
May 1 - May 31, 2014	2,063	45.51	—	—
June 1 - June 30, 2014	2,355	49.54	—	—
Total	6,276	$46.14	—	—
___________________

(1)
Represent shares that employees surrendered back to us that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1(a)**	Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc.

10.2(a)**	Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.
 ___________________

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	August 6, 2014	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1(a)**	Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc.

10.2(a)**	Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS (a)	XBRL Instance Document.

101.SCH (a)	XBRL Schema Document.

101.CAL (a)	XBRL Calculation Linkbase Document.

101.DEF (a)	XBRL Definition Linkbase Document.

101.LAB (a)	XBRL Labels Linkbase Document.

101.PRE (a)	XBRL Presentation Linkbase Document.
___________________

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.