Form 10-Q
period 2014-09-30
Oasis Petroleum Inc.
filed 2014-11-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at October 31, 2014: 101,338,246 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$67,194	$91,901
Accounts receivable — oil and gas revenues	191,711	175,653
Accounts receivable — joint interest partners	197,929	139,459
Inventory	24,648	20,652
Prepaid expenses	14,253	10,191
Deferred income taxes	—	6,335
Derivative instruments	33,874	2,264
Advances to joint interest partners	97	760
Other current assets	1,972	391
Total current assets	531,678	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	5,546,424	4,528,958
Other property and equipment	261,665	188,468
Less: accumulated depreciation, depletion, amortization and impairment	(933,237)	(637,676)
Total property, plant and equipment, net	4,874,852	4,079,750
Assets held for sale	—	137,066
Derivative instruments	6,422	1,333
Deferred costs and other assets	44,523	46,169
Total assets	$5,457,475	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$39,550	$8,920
Revenues and production taxes payable	248,272	146,741
Accrued liabilities	340,480	241,830
Accrued interest payable	24,902	47,910
Derivative instruments	—	8,188
Deferred income taxes	9,625	—
Advances from joint interest partners	6,776	12,829
Total current liabilities	669,605	466,418
Long-term debt	2,550,000	2,535,570
Deferred income taxes	504,735	323,147
Asset retirement obligations	41,052	35,918
Derivative instruments	—	139
Other liabilities	1,996	2,183
Total liabilities	3,767,388	3,363,375
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,614,588 and 100,866,589 shares issued at September 30, 2014 and December 31, 2013, respectively	1,000	996
Treasury stock, at cost: 283,249 and 167,155 shares at September 30, 2014 and December 31, 2013, respectively	(10,602)	(5,362)
Additional paid-in capital	1,001,424	985,023
Retained earnings	698,265	367,892
Total stockholders’ equity	1,690,087	1,348,549
Total liabilities and stockholders’ equity	$5,457,475	$4,711,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$344,706	$286,952	$1,030,735	$770,445
Well services and midstream revenues	23,953	18,546	59,821	37,939
Total revenues	368,659	305,498	1,090,556	808,384
Expenses
Lease operating expenses	44,361	21,831	124,903	59,586
Well services and midstream operating expenses	14,922	10,319	34,611	19,877
Marketing, transportation and gathering expenses	7,306	5,688	19,606	19,856
Production taxes	34,584	26,823	100,880	70,309
Depreciation, depletion and amortization	106,972	72,728	295,520	205,779
Exploration expenses	1,100	463	1,955	2,712
Impairment of oil and gas properties	1,439	56	2,243	762
General and administrative expenses	23,915	16,728	68,186	47,238
Total expenses	234,599	154,636	647,904	426,119
Gain on sale of properties	43	—	187,076	—
Operating income	134,103	150,862	629,728	382,265
Other income (expense)
Net gain (loss) on derivative instruments	103,426	(39,817)	20,253	(41,838)
Interest expense, net of capitalized interest	(39,420)	(22,854)	(118,568)	(65,429)
Other income (expense)	(38)	23	250	1,097
Total other income (expense)	63,968	(62,648)	(98,065)	(106,170)
Income before income taxes	198,071	88,214	531,663	276,095
Income tax expense	76,484	33,715	201,290	102,626
Net income	$121,587	$54,499	$330,373	$173,469
Earnings per share:
Basic (Note 12)	$1.22	$0.59	$3.32	$1.88
Diluted (Note 12)	1.21	0.59	3.29	1.87
Weighted average shares outstanding:
Basic (Note 12)	99,715	92,449	99,647	92,408
Diluted (Note 12)	100,306	92,836	100,356	92,838
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2013	100,699	$996	167	$(5,362)	$985,023	$367,892	$1,348,549
Fees (2013 issuance of common stock)	—	—	—	—	(176)	—	(176)
Stock-based compensation	748	—	—	—	16,581	—	16,581
Vesting of restricted shares	—	4	—	—	(4)	—	—
Treasury stock – tax withholdings	(116)	—	116	(5,240)	—	—	(5,240)
Net income	—	—	—	—	—	330,373	330,373
Balance as of September 30, 2014	101,331	$1,000	283	$(10,602)	$1,001,424	$698,265	$1,690,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$330,373	$173,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	295,520	205,779
Gain on sale of properties	(187,076)	—
Impairment of oil and gas properties	2,243	762
Deferred income taxes	197,548	102,244
Derivative instruments	(20,253)	41,838
Stock-based compensation expenses	15,755	8,411
Deferred financing costs amortization and other	5,209	2,693
Working capital and other changes:
Change in accounts receivable	(62,581)	(67,487)
Change in inventory	(4,089)	(8,820)
Change in prepaid expenses	(3,179)	(5,175)
Change in other current assets	(1,581)	(138)
Change in other assets	(3,069)	(63)
Change in accounts payable and accrued liabilities	108,788	82,246
Change in other liabilities	(116)	922
Net cash provided by operating activities	673,492	536,681
Cash flows from investing activities:
Capital expenditures	(972,763)	(654,175)
Acquisition of oil and gas properties	(26,126)	(133,061)
Increase in restricted cash	—	(986,210)
Proceeds from sale of properties	324,938	—
Costs related to sale of properties	(2,337)	—
Redemptions of short-term investments	—	25,000
Derivative settlements	(24,773)	(5,135)
Advances from joint interest partners	(6,053)	(7,965)
Net cash used in investing activities	(707,114)	(1,761,546)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,000,000
Proceeds from revolving credit facility	370,000	160,000
Principal payments on revolving credit facility	(355,570)	—
Debt issuance costs	(99)	(21,718)
Purchases of treasury stock	(5,240)	(1,424)
Other	(176)	—
Net cash provided by financing activities	8,915	1,136,858
Decrease in cash and cash equivalents	(24,707)	(88,007)
Cash and cash equivalents:
Beginning of period	91,901	213,447
End of period	$67,194	$125,440
Supplemental non-cash transactions:
Change in accrued capital expenditures	$99,103	$10,530
Change in asset retirement obligations	5,134	4,173
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
Nature of Business
The Company is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the Williston Basin. The Company’s proved and unproved oil and natural gas properties are located in the North Dakota and Montana areas of the Williston Basin and are owned by OPNA. The Company also operates an oil and gas marketing business (OPM), a well services business (OWS) and a midstream services business (OMS), all of which are complementary to its primary development and production activities. Both OWS and OMS are separate reportable business segments, while OPM is included in the Company’s exploration and production segment.
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
3. Inventory

Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment, all of which are stated at the lower of cost or market value with cost determined on an average cost method. Crude oil inventory includes oil in tank and linefill and is stated at the lower of average cost or market value. Inventory consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Equipment and materials	$15,041	$11,669
Crude oil inventory	9,607	8,983
Total inventory	$24,648	$20,652
4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2014	December 31, 2013
	(In thousands)
Proved oil and gas properties(1)	$4,717,065	$3,713,525
Less: Accumulated depreciation, depletion, amortization and impairment	(890,785)	(612,380)
Proved oil and gas properties, net	3,826,280	3,101,145
Unproved oil and gas properties	829,359	815,433
Total oil and gas properties, net	4,655,639	3,916,578
Other property and equipment	261,665	188,468
Less: Accumulated depreciation	(42,452)	(25,296)
Other property and equipment, net	219,213	163,172
Total property, plant and equipment, net	$4,874,852	$4,079,750
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $36.4 million and $32.6 million at September 30, 2014 and December 31, 2013, respectively.
As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $1.4 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.8 million for the three and nine months ended September 30, 2013, respectively. No impairment charges on proved oil and natural gas properties were recorded for the three and nine months ended September 30, 2014 or 2013.
5. Divestiture
On March 5, 2014, the Company completed the sale of certain non-operated properties in its Sanish project area and other non-operated leases adjacent to its Sanish position (the “Sanish Divestiture”) for cash proceeds of approximately $324.9 million, which includes, and is subject to further, customary post close adjustments. The Company recognized a $187.1 million gain on sale of properties in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2014. The transaction was structured as an Internal Revenue Code Section 1031 like-kind exchange for tax purposes and as such did not give rise to any current taxable gain.
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

	At fair value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 7)	—	40,296	—	40,296
Total assets	$742	$40,296	$—	$41,038

	At fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 7)	—	3,597	—	3,597
Total assets	$742	$3,597	$—	$4,339
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$8,327	$—	$8,327
Total liabilities	$—	$8,327	$—	$8,327
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at September 30, 2014 and December 31, 2013. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars, swaps and deferred premium puts. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.1 million at September 30, 2014 and an adjustment to reduce the fair value of its net derivative liability by $0.2 million at December 31, 2013.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At September 30, 2014, the Company’s cash equivalents were all Level 1 assets. The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at September 30, 2014 is $2,550.0 million, which includes $2,200.0 million of senior unsecured notes and $350.0 million of borrowings under the revolving credit facility (see Note 8 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are Level 1 liabilities, is $2,310.5 million at September 30, 2014.
Nonfinancial Assets and Liabilities
Asset retirement obligations. The carrying amount of the Company’s ARO in the Condensed Consolidated Balance Sheet at September 30, 2014 is $41.5 million (see Note 9 – Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three and nine months ended September 30, 2014 or 2013.
7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of September 30, 2014, the Company utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX West Texas Intermediate (“WTI”) crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be the WTI crude oil index price plus the difference between the swap and the sold put strike price. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI price is below the floor price of the put, the Company receives the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, the Company pays only the premium.
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
As of September 30, 2014, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI crude oil index price:

							Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices					Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)					(In thousands)
2014	Two-way collars	1,088,000			$95.07	$106.42		$4,893
2014	Three-way collars	842,000		$70.55	$90.55	$105.16		1,066
2014	Swaps	994,000	$96.32					3,942
2014	Swaps with sub-floors	552,000	$92.60	$70.00				690
2015	Two-way collars	2,388,500			$87.98	$103.21		9,574
2015	Three-way collars	263,500		$70.59	$90.59	$105.25		869
2015	Swaps	5,263,500	$90.81					14,093
2015	Swaps with sub-floors	186,000	$92.60	$70.00				538
2015	Deferred premium puts	1,086,000			$90.00		$2.55	2,919
2016	Two-way collars	155,000			$86.00	$103.42		692
2016	Swaps	310,000	$90.15					1,020
								$40,296
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value
Commodity	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In thousands)
Crude oil	Derivative instruments — current assets	$33,874	$2,264
Crude oil	Derivative instruments — non-current assets	6,422	1,333
Crude oil	Derivative instruments — current liabilities	—	(8,188)
Crude oil	Derivative instruments — non-current liabilities	—	(139)
Total derivative instruments		$40,296	$(4,730)
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2014	2013	2014	2013
		(In thousands)
Non-cash change in fair value of derivative instruments	Net gain (loss) on derivative instruments	$114,555	$(31,750)	$45,026	$(36,703)
Derivative settlements	Net gain (loss) on derivative instruments	(11,129)	(8,067)	(24,773)	(5,135)
Total net gain (loss) on derivative instruments		$103,426	$(39,817)	$20,253	$(41,838)
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
The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of September 30, 2014	$56,752	$(16,456)	$40,296
As of December 31, 2013	22,743	(19,146)	3,597

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of September 30, 2014	$16,456	$(16,456)	$—
As of December 31, 2013	27,473	(19,146)	8,327

8. Long-Term Debt
Senior unsecured notes. On September 24, 2013, the Company issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). The issuance of the 2022 Notes resulted in aggregate net proceeds to the Company of $983.6 million. The Company used the proceeds from the 2022 Notes to fund the acquisition of oil and gas properties in its West Williston project area. On June 30, 2014, the Company filed a registration statement on Form S-4 with the SEC to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes are freely transferable under the Securities Act of 1933. The registration statement was declared effective on July 16, 2014, and the Company closed the exchange offer on August 15, 2014.
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
The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively, the “Indentures”), among the Company, along with its material subsidiaries (the “Guarantors”), and U.S. Bank National Association, as trustee (the “Trustee”). The Notes are guaranteed on a senior unsecured basis by the Company’s Guarantors. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

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
The Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at September 30, 2014 and December 31, 2013.
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

Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On September 30, 2014, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2014, resulting in an increase to the borrowing base from $1,750.0 million to $2,000.0 million. However, the Company elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under the Second Amended Credit Facility is $2,500.0 million as of September 30, 2014.

Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.

Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of September 30, 2014, any outstanding LIBOR and ABR loans bore their respective interest rates plus the applicable margin indicated in the following table:

Ratio of Total Outstanding Borrowings to Borrowing Base	Applicable Margin for LIBOR Loans	Applicable Margin for ABR Loans
Less than .25 to 1	1.50%	0.00%
Greater than or equal to .25 to 1 but less than .50 to 1	1.75%	0.25%
Greater than or equal to .50 to 1 but less than .75 to 1	2.00%	0.50%
Greater than or equal to .75 to 1 but less than .90 to 1	2.25%	0.75%
Greater than or equal to .90 to 1	2.50%	1.00%
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
On a quarterly basis, the Company pays a 0.375% (as of September 30, 2014) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of September 30, 2014, the Second Amended Credit Facility contained covenants that included, among others:

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

As of September 30, 2014, the Company had $350.0 million of LIBOR loans and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,144.8 million. As of September 30, 2014, the weighted average interest rate was 1.7% on borrowings outstanding under the Second

Amended Credit Facility. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of September 30, 2014.
Deferred financing costs. As of September 30, 2014, the Company had $37.1 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at September 30, 2014 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs recorded for the three and nine months ended September 30, 2014 was $1.6 million and $4.8 million, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2013, respectively. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations.
9. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2014:

(In thousands)
Balance at December 31, 2013	$36,458
Liabilities incurred during period	4,850
Liabilities settled during period(1)	(2,062)
Accretion expense during period(2)	1,395
Revisions to estimates	863
Balance at September 30, 2014	$41,504
 ___________________

(1)	Liabilities settled during period include ARO related to the properties sold in the Sanish Divestiture.

(2)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At September 30, 2014, the current portion of the total ARO balance was approximately $0.5 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
10. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the nine months ended September 30, 2014, the Company assumed annual forfeiture rates by employee group ranging from 0% to 12.7% based on the Company’s forfeiture history for this type of award.
During the nine months ended September 30, 2014, employees and non-employee directors of the Company were granted restricted stock awards equal to 939,915 shares of common stock with a $43.01 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three and nine months ended September 30, 2014 was $5.2 million and $13.4 million, respectively, and was $2.6 million and $7.1 million for the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the nine months ended September 30, 2014, the Company assumed an annual forfeiture rate of 3.3% based on the Company’s forfeiture history for the officer employee group receiving PSUs.
During the nine months ended September 30, 2014, officers of the Company were granted 158,970 PSUs with a $41.71 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three and nine months ended September 30, 2014 was $0.8 million and $2.3 million, respectively, and is included in general and administrative expenses on the Condensed Consolidated Statement of Operations. Stock-based compensation expense recorded for PSUs for the three and nine months ended September 30, 2013 was $0.5 million and $1.3 million, respectively.
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
The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. The key valuation assumptions for the Monte Carlo model are the forecast period, initial value, risk-free interest rate, volatility and correlation coefficients. The risk-free interest rate is the U.S. treasury bond rate on the date of grant that corresponds to the extended performance period. The initial value is the average of the volume weighted average prices for the 30 trading days prior to the start of the performance cycle for the Company and each of its peers. Volatility is the standard deviation of the average percentage change in stock price over a historical period for the Company and each of its peers. The correlation coefficients are measures of the strength of the linear relationship between and amongst the Company and its peers estimated based on historical stock price data.
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the nine months ended September 30, 2014:

Forecast period (years)	4.00
Risk-free interest rate	1.12%
Oasis stock price volatility	44.49%
Based on these assumptions, the Monte Carlo simulation model resulted in an expected percentage of PSUs earned of 98% for the PSUs granted during the nine months ended September 30, 2014.
11. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 38.6% and 37.9%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 38.2% and 37.2%, respectively. These rates were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business. As of September 30, 2014, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at September 30, 2014 recorded in deferred income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
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

The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Basic weighted average common shares outstanding	99,715	92,449	99,647	92,408
Dilution effect of stock awards at end of period	591	387	709	430
Diluted weighted average common shares outstanding	100,306	92,836	100,356	92,838
Anti-dilutive stock-based compensation awards	1,067	789	927	719

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

13. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services provided by OPM. Revenues for the exploration and production segment are primarily derived from the sale of oil and natural gas production. In the first quarter of 2012, the Company began its well services business segment (OWS) to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services, well completion product sales and tool rentals. In the first quarter of 2013, the Company formed its midstream services business segment (OMS) to perform salt water disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from salt water transport, salt water disposal and fresh water sales. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. These segments represent the Company’s three current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less expenses. The following table summarizes financial information for the Company’s segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2014:
Revenues from external customers	$344,706	$20,925	$3,028	$—	$368,659
Inter-segment revenues	—	66,298	10,596	(76,894)	—
Total revenues	344,706	87,223	13,624	(76,894)	368,659
Operating income	126,184	23,388	5,126	(20,595)	134,103
Other income (expense)	63,968	—	—	—	63,968
Income before income taxes	$190,152	$23,388	$5,126	$(20,595)	$198,071

Three months ended September 30, 2013:
Revenues from external customers	$286,952	$17,090	$1,456	$—	$305,498
Inter-segment revenues	—	40,026	6,141	(46,167)	—
Total revenues	286,952	57,116	7,597	(46,167)	305,498
Operating income	140,765	19,094	4,394	(13,391)	150,862
Other income (expense)	(62,628)	(20)	—	—	(62,648)
Income before income taxes	$78,137	$19,074	$4,394	$(13,391)	$88,214

Nine months ended September 30, 2014:
Revenues from external customers	$1,030,735	$51,630	$8,191	$—	$1,090,556
Inter-segment revenues	—	146,447	28,264	(174,711)	—
Total revenues	1,030,735	198,077	36,455	(174,711)	1,090,556
Operating income	602,797	53,137	15,854	(42,060)	629,728
Other income (expense)	(98,140)	75	—	—	(98,065)
Income before income taxes	$504,657	$53,212	$15,854	$(42,060)	$531,663

Nine months ended September 30, 2013:
Revenues from external customers	$770,445	$34,266	$3,673	$—	$808,384
Inter-segment revenues	—	90,000	15,778	(105,778)	—
Total revenues	770,445	124,266	19,451	(105,778)	808,384
Operating income	359,121	39,513	11,790	(28,159)	382,265
Other income (expense)	(106,159)	(11)	—	—	(106,170)
Income before income taxes	$252,962	$39,502	$11,790	$(28,159)	$276,095

Total assets:
As of September 30, 2014	$5,344,775	$212,131	$157,209	$(256,640)	$5,457,475
As of December 31, 2013	4,592,140	78,359	117,641	(76,216)	4,711,924
14. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of September 30, 2014. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows, and no inflation elements have been applied.
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at September 30, 2014 were $27.8 million.
Drilling contracts. As of September 30, 2014, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $33.1 million as of September 30, 2014 for the days remaining through the end of the primary terms of the contracts.

Volume commitment agreements. As of September 30, 2014, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 33.7 MMBbl and 9.1 Bcf from its Williston Basin project areas within specified timeframes, all of which are less than ten years. Future obligations under these agreements were approximately $199.6 million as of September 30, 2014.
Water purchase agreements. As of September 30, 2014, the Company had certain agreements for the purchase of fresh water with an aggregate future obligation of approximately $4.2 million.
Cost sharing agreements. As of September 30, 2014, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future obligation under these agreements was $9.6 million as of September 30, 2014.
Investment commitment. As of September 30, 2014, the Company had a remaining capital spending commitment of $7.0 million in connection with drilling and completion activities that the Company agreed to fund for certain wells that were part of the Company’s acquisitions of oil and natural gas properties in its East Nesson project area during the third quarter of 2013.
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

Condensed Consolidating Balance Sheet

	September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$777	$66,417	$—	$67,194
Accounts receivable – oil and gas revenues	—	191,711	—	191,711
Accounts receivable – joint interest partners	—	197,929	—	197,929
Accounts receivable – affiliates	781	78,053	(78,834)	—
Inventory	—	24,648	—	24,648
Prepaid expenses	445	13,808	—	14,253
Derivative instruments	—	33,874	—	33,874
Advances to joint interest partners	—	97	—	97
Other current assets	—	1,972	—	1,972
Total current assets	2,003	608,509	(78,834)	531,678
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	5,546,424	—	5,546,424
Other property and equipment	—	261,665	—	261,665
Less: accumulated depreciation, depletion, amortization and impairment	—	(933,237)	—	(933,237)
Total property, plant and equipment, net	—	4,874,852	—	4,874,852
Investments in and advances to subsidiaries	3,826,612	—	(3,826,612)	—
Derivative instruments	—	6,422	—	6,422
Deferred income taxes	133,526	—	(133,526)	—
Deferred costs and other assets	30,582	13,941	—	44,523
Total assets	$3,992,723	$5,503,724	$(4,038,972)	$5,457,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$39,550	$—	$39,550
Accounts payable – affiliates	78,053	781	(78,834)	—
Revenues and production taxes payable	—	248,272	—	248,272
Accrued liabilities	55	340,425	—	340,480
Accrued interest payable	24,528	374	—	24,902
Deferred income taxes	—	9,625	—	9,625
Advances from joint interest partners	—	6,776	—	6,776
Total current liabilities	102,636	645,803	(78,834)	669,605
Long-term debt	2,200,000	350,000	—	2,550,000
Deferred income taxes	—	638,261	(133,526)	504,735
Asset retirement obligations	—	41,052	—	41,052
Other liabilities	—	1,996	—	1,996
Total liabilities	2,302,636	1,677,112	(212,360)	3,767,388
Stockholders’ equity
Capital contributions from affiliates	—	2,896,147	(2,896,147)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,614,588 issued	1,000	—	—	1,000
Treasury stock, at cost: 283,249 shares	(10,602)	—	—	(10,602)
Additional paid-in capital	1,001,424	8,743	(8,743)	1,001,424
Retained earnings	698,265	921,722	(921,722)	698,265
Total stockholders’ equity	1,690,087	3,826,612	(3,826,612)	1,690,087
Total liabilities and stockholders’ equity	$3,992,723	$5,503,724	$(4,038,972)	$5,457,475

Condensed Consolidating Balance Sheet

	December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$34,277	$57,624	$—	$91,901
Accounts receivable – oil and gas revenues	—	175,653	—	175,653
Accounts receivable – joint interest partners	—	139,459	—	139,459
Accounts receivable – affiliates	770	9,100	(9,870)	—
Inventory	—	20,652	—	20,652
Prepaid expenses	318	9,873	—	10,191
Deferred income taxes	—	6,335	—	6,335
Derivative instruments	—	2,264	—	2,264
Advances to joint interest partners	—	760	—	760
Other current assets	—	391	—	391
Total current assets	35,365	422,111	(9,870)	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	4,528,958	—	4,528,958
Other property and equipment	—	188,468	—	188,468
Less: accumulated depreciation, depletion, amortization and impairment	—	(637,676)	—	(637,676)
Total property, plant and equipment, net	—	4,079,750	—	4,079,750
Assets held for sale	—	137,066	—	137,066
Investments in and advances to subsidiaries	3,450,668	—	(3,450,668)	—
Derivative instruments	—	1,333	—	1,333
Deferred income taxes	85,288	—	(85,288)	—
Deferred costs and other assets	33,983	12,186	—	46,169
Total assets	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$8,920	$—	$8,920
Accounts payable – affiliates	9,100	770	(9,870)	—
Revenues and production taxes payable	—	146,741	—	146,741
Accrued liabilities	33	241,797	—	241,830
Accrued interest payable	47,622	288	—	47,910
Derivative instruments	—	8,188	—	8,188
Advances from joint interest partners	—	12,829	—	12,829
Total current liabilities	56,755	419,533	(9,870)	466,418
Long-term debt	2,200,000	335,570	—	2,535,570
Deferred income taxes	—	408,435	(85,288)	323,147
Asset retirement obligations	—	35,918	—	35,918
Derivative instruments	—	139	—	139
Other liabilities	—	2,183	—	2,183
Total liabilities	2,256,755	1,201,778	(95,158)	3,363,375
Stockholders’ equity
Capital contributions from affiliates	—	2,930,978	(2,930,978)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 100,866,589 issued	996	—	—	996
Treasury stock, at cost: 167,155 shares	(5,362)	—	—	(5,362)
Additional paid-in capital	985,023	8,743	(8,743)	985,023
Retained earnings	367,892	510,947	(510,947)	367,892
Total stockholders’ equity	1,348,549	3,450,668	(3,450,668)	1,348,549
Total liabilities and stockholders’ equity	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$344,706	$—	$344,706
Well services and midstream revenues	—	23,953	—	23,953
Total revenues	—	368,659	—	368,659
Expenses
Lease operating expenses	—	44,361	—	44,361
Well services and midstream operating expenses	—	14,922	—	14,922
Marketing, transportation and gathering expenses	—	7,306	—	7,306
Production taxes	—	34,584	—	34,584
Depreciation, depletion and amortization	—	106,972	—	106,972
Exploration expenses	—	1,100	—	1,100
Impairment of oil and gas properties	—	1,439	—	1,439
General and administrative expenses	6,373	17,542	—	23,915
Total expenses	6,373	228,226	—	234,599
Gain on sale of properties	—	43	—	43
Operating income (loss)	(6,373)	140,476	—	134,103
Other income (expense)
Equity in earnings in subsidiaries	148,357	—	(148,357)	—
Net gain on derivative instruments	—	103,426	—	103,426
Interest expense, net of capitalized interest	(36,724)	(2,696)	—	(39,420)
Other income (expense)	—	(38)	—	(38)
Total other income (expense)	111,633	100,692	(148,357)	63,968
Income before income taxes	105,260	241,168	(148,357)	198,071
Income tax benefit (expense)	16,327	(92,811)	—	(76,484)
Net income	$121,587	$148,357	$(148,357)	$121,587

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$286,952	$—	$286,952
Well services and midstream revenues	—	18,546	—	18,546
Total revenues	—	305,498	—	305,498
Expenses
Lease operating expenses	—	21,831	—	21,831
Well services and midstream operating expenses	—	10,319	—	10,319
Marketing, transportation and gathering expenses	—	5,688	—	5,688
Production taxes	—	26,823	—	26,823
Depreciation, depletion and amortization	—	72,728	—	72,728
Exploration expenses	—	463	—	463
Impairment of oil and gas properties	—	56	—	56
General and administrative expenses	3,746	12,982	—	16,728
Total expenses	3,746	150,890	—	154,636
Operating income (loss)	(3,746)	154,608	—	150,862
Other income (expense)
Equity in earnings in subsidiaries	70,118	—	(70,118)	—
Net loss on derivative instruments	—	(39,817)	—	(39,817)
Interest expense, net of capitalized interest	(21,277)	(1,577)	—	(22,854)
Other income (expense)	15	8	—	23
Total other income (expense)	48,856	(41,386)	(70,118)	(62,648)
Income before income taxes	45,110	113,222	(70,118)	88,214
Income tax benefit (expense)	9,389	(43,104)	—	(33,715)
Net income	$54,499	$70,118	$(70,118)	$54,499

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$1,030,735	$—	$1,030,735
Well services and midstream revenues	—	59,821	—	59,821
Total revenues	—	1,090,556	—	1,090,556
Expenses
Lease operating expenses	—	124,903	—	124,903
Well services and midstream operating expenses	—	34,611	—	34,611
Marketing, transportation and gathering expenses	—	19,606	—	19,606
Production taxes	—	100,880	—	100,880
Depreciation, depletion and amortization	—	295,520	—	295,520
Exploration expenses	—	1,955	—	1,955
Impairment of oil and gas properties	—	2,243	—	2,243
General and administrative expenses	17,790	50,396	—	68,186
Total expenses	17,790	630,114	—	647,904
Gain on sale of properties	—	187,076	—	187,076
Operating income (loss)	(17,790)	647,518	—	629,728
Other income (expense)
Equity in earnings in subsidiaries	410,775	—	(410,775)	—
Net gain on derivative instruments	—	20,253	—	20,253
Interest expense, net of capitalized interest	(110,853)	(7,715)	—	(118,568)
Other income (expense)	3	247	—	250
Total other income (expense)	299,925	12,785	(410,775)	(98,065)
Income before income taxes	282,135	660,303	(410,775)	531,663
Income tax benefit (expense)	48,238	(249,528)	—	(201,290)
Net income	$330,373	$410,775	$(410,775)	$330,373

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$770,445	$—	$770,445
Well services and midstream revenues	—	37,939	—	37,939
Total revenues	—	808,384	—	808,384
Expenses
Lease operating expenses	—	59,586	—	59,586
Well services and midstream operating expenses	—	19,877	—	19,877
Marketing, transportation and gathering expenses	—	19,856	—	19,856
Production taxes	—	70,309	—	70,309
Depreciation, depletion and amortization	—	205,779	—	205,779
Exploration expenses	—	2,712	—	2,712
Impairment of oil and gas properties	—	762	—	762
General and administrative expenses	10,146	37,092	—	47,238
Total expenses	10,146	415,973	—	426,119
Operating income (loss)	(10,146)	392,411	—	382,265
Other income (expense)
Equity in earnings in subsidiaries	218,869	—	(218,869)	—
Net loss on derivative instruments	—	(41,838)	—	(41,838)
Interest expense, net of capitalized interest	(61,955)	(3,474)	—	(65,429)
Other income (expense)	(348)	1,445	—	1,097
Total other income (expense)	156,566	(43,867)	(218,869)	(106,170)
Income before income taxes	146,420	348,544	(218,869)	276,095
Income tax benefit (expense)	27,049	(129,675)	—	(102,626)
Net income	$173,469	$218,869	$(218,869)	$173,469

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$330,373	$410,775	$(410,775)	$330,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(410,775)	—	410,775	—
Depreciation, depletion and amortization	—	295,520	—	295,520
Gain on sale of properties	—	(187,076)		(187,076)
Impairment of oil and gas properties	—	2,243	—	2,243
Deferred income taxes	(48,238)	245,786	—	197,548
Derivative instruments	—	(20,253)	—	(20,253)
Stock-based compensation expenses	15,398	357	—	15,755
Deferred financing costs amortization and other	3,400	1,809	—	5,209
Working capital and other changes:
Change in accounts receivable	(11)	(131,523)	68,953	(62,581)
Change in inventory	—	(4,089)	—	(4,089)
Change in prepaid expenses	(127)	(3,052)	—	(3,179)
Change in other current assets	—	(1,581)	—	(1,581)
Change in other assets	—	(3,069)	—	(3,069)
Change in accounts payable and accrued liabilities	45,881	131,860	(68,953)	108,788
Change in other liabilities	—	(116)	—	(116)
Net cash provided by (used in) operating activities	(64,099)	737,591	—	673,492
Cash flows from investing activities:
Capital expenditures	—	(972,763)	—	(972,763)
Acquisition of oil and gas properties	—	(26,126)	—	(26,126)
Proceeds from sale of properties	—	324,938	—	324,938
Costs related to sale of properties	—	(2,337)		(2,337)
Derivative settlements	—	(24,773)	—	(24,773)
Advances from joint interest partners	—	(6,053)	—	(6,053)
Net cash used in investing activities	—	(707,114)	—	(707,114)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	370,000	—	370,000
Principal payments on revolving credit facility	—	(355,570)	—	(355,570)
Debt issuance costs	—	(99)	—	(99)
Purchases of treasury stock	(5,240)	—	—	(5,240)
Investment in / capital contributions from affiliates	36,015	(36,015)	—	—
Other	(176)	—	—	(176)
Net cash provided by (used in) financing activities	30,599	(21,684)	—	8,915
Increase (decrease) in cash and cash equivalents	(33,500)	8,793	—	(24,707)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$777	$66,417	$—	$67,194

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$173,469	$218,869	$(218,869)	$173,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(218,869)	—	218,869	—
Depreciation, depletion and amortization	—	205,779	—	205,779
Impairment of oil and gas properties	—	762	—	762
Deferred income taxes	(27,049)	129,293	—	102,244
Derivative instruments	—	41,838	—	41,838
Stock-based compensation expenses	8,196	215	—	8,411
Deferred financing costs amortization and other	2,850	(157)	—	2,693
Working capital and other changes:
Change in accounts receivable	(460)	(69,614)	2,587	(67,487)
Change in inventory	—	(8,820)	—	(8,820)
Change in prepaid expenses	(164)	(5,011)	—	(5,175)
Change in other current assets	233	(371)	—	(138)
Change in other assets	—	(63)	—	(63)
Change in accounts payable and accrued liabilities	(4,758)	89,591	(2,587)	82,246
Change in other liabilities	—	922	—	922
Net cash provided by (used in) operating activities	(66,552)	603,233	—	536,681
Cash flows from investing activities:
Capital expenditures	—	(654,175)	—	(654,175)
Acquisitions of oil and gas properties	—	(133,061)	—	(133,061)
Increase in restricted cash	(986,210)	—	—	(986,210)
Derivative settlements	—	(5,135)	—	(5,135)
Redemptions of short-term investments	25,000	—	—	25,000
Advances from joint interest partners	—	(7,965)	—	(7,965)
Net cash used in investing activities	(961,210)	(800,336)	—	(1,761,546)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,000,000	—	—	1,000,000
Proceeds from revolving credit facility	—	160,000	—	160,000
Debt issuance costs	(15,340)	(6,378)	—	(21,718)
Purchases of treasury stock	(1,424)	—	—	(1,424)
Investment in / capital contributions from affiliates	(56,316)	56,316	—	—
Net cash provided by financing activities	926,920	209,938	—	1,136,858
Increase (decrease) in cash and cash equivalents	(100,842)	12,835	—	(88,007)
Cash and cash equivalents at beginning of period	133,797	79,650	—	213,447
Cash and cash equivalents at end of period	$32,955	$92,485	$—	$125,440

16. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Lease obligations. In October 2014, the Company entered into a lease agreement for temporary housing in Williston, North Dakota with a total rental commitment under the lease of $6.6 million.

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
Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the North Dakota and Montana regions of the Williston Basin. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. Our drilling activity is primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. Oasis Petroleum North America LLC (“OPNA”) conducts our domestic oil and natural gas E&P activities. We also operate an oil and gas marketing business, Oasis Petroleum Marketing LLC (“OPM”), a well services business, Oasis Well Services LLC (“OWS”), and a midstream services business, Oasis Midstream Services LLC (“OMS”), which are all complementary to our primary development and production activities. OWS and OMS are separate reportable business segments, while OPM is included in our E&P segment. The revenues and expenses related to work performed by OPM, OWS and OMS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.
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
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk, and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of September 30, 2014, we were flowing 77% of our gross operated oil production through these gathering systems.

Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and gas reserves. As a result of higher commodity prices and continued successes in the application of completion technologies in the Bakken and Three Forks formations, there were approximately 208 active drilling rigs in the Williston Basin at September 30, 2014. Although additional Williston Basin transportation takeaway capacity was added in recent years, production also increased due to the elevated drilling activity. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil in the first half of 2012. In the third quarter of 2012, our average price differentials relative to WTI began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012 and into the first quarter of 2013, average price differentials continued to narrow, primarily due to our ability to access premium coastal markets by rail. As the premium received in coastal markets contracted during the second and third quarters of 2013, our average price differentials relative to WTI increased. In the fourth quarter of 2013 and into the first quarter of 2014, our average price differentials relative to WTI continued to increase due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. More recently, stronger pipeline prices have shifted more of our barrels towards the pipelines, but rail buyers have had to compete with pipeline prices despite weaker Brent differentials, and our price differentials to WTI have returned to approximately 9% to 11%. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
Third Quarter 2014 Highlights:

•	We completed and placed on production 66 gross (52.4 net) operated wells in the Williston Basin during the three months ended September 30, 2014;

•
We had 16 rigs running during the third quarter of 2014, and as of September 30, 2014, we had an inventory of gross operated wells waiting on completion of 49 wells in our West Williston project area and 12 wells in our East Nesson project area;

•	Average daily production was 45,873 Boe per day during the three months ended September 30, 2014;

•	Capital expenditures were $437.6 million during the three months ended September 30, 2014;

•	At September 30, 2014, we had $67.2 million of cash and cash equivalents and had total liquidity of $1,212.0 million, including the availability under our revolving credit facility; and

•
Adjusted EBITDA, a non-GAAP financial measure, was $238.8 million for the three months ended September 30, 2014. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our well services and midstream revenues are primarily derived from well completion activity, well completion product sales, tool rentals, salt water transport, salt water disposal and fresh water sales for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation.

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Operating results (in thousands):
Revenues
Oil	$328,548	$273,663	$54,885	$972,338	$737,963	$234,375
Natural gas	16,158	13,289	2,869	58,397	32,482	25,915
Well services and midstream	23,953	18,546	5,407	59,821	37,939	21,882
Total revenues	368,659	305,498	63,161	1,090,556	808,384	282,172
Production data:
Oil (MBbls)	3,769	2,716	1,053	10,759	7,687	3,072
Natural gas (MMcf)	2,707	1,954	753	7,752	4,883	2,869
Oil equivalents (MBoe)	4,220	3,042	1,178	12,051	8,501	3,550
Average daily production (Boe/d)	45,873	33,064	12,809	44,143	31,140	13,003
Average sales prices:
Oil, without derivative settlements (per Bbl)(1)	$87.17	$100.75	$(13.58)	$90.37	$95.24	$(4.87)
Oil, with derivative settlements (per Bbl)(1)(2)	84.22	97.78	(13.56)	88.07	94.58	(6.51)
Natural gas (per Mcf)(3)	5.97	6.80	(0.83)	7.53	6.65	0.88
____________________

(1)	For the nine months ended September 30, 2013, average sales prices for oil are calculated using total oil revenues, excluding bulk oil sales of $5.8 million, divided by oil production.

(2)	Realized prices include gains or losses on cash settlements for commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes.

(3)	Natural gas prices include the value for natural gas and natural gas liquids.
Three months ended September 30, 2014 as compared to three months ended September 30, 2013
Our total revenues increased $63.2 million, or 21%, to $368.7 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to increased production volumes sold, partially offset by lower realized oil and natural gas sales prices.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 12,809 Boe per day, or 39%, to 45,873 Boe per day during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in average daily production sold was primarily a result of our 153.6 total net well completions in the Williston Basin during the twelve months ended September 30, 2014 and our four distinct acquisitions during 2013 of oil and natural gas properties including existing producing wells in and around our West Williston and East Nesson project areas (the “2013 Acquisitions”), offset by the decline in production in wells that were producing as of September 30, 2013 and the sale of certain non-operated properties in our Sanish project area and other non-operated leases adjacent to our Sanish position (the “Sanish Divestiture”) during the first quarter of 2014. Average daily production in our West Williston and East Nesson project areas increased by 12,170 Boe per day and 3,401 Boe per day, respectively, during the third quarter of 2014 as compared to the third quarter of 2013. The third quarter of 2013 also included average daily production of 2,762 Boe per day from our Sanish project area, which was sold in the Sanish Divestiture in the first quarter of 2014. Average oil sales prices, without derivative settlements, decreased by $13.58/Bbl to an average of $87.17/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $0.83/Mcf to an average of $5.97/Mcf for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The higher production amounts sold increased revenues by $96.3 million, partially offset by lower oil and natural gas sales prices, which decreased revenues by $38.5 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Well services and midstream revenues. Well services revenues increased $3.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to an increase in well completion activity, well completion product sales and tool rentals. Midstream revenues were $3.0 million, a $1.6 million increase quarter over quarter, primarily due to increased water volumes flowing through our salt water disposal systems and fresh water sales.

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013

Our total revenues increased $282.2 million, or 35%, to $1,090.6 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to increased production volumes sold, partially offset by lower realized oil sales prices.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 13,003 Boe per day, or 42%, to 44,143 Boe per day during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in average daily production sold was primarily a result of our 153.6 total net well completions in the Williston Basin during the twelve months ended September 30, 2014 coupled with the 2013 Acquisitions, offset by the decline in production in wells that were producing as of September 30, 2013 and the Sanish Divestiture. Average daily production in our West Williston and East Nesson project areas increased by 11,177 Boe per day and 4,530 Boe per day, respectively, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Average daily production in our Sanish project area decreased 2,704 Boe per day during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of the Sanish Divestiture during the first quarter of 2014. Average oil sales prices, without derivative settlements, decreased by $4.87/Bbl to an average of $90.37/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $0.88/Mcf to an average of $7.53/Mcf for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The higher production amounts sold increased revenues by $299.2 million, and higher natural gas sales prices increased revenues by $4.3 million, partially offset by lower oil sales prices decreasing revenues by $37.5 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. In addition, there was a $5.8 million decrease in bulk oil sales related to marketing activities included in oil revenues during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Well services and midstream revenues. Well services revenues increased $17.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to an increase in well completion activity, well completion product sales and tool rentals. Midstream revenues were $8.2 million, a $4.5 million increase period over period, primarily due to increased water volumes flowing through our salt water disposal systems and fresh water sales.

Expenses and gain on sale of properties
The following table summarizes our operating and other expenses and our gain on sale of properties for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$44,361	$21,831	$22,530	$124,903	$59,586	$65,317
Well services and midstream operating expenses	14,922	10,319	4,603	34,611	19,877	14,734
Marketing, transportation and gathering expenses	7,306	5,688	1,618	19,606	19,856	(250)
Production taxes	34,584	26,823	7,761	100,880	70,309	30,571
Depreciation, depletion and amortization	106,972	72,728	34,244	295,520	205,779	89,741
Exploration expenses	1,100	463	637	1,955	2,712	(757)
Impairment of oil and gas properties	1,439	56	1,383	2,243	762	1,481
General and administrative expenses	23,915	16,728	7,187	68,186	47,238	20,948
Total expenses	234,599	154,636	79,963	647,904	426,119	221,785
Gain on sale of properties	43	—	43	187,076	—	187,076
Operating income	134,103	150,862	(16,759)	629,728	382,265	247,463
Other income (expense):
Net gain (loss) on derivative instruments	103,426	(39,817)	143,243	20,253	(41,838)	62,091
Interest expense, net of capitalized interest	(39,420)	(22,854)	(16,566)	(118,568)	(65,429)	(53,139)
Other income (expense)	(38)	23	(61)	250	1,097	(847)
Total other income (expense)	63,968	(62,648)	126,616	(98,065)	(106,170)	8,105
Income before income taxes	198,071	88,214	109,857	531,663	276,095	255,568
Income tax expense	76,484	33,715	42,769	201,290	102,626	98,664
Net income	$121,587	$54,499	$67,088	$330,373	$173,469	$156,904
Cost and expense (per Boe of production):
Lease operating expenses	$10.51	$7.18	$3.33	$10.36	$7.01	$3.35
Marketing, transportation and gathering expenses	1.73	1.87	(0.14)	1.63	2.34	(0.71)
Production taxes	8.19	8.82	(0.63)	8.37	8.27	0.10
Depreciation, depletion and amortization	25.35	23.91	1.44	24.52	24.21	0.31
General and administrative expenses	5.67	5.50	0.17	5.66	5.56	0.10

Three months ended September 30, 2014 as compared to three months ended September 30, 2013
Lease operating expenses. Lease operating expenses increased $22.5 million to $44.4 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our well completions and the 2013 Acquisitions, as well as increased workover costs. We completed and placed on production 52.9 total net wells in the Williston Basin during the three months ended September 30, 2014 as compared to 29.7 total net wells completed and placed on production during the three months ended September 30, 2013. Lease operating expenses increased from $7.18 per Boe for the three months ended September 30, 2013 to $10.51 per Boe for the three months ended September 30, 2014.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS operating expenses. The $4.6 million increase for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was attributable to a $3.6 million increase from OWS’ well completion activity and well completion product sales, and a $1.0 million increase related to midstream services operating expenses.
Marketing, transportation and gathering expenses. The $1.6 million increase for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to increased oil transportation costs associated with having additional wells connected to third-party infrastructure. In addition, there was a $0.3 million decrease due to the change in the non-cash valuation adjustments on our oil pipeline imbalances. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.67 and $1.70 for the three months ended September 30, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the three months ended September 30, 2014 and 2013 were 10.0% and 9.4%, respectively, as a percentage of oil and natural gas sales. The third quarter 2014 production tax rate was higher than the third quarter 2013 production tax rate primarily due to the increased weighting of wells in North Dakota compared to Montana, which has lower production tax rates. For the three months ended September 30, 2014 and 2013, the percentage of our total production located in North Dakota was 87% and 82%, respectively, with an average production tax rate of approximately 11%.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $34.2 million to $107.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase in DD&A expense for the three months ended September 30, 2014 was a result of the production increases from our wells completed during the twelve months ended September 30, 2014 and the 2013 Acquisitions. The DD&A rate for the three months ended September 30, 2014 was $25.35 per Boe compared to $23.91 per Boe for the three months ended September 30, 2013. The increase in the DD&A rate was primarily due to the 2013 Acquisitions coupled with an increase in the drilling program into the Three Forks formation, offset by continued reductions to well costs.
Impairment of oil and gas properties. During the three months ended September 30, 2014 and 2013, we recorded non-cash impairment charges of $1.4 million and $0.1 million, respectively, for expiring leases. No impairment charges of proved oil and gas properties were recorded for the three months ended September 30, 2014 or 2013.
General and administrative (“G&A”) expenses. Our G&A expenses increased $7.2 million for the three months ended September 30, 2014 from $16.7 million for the three months ended September 30, 2013. Of this increase, approximately $5.4 million related to increased employee compensation expense due to our organizational growth and $3.0 million was due to increased amortization of our restricted stock awards and performance share units quarter over quarter. As of September 30, 2014, we had 528 full-time employees compared to 356 full-time employees as of September 30, 2013. There were offsetting decreases to G&A related to OWS and OMS of $1.1 million and $0.5 million, respectively, quarter over quarter.
Gain on sale of properties. During the three months ended September 30, 2014, we recognized a gain on sale of properties of $43,000 for post close adjustments related to the Sanish Divestiture. No gain or loss on sale of properties was recorded for the three months ended September 30, 2013.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement net losses of $11.1 million and $8.1 million for the three months ended September 30, 2014 and 2013, respectively. In addition, as a result of forward oil price changes, we recognized a $114.6 million non-cash mark-to-market net derivative gain during the three months ended September 30, 2014 and a $31.8 million non-cash mark-to-market net derivative loss during the three months ended September 30, 2013.
Interest expense. Interest expense increased $16.6 million to $39.4 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in September 2013 at an interest rate of 6.875% coupled with interest expense incurred on borrowings under our revolving credit facility during the three months ended September 30, 2014. For the three months ended September 30, 2014, the weighted average debt outstanding under our revolving credit facility was $249.6 million and the weighted average interest rate incurred on the outstanding borrowings was 1.7%. For the three months ended September 30, 2013, the weighted average debt outstanding under our revolving credit facility was $33.3 million and the weighted average interest rate incurred on the outstanding borrowings was 2.8%. Interest capitalized during the three months ended September 30, 2014 and 2013 was $2.3 million and $1.4 million, respectively.

Income taxes. Income tax expense for the three months ended September 30, 2014 and 2013 was recorded at 38.6% and 38.2% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013
Lease operating expenses. Lease operating expenses increased $65.3 million to $124.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our well completions and the 2013 Acquisitions, as well as increased workover costs, which relate to restoring wells that were down due to winter weather conditions and include certain costs to protect producing wells from wells that are being completed. We completed and placed on production 115.3 total net wells in the Williston Basin during the nine months ended September 30, 2014 as compared to 75.9 total net wells completed and placed on production during the nine months ended September 30, 2013. Lease operating expenses increased from $7.01 per Boe for the nine months ended September 30, 2013 to $10.36 per Boe for the nine months ended September 30, 2014.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS operating expenses. The $14.7 million increase for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was attributable to a $12.1 million increase from OWS’ well completion activity and well completion product sales, and a $2.6 million increase related to midstream services operating expenses.
Marketing, transportation and gathering expenses. The $0.3 million decrease for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to a $5.8 million decrease for bulk oil purchases made by OPM in the first quarter of 2013 and a $1.0 million decrease due to the change in the non-cash valuation adjustments on our oil pipeline imbalances, partially offset by a $6.6 million increase in oil transportation costs associated with having additional wells connected to third-party infrastructure. Excluding bulk oil purchases and non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.66 and $1.59 for the nine months ended September 30, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the nine months ended September 30, 2014 and 2013 were 9.8% and 9.2%, respectively, as a percentage of oil and natural gas sales. The 2014 production tax rate was higher than the 2013 production tax rate primarily due to the increased weighting of wells in North Dakota compared to Montana, which has lower production tax rates. For the nine months ended September 30, 2014 and 2013, the percentage of our total production located in North Dakota was 86% and 80%, respectively, with an average production tax rate of approximately 11%.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $89.7 million to $295.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase in DD&A expense for the nine months ended September 30, 2014 was a result of the production increases from our wells completed during the twelve months ended September 30, 2014 and the 2013 Acquisitions. The DD&A rate for the nine months ended September 30, 2014 was $24.52 per Boe as compared to $24.21 per Boe for the nine months ended September 30, 2013. In the first two months of 2014, we had production from the wells sold in the Sanish Divestiture, but these wells were not depreciated because the assets were held for sale, which lowered DD&A by $0.25 per Boe for the nine months ended September 30, 2014. The increase in the DD&A rate was primarily due to the 2013 Acquisitions coupled with an increase in the drilling program into the Three Forks formation, offset by continued reductions to well costs.
Impairment of oil and gas properties. During the nine months ended September 30, 2014 and 2013, we recorded non-cash impairment charges of $2.2 million and $0.8 million, respectively, for expiring leases. No impairment charges of proved oil and gas properties were recorded for the nine months ended September 30, 2014 or 2013.
General and administrative (“G&A”) expenses. Our G&A expenses increased $20.9 million for the nine months ended September 30, 2014 from $47.2 million for the nine months ended September 30, 2013. Of this increase, approximately $15.5 million related to increased employee compensation expense due to our organizational growth and $7.3 million was due to increased amortization of our restricted stock awards and performance share units. As of September 30, 2014, we had 528 full-time employees compared to 356 full-time employees as of September 30, 2013. There were offsetting decreases to G&A related to OWS and OMS of $2.3 million and $1.5 million, respectively, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Gain on sale of properties. We recognized a gain on sale of properties of $187.1 million related to the Sanish Divestiture in the nine months ended September 30, 2014. No gain or loss on sale of properties was recorded in the nine months ended September 30, 2013.
Derivative instruments. As a result of our derivative activities, we incurred cash settlement net losses of $24.8 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively. In addition, as a result of forward oil price changes, we recognized a $45.0 million non-cash mark-to-market net derivative gain during the nine months ended September 30, 2014 and a $36.7 million non-cash mark-to-market net derivative loss during the nine months ended September 30, 2013.
Interest expense. Interest expense increased $53.1 million to $118.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily the result of interest expense incurred on our senior unsecured notes issued in September 2013 at an interest rate of 6.875% coupled with interest expense incurred on borrowings under our revolving credit facility during the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the weighted average debt outstanding under our revolving credit facility was $209.0 million and the weighted average interest rate incurred on the outstanding borrowings was 1.7%. For the nine months ended September 30, 2013, the weighted average debt outstanding under our revolving credit facility was $11.2 million and the weighted average interest rate incurred on the outstanding borrowings was 2.8%. Interest capitalized during the nine months ended September 30, 2014 and 2013 was $6.1 million and $3.2 million, respectively.
Income taxes. Income tax expense for the nine months ended September 30, 2014 and 2013 was recorded at 37.9% and 37.2% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
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
Our cash flows for the nine months ended September 30, 2014 and 2013 are presented below:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$673,492	$536,681
Net cash used in investing activities	(707,114)	(1,761,546)
Net cash provided by financing activities	8,915	1,136,858
Decrease in cash and cash equivalents	$(24,707)	$(88,007)
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
Cash flows provided by operating activities
Net cash provided by operating activities was $673.5 million and $536.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash flows provided by operating activities for the period ended September 30, 2014 as compared to 2013 was primarily the result of our 42% increase in oil and natural gas production, coupled with increases in well completion activity, well completion product sales, tool rentals, salt water transport, salt water disposal and fresh water sales for non-affiliated working interest owners in OPNA’s operated wells.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $137.9 million at September 30, 2014. We believe we have adequate liquidity to meet our working capital requirements. As of September 30, 2014, we had $1,212.0 million of liquidity available, including $67.2 million in cash and cash equivalents and $1,144.8 million of unused borrowing base committed capacity available under our revolving credit facility. At September 30, 2013, we had a working capital surplus of $999.1 million, primarily attributable to the proceeds from our senior unsecured notes issued in September 2013 at an interest rate of 6.875%.
Cash flows used in investing activities
Net cash used in investing activities was $707.1 million and $1,761.5 million during the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities during the nine months ended September 30, 2014 was primarily attributable to $972.8 million in capital expenditures primarily for drilling and development costs, partially offset by proceeds of $324.9 million related to the Sanish Divestiture. Net cash used in investing activities during the nine months ended September 30, 2013 was primarily attributable to $986.2 million for restricted cash held in escrow pending the closing of the acquisition of oil and gas properties in our West Williston project area, capital expenditures primarily for drilling and development costs of $654.2 million, and $133.1 million for the acquisition of oil and gas properties.
Our capital expenditures are summarized in the following table:

Nine Months Ended September 30, 2014
(In thousands)
Project Area:
West Williston	$657,747
East Nesson	385,857
Total E&P capital expenditures(1)	1,043,604
OWS	34,383
Non-E&P capital expenditures(2)	18,914
Total capital expenditures(3)	$1,096,901
 ___________________

(1)	Total E&P capital expenditures include $27.8 million for OMS, primarily related to pipelines and salt water disposal wells.

(2)	Non-E&P capital expenditures include such items as administrative capital and capitalized interest.

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
Cash flows provided by financing activities
Net cash provided in financing activities was $8.9 million and $1,136.9 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, cash provided by financing activities was primarily due to proceeds from borrowings under our revolving credit facility partially offset by principal payments on our revolving credit facility. For the nine months ended September 30, 2013, cash provided by financing activities was primarily due to proceeds from the issuance of our senior unsecured notes in September 2013 and borrowings under our revolving credit facility. For both the nine months ended September 30, 2014 and 2013, cash provided by financing activities was also attributable to the purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
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
On June 30, 2014, we filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes are freely transferable under the Securities Act of 1933. The registration statement was declared effective on July 16, 2014, and we closed the exchange offer on August 15, 2014.
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
Senior secured revolving line of credit. On April 5, 2013, we entered into the Second Amended Credit Facility, which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On September 30, 2014, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2014, resulting in an increase to the borrowing base from $1,750.0 million to $2,000.0 million. However, we elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of September 30, 2014.
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
As of September 30, 2014, we had $350.0 million of borrowings and $5.2 million outstanding letters of credit under our Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,144.8 million.
The Second Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under our Second Amended Credit Facility to be immediately due and payable. As of September 30, 2014, we were in compliance with the financial covenants of our Second Amended Credit Facility.
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
The following table presents reconciliations of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income and net cash provided by operating activities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA reconciliation to net income:
Net income	$121,587	$54,499	$330,373	$173,469
Gain on sale of properties	(43)	—	(187,076)	—
Non-cash change in fair value of derivative instruments	(114,555)	31,750	(45,026)	36,703
Interest expense	39,420	22,854	118,568	65,429
Depreciation, depletion and amortization	106,972	72,728	295,520	205,779
Impairment of oil and gas properties	1,439	56	2,243	762
Exploration expenses	1,100	463	1,955	2,712
Stock-based compensation expenses	6,077	3,040	15,755	8,411
Income tax expense	76,484	33,715	201,290	102,626
Other non-cash adjustments	351	515	(277)	589
Adjusted EBITDA	$238,832	$219,620	$733,325	$596,480

Adjusted EBITDA reconciliation to net cash provided by operating activities:
Net cash provided by operating activities	$187,238	$178,874	$673,492	$536,681
Derivative settlements	(11,129)	(8,067)	(24,773)	(5,135)
Interest expense	39,420	22,854	118,568	65,429
Exploration expenses	1,100	463	1,955	2,712
Deferred financing costs amortization and other	(1,989)	(940)	(5,209)	(2,693)
Current tax expense	(2,369)	(555)	3,742	382
Changes in working capital	26,210	26,476	(34,173)	(1,485)
Other non-cash adjustments	351	515	(277)	589
Adjusted EBITDA	$238,832	$219,620	$733,325	$596,480
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

The following table provides reconciliations of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$121,587	$54,499	$330,373	$173,469
Non-cash change in fair value of derivative instruments	(114,555)	31,750	(45,026)	36,703
Gain on sale of properties	(43)	—	(187,076)	—
Impairment of oil and gas properties	1,439	56	2,243	762
Other non-cash adjustments	351	515	(277)	589
Tax impact(1)	43,560	(12,329)	87,131	(14,237)
Adjusted Net Income	$52,339	$74,491	$187,368	$197,286

Diluted earnings per share	$1.21	$0.59	$3.29	$1.87
Non-cash change in fair value of derivative instruments	(1.14)	0.34	(0.45)	0.40
Gain on sale of properties	—	—	(1.86)	—
Impairment of oil and gas properties	0.01	—	0.02	0.01
Other non-cash adjustments	—	0.01	—	0.01
Tax impact(1)	0.44	(0.14)	0.87	(0.16)
Adjusted Diluted Earnings Per Share	$0.52	$0.80	$1.87	$2.13

Diluted weighted average shares outstanding	100,306	92,836	100,356	92,838

Effective tax rate	38.6%	38.2%	37.9%	37.2%
____________________

(1)	The tax impact is computed utilizing our effective tax rate on the adjustments for certain non-cash and non-recurring items.

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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of September 30, 2014, we utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be WTI crude oil index price plus the difference between the swap and the sold put strike price. For the deferred premium puts, we agree to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI price is below the floor price of the put, we receive the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, we pay only the premium.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of September 30, 2014:

							Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices					Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)					(In thousands)
2014	Two-way collars	1,088,000			$95.07	$106.42		$4,893
2014	Three-way collars	842,000		$70.55	$90.55	$105.16		1,066
2014	Swaps	994,000	$96.32					3,942
2014	Swaps with sub-floors	552,000	$92.60	$70.00				690
2015	Two-way collars	2,388,500			$87.98	$103.21		9,574
2015	Three-way collars	263,500		$70.59	$90.59	$105.25		869
2015	Swaps	5,263,500	$90.81					14,093
2015	Swaps with sub-floors	186,000	$92.60	$70.00				538
2015	Deferred premium puts	1,086,000			$90.00		$2.55	2,919
2016	Two-way collars	155,000			$86.00	$103.42		692
2016	Swaps	310,000	$90.15					1,020
								$40,296
Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at September 30, 2014. At September 30, 2014, we had $350.0 million of borrowings and $5.2 million letters of credit outstanding under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At September 30, 2014, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a

1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at September 30, 2014.
Most of the counterparties on our derivative instruments currently in place are lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into future derivative instruments with these or other lenders under our Second Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $40.3 million at September 30, 2014.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at September 30, 2014.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2014:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31, 2014	876	$55.81	—	—
August 1 - August 31, 2014	18,528	51.69	—	—
September 1 - September 30, 2014	19,116	48.07	—	—
Total	38,520	$49.99	—	—
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

10.1
Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2014 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 2, 2014, and incorporated herein by reference).

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

OASIS PETROLEUM INC.

Date:	November 5, 2014	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2014 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on October 2, 2014, and incorporated herein by reference).

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