Form 10-K
period 2014-12-31
Oasis Petroleum Inc.
filed 2015-02-26
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
_______________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,653,377,903
Number of shares of registrant’s common stock outstanding as of February 20, 2015: 102,451,226
_______________________________________
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III of this report for the year ended December 31, 2014.

OASIS PETROLEUM INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Forward-looking statements may include statements about:

•	our business strategy;

•	estimated future net reserves and present value thereof;

•	timing and amount of future production of oil and natural gas;

•	drilling and completion of wells;

•	estimated inventory of wells remaining to be drilled and completed;

•	costs of exploiting and developing our properties and conducting other operations;

•	availability of drilling, completion and production equipment and materials;

•	availability of qualified personnel;

•	owning and operating well services and midstream companies;

•	infrastructure for salt water disposal;

•	gathering, transportation and marketing of oil and natural gas, both in the Williston Basin and other regions in the United States;

•	property acquisitions;

•	integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;

•	the amount, nature and timing of capital expenditures;

•	availability and terms of capital;

•	our financial strategy, budget, projections, execution of business plan and operating results;

•	cash flows and liquidity;

•	oil and natural gas realized prices;

•	general economic conditions;

•	operating environment, including inclement weather conditions;

•	effectiveness of risk management activities;

•	competition in the oil and natural gas industry;

•	counterparty credit risk;

•	environmental liabilities;

•	governmental regulation and the taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas-producing countries;

•	technology;

•	uncertainty regarding future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.
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

PART I
Item 1. Business
Overview
Oasis Petroleum Inc. (together with our consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the North Dakota and Montana regions of the Williston Basin. As of December 31, 2014, we have accumulated 505,503 net leasehold acres in the Williston Basin, of which approximately 86% is held-by-production. We are currently exploiting significant resource potential from the Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the location, size and concentration of our acreage in our core project areas create an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. Our management team has a proven track record in identifying, acquiring and executing large, repeatable development drilling programs, which we refer to as “resource conversion” opportunities, and has substantial Williston Basin experience. In 2014, we completed and placed on production 195 gross operated wells in the Williston Basin. We have built our Williston Basin assets primarily through acquisitions and development in our two primary project areas: West Williston and East Nesson. In March 2014, we completed the sale of certain non-operated properties in our Sanish project area (the “Sanish Divestiture”). Please see Note 7 to our audited consolidated financial statements for a description of the Sanish Divestiture.
DeGolyer and MacNaughton, our independent reserve engineers, estimated our net proved reserves to be 272.1 MMBoe as of December 31, 2014, of which 54% were classified as proved developed and of which 87% were oil. The following table presents summary data for each of our primary project areas as of December 31, 2014:

		Productive Bakken and Three Forks Wells		Estimated net proved reserves as of December 31, 2014		2014 Average daily production
Project area	Net acreage	Gross	Net	MMBoe	% Developed	Boe/d
West Williston	357,584	629	342.7	197.8	52%	30,627
East Nesson	147,919	344	185.1	74.3	60%	14,641
Sanish(1)	—	—	—	—	—	388
Total	505,503	973	527.8	272.1	54%	45,656
__________________

(1)	Represents data related to non-operated properties in our Sanish project area, which were sold in the Sanish Divestiture in March 2014.
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
Our business strategy
Our goal is to enhance value by investing capital to build reserves, production and cash flows at attractive rates of return through the following strategies:

•
Efficiently develop our Williston Basin leasehold position. We intend to develop our acreage position to maximize the value of our resource potential, while maintaining flexibility to preserve future value when oil prices are low. During 2014, when the NYMEX West Texas Intermediate (“WTI”) crude oil index price averaged $92.07 per barrel throughout the year, we completed and brought on production 195 gross (147.4 net) operated Bakken and Three Forks wells in the Williston Basin. As of December 31, 2014, we had 72 gross operated wells waiting on completion in the Bakken and Three Forks formations. Our 2015 drilling plan, which was finalized when WTI was projected to average $50.41 per barrel, contemplates completing approximately 79 gross (63.3 net) operated wells in our project areas. We have the ability to increase or decrease the number of wells drilled and the number of wells completed during 2015 based on market conditions and program results.

•
Enhance returns by focusing on operational and cost efficiencies. Our management team is focused on continuous improvement of our operations and has significant experience in successfully converting early-stage resource conversion opportunities into cost-efficient development projects. We believe the magnitude and concentration of our acreage within our project areas has and will continue to provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad into multiple formations, utilizing centralized production and oil, gas and water fluid handling facilities and infrastructure, and reducing the time and cost of rig mobilization. In addition, OWS expanded to two fracturing fleets in 2014, and we expect OWS and OMS to continue to provide capital savings and lower our operated well costs going forward compared to third party providers.

•
Adopt and employ leading drilling and completion techniques. Our team is focused on enhancing our drilling and completion techniques to maximize overall well economics. We believe these techniques have significantly evolved over the last several years, resulting in increased initial production rates and recoverable hydrocarbons per well through the implementation of techniques such as drilling longer laterals, more tightly spaced fracturing stimulation stages and high intensity completions. We continuously evaluate our internal drilling and completion results and monitor the results of other operators to improve our operating practices. This continued evolution may enhance our initial production rates, increase ultimate recovery factors, lower well capital costs and improve rates of return on invested capital.

•
Maintain financial flexibility. Based on current market conditions, we have a strong liquidity position. As of December 31, 2014, we had $500.0 million of borrowings and $5.2 million of outstanding letters of credit under our revolving credit facility and $1,040.6 million of liquidity available, including $45.8 million in cash and cash equivalents and $994.8 million of unused borrowing base committed capacity available under our revolving credit facility. On September 30, 2014, our borrowing base increased from $1,750.0 million to $2,000.0 million. However, at that time we elected to limit the lenders' aggregate commitment to $1,500.0 million. The next redetermination of the borrowing base is scheduled for April 1, 2015, and we currently expect the borrowing base to remain above our elected commitment amount of $1,500.0 million. Our liquidity position, along with internally generated cash flows from operations and settlements from our derivative contracts in 2015, will provide continued financial flexibility as we actively manage the pace of development on our acreage position in the Williston Basin. We also currently believe we have access to the public equity and debt markets, and we intend to maintain a balanced capital structure by prudently raising proceeds from future offerings as additional capital needs arise. We are also evaluating options to monetize certain assets in our portfolio, which could result in increased liquidity and lower leverage.

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

Our competitive strengths
We have a number of competitive strengths that we believe will help us to successfully execute our business strategies:

•
Substantial leasehold position in one of North America’s leading unconventional oil-resource plays. As of December 31, 2014, substantially all of our 505,503 net leasehold acres in the Williston Basin were highly prospective in the Bakken and Three Forks formations and 87% of our 272.1 MMBoe estimated net proved reserves in this area were comprised of oil. In addition, we have 433,794 net acres held-by-production as of December 31, 2014. We believe our acreage is one of the largest concentrated leasehold positions that is prospective in the Bakken and Three Forks formations, and much of our acreage is in areas of significant drilling activity by other exploration and production companies. In 2015, we are concentrating our drilling activities in the deepest part of the Williston Basin and expect to increase per well capital efficiency through our focused development efforts coupled with lower service costs from OWS and third party vendors.

•
Large, multi-year project inventory. We believe we have a large inventory of potential drilling locations that we have not yet drilled, a majority of which are operated by us. We plan to slow the pace of completions in 2015 to 79 gross (63.3 net) operated wells in the Williston Basin in order to maintain financial flexibility and preserve the value of our inventory.

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

•
Incentivized management team. As of December 31, 2014, our executive officers owned 4% of our outstanding common stock, and an average of 73% of their overall compensation was in long-term equity-based incentive awards. We believe our executive officers’ ownership interest in us provides them with significant incentives to grow the value of our business for the benefit of all stakeholders.

•
Operating control over the majority of our portfolio. In order to maintain better control over our asset portfolio, we have established a leasehold position comprised primarily of properties that we expect to operate. As of December 31, 2014, 97% of our estimated net proved reserves were attributable to properties that we expect to operate. Approximately 96% of our 2015 drilling and completion capital expenditure budget is related to operated wells. As of December 31, 2014, our average working interest in our operated potential drilling locations was 68%. Controlling operations will allow us to dictate the pace of development and better manage the costs, type and timing of exploration and development activities. We believe that maintaining operational control over the majority of our acreage will allow us to better pursue our strategies of enhancing returns through operational and cost efficiencies and maximizing hydrocarbon recovery through continuous improvement of drilling and completion techniques. We are also better able to control infrastructure investment to drive down operating costs, optimize oil price realizations and increase the monetization of gas production.

Our operations
Estimated net proved reserves
The table below summarizes our estimated net proved reserves and related PV-10 at December 31, 2014, 2013 and 2012 for each of our project areas based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers. In preparing its reports, DeGolyer and MacNaughton evaluated 100% of the reserves and discounted values at December 31, 2014, 2013 and 2012 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure do not include probable or possible reserves and were determined using the preceding twelve months’ unweighted arithmetic average of the first-day-of-the-month prices. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The information in the following table does not give any effect to or reflect our commodity derivatives. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. For a definition of proved reserves under the SEC rules, please see the “Glossary of oil and natural gas terms” included at the end of this report. For more information regarding our independent reserve engineers, please see “Independent petroleum engineers” below.

	At December 31, 2014		At December 31, 2013		At December 31, 2012
Project area	Proved reserves (MMBoe)	PV-10(1) (in millions)	Proved reserves (MMBoe)	PV-10(1) (in millions)	Proved reserves (MMBoe)	PV-10(1) (in millions)
West Williston	197.8	$3,927.4	154.0	$3,571.0	94.6	$2,066.6
East Nesson	74.3	1,554.0	65.3	1,663.4	41.4	975.6
Sanish(2)	—	—	8.6	252.5	7.3	202.1
Total	272.1	$5,481.4	227.9	$5,486.9	143.3	$3,244.3
__________________

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

(2)	Represents data related to non-operated properties in our Sanish project area, which were sold in the Sanish Divestiture in March 2014.
Estimated net proved reserves at December 31, 2014 were 272.1 MMBoe, a 19% increase from estimated net proved reserves of 227.9 MMBoe at December 31, 2013 primarily as a result of our 2014 drilling program and well completions, partially offset by the Sanish Divestiture during the year ended December 31, 2014. Our proved developed reserves increased 24.2 MMBoe, or 20%, to 146.3 MMBoe for the year ended December 31, 2014 from 122.1 MMBoe for the year ended December 31, 2013, primarily due to our 2014 drilling program, including the completion of 195 gross (147.4 net) operated wells. Our proved undeveloped reserves increased to 125.7 MMBoe for the year ended December 31, 2014 from 105.8 MMBoe for the year ended December 31, 2013, primarily due to our 2014 drilling program and changes to align our proved undeveloped reserves with our anticipated five-year drilling plan.
Estimated net proved reserves at December 31, 2013 were 227.9 MMBoe, a 59% increase from estimated net proved reserves of 143.3 MMBoe at December 31, 2012 primarily as a result of our 2013 drilling program and well completions as well as our four distinct acquisitions during 2013 of oil and natural gas properties in and around our West Williston and East Nesson project areas (the “2013 Acquisitions”). Our proved developed reserves increased 52.1 MMBoe, or 74%, to 122.1 MMBoe for the year ended December 31, 2013 from 70.0 MMBoe for the year ended December 31, 2012, primarily due to our 2013 drilling program, including the completion of 136 gross (106.1 net) operated wells, and our property acquisitions. Our proved undeveloped reserves increased to 105.8 MMBoe for the year ended December 31, 2013 from 73.3 MMBoe for the year ended December 31, 2012, primarily due to our 2013 drilling program and the 2013 Acquisitions.
The following table sets forth more information regarding our estimated net proved reserves at December 31, 2014, 2013 and 2012:

	At December 31,
	2014	2013	2012
Reserves Data(1):
Estimated proved reserves:
Oil (MMBbls)	235.4	198.6	128.1
Natural gas (Bcf)	220.1	176.0	91.5
Total estimated proved reserves (MMBoe)	272.1	227.9	143.3
Percent oil	87%	87%	89%
Estimated proved developed reserves:
Oil (MMBbls)	127.3	106.8	62.6
Natural gas (Bcf)	114.0	92.2	44.7
Total estimated proved developed reserves (MMBoe)	146.3	122.1	70.0
Percent proved developed	54%	54%	49%
Estimated proved undeveloped reserves:
Oil (MMBbls)	108.1	91.8	65.5
Natural gas (Bcf)	106.1	83.8	46.8
Total estimated proved undeveloped reserves (MMBoe)	125.7	105.8	73.3
PV-10 (in millions)(2)	$5,481.4	$5,486.9	$3,244.3
Standardized Measure (in millions)(3)	$3,981.7	$3,727.6	$2,259.9
__________________

(1)
Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $95.28/Bbl for oil and $4.35/MMBtu for natural gas, $96.96/Bbl for oil and $3.66/MMBtu for natural gas and $94.68/Bbl for oil and $2.75/MMBtu for natural gas for the years ended December 31, 2014, 2013 and 2012, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.

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

(3)
Standardized Measure represents the present value of estimated future net cash flows from proved oil and natural gas reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows.

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
The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2014, 2013 and 2012:

	At December 31,
	2014	2013	2012
		(In millions)
PV-10	$5,481.4	$5,486.9	$3,244.3
Present value of future income taxes discounted at 10%	1,499.7	1,759.3	984.4
Standardized Measure of discounted future net cash flows	$3,981.7	$3,727.6	$2,259.9
The PV-10 of our estimated net proved reserves at December 31, 2014 was $5,481.4 million. PV-10 remained essentially unchanged from PV-10 of $5,486.9 million at December 31, 2013, primarily due to lower realized prices and higher costs, which were offset by an increase in reserves year over year.
Estimated future net revenues
The following table sets forth the estimated future net revenues, excluding derivative contracts, from proved reserves, the present value of those net revenues (PV-10) and the expected benchmark prices used in projecting net revenues at December 31, 2014, 2013 and 2012:

	At December 31,
	2014	2013	2012
	(In millions, except price data)
Future net revenues	$11,999.3	$11,685.6	$7,077.4
Present value of future net revenues:
Before income tax (PV-10)	5,481.4	5,486.9	3,244.3
After income tax (Standardized Measure)	3,981.7	3,727.6	2,259.9
Benchmark oil price ($/Bbl)(1)	$95.28	$96.96	$94.68
__________________

(1)
Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $95.28/Bbl for oil and $4.35/MMBtu for natural gas, $96.96/Bbl for oil and $3.66/MMBtu for natural gas and $94.68/Bbl for oil and $2.75/MMBtu for natural gas for the years ended December 31, 2014, 2013 and 2012, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.

Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations at December 31, 2014, 2013 and 2012 are based on costs in effect at December 31 of each year and the twelve-month unweighted arithmetic average of the first-day-of-the-month price for January through December of such year, without giving effect to derivative transactions, and are held constant throughout the life of the properties. There can be no assurance that the proved reserves will be produced within the periods indicated or that prices and costs will remain constant. As of February 17, 2015, spot crude oil and natural gas prices have decreased approximately 50% and 40%, respectively, since June 2014. An extended period of low prices for oil could result in a significant decrease in our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure in the future. There are numerous uncertainties inherent in estimating reserves and related information, and different reservoir engineers often arrive at different estimates for the same properties.
Proved undeveloped reserves
At December 31, 2014, we had approximately 125.7 MMBoe of proved undeveloped reserves as compared to 105.8 MMBoe at December 31, 2013.
The following table summarizes the changes in our proved undeveloped reserves during 2014 (in MBoe):

At December 31, 2013	105,784
Extensions, discoveries and other additions	58,192
Purchases of minerals in place	755
Sales of minerals in place	(290)
Revisions of previous estimates	(20,372)
Conversion to proved developed reserves	(18,326)
At December 31, 2014	125,743
During 2014, we spent a total of $394.9 million related to the development of proved undeveloped reserves, $84.4 million of which was spent on proved undeveloped reserves that represent wells in progress at year-end. The remaining $310.5 million resulted in the conversion of 18,326 MBoe of proved undeveloped reserves, or 17% of our proved undeveloped reserves balance at the beginning of 2014, to proved developed reserves. We added 58,192 MBoe of proved undeveloped reserves in our West Williston and East Nesson project areas as a result of our 2014 operated and non-operated drilling program and anticipated five-year drilling plan. We participated in 269 gross (151.1 net) wells that were completed and brought on production during 2014. In addition, we purchased 755 MBoe of proved undeveloped reserves primarily as a result of acquisitions, acreage additions and trades during the year ended December 31, 2014. In 2014, we sold a total of 290 MBoe proved undeveloped reserves in the Sanish Divestiture. In 2014, our net negative revision of 20,372 MBoe, or 19% of our December 31, 2013 proved undeveloped reserves balance, is primarily due to the removal of proved undeveloped reserves not aligned with our anticipated five-year drilling plan, which was adjusted to allocate a greater focus on higher rates-of-return areas of the Bakken and Three Forks formations. This resulted in 80 (56.2 net) proved undeveloped locations with 21,411 MBoe of reserves being removed from the December 31, 2014 estimated net proved reserves balance.
We expect to develop all of our proved undeveloped reserves as of December 31, 2014 within five years of their initial booking. The future development of such proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. All proved undeveloped locations are located on properties where the leases are held by existing production, by continuous drilling operations, or associated with leases not expiring within the next five years.
Independent petroleum engineers
Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure at December 31, 2014, 2013 and 2012 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007) and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, Moscow and Algiers. The firm’s more than 100 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton has provided such services for over 75 years. The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Professional Engineer in the State of Texas with over 30 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from The University of Texas at Austin in 1984, and he is a member of the International Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm.
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
In order to establish reasonable certainty with respect to our estimated net proved reserves, DeGolyer and MacNaughton employed technologies including, but not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available down hole and production data, seismic data and well test data. Reserves attributable to producing wells with sufficient production history were estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing wells with limited production history and for undeveloped locations were estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. In addition to assessing reservoir continuity, geologic data from well logs, core analyses and seismic data related to the Bakken and Three Forks formations were used to estimate original oil in place. In areas where estimated proved reserves were attributed to more than one well per spacing unit, the estimated original oil in place was used to calculate reasonable estimated recovery factors based on experience with similar reservoirs where similar drilling and completion techniques have been employed.
Internal controls over reserves estimation process
We employ DeGolyer and MacNaughton as the independent reserves evaluator for 100% of our reserves base. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with the independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished for the reserves estimation process. Brett Newton, Senior Vice President of Asset Management and Chief Engineer, is the technical person primarily responsible for overseeing our reserves evaluation process. He has 25 years of industry experience with positions of increasing responsibility in engineering and management. He holds both a Bachelor of Science degree and Master of Science degree in petroleum engineering. Mr. Newton reports directly to our President and Chief Operating Officer.
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
Production, revenues and price history
We produce and market oil and natural gas, which are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Oil supply in the United States has grown dramatically over the past few years, and this has contributed to a current global oversupply of crude oil, which has caused a sharp decline in oil prices in recent months. As of February 17, 2015, spot crude oil and natural gas prices have decreased approximately 50% and 40%, respectively, since June 2014. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. A substantial or extended decline in oil or natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—A substantial or extended decline in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”
The following table sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated. For additional information on price calculations, please see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012
Net production volumes:
Oil (MBbls)	14,883	11,133	7,533
Natural gas (MMcf)	10,691	7,450	4,146
Oil equivalents (MBoe)	16,664	12,375	8,224
Average daily production (Boe/d)	45,656	33,904	22,469
Average sales prices:
Oil, without derivative settlements (per Bbl)	$82.73	$92.34	$85.22
Oil, with derivative settlements (per Bbl)(1)	83.19	91.61	86.09
Natural gas (per Mcf)(2)	6.81	6.78	6.52
Costs and expenses (per Boe of production):
Lease operating expenses	$10.18	$7.65	$6.68
Marketing, transportation and gathering expenses	1.75	2.09	1.13
Production taxes	7.66	8.12	7.66
Depreciation, depletion and amortization	24.74	24.81	25.14
General and administrative expenses	5.54	6.09	6.95
__________________

(1)
Realized prices include gains or losses on cash settlements for our commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)	Natural gas prices include the value for natural gas and natural gas liquids.
Net production volumes for the year ended December 31, 2014 were 16,664 MBoe, a 35% increase from net production of 12,375 MBoe for the year ended December 31, 2013. Our net production volumes increased 4,289 MBoe over 2013 primarily due to a successful operated and non-operated drilling and completion program. Average oil sales prices, without derivative settlements, decreased by $9.61/Bbl, or 10%, to an average of $82.73/Bbl for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Giving effect to our derivative transactions in both periods, our oil sales prices decreased $8.42/Bbl to $83.19/Bbl for the year ended December 31, 2014 from $91.61/Bbl for the year ended December 31, 2013.

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
The following table sets forth information regarding our average daily production for the years ended December 31, 2014, 2013 and 2012:

	Average daily production for the years ended December 31,
	2014			2013			2012
Project area	Bbls	Mcf	Boe	Bbls	Mcf	Boe	Bbls	Mcf	Boe
West Williston	27,198	20,573	30,627	18,815	14,127	21,170	13,904	8,152	15,263
East Nesson	13,228	8,478	14,641	9,229	4,951	10,054	4,586	2,106	4,936
Sanish(1)	348	238	388	2,458	1,333	2,680	2,091	1,070	2,270
Total	40,774	29,289	45,656	30,502	20,411	33,904	20,581	11,328	22,469
__________________

(1)	Represents data related to non-operated properties in our Sanish project area, which were sold in the Sanish Divestiture in March 2014.

Productive wells
The following table presents the total gross and net productive wells by project area as of December 31, 2014:

	Total wells		Bakken and Three Forks		Operated Bakken and Three Forks wells
Project area	Gross	Net	Gross	Net	Gross	Net
West Williston	776	443.9	629	342.7	431	327.5
East Nesson	344	185.1	344	185.1	220	177.1
Total	1,120	629.0	973	527.8	651	504.6
All of our productive wells are oil wells. Gross wells are the number of wells, operated and non-operated, in which we own a working interest and net wells are the total of our working interests owned in gross wells.
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2014 for each of our project areas. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed acres		Undeveloped acres		Total acres
Project area	Gross	Net	Gross	Net	Gross	Net
West Williston	349,697	265,015	135,224	92,569	484,921	357,584
East Nesson	135,213	101,138	71,221	46,781	206,434	147,919
Total	484,910	366,153	206,445	139,350	691,355	505,503
We increased our acreage that is held-by-production to 433,794 net acres at December 31, 2014 from 422,386 net acres at December 31, 2013.
Undeveloped acreage
The following table sets forth the number of gross and net undeveloped acres as of December 31, 2014 that will expire over the next three years by project area unless production is established within the spacing units covering the acreage prior to the expiration dates:

	Expiring 2015		Expiring 2016		Expiring 2017
Project area	Gross	Net	Gross	Net	Gross	Net
West Williston	6,917	5,430	8,821	3,155	8,119	7,046
East Nesson	26,049	19,267	25,556	15,080	7,603	5,773
Total	32,966	24,697	34,377	18,235	15,722	12,819
Drilling and completion activity
The following table summarizes our drilling activity for the years ended December 31, 2014, 2013 and 2012. Gross wells reflect the sum of all productive and dry wells, operated and non-operated, in which we own an interest. Net wells reflect the sum of our working interests in gross wells. The gross and net wells represent wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	188	102.6	188	75.3	193	89.9
Gas	—	—	—	—	—	—
Dry(1)	—	—	—	—	2	1.9
Total development wells	188	102.6	188	75.3	195	91.8
Exploratory wells:
Oil	81	48.5	62	39.8	38	15.7
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	81	48.5	62	39.8	38	15.7
Total wells	269	151.1	250	115.1	233	107.5
__________________

(1)	In 2012, we had two gross development dry hole wells as a result of mechanical failures. Replacement wells were drilled in the same drilling spacing units and were productive wells.
Our drilling activity has increased each year since our inception. In 2012 and 2013, we focused on delineation and appraisal of the Bakken and Three Forks formations, resulting in substantially all of our acreage being delineated as of December 31, 2013. In 2014, we focused on full field development in our West Williston and East Nesson project areas. We also continued to participate in a number of wells on a non-operated basis.
We did not drill any dry hole wells in 2014 or 2013. In 2012, we had two gross development dry hole wells as a result of mechanical failures. Replacement wells were drilled in the same drilling spacing units and were productive wells. In 2012, we allocated a portion of the costs for a well that was unsuccessful due to mechanical complications in the Three Forks formation to exploratory dry hole expense. The well was successfully plugged back and completed in the Bakken formation.
As of December 31, 2014, we had 15 operated rigs running, 28 gross (18.0 net) operated wells drilling on multi-well pads and an inventory of 72 gross operated wells waiting on completion. Consistent with our 2015 capital plan, we expect to continue to focus on drilling in the Bakken and Three Forks formations.
Capital expenditure budget
In 2014, we spent $1,572.6 million on capital expenditures, which represented a 37% decrease from the $2,506.3 million spent during 2013. Excluding acquisitions totaling $37.2 million in 2014 and $1,563.4 million in 2013, our capital expenditures increased 63% year over year. The increase, excluding the impact of acquisitions, was due to more drilling and completion activity coupled with higher capital expenditures for OMS, primarily related to pipelines and salt water disposal wells, and for OWS, primarily related to adding a second fracturing fleet. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cash flows used in investing activities.”
We have significantly decreased our planned 2015 capital expenditures as compared to 2014 as a result of current lower commodity prices. Our total 2015 capital expenditure budget is $705 million, which includes $678 million for exploration and production (“E&P”) capital expenditures and $27 million for non-E&P capital expenditures, including OWS, administrative capital and capitalized interest. We plan to complete approximately 79 gross (63.3 net) operated wells and participate in 2.6 net non-operated wells that are expected to be completed and brought on production in 2015. Our planned E&P capital expenditures include $565 million of drilling and completion (including production-related equipment) capital expenditures for operated and non-operated wells (including expected savings from services provided by OWS and OMS).
While we have budgeted $705 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”
Our core project areas
Williston Basin
Our operations are focused in the North Dakota and Montana areas of the Williston Basin. While we have interests in a substantial number of wells in the Williston Basin that target several different zones, our exploration and development activities are currently concentrated in the Bakken and Three Forks formations. Our management team originally targeted the Williston Basin because of its oil-prone nature, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also has established infrastructure and access to materials and services.
The entire Williston Basin is spread across North Dakota, South Dakota, Montana and parts of southern Canada. The basin produces oil and natural gas from numerous producing horizons including, but not limited to, the Bakken, Three Forks, Madison and Red River formations. A report issued by the United States Geological Survey in April 2008 classified these formations as the largest continuous oil accumulation ever assessed by it in the contiguous United States. The Williston Basin is now one of the most actively drilled unconventional oil resource plays in the United States, with over 200 rigs drilling in the basin during 2014, although more recently the active rig count has decreased to 135 as of February 17, 2015 due to the decline in oil prices.
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
Our total leasehold position in the Williston Basin as of December 31, 2014 consisted of 505,503 net acres. Our estimated net proved reserves in the Williston Basin were 272.1 MMBoe at December 31, 2014. Of our estimated net proved reserves in the Williston Basin, approximately 146.3 MMBoe were proved developed reserves, which are comprised of a combination of wells drilled to conventional reservoirs, Bakken and Three Forks wells drilled with older completion techniques, and to a much larger extent, Bakken and Three Forks wells drilled with completion techniques similar to those we currently employ. Of our estimated net proved reserves, 125.7 MMBoe were proved undeveloped reserves, all of which consisted of Bakken and Three Forks wells to be drilled with more recent completion techniques. We expect that all of our potential drilling locations in each of our project areas will be drilled and completed using completion techniques similar to those we currently employ. As of December 31, 2014, we had a total of 629.0 net operated and non-operated producing wells and 600.2 net operated producing wells in the Williston Basin. We had average daily production of 45,656 net Boe/d for the year ended December 31, 2014 in the Williston Basin. During 2014, our Bakken and Three Forks wells produced a daily average of 44,667 net Boe/d with 527.8 net producing wells on December 31, 2014. Accordingly, our 527.8 net Bakken and Three Forks wells were responsible for 98% of our average daily production during 2014. As of December 31, 2014, our working interest for all producing wells averaged 56% and in the wells we operate was approximately 79%. As of December 31, 2014, we were drilling or completing 118 gross (74.8 net) wells in the Williston Basin. We participated in 269 gross (151.1 net) wells that were completed and brought on production during 2014.

Our Williston Basin activities are evaluated in two primary areas of operations: West Williston and East Nesson. Prior to the Sanish Divestiture in March 2014, Sanish was our third primary area of operations in the Williston Basin.
West Williston
We control 357,584 net acres in the West Williston project area, primarily in Williams and McKenzie counties in North Dakota and Roosevelt and Richland counties in Montana. We had average daily production of 30,627 net Boe/d for the year ended December 31, 2014, 97% of which was produced from the Bakken and Three Forks formations and the remainder from other conventional formations. As of December 31, 2014, we had an average working interest of 57% and operated 95% of our 443.9 net producing wells in the West Williston project area. As of December 31, 2014, we operated 95% of our 342.7 net producing Bakken and Three Forks wells in the West Williston project area.
During the year ended December 31, 2014, our total completions were 168 gross (89.8 net) horizontal Bakken and Three Forks wells in the West Williston project area. As of December 31, 2014, we were participating in the drilling or completion of 75 gross (47.9 net) wells in this project area. We have budgeted $451 million in capital expenditures in the West Williston project area in 2015 for the completion of 57 gross (45.0 net) operated wells and 2.6 net non-operated wells.
East Nesson
We control 147,919 net acres in the East Nesson project area, primarily in Mountrail and Burke counties in North Dakota. We had average daily production of 14,641 net Boe/d for the year ended December 31, 2014, all of which was produced from the Bakken and Three Forks formations. As of December 31, 2014, we had an average working interest of 54% and operated 96% of our 185.1 net producing wells in the East Nesson project area, all of which are producing out of the Bakken and Three Forks formations.
During the year ended December 31, 2014, our total completions were 101 gross (61.3 net) horizontal Bakken and Three Forks wells in the East Nesson project area. As of December 31, 2014, we were participating in the drilling or completion of 43 gross (26.9 net) wells in this project area. We have budgeted $114 million in capital expenditures in the East Nesson project area in 2015 for the completion of 22 gross (18.3 net) operated wells and no net non-operated wells.
Sanish
On March 5, 2014, we completed the Sanish Divestiture, in which we divested of certain properties in and around our Sanish project area. Our properties in this project area, located in Mountrail County in North Dakota, were entirely operated by other operators. We had average daily production of 388 net Boe/d for the year ended December 31, 2014, all of which was produced from the Bakken and Three Forks formations.
Please see Note 7 to our audited consolidated financial statements for a description of the Sanish Divestiture.
Marketing, transportation and major customers
The Williston Basin crude oil rail and pipeline transportation and refining infrastructure has grown substantially in recent years, largely in response to drilling activity in the Bakken and Three Forks formations. In December 2014, oil production in North Dakota was approximately 1,227,000 barrels per day compared to approximately 927,000 barrels per day in December 2013. According to the North Dakota Pipeline Authority website’s data dated January 14, 2015, there was approximately 773,000 barrels per day of crude oil pipeline transportation capacity in the Williston Basin as of December 31, 2014. In addition, there was approximately 1,260,000 barrels per day of specifically dedicated railcar transportation capacity as of December 31, 2014. In 2014, we continued to sell a significant amount of our crude oil production from our West Williston and East Nesson project areas through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which typically originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2014, we were flowing approximately 75% of our gross operated oil production through these gathering systems.
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
For the years ended December 31, 2014, 2013 and 2012, sales to Musket Corporation accounted for approximately 13%, 11% and 10% of our total sales, respectively. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2014, 2013 and 2012. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are a number of alternative crude oil and natural gas purchasers in our project areas.
As of December 31, 2014, we sold a substantial majority of our oil and condensate through bulk sales from delivery points on crude oil gathering systems or directly at the wellhead to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs and adjustments for product quality. Crude oil produced and sold in the Williston Basin has historically sold at a discount to the price quoted for WTI crude oil due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to the production of oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. In the first half of 2012, price differentials were at or above the historical average discount range of 10% to 15% to the price quoted for WTI crude oil due to production growth in the Williston Basin combined with refinery and transportation constraints. In the third quarter of 2012, our average price differentials relative to WTI began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012 and into the first quarter of 2013, average price differentials continued to narrow, primarily due to our ability to access premium coastal markets by rail. As the premium received in coastal markets contracted during the second and third quarters of 2013, our average price differentials relative to WTI increased. In the fourth quarter of 2013 and into the first quarter of 2014, our average price differentials to WTI continued to increase due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials, and our price differentials to WTI returned to approximately 9% to 11%. In the fourth quarter of 2014, as WTI crude oil prices declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
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
We sell a significant amount of our crude oil production through gathering systems connected to rail facilities. Several recent derailments of freight trains, including the events in July 2013 in Lac Mégantic, have led federal and state regulators to examine whether the hazardous nature of crude oil from the Bakken shale is being assessed properly prior to its shipment. In particular, there are concerns that the testing and ensuing designations of the crude oil on the shipping documentation do not in all cases accurately capture the flammability of the Bakken crude oil. On January 2, 2014, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) released a Safety Alert alerting regulators, emergency responders, transporters and shippers that crude oil from the Bakken Shale may have flammability characteristics that are different from other forms of crude oil and that it was vital that all shipments of crude oil be tested and properly characterized on all shipping documentation. The Safety Alert also notified the regulated community that PHMSA and the Federal Railroad Administration have launched “Operation Classification,” which is an ongoing enforcement initiative that involves unannounced inspections on crude oil shipments to test the contents of the shipments in order to ensure that they are properly characterized. In August 2014, the U.S. Department of Transportation released a report finding that, based on the results of Operation Classification from August 2013 to May 2014, Bakken crude oil tends to be more volatile and flammable than other crude oils, and thus poses an increased risk for a significant accident.
In addition, these events have also spurred efforts to improve the safety of tank cars that are used in transporting crude oil by rail. Since 2011, all new railroad tank cars that have been built to transport crude oil or other petroleum type fluids (e.g., ethanol) have been built to more stringent safety standards. In August 2014, PHMSA issued a Notice of Proposed Rulemaking that proposes, among other things, additional requirements that would enhance tank car standards for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, and a requirement that older DOT-111 tank cars be phase out by as early as October 1, 2017 if they are not retrofitted to comply with new tank car design standards. The proposed rule also includes new operational requirements for certain trains, including route analyses, improved braking controls and speed restrictions. In conjunction with the proposed rule, PHMSA published an Advanced Notice of Proposed Rulemaking related to potential revisions to its regulations that would expand the applicability of comprehensive oil spill response plans to certain trains based on the thresholds of crude oil that apply to an entire train. The final rule is expected in early 2015. Were PHMSA to require safety improvements or updates to existing tank cars, that could drive up the cost of transport and lead to shortages in availability of tank cars. We do not currently own or operate rail transportation facilities or rail cars; however, we cannot assure that costs incurred by the railroad industry to comply with standards and regulations emerging from PHMSA’s rulemaking process will not increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices, the consequences of which could be material to our business, financial condition or results of operations.

However, we believe that any such consequences would not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. Shortly after the Lac Mégantic tragedy, Transport Canada issued a series of emergency directives aimed at certain practices that were identified immediately after the accident. Likewise, Transport Canada is assessing the compensation and liability scheme for shipments by rail so that sufficient funds are available to compensate victims and respond to the incident without making taxpayers fund any aspect of those efforts. In January 2014, the Canadian Transportation Safety Board made several recommendations to Transport Canada regarding tank car safety, routing of freight trains and the capabilities of emergency responders. In April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT-111 tank cars and imposing a three-year phase out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile-per-hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan.
We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or local hazardous materials transportation regulations will have a material adverse effect on our financial position or results of operations. However, future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil, or the development or discovery of new facts or conditions could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices, the consequences of which could be material to our business, financial condition or results of operations. However, we believe that any such consequences would not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
North Dakota Industrial Commission oil and gas rule changes. The North Dakota Industrial Commission has adopted more stringent rule changes to its existing oil and gas regulations. The rules became effective on April 1, 2012 and, among other things, impose relatively higher bonding amounts for the drilling of wells, severely restrict the discharge and storage of production wastes such as produced water, drilling mud, waste oil and other wastes in earthen pits, implement more stringent hydraulic fracturing requirements and require the provision of public disclosure on the national website, FracFocus.org, regarding chemicals used in the hydraulic fracturing process. Compliance with these recent rule changes by oil and natural gas exploration and production operators in general and us in particular increased our well costs during 2012, 2013 and 2014, and we expect to continue to incur these increased costs in order to remain in compliance.
In 2014, the North Dakota Industrial Commission adopted rules intended to reduce natural gas flaring. Please see below the discussion of “Environmental protection and natural gas flaring initiatives.” In addition, on December 9, 2014, the North Dakota Industrial Commission adopted new conditioning standards to improve the safety of Bakken crude oil for transport. The rule becomes effective April 1, 2015 and sets operating standards for conditioning equipment to properly separate production fluids. The rule includes parameters for temperatures and pressures for production equipment. The rule also addresses limits to vapor pressure of produced crude oil.
Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.
Environmental and occupational health and safety regulation
Our exploration, development and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling and production operations; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; and impose specific criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.
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
Hazardous substances and wastes
The Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These classes of persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.
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
Air emissions
The federal Clean Air Act, as amended (“CAA”), and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs, and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from certain fractured and refractured gas wells by using reduced emission completions, also known as “green completions,” after January 1, 2015. These regulations also establish specific new requirements regarding emissions from certain production-related wet seal and reciprocating compressors, pneumatic controllers, and storage vessels. We review new rules such as these to assess their impact on our operations. Compliance with new requirements could increase our costs of development and production, which costs could be significant.
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
We believe that one of the leading causes of natural gas flaring from the Bakken and Three Forks formations is the inability of operators to promptly connect their wells to natural gas processing and gathering infrastructure due to external factors out of the control of the operator, such as, for example, the granting of right-of-way access by land owners, investment from third parties in the development of gas gathering systems and processing facilities, and the development and adoption of regulations. However, we have allocated significant resources to connect our Bakken and Three Forks wells to natural gas infrastructure in a timely manner to reduce our flared volumes. We have exceeded a goal that we voluntarily set in 2014 to maintain well connections for an average of 90% of our operated Bakken and Three Forks wells during the year ending December 31, 2014 by having approximately 97% of our operated Bakken and Three Forks wells connected to gathering systems as of December 31, 2014. We believe that achieving this goal helps us to minimize our flared volumes of natural gas.
On July 1, 2014, the North Dakota Industrial Commission adopted Order No. 24665 (the “July 2014 Order”), pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of 74% of natural gas produced in the state by October 1, 2014, 77% of such gas by January 1, 2015, 85% of such gas by January 1, 2016 and 90% of such gas by October 1, 2020. The July 2014 Order establishes an enforcement mechanism for policy recommendations that were previously adopted by the North Dakota Industrial Commission in March 2014. Those recommendations required all exploration and production operators applying for new drilling permits in the state after June 1, 2014 to develop Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s now-implemented gas capture percentage goals. In particular, the July 2014 Order provides that after an initial 90-day period, wells must meet or exceed the North Dakota Industrial Commission’s gas capture percentage goals on a per-well, per-field, county, or statewide basis. Failure to comply with the gas capture percentage goals will result in an operator having to restrict its production to 200 barrels of oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or 100 barrels of oil per day if less than 60% of such monthly volume of natural gas is captured. While we believe that we were in compliance with these requirements as of December 31, 2014 and expect to remain in compliance in the future, there is no assurance that we will be able to remain in compliance in the future or that such future compliance will not have a material adverse effect on our business and operation results.
Climate change
Based on findings made by the EPA in 2009 that emissions of carbon dioxide, methane and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which typically will be established by the states. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

While from time to time Congress has considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas facilities, including production facilities, as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025.
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
The Oil Pollution Act of 1990, as amended (“OPA”), amends the Clean Water Act, and sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.
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

Hydraulic fracturing activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional formations, including shales. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the federal Bureau of Land Management (“BLM”) issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.
From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nevertheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Also, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in the first half of 2015. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.
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
Operations on federal lands
Performance of oil and gas exploration and production activities on federal lands, including Indian lands and lands administered by the federal BLM are subject to the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs, to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Depending on any mitigation strategies recommended in such environmental assessments or environmental impact statements, we could incur added costs, which could be substantial, and be subject to delays or limitations in the scope of oil and natural gas projects.
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
Employees
As of December 31, 2014, we employed 558 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.
Offices
As of December 31, 2014, we leased 111,628 square feet of office space in Houston, Texas at 1001 Fannin Street, where our principal offices are located. The lease for our Houston office expires in September 2020. We also own field offices in the North Dakota communities of Williston, Powers Lake and Alexander.
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
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “OAS.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.
We also make available on our website at http://www.oasispetroleum.com all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
The price we receive for our oil and, to a lesser extent, natural gas, heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. For example, average daily prices for WTI crude oil ranged from a high of $107.95 per barrel to a low of $53.45 per barrel during 2014. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $8.15 per MMBtu to a low of $2.74 per MMBtu during 2014. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

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
Substantially all of our production is sold to purchasers under short-term (less than twelve-month) contracts at market-based prices. Low oil and natural gas prices will reduce our cash flows, borrowing ability, the present value of our reserves and our ability to develop future reserves. See “Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our oil and natural gas reserves.” Low oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically and may affect our proved reserves. See also “The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves” below.
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
The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Our operations” for information about our estimated oil and natural gas reserves and the PV-10 and Standardized Measure of discounted future net revenues as of December 31, 2014, 2013 and 2012.
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
You should not assume that the present value of future net revenues from our estimated net proved reserves is the current market value of our estimated net oil and natural gas reserves. In accordance with SEC requirements for the years ended December 31, 2014, 2013 and 2012, we based the estimated discounted future net revenues from our estimated net proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

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
Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services or the unavailability of sufficient transportation for our production could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, compliance with new or emerging legal requirements that affect midstream operations in North Dakota may reduce the availability of transportation for our production. For example, the North Dakota Industrial Commission adopted regulations in late 2013 that impose more rigorous pipeline development standards on midstream operators, some of whom we rely on to construct and operate pipeline infrastructure to transport the oil and natural gas we produce.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. We spent $1,572.6 million and $2,506.3 million (including acquisitions) related to capital expenditures for the years ended December 31, 2014 and 2013, respectively. Our capital expenditure budget for 2015 is approximately $705 million, with approximately $565 million allocated for drilling and completion operations. Since our IPO, our capital expenditures have been financed with proceeds from our IPO, proceeds from our $2,200.0 million of senior unsecured notes, net cash provided by operating activities, proceeds from our secondary equity offering, borrowings under our revolving credit facility and the sale of non-core oil and gas properties. DeGolyer and MacNaughton projects that we will incur capital costs in excess of $2,467 million over the next five years to develop the proved undeveloped reserves in the Williston Basin covered by its December 31, 2014 reserve report. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.

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
If the borrowing base under our revolving credit facility or our revenues decrease as a result of low oil or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or cash available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our drilling locations, which in turn could lead to a possible expiration of our leases and a decline in our estimated net proved reserves, and could adversely affect our business, financial condition and results of operations.
If oil and natural gas prices remain at their current level for an extended period of time or continue to decline, we may be required to take write-downs of the carrying values of our oil and natural gas properties.
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. In addition, we assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties, which may result in a decrease in the amount available under our revolving credit facility. A write-down constitutes a non-cash charge to earnings. Recent declines in oil and natural gas prices may cause us to incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our revolving credit facility and our results of operations for the periods in which such charges are taken. Due to lower expected future oil prices, we reviewed our proved oil and natural gas properties as of December 31, 2014 and determined that the carrying value exceeded expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, we recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. No impairment on proved oil and natural gas properties was recorded for the years ended December 31, 2013 and 2012. During the years ended December 31, 2014, 2013 and 2012, we recorded non-cash impairment charges of $7.3 million, $1.2 million and $3.6 million on our unproved properties due to expiring leases and periodic assessments of our unproved properties not held-by-production.
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
As of December 31, 2014, 100% of our proved reserves and production were located in the Williston Basin in northwestern North Dakota and northeastern Montana. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
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
The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil. Although additional Williston Basin transportation takeaway capacity was added from 2011 to 2014, production also increased due to the elevated drilling activity in these years. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the WTI crude oil index price in the first half of 2012. During the second half of 2012 and first half of 2013, differentials improved due to expanding rail infrastructure and pipeline expansions coming on line. During the second half of 2013 and first quarter of 2014, our price differentials again increased as the pipeline market weakened as a result of refinery down time and increased United States and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials, and our price differentials to WTI returned to approximately 9% to 11%. In the fourth quarter of 2014, as WTI crude oil prices declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. On barrels that are transported over pipelines to either Clearbrook, Minnesota or Guernsey, Wyoming, our realized price for crude oil is generally the quoted price for Bakken crude oil less transportation costs from the point where the crude oil is sold.
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
Approximately 46% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2014. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
For the years ended December 31, 2014, 2013 and 2012, we had net income of $506.9 million, $228.0 million and $153.4 million, respectively. However, prior to 2011, we incurred net losses. Our development of and participation in an increasingly larger number of drilling locations has required and will continue to require substantial capital expenditures, including planned capital expenditures for 2015 of approximately $705 million.
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
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2014, we had leases representing 24,697 net acres expiring in 2015, 18,235 net acres expiring in 2016 and 12,819 net acres expiring in 2017. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. During the years ended December 31, 2014, 2013 and 2012, we recorded non-cash impairment charges of $7.3 million, $1.2 million and $3.6 million on our unproved properties due to expiring leases and periodic assessments of our unproved properties not held-by-production.
Our operations are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our oil and natural gas exploration and production operations are subject to stringent and comprehensive federal, regional, state and local laws and regulations governing occupational health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of a permit before conducting drilling, underground injection or other regulated activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from operations. Numerous governmental authorities, such as the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of our operations.
There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and waste water discharges related to our operations and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our financial condition or results of well drilling, construction, completion on water management activities or operations. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. For example, the North Dakota Industrial Commission adopted regulations in late 2013 that impose more rigorous pipeline development standards on midstream operators, some of whom we rely upon to construct and operate pipeline infrastructure to transport the oil and natural gas we produce. In addition, in March 2014, the North Dakota Industrial Commission adopted legal requirements that went into effect on May 1, 2014 and implemented a drilling permit review process that incorporates public review measures for any oil and natural gas wells drilled within buffer zones established around a designated number of identified areas of interest within the state, including certain National Park or Grassland areas, specified mountains and buttes, certain rivers, and specified wildlife management areas. While limited to drilling of wells upon public lands, the drilling permit review process will result in portions of the drilling applications being made available for public review and comment and could result in a lesser number of such permits being issued or such permits being issued as a slower rate or with added restrictions, which could impact our overall drilling program. We may not be able to recover some or any of these costs from insurance.
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
Our business involves the selling and shipping by rail of crude oil, including from the Bakken shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.
A portion of our crude oil production is transported to market centers by rail. Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks. The August 2014 Notice of Proposed Rulemaking published by PHMSA proposes, among other things, enhanced tank car standards, a classification and testing program for crude oil, and a phase-out date by as early as October 2017 for older DOT-111 tank cars that are not retrofitted.
The proposed rule also includes new operational requirements such as route analyses, improved braking controls, and speed restrictions. In conjunction with the proposed rule, PHMSA published an Advanced Notice of Proposed Rulemaking related to potential revisions to its regulations that would expand the applicability of comprehensive oil spill response plans to certain trains based on the thresholds of crude oil that apply to an entire train. The final rule is expected in early 2015. Transport Canada has also issued emergency directives and ministerial orders relating to train speed restrictions, route risk analyses and a phase out of non-compliant DOT-111 tank cars.
Any changes to existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices at market centers throughout the United States, the consequences of which could have a material adverse effect on our financial condition, results of operations and cash flows.
To the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. In addition, any derailment of crude oil from the Bakken shale involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our policies will cover the entirety of any damages that may arise from such an event.
Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
Based on findings by the EPA in 2009 that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA adopted regulations under existing provisions of the CAA that establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. These or similar permit review requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas production facilities on an annual basis, which includes certain of our operations. While from time to time Congress has considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. The adoption and implementation of any legislation or regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, pursuant to President Obama’s Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas facilities, including production facilities, as part of the Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the federal BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015. In addition, from time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. In addition, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in the first half of 2015. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.
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
On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the U.S. District Court for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant.” The Dodd-Frank Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities which may not be as creditworthy as the current counterparties. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows.
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
Our revolving credit facility and the indentures governing our senior unsecured notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
Our ability to comply with some of the covenants and restrictions contained in our revolving credit facility and the indentures governing our senior unsecured notes may be affected by events beyond our control. If market or other economic conditions deteriorate or if oil and natural gas prices remain at their current level for an extended period of time or continue to decline, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, the indentures governing our senior unsecured notes or any future indebtedness could result in an event of default under our revolving credit facility, the indentures governing our senior unsecured notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2014, we had $500.0 million of outstanding borrowings and had $5.2 million of outstanding letters of credit under our revolving credit facility, $994.8 million available for future secured borrowings under our revolving credit facility and $2,200.0 million outstanding in senior unsecured notes. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and capital resources–Senior secured revolving line of credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and capital resources–Senior unsecured notes.” In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.
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
A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If oil and natural gas prices remain at their current level for an extended period of time or continue to decline, we may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
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
Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($130.9 million in receivables at December 31, 2014), which we market to energy marketing companies, refineries and affiliates, and joint interest receivables ($175.5 million at December 31, 2014).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. For the years ended December 31, 2014, 2013 and 2012, sales to Musket Corporation accounted for approximately 13%, 11% and 10% of our total sales, respectively. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2014, 2013 and 2012. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells.
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2014, we had derivatives in place with seven counterparties and a total net derivative asset of $315.5 million.
We may be subject to risks in connection with acquisitions because of uncertainties in evaluating recoverable reserves, well performance and potential liabilities, as well as uncertainties in forecasting oil and gas prices and future development, production and marketing costs, and the integration of significant acquisitions may be difficult.
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
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities or title defects in excess of the amounts claimed by us before closing and acquire properties on an “as is” basis. Indemnification from the sellers will generally be effective only during the twelve-month period after the closing and subject to certain dollar limitations and minimums. We may not be able to collect on such indemnification because of disputes with the sellers or their inability to pay. Moreover, there is a risk that we could ultimately be liable for unknown obligations related to acquisitions, which could materially adversely affect our financial condition, results of operations or cash flows.

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
The process of integrating assets could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. In addition, even if we successfully integrate the assets acquired in an acquisition, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame.
If we fail to realize the anticipated benefits of a significant acquisition, our results of operations may be lower than we expect.
The success of a significant acquisition will depend, in part, on our ability to realize anticipated growth opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated net proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, in oil and natural gas industry conditions, by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, our results of operations and stock price may be adversely affected.
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
President Obama’s budget proposal for fiscal year 2016 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities for oil and gas production, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.
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
Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding other than those noted below. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
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
We believe that all claims against Oasis Petroleum Inc. and OP LLC in connection with the derailment of the Train in Lac-Mégantic, Quebec are without merit and intend to vigorously defend against them.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity. Our common stock is listed on the NYSE under the symbol “OAS.”
The following table sets forth the range of high and low sales prices of our common stock for the two most recent fiscal years as reported by the NYSE:

	2014		2013
	High	Low	High	Low
1st Quarter	$47.28	$38.68	$39.78	$31.45
2nd Quarter	$56.38	$41.01	$42.89	$31.58
3rd Quarter	$58.09	$40.85	$49.48	$37.86
4th Quarter	$41.90	$10.64	$57.33	$42.70
Holders. The number of shareholders of record of our common stock was approximately 65,612 on February 20, 2015.
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
On February 25, 2015, the last sale price of our common stock, as reported on the NYSE, was $15.73 per share.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2014.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2014:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
October 1 – October 31, 2014	1,127	$40.03	—	—
November 1 – November 30, 2014	649	29.96	—	—
December 1 – December 31, 2014	652	15.89	—	—
Total	2,428	$30.85	—	—
__________________

(1)
Represent shares that employees surrendered back to us that equaled in value the amount of taxes needed for payroll tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Stock Performance Graph. The following performance graph and related information is “furnished” with the SEC and shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically request that such information be treated as “soliciting material” or specifically incorporate such information by reference into such a filing.
The performance graph shown below compares the cumulative total return to the Company’s common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) since the time of our IPO. The comparison was prepared based upon the following assumptions:
1. $100 was invested in our common stock at its IPO price of $14 per share and invested in the S&P 500 and the S&P 500 O&G E&P on June 16, 2010 at the closing price on such date; and

2. Dividends were reinvested.
Item 6. Selected Financial Data
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, and balance sheet data at December 31, 2014, 2013, 2012, 2011 and 2010. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year ended December 31,
	2014	2013(1)	2012	2011	2010
	(In thousands, except per share data)
Statement of operations data:
Revenues:
Oil and gas revenues	$1,304,004	$1,084,412	$670,491	$330,422	$128,927
Well services and midstream revenues	86,224	57,587	16,177	—	—
Total revenues	1,390,228	1,141,999	686,668	330,422	128,927
Expenses:
Lease operating expenses(2)	169,600	94,634	54,924	32,707	14,118
Well services and midstream operating expenses	50,252	30,713	11,774	—	—
Marketing, transportation and gathering expenses	29,133	25,924	9,257	1,365	464
Production taxes	127,648	100,537	62,965	33,865	13,768
Depreciation, depletion and amortization	412,334	307,055	206,734	74,981	37,832
Exploration expenses	3,064	2,260	3,250	1,685	297
Impairment of oil and gas properties(3)	47,238	1,168	3,581	3,610	11,967
Stock-based compensation expenses(4)	—	—	—	—	8,743
General and administrative expenses	92,306	75,310	57,190	29,435	19,745
Total expenses	931,575	637,601	409,675	177,648	106,934
Gain (loss) on sale of properties	186,999	—	—	(207)	—
Operating income	645,652	504,398	276,993	152,567	21,993
Other income (expense):
Net gain (loss) on derivative instruments	327,011	(35,432)	34,164	1,595	(7,653)
Interest expense, net of capitalized interest	(158,390)	(107,165)	(70,143)	(29,618)	(1,357)
Other income (expense)	195	1,216	4,860	1,635	284
Total other income (expense)	168,816	(141,381)	(31,119)	(26,388)	(8,726)
Income before income taxes	814,468	363,017	245,874	126,179	13,267
Income tax expense(5)	307,591	135,058	92,486	46,789	42,962
Net income (loss)	$506,877	$227,959	$153,388	$79,390	$(29,695)
Earnings (loss) per share:
Basic(6)	$5.09	$2.45	$1.66	$0.86	$(0.31)
Diluted(6)	5.05	2.44	1.66	0.86	(0.31)
__________________

(1)
Our statement of operations data for the year ended December 31, 2013 does not include the effects of the 2013 Acquisitions for the full twelve months of 2013. We acquired such interests on September 26, 2013 and October 1, 2013.

(2)
For the years ended December 31, 2011 and 2010, lease operating expenses exclude marketing, transportation and gathering expenses to conform such amounts to current year classifications. For the years ended December 31, 2012, 2011 and 2010, lease operating expenses include midstream income and operating expenses, which are included in well services and midstream revenues and well services and midstream operating expenses, respectively, for the years ended December 31, 2014 and 2013.

(3)	For the year ended December 31, 2014, impairment of oil and gas properties includes $40.0 million related to our proved properties. See Note 5 to our audited consolidated financial statements.

(4)
During 2010, we recorded $8.7 million in stock-based compensation expense associated with Class C common unit interests and discretionary stock awards granted. Stock-based compensation expense related to the amortization of restricted stock and performance share units is included in general and administrative expenses on the Consolidated Statement of Operations.

(5)
Prior to our corporate reorganization, we were a limited liability company not subject to entity-level taxation. In connection with the closing of our IPO in June 2010, we merged into a corporation and became subject to federal and state entity-level taxation.

(6)
Prior to our corporate reorganization in connection with our IPO, there was no common stock issued or outstanding. Our loss per share for the year ended December 31, 2010 was restated and includes only the portion of net loss subsequent to our IPO and attributable to common stockholders.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$45,811	$91,901	$213,447	$470,872	$143,520
Net property, plant and equipment	5,186,786	4,079,750	2,006,600	1,079,955	483,683
Total assets	5,938,412	4,711,924	2,528,794	1,727,382	691,852
Long-term debt	2,700,000	2,535,570	1,200,000	800,000	—
Total stockholders’ equity	1,872,301	1,348,549	795,005	634,238	551,794

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Other financial data:
Net cash provided by operating activities	$872,516	$697,856	$392,386	$176,024	$49,612
Net cash used in investing activities	(1,077,452)	(2,445,076)	(1,038,605)	(629,390)	(309,535)
Net cash provided by financing activities	158,846	1,625,674	388,794	780,718	362,881

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors which could cause actual results to vary from our expectations include changes in oil and natural gas prices, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary note regarding forward-looking statements.”
Overview
We are an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the North Dakota and Montana regions of the Williston Basin. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. Our drilling activity is primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. OPNA conducts our domestic oil and natural gas exploration and production activities. We also operate an oil and gas marketing business through OPM, a well services business through OWS, and a midstream services business through OMS, which are each complementary to our primary development and production activities. The businesses of OWS and OMS constitute separate reportable business segments, while OPM is included in our exploration and production segment. The revenues and expenses related to work performed by OPM, OWS and OMS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.
Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. We built our Williston Basin assets through acquisitions and development activities, which were financed with a combination of capital from private investors, borrowings under our revolving credit facility, cash flows provided by operating activities, proceeds from our senior unsecured notes, proceeds from our public equity offerings and the sale of non-core oil and gas properties. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided an entry into a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives. In addition, the acquisition of non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis.
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
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. The current global oversupply of crude oil has caused a sharp decline in oil prices in recent months. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2014, we were flowing approximately 75% of our gross operated oil production through these gathering systems. Please see “Item 1. Business—Marketing, transportation and major customers.”
Our quarterly average net realized oil prices and average price differentials are shown in the tables below.

	2014				Year ended December 31, 2014
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$89.66	$94.48	$87.17	$62.79	$82.73
Average Price Differential(2)	9%	8%	10%	13%	10%

	2013				Year ended December 31, 2013
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$93.33	$91.15	$100.75	$85.87	$92.34
Average Price Differential(2)	1%	3%	5%	12%	6%

	2012				Year ended December 31, 2012
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$88.10	$82.36	$83.71	$86.82	$85.22
Average Price Differential(2)	14%	12%	9%	2%	9%
__________________

(1)	Realized oil prices do not include the effect of derivative contract settlements.

(2)	Price differential reflects the difference between realized oil prices and WTI crude oil index prices.
Changes in commodity prices may also significantly affect the economic viability of drilling projects as well as the economic valuation and economic recovery of oil and gas reserves. Higher oil prices in 2010 to 2014, as well as continued successes in the application of completion technologies in the Bakken and Three Forks formations, caused the active drilling rig count in the Williston Basin to increase to over 200 rigs during 2014, however, the active rig count has decreased to 135 as of February 17, 2015 due to the recent decline in oil prices. Although additional Williston Basin transportation takeaway capacity was added from 2011 to 2014, production also increased due to the elevated drilling activity during these years. The increased production coupled with delays in rail car arrivals and commissioning of rail loading facilities caused price differentials at times to be at the high-end of the historical average range of approximately 10% to 15% of the WTI crude oil index price in the first half of 2012. In the third quarter of 2012, our average price differentials relative to WTI began to narrow, primarily due to transportation capacity additions, including expanded rail infrastructure and pipeline expansions, outpacing production growth. In the fourth quarter of 2012 and into the first quarter of 2013, average price differentials continued to narrow, primarily due to our ability to access premium coastal markets by rail. As the premium received in coastal markets contracted during the second and third quarters of 2013, our average price differentials relative to WTI increased. In the fourth quarter of 2013 and into the first quarter of 2014, our average price differentials to WTI continued to increase due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials, and our price differentials to WTI returned to approximately 9% to 11%. In the fourth quarter of 2014, as WTI crude oil prices declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
We believe our large concentrated acreage position provides us with a multi-year inventory of drilling projects and requires forward planning visibility for obtaining services and necessary permits to drill wells. As a result of lower future oil price expectations, we are slowing the pace of development in 2015, and plan to reduce our well completions from 195 gross (147.4 net) operated wells in 2014 to 79 gross (63.3 net) operated wells in 2015. Additionally, we expect to complete 100% of our wells with OWS beginning in February 2015 and have the ability to control the pace of completions to allow for additional financial flexibility. In the fourth quarter of 2014, we wrote off $2.9 million of leases that we do not expect to develop before their 2015 and 2016 contract expirations, as we focus our 2015 drilling activities in the deepest part of our acreage in the Williston Basin.
Our 2014, 2013 and 2012 activities included development and exploration drilling in each of our primary project areas: West Williston and East Nesson, and prior to the Sanish Divestiture in March 2014, Sanish. Our current activities are focused on evaluating and developing our asset base and optimizing our operations. Based on the reserve reports prepared by our independent reserve engineers, we had 272.1 MMBoe of estimated net proved reserves with a PV-10 of $5,481.4 million and a Standardized

Measure of $3,981.7 million at December 31, 2014, 227.9 MMBoe of estimated net proved reserves with a PV-10 of $5,486.9 million and a Standardized Measure of $3,727.6 million at December 31, 2013 and 143.3 MMBoe of estimated net proved reserves with a PV-10 of $3,244.3 million and a Standardized Measure of $2,259.9 million at December 31, 2012. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months for the years ended December 31, 2014, 2013 and 2012 were $95.28/Bbl for oil and $4.35/MMBtu for natural gas, $96.96/Bbl for oil and $3.66/MMBtu for natural gas, and $94.68/Bbl for oil and $2.75/MMBtu for natural gas, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. As of February 17, 2015, spot crude oil and natural gas prices have decreased approximately 50% and 40%, respectively, since June 2014. An extended period of low oil prices could result in a significant decrease in our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure in the future.
2014 Highlights

•
We completed and placed on production 195 gross (147.4 net) operated Bakken and Three Forks wells during 2014, and increased average daily production by 35% to 45,656 Boe per day from 33,904 Boe per day in 2013.

•
We increased estimated net proved oil and natural gas reserves at December 31, 2014 to 272.1 MMBoe, a 19% increase over year-end 2013 estimated net proved reserves. Approximately 87% of our estimated net proved reserves at year-end 2014 consisted of oil and 54% were classified as proved developed.

•
We ended the year with a leasehold position of 505,503 total net acres in the Williston Basin, primarily targeting the Bakken and Three Forks formations. In addition, we increased our acreage that is held-by-production to 433,794 net acres as of December 31, 2014.

•	At December 31, 2014, we had $45.8 million of cash and cash equivalents and had total liquidity of $1,040.6 million, including the availability under our revolving credit facility.
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
The following table summarizes our revenues and production data for the periods presented:

	Year ended December 31,
	2014	2013	2012
Operating results (in thousands):
Revenues
Oil	$1,231,251	$1,033,866	$643,446
Natural gas	72,753	50,546	27,045
Well services and midstream	86,224	57,587	16,177
Total revenues	$1,390,228	$1,141,999	$686,668
Production data:
Oil (MBbls)	14,883	11,133	7,533
Natural gas (MMcf)	10,691	7,450	4,146
Oil equivalents (MBoe)	16,664	12,375	8,224
Average daily production (Boe/d)	45,656	33,904	22,469
Average sales prices:
Oil, without derivative settlements (per Bbl)(1)	$82.73	$92.34	$85.22
Oil, with derivative settlements (per Bbl)(1)(2)	83.19	91.61	86.09
Natural gas (per Mcf)(3)	6.81	6.78	6.52

__________________

(1)
For the years ended December 31, 2013 and 2012, average sales prices for oil are calculated using total oil revenues, excluding bulk oil sales of $5.8 million and $1.5 million, respectively, divided by oil production.

(2)
Realized prices include gains or losses on cash settlements for our commodity derivatives, which do not qualify for and were not designated as hedging instruments for accounting purposes. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(3)	Natural gas prices include the value for natural gas and natural gas liquids.
Year ended December 31, 2014 as compared to year ended December 31, 2013
Total revenues. Our total revenues increased $248.2 million, or 22%, to $1,390.2 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to increased production volumes sold, partially offset by lower realized oil sales prices. Net production volumes for the year ended December 31, 2014 were 16,664 MBoe, a 35% increase from net production of 12,375 MBoe for the year ended December 31, 2013. Our net production volumes increased 4,289 MBoe over 2013 primarily due to a successful operated and non-operated drilling and completion program.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 11,752 Boe per day, or 35%, to 45,656 Boe per day during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in average daily production sold was primarily a result of our 147.4 total net well completions in the Williston Basin during 2014 and our 2013 Acquisitions, offset by the natural decline in production in wells that were producing as of December 31, 2013 and the Sanish Divestiture. Production from wells completed in our West Williston and East Nesson project areas contributed to average daily production during 2014 by approximately 8,913 Boe per day and 4,876 Boe per day, respectively. The Sanish Divestiture in the first quarter of 2014 eliminated effectively all production from our Sanish project area resulting in a decrease in average daily production from this project area of approximately 2,308 Boe per day during 2014. Average oil sales prices, without derivative settlements, decreased by $9.61/Bbl, or 10%, to an average of $82.73/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased slightly by $0.03/Mcf to an average of $6.81/Mcf for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The higher production amounts sold increased revenues by $332.2 million, partially offset by lower oil sales prices, which decreased revenues by $107.0 million during the year ended December 31, 2014. In addition, bulk oil sales related to marketing activities included in oil revenues decreased $5.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. As of February 17, 2015, spot crude oil and natural gas prices have decreased approximately 50% and 40%, respectively, since June 2014. An extended period of low commodity prices could result in a significant decrease in our oil and gas revenues in the future.
Well services and midstream revenues. Well services revenues increased $22.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to an increase in well completion activity as a result of adding a second OWS fracturing fleet in 2014, coupled with increased well completion product sales and tool rentals. Midstream revenues totaled $11.6 million for the year ended December 31, 2014, a $5.9 million increase year over year, primarily due to increased water volumes flowing through our salt water disposal systems and fresh water sales.
Year ended December 31, 2013 as compared to year ended December 31, 2012
Total revenues. Our total revenues increased $455.3 million, or 66%, to $1,142.0 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to increased production volumes sold coupled with higher realized oil and natural gas sales prices. Net production volumes for the year ended December 31, 2013 were 12,375 MBoe, a 50% increase from net production of 8,224 MBoe for the year ended December 31, 2012. Our net production volumes increased 4,151 MBoe over 2012 due to a successful operated and non-operated drilling and completion program and acquisitions of producing properties.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 11,435 Boe per day, or 51%, to 33,904 Boe per day during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in average daily production sold was primarily a result of our 106.1 total net well completions in the Williston Basin during 2013 and our 2013 Acquisitions, offset by the natural decline in production in wells that were producing as of December 31, 2012. Production from wells completed in our West Williston, East Nesson and Sanish project areas contributed to average daily production during 2013 by approximately 7,119 Boe per day, 4,117 Boe per day and 706 Boe per day, respectively. Average oil sales prices, without derivative settlements, increased by $7.12/Bbl, or 8%, to an average of $92.34/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $0.26/Mcf, or 4%, to an average of $6.78/Mcf for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The higher production amounts sold increased revenues by $354.9 million, and higher oil and natural gas sales prices increased revenues by $54.7 million during the year ended December 31, 2013. In addition, bulk oil sales related to marketing activities included in oil revenues increased $4.3 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Well services and midstream revenues. Well services revenues increased $35.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to an increase in well completion activity, well completion product sales and tool rentals. Midstream revenues totaled $5.7 million for the year ended December 31, 2013. There were no midstream revenues during 2012 because OMS did not commence activity until the first quarter of 2013. Prior to 2013, our salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses.
Expenses and other income
The following table summarizes our operating expenses, gain on sale of properties and other income and expenses for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses(1)	$169,600	$94,634	$54,924
Well services and midstream operating expenses	50,252	30,713	11,774
Marketing, transportation and gathering expenses	29,133	25,924	9,257
Production taxes	127,648	100,537	62,965
Depreciation, depletion and amortization	412,334	307,055	206,734
Exploration expenses	3,064	2,260	3,250
Impairment of oil and gas properties	47,238	1,168	3,581
General and administrative expenses	92,306	75,310	57,190
Total expenses	931,575	637,601	409,675
Gain on sale of properties	186,999	—	—
Operating income	645,652	504,398	276,993
Other income (expense):
Net gain (loss) on derivative instruments	327,011	(35,432)	34,164
Interest expense, net of capitalized interest	(158,390)	(107,165)	(70,143)
Other income (expense)	195	1,216	4,860
Total other income (expense)	168,816	(141,381)	(31,119)
Income before income taxes	814,468	363,017	245,874
Income tax expense	307,591	135,058	92,486
Net income	$506,877	$227,959	$153,388
Costs and expenses (per Boe of production):
Lease operating expenses(1)	$10.18	$7.65	$6.68
Marketing, transportation and gathering expenses	1.75	2.09	1.13
Production taxes	7.66	8.12	7.66
Depreciation, depletion and amortization	24.74	24.81	25.14
General and administrative expenses	5.54	6.09	6.95
__________________

(1)
For the year ended December 31, 2012, lease operating expenses include midstream income and operating expenses, which are included in well services and midstream revenues and well services and midstream operating expenses, respectively, for the years ended December 31, 2014 and 2013.

Year ended December 31, 2014 as compared to year ended December 31, 2013
Lease operating expenses. Lease operating expenses increased $75.0 million to $169.6 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our 2014 well completions and the 2013 Acquisitions, as well as increased workover costs, which include certain costs to protect producing wells from wells that are being completed. We completed and placed on production 151.1 total net wells in the Williston Basin during the year ended December 31, 2014 as compared to 115.1 total net wells completed and placed on production during the year ended December 31, 2013. Lease operating expenses increased from $7.65 per Boe for the year ended December 31, 2013 to $10.18 per Boe for the year ended December 31, 2014.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS operating expenses. The $19.5 million increase for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was attributable to a $16.3 million increase from OWS’ well completion activity and well completion product sales, and a $3.2 million increase related to midstream operating expenses.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $3.2 million year over year, or a $0.34 decrease per Boe, which was primarily attributable to increased oil transportation costs associated with having additional wells connected to third-party infrastructure and a $0.9 million increase due to the change in the non-cash valuation adjustments on our oil pipeline imbalances and linefill inventory, offset by a $5.8 million decrease in costs related to bulk oil purchases made by OPM. Excluding these non-cash valuation adjustments and bulk oil purchase costs, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.61 and $1.52 for the years ended December 31, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the years ended December 31, 2014 and 2013 were 9.8% and 9.3%, respectively, as a percentage of oil and natural gas sales. The 2014 production tax rate was higher than the 2013 production tax rate primarily due to the increased weighting of wells in North Dakota compared to Montana, which has lower production tax rates. For the years ended December 31, 2014 and 2013, the percentage of our total production located in North Dakota was approximately 86% and 82%, respectively, with an average production tax rate of approximately 11%.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $105.3 million to $412.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in DD&A expense for the year ended December 31, 2014 was primarily a result of our production increases from our wells completed during 2014 and the 2013 Acquisitions. The DD&A rate for the year ended December 31, 2014 was $24.74 per Boe as compared to $24.81 per Boe for the year ended December 31, 2013. In the first two months of 2014, we had production from the wells sold in the Sanish Divestiture, but these wells were not depreciated because the assets were classified as held for sale, which lowered DD&A by $0.18 per Boe for the year ended December 31, 2014. Excluding the impact of the Sanish Divestiture, the increase in the DD&A rate was primarily due to the 2013 Acquisitions coupled with an increase in the drilling program into the Three Forks formation, offset by continued reductions to well costs.
Impairment of oil and gas properties. Due to lower expected future oil prices, we reviewed our proved oil and natural gas properties as of December 31, 2014 and determined that the carrying value exceeded the expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, we recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. No impairment of proved oil and natural gas properties was recorded for the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, we recorded non-cash impairment charges of $7.3 million and $1.2 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties not held-by-production. The 2014 impairment charge included $2.9 million related to acreage expiring in 2015 and 2016 as a result of a periodic assessment because there were no plans to drill or extend the leases prior to their expiration. In 2013, we did not record any impairment charges as a result of periodic assessments based on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire. In determining the amount of non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.”
General and administrative (“G&A”) expenses. Our G&A expenses increased $17.0 million for the year ended December 31, 2014 from $75.3 million for the year ended December 31, 2013. Of this increase, approximately $13.5 million was due to the impact of our organizational growth on employee compensation and $9.3 million was due to increased amortization of our restricted stock awards and performance share units (“PSUs”) year over year. As of December 31, 2014, we had 558 full-time employees compared to 405 full-time employees as of December 31, 2013. There were offsetting decreases to G&A related to OWS and OMS of $3.1 million and $2.3 million, respectively, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Gain on sale of properties. We recognized a gain on sale of properties of $187.0 million related to the Sanish Divestiture in the year ended December 31, 2014. No gain or loss on sale of properties was recorded in the year ended December 31, 2013.
Derivatives. As a result of our derivative activities and forward oil price changes, we incurred a $327.0 million net gain on derivative instruments, including net cash settlement receipts of $6.8 million, for the year ended December 31, 2014, and a $35.4 million net loss on derivative instruments, including net cash settlement payments of $8.1 million, for the year ended December 31, 2013. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $51.2 million to $158.4 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to the interest related to our senior unsecured notes issued in September 2013 at an interest rate of 6.875% coupled with interest expense incurred on borrowings under our revolving credit facility during 2014. For the year ended December 31, 2014, the weighted average debt outstanding under our revolving credit facility was $272.3 million and the weighted average interest rate incurred on the outstanding borrowings was 1.8%. For the year ended December 31, 2013, the weighted average debt outstanding under our revolving credit facility was $143.0 million and the weighted average interest rate incurred on the outstanding borrowings was 2.0%. We capitalized $8.8 million and $4.6 million of interest costs for the years ended December 31, 2014 and 2013, respectively, which will be amortized over the life of the related assets.
Income tax expense. Income tax expense for the years ended December 31, 2014 and 2013 was recorded at 37.8% and 37.2% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the United States and the blended state rate of the states in which we conduct business.
Year ended December 31, 2013 as compared to year ended December 31, 2012
Lease operating expenses. Lease operating expenses increased $39.7 million to $94.6 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase was primarily due to the costs associated with operating an increased number of producing wells and associated produced fluid volumes as a result of our 2013 well completions and acquisitions. We completed and placed on production 115.1 total net wells in the Williston Basin during the year ended December 31, 2013 as compared to 105.6 total net wells completed and placed on production during the year ended December 31, 2012. Increased costs primarily related to workovers, chemical treatments, diesel, equipment rental and repairs, all of which have improved operational performance and minimized downtime in our wells. Additionally, the formation of OMS in the first quarter of 2013 resulted in income related to midstream activity being included in well services and midstream revenues, rather than as a reduction to lease operating expenses. Lease operating expenses increased from $6.68 per Boe for the year ended December 31, 2012 to $7.65 per Boe for the year ended December 31, 2013. This increase in unit operating costs was primarily due to the effect of the formation of OMS coupled with higher costs on wells we acquired in the 2013 Acquisitions.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and midstream operating expenses incurred by OMS. The $18.9 million increase for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was attributable to a $17.4 million increase from OWS’ well completion activity and well completion product sales, and a $1.5 million increase related to midstream operating expenses. There were no midstream operating expenses for the year ended December 31, 2012 because OMS did not commence activity until the first quarter of 2013.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $16.7 million year over year, or a $0.96 increase per Boe, which was primarily attributable to increased oil transportation costs associated with having additional wells connected to third-party infrastructure, combined with a $4.4 million increase in costs related to bulk oil purchases made by OPM and a $2.1 million increase due to the change in the non-cash valuation adjustments on our oil pipeline imbalances and linefill inventory. Excluding these non-cash valuation adjustments and bulk oil purchase costs, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.52 and $1.04 for the years ended December 31, 2013 and 2012, respectively.
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
Depreciation, depletion and amortization. DD&A expense increased $100.3 million to $307.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in DD&A expense for the year ended December 31, 2013 was primarily a result of our production increases from our wells completed during 2013. The DD&A rate for the year ended December 31, 2013 was $24.81 per Boe as compared to $25.14 per Boe for the year ended December 31, 2012. The decrease in DD&A rate was a result of lower well costs for wells completed during the second half of 2012 and the first half of 2013, partially offset by costs related to the 2013 Acquisitions. Our lower well costs were a result of decreases in service costs in the Williston Basin, efficiency gains, completion and well design optimization and pad development operations. The acquisition of oil and gas properties in our West Williston project area completed on October 1, 2013 increased our DD&A rate by approximately $1.90 per Boe for the fourth quarter of 2013.
Impairment of oil and gas properties. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012, we recorded non-cash impairment charges of $1.2 million and $3.6 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties not held-by-production. The 2012 impairment charge included $1.8 million related to acreage expiring in 2013 as a result of a periodic assessment because there were no plans to drill or extend the leases prior to their expiration. In 2013, we did not record any impairment charges as a result of periodic assessments based on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire. In determining the amount of non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.”
General and administrative expenses. Our G&A expenses increased $18.1 million for the year ended December 31, 2013 from $57.2 million for the year ended December 31, 2012. Of this increase, approximately $15.1 million was due to the impact of our organizational growth on employee compensation and $1.6 million was due to increased amortization of our restricted stock awards and PSUs year over year. As of December 31, 2013, we had 405 full-time employees compared to 281 full-time employees as of December 31, 2012. In addition, $2.0 million was included in G&A expenses for costs related to our acquisitions during the year ended December 31, 2013.
Derivatives. As a result of our derivative activities and forward oil price changes, we incurred a $35.4 million net loss on derivative instruments, including net cash settlement payments of $8.1 million, for the year ended December 31, 2013, and a $34.2 million net gain on derivative instruments, including net cash settlement receipts of $6.5 million, for the year ended December 31, 2012. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $37.0 million to $107.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily due to the interest related to our senior unsecured notes issued in July 2012 and September 2013, both issued at an interest rate of 6.875%, coupled with interest expense incurred on borrowings under our revolving credit facility during 2013. For the year ended December 31, 2013, the weighted average debt outstanding under our revolving credit facility was $143.0 million and the weighted average interest rate incurred on the outstanding borrowings was 2.0%. There were no borrowings under our revolving credit facility during the year ended December 31, 2012. We capitalized $4.6 million and $3.3 million of interest costs for the years ended December 31, 2013 and 2012, respectively, which will be amortized over the life of the related assets.
Income tax expense. Income tax expense for the years ended December 31, 2013 and 2012 was recorded at 37.2% and 37.6% of pre-tax net income, respectively. Our effective tax rate is expected to continue to closely approximate the statutory rate applicable to the United States and the blended state rate of the states in which we conduct business.
Liquidity and capital resources
Our primary sources of liquidity as of the date of this report have been proceeds from our senior unsecured notes, borrowings under our revolving credit facility, proceeds from public equity offerings, cash flows from operations and the sale of non-core oil and gas properties. Our primary use of capital has been for the acquisition and development of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings and potential asset monetizations, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$872,516	$697,856	$392,386
Net cash used in investing activities	(1,077,452)	(2,445,076)	(1,038,605)
Net cash provided by financing activities	158,846	1,625,674	388,794
Net change in cash	$(46,090)	$(121,546)	$(257,425)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. Prices for oil declined significantly in the fourth quarter of 2014 and into 2015, which is forecasted to substantially decrease our cash flows provided by operating activities. The forecasted decline in operating cash flows caused by lower oil prices will be partially offset by cash flows from our derivative contracts. We currently have derivative contracts in place to cover approximately 50% of our expected 2015 oil production with an average floor price of $88.53 per barrel. Our existing revolving credit facility provides additional liquidity, and we currently expect the borrowing base under our revolving credit facility to remain above our current elected commitment amount of $1,500.0 million after the next borrowing base redetermination scheduled for April 1, 2015. We believe we have adequate liquidity to fund planned 2015 capital expenditures and to meet our future obligations. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Cash flows provided by operating activities
Net cash provided by operating activities was $872.5 million, $697.9 million and $392.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cash flows provided by operating activities for the year ended December 31, 2014 as compared to 2013 was primarily the result of our 35% increase in oil and natural gas production coupled with increases in well completion activity, well completion product sales, tool rentals, salt water transport, salt water disposal and fresh water sales for non-affiliated working interest owners in OPNA’s operated wells, offset by lower realized oil sales prices year over year. The increase in cash flows provided by operating activities for the year ended December 31, 2013 as compared to 2012 was primarily the result of an increase in oil and natural gas production of 50%.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions and the impact of our outstanding derivative instruments. We had a working capital deficit of $98.5 million at December 31, 2014. We believe we have adequate liquidity to meet our working capital requirements, which are expected to increase in 2015 as we slow the pace of development. As of December 31, 2014, we had $1,040.6 million of liquidity available, including $45.8 million in cash and cash equivalents and $994.8 million of unused borrowing base committed capacity available under our revolving credit facility. At December 31, 2013, we had a working capital deficit of $18.8 million.
Cash flows used in investing activities
We had net cash flows used in investing activities of $1,077.5 million, $2,445.1 million and $1,038.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs. The decrease in cash used in investing activities for the year ended December 31, 2014 compared to 2013 of $1,367.6 million was a result of a decrease of $1,513.8 million in cash used for acquisitions year over year, primarily due to the 2013 Acquisitions, coupled with $324.9 million in proceeds from the Sanish Divestiture in 2014, partially offset by a $460.8 million increase in capital expenditures for the development of our properties, including OMS pipelines and salt water disposal wells and the addition of a second fracturing fleet for OWS. The increase in cash used in investing activities for the year ended December 31, 2013 compared to 2012 of $1,406.5 million was attributable to $1,560.1 million for acquisitions in 2013, offset by a decrease in capital expenditures for the development of our properties. Historically, cash flows from cash settlements under our derivative contracts have not been a significant component of our investing activities. Based on our current budget assumptions, our existing derivative contracts may provide a significant source of funding for investing activities in 2015 and will partially offset the forecasted decline in operating cash flows caused by lower oil prices.

Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. Our capital expenditures for drilling, development and acquisition costs for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
E&P capital expenditures by project area:
West Williston	$960,129	$497,620	$725,873
East Nesson	508,494	378,541	322,946
Sanish(1)	—	40,568	62,879
Acquisitions	37,238	1,563,411	—
Total E&P capital expenditures(2)	1,505,861	2,480,140	1,111,698
OWS	37,292	15,217	15,679
Non-E&P capital expenditures(3)	29,440	10,941	21,196
Total capital expenditures(4)	$1,572,593	$2,506,298	$1,148,573
__________________

(1)	Represents data related to non-operated properties in the Company’s Sanish project area, which were sold in the Sanish Divestiture in March 2014.

(2)
For the years ended December 31, 2014 and 2013, total E&P capital expenditures include $68.9 million and $19.0 million, respectively, for OMS, primarily related to pipelines and salt water disposal wells.

(3)	Non-E&P capital expenditures include such items as administrative capital and capitalized interest.

(4)
Capital expenditures (including acquisitions) reflected in the table above differ from the amounts for capital expenditures and acquisition of oil and gas properties shown in the statement of cash flows in our consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis. In addition, acquisitions reflected in the table include inventory purchased as part of our acquisitions, which is included in net cash provided by operating activities in the statement of cash flows, as well as non-cash purchase price adjustments, which are not included in the statement of cash flows.

In 2014, we spent $1,572.6 million on capital expenditures, which represented a 37% decrease over the $2,506.3 million spent during 2013. Excluding acquisitions, totaling $37.2 million in 2014 and $1,563.4 million in 2013, our capital expenditures increased 63% year over year. This increase in capital expenditures, excluding the impact of the acquisitions, was primarily due to more drilling and completion activity and higher capital expenditures for OMS and OWS, partially offset by lower well capital costs.
During 2014, we participated in 269 gross wells (151.1 net) that were completed and placed on production, and, as operator, we completed and placed on production 195 gross (147.4 net) of these wells. In addition, as of December 31, 2014, we had 72 gross operated wells awaiting completion in the Bakken and Three Forks formations. Our land leasing and acquisition activity is focused in and around our existing core consolidated land positions, primarily in our West Williston project area.
We have significantly decreased our planned 2015 capital expenditures as compared to 2014 as a result of current lower oil prices. We anticipate investing $678 million for drilling and development costs in 2015 as follows:

(In thousands)
Drilling and completing wells (including production-related equipment)	$565,000
Other E&P capital expenditures	113,000
Total E&P capital expenditures	678,000
Non-E&P capital expenditures	27,000
Total capital expenditures	$705,000

While we have budgeted $705 million for total capital expenditures in 2015, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. We believe that cash on hand, cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our revolving credit facility should be more than sufficient to fund our 2015 capital expenditure budget. However, because the operated wells funded by our 2015 drilling plan represent only a small percentage of our gross potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
Our capital budget may further be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil prices remain low for an extended period of time or continue to decline and costs do not decrease as expected, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. We actively review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Cash flows provided by financing activities
Net cash provided by financing activities was $158.8 million, $1,625.7 million and $388.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, cash sourced through financing activities was provided by borrowings under our revolving credit facility. For the year ended December 31, 2013, cash sourced through financing activities was primarily provided by the issuance of our senior unsecured notes, borrowings under our revolving credit facility and net proceeds from the issuance of our common stock. On December 9, 2013, we completed a public offering of 7,000,000 shares of common stock, par value $0.01 per share, at an offering price of $44.94 per share. We used the net proceeds from the offering of $314.4 million, after deducting offering expenses, to repay $264.4 million of outstanding indebtedness under our revolving credit facility and for general corporate purposes. For the year ended December 31, 2012, cash sourced through financing activities was primarily provided by net proceeds from the issuance of our senior unsecured notes.
Senior unsecured notes. On September 24, 2013, we issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). Interest is payable on the 2022 Notes semi-annually in arrears on each March 15 and September 15, commencing March 15, 2014. The issuance of these 2022 Notes resulted in net proceeds to us of $983.6 million, which we used to fund a portion of the 2013 Acquisitions (see Note 6 to our audited consolidated financial statements for a description of our acquisitions).
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
On July 2, 2012, we issued $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”). Interest is payable on the 2023 Notes semi-annually in arrears on each January 15 and July 15, commencing January 15, 2013. The issuance of these 2023 Notes resulted in net proceeds to us of $392.4 million, which we used to fund our exploration, development and acquisition program and for general corporate purposes.
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
On November 10, 2011, we issued $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”). Interest is payable on the 2021 Notes semi-annually in arrears on each May 1 and November 1, commencing May 1, 2012. The issuance of these 2021 Notes resulted in net proceeds to us of $393.4 million, which we used to fund our exploration, development and acquisition program and for general corporate purposes.
At any time prior to November 1, 2016, we may redeem some or all of the 2021 Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. On and after November 1, 2016, we may redeem some or all of the 2021 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% for the twelve-month period beginning on November 1, 2016, 102.167% for the twelve-month period beginning on November 1, 2017, 101.083% for the twelve-month period beginning on November 1, 2018 and 100.00% beginning on November 1, 2019, plus accrued and unpaid interest to the redemption date.
On February 2, 2011, we issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”). Interest is payable on the 2019 Notes semi-annually in arrears on each February 1 and August 1, commencing August 1, 2011. The issuance of these 2019 Notes resulted in net proceeds to us of $390.0 million, which we used to fund our exploration, development and acquisition program and for general corporate purposes. We may redeem some or all of the 2019 Notes at redemption prices (expressed as percentages of the principal amount) equal to 103.625% for the twelve-month period beginning on February 1, 2015, 101.813% for the twelve-month period beginning on February 1, 2016 and 100.00% beginning on February 1, 2017, plus accrued and unpaid interest to the redemption date.
The 2019 Notes, 2021 Notes, 2022 Notes and 2023 Notes (collectively, the “Notes”) are guaranteed on a senior unsecured basis by our material subsidiaries. The indentures governing the Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.
Senior secured revolving line of credit. On April 5, 2013, OP LLC, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On March 27, 2014, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2014, resulting in an increase to the borrowing base from $1,500.0 million to $1,750.0 million, and on September 30, 2014, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2014, resulting in an increase to the borrowing base from $1,750.0 million to $2,000.0 million. However, we elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The next redetermination of the borrowing base is scheduled for April 1, 2015, and we currently expect the borrowing base to remain above our elected commitment amount of $1,500.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of December 31, 2014.
Borrowings under our Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
At our election, interest is generally determined by reference to (i) the London interbank offered rate (“LIBOR”) plus an applicable margin between 1.50% and 2.50% per annum; or (ii) a domestic bank prime rate plus an applicable margin between 0.00% and 1.00% per annum. On a quarterly basis, we also pay a 0.375% (as of December 31, 2014) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
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

•
a requirement that we maintain a ratio of consolidated EBITDAX (as defined in the Second Amended Credit Facility) to consolidated Interest Expense (as defined in the Second Amended Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter; and

•
a requirement that we maintain a Current Ratio (as defined in the Second Amended Credit Facility) of consolidated current assets (including unused borrowing base committed capacity and with exclusions as described in the Second Amended Credit Facility) to consolidated current liabilities (with exclusions as described in the Second Amended Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter.

The Second Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Second Amended Credit Facility to be immediately due and payable. Given the recent decline in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation.
As of December 31, 2014, we had $500.0 million of borrowings and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $994.8 million. As of December 31, 2014, the weighted average interest rate on borrowings under the Second Amended Credit Facility was 1.9%. For the year ended December 31, 2014, the weighted average debt outstanding under the Second Amended Credit Facility was $272.3 million and the weighted average interest rate incurred on the outstanding borrowings was 1.8%. As of December 31, 2013, we had $335.6 million of borrowings and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base capacity of $1,159.2 million. As of December 31, 2013, the weighted average interest rate on borrowings under the Second Amended Credit Facility was 1.8%. For the year ended December 31, 2013, the weighted average debt outstanding under the Second Amended Credit Facility was $143.0 million and the weighted average interest rate incurred on the outstanding borrowings was 2.0%. We were in compliance with the financial covenants of the Second Amended Credit Facility as of December 31, 2014 and 2013. While we expect to draw on the Second Amended Credit Facility in 2015 to fund capital expenditures, we do not expect to violate any financial covenants.
Obligations and commitments
We have the following contractual obligations and commitments as of December 31, 2014:

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases(1)	$34,314	$9,628	$11,005	$9,938	$3,743
Drilling rig commitments(1)	14,993	14,733	260	—	—
Volume commitment agreements(1)	194,036	7,801	40,160	51,110	94,965
Purchase agreements(1)	20,026	13,510	3,872	1,987	657
Cost sharing agreements(1)	8,985	8,298	687	—	—
Capital spending commitment(1)	4,797	4,797	—	—	—
Senior unsecured notes(2)	2,200,000	—	—	400,000	1,800,000
Interest payments on senior unsecured notes(2)	1,061,875	151,250	302,500	288,000	320,125
Borrowings under revolving credit facility(2)	500,000	—	—	500,000	—
Interest payments on borrowings under revolving credit facility(2)	1,108	1,108	—	—	—
Asset retirement obligations(3)	42,549	452	3,643	1,026	37,428
Total contractual cash obligations	$4,082,683	$211,577	$362,127	$1,252,061	$2,256,918
__________________

(1)
See Note 17 to our audited consolidated financial statements for a description of our operating leases, drilling rig commitments, volume commitment agreements, purchase agreements, cost sharing agreements and capital spending commitment.

(2)
See Note 9 to our audited consolidated financial statements for a description of our senior unsecured notes, revolving credit facility and related interest payments. As of December 31, 2014, we had $500.0 million of borrowings and $5.2 million of outstanding letters of credit issued under our Second Amended Credit Facility.

(3)
Amounts represent our estimate of future asset retirement obligations (“ARO”). Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 10 to our audited consolidated financial statements.

Critical accounting policies and estimates
The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments used in preparation of our consolidated financial statements below. See Note 2 to our audited consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
The provision for DD&A of oil and natural gas properties is calculated on a field-by-field basis using the unit-of-production method. All capitalized well costs and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively. Natural gas is converted to barrel equivalents at the rate of six thousand cubic feet of natural gas to one barrel of oil. The calculation for the unit-of-production DD&A method takes into consideration estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.
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
Oil and natural gas reserve quantities and standardized measure of future net revenue

Our independent reserve engineers and technical staff prepare our estimates of oil and natural gas reserves and associated future net revenues. While the SEC rules allow us to disclose proved, probable and possible reserves, we have elected to disclose only proved reserves in this Annual Report on Form 10-K. The SEC’s rules define proved reserves as the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Our independent reserve engineers and technical staff must make a number of subjective assumptions based on their professional judgment in developing reserve estimates. Reserve estimates are updated annually and consider recent production levels and other technical information about each field. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.
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
Well services revenue is recognized when well completion or other well services have been performed or when well completion products have been delivered. OWS provides well services and sells well completion products primarily to OPNA. Midstream revenues consist primarily of revenues from salt water transport, salt water disposal and fresh water sales for OPNA’s operated wells. Prior to the formation of OMS in 2013, the salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in our Consolidated Statement of Operations.
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
Asset retirement obligations
We record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties, this is the period in which the well is drilled or acquired. The ARO represents the estimated amount we will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period, and the capitalized costs are amortized on the unit-of-production method. The accretion expense is recorded as a component of depreciation, depletion and amortization in our Consolidated Statement of Operations.
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
Derivatives
We record all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at their estimated fair value. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. We have not designated any derivative instruments as hedges for accounting purposes, and we do not enter into such instruments for speculative trading purposes. Gains and losses from valuation changes in commodity derivative instruments are reported under other income (expense) in our Consolidated Statement of Operations. Our cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on our derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in our Consolidated Statement of Cash Flows.
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
Performance share units. We recognize compensation expense for our PSUs granted to our officers. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the performance period, which is generally the vesting period. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment (see Note 12 to our audited consolidated financial statements for a description of the inputs used in this model). Stock-based compensation expense recorded for PSUs is included in general and administrative expenses on our Consolidated Statement of Operations.
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
Going concern. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our financial position, cash flows or results of operations.

Extraordinary items. In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 removes the concept of extraordinary items from GAAP. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our financial position, cash flows or results of operations.
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 and 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy, and in the past, we have tended to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and natural gas prices increased drilling activity in our areas of operations. We expect to experience service cost reductions in 2015 as a result of lower oil prices and decreased drilling activity in the Williston Basin.
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted Net Income are supplemental non-GAAP financial measures that are used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measures prepared under GAAP. Because Adjusted EBITDA and Adjusted Net Income exclude some but not all items that affect net income and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
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
The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$506,877	$227,959	$153,388
Gain on sale of properties	(186,999)	—	—
Net (gain) loss on derivative instruments	(327,011)	35,432	(34,164)
Derivative settlements(1)	6,774	(8,133)	6,545
Interest expense, net of capitalized interest	158,390	107,165	70,143
Depreciation, depletion and amortization	412,334	307,055	206,734
Impairment of oil and gas properties	47,238	1,168	3,581
Exploration expenses	3,064	2,260	3,250
Stock-based compensation expenses	21,302	11,982	10,333
Income tax expense	307,591	135,058	92,486
Other non-cash adjustments	3,284	1,910	(2)
Adjusted EBITDA	$952,844	$821,856	$512,294

Net cash provided by operating activities	$872,516	$697,856	$392,386
Derivative settlements(1)	6,774	(8,133)	6,545
Interest expense, net of capitalized interest	158,390	107,165	70,143
Exploration expenses	3,064	2,260	3,250
Deferred financing costs amortization and other	(11,028)	(4,248)	(2,810)
Current tax expense	134	475	7
Changes in working capital	(80,290)	24,571	42,775
Other non-cash adjustments	3,284	1,910	(2)
Adjusted EBITDA	$952,844	$821,856	$512,294
The following tables present reconciliations of the GAAP financial measure of income before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments for the periods presented:

Exploration and Production
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income before income taxes	$779,591	$331,781	$245,620
Gain on sale of properties	(186,999)	—	—
Net (gain) loss on derivative instruments	(327,011)	35,432	(34,164)
Derivative settlements(1)	6,774	(8,133)	6,545
Interest expense, net of capitalized interest	158,390	107,165	70,143
Depreciation, depletion and amortization	406,960	304,388	206,127
Impairment of oil and gas properties	47,238	1,168	3,581
Exploration expenses	3,064	2,260	3,250
Stock-based compensation expenses	20,701	11,602	10,219
Other non-cash adjustments	2,314	1,371	(2)
Adjusted EBITDA	$911,022	$787,034	$511,319
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Well Services
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income before income taxes	$70,953	$56,338	$17,799
Depreciation, depletion and amortization	14,080	7,150	2,694
Stock-based compensation expenses	1,658	969	354
Other non-cash adjustments	970	539	—
Adjusted EBITDA	$87,661	$64,996	$20,847

Midstream Services
	Year Ended December 31,
	2014	2013	2012(1)
	(In thousands)
Income before income taxes	$22,730	$17,509	$—
Depreciation, depletion and amortization	3,744	2,780	—
Adjusted EBITDA	$26,474	$20,289	$—
____________________

(1)	Our midstream business segment (OMS) was not formed until the first quarter of 2013.
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
The following table presents reconciliations of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$506,877	$227,959	$153,388
Gain on sale of properties	(186,999)	—	—
Net (gain) loss on derivative instruments	(327,011)	35,432	(34,164)
Derivative settlements(1)	6,774	(8,133)	6,545
Impairment of oil and gas properties	47,238	1,168	3,581
Other non-cash adjustments	3,284	1,910	(2)
Tax impact(2)	172,482	(11,302)	9,043
Adjusted Net Income	$222,645	$247,034	$138,391

Diluted earnings per share	$5.05	$2.44	$1.66
Gain on sale of properties	(1.86)	—	—
Net (gain) loss on derivative instruments	(3.26)	0.38	(0.37)
Derivative settlements(1)	0.07	(0.09)	0.07
Impairment of oil and gas properties	0.47	0.01	0.04
Other non-cash adjustments	0.03	0.02	—
Tax impact(2)	1.72	(0.12)	0.10
Adjusted Diluted Earnings Per Share	$2.22	$2.64	$1.50

Diluted weighted average shares outstanding	100,365	93,411	92,513

Effective tax rate	37.8%	37.2%	37.6%
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)	The tax impact is computed utilizing our effective tax rate on the adjustments for certain non-cash and non-recurring items.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.
Commodity price exposure risk. We are exposed to market risk as the prices of oil and natural gas fluctuate as a result of changes in supply and demand and other factors. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a significant portion of our future production. We currently have derivative contracts in place to cover approximately 50% of our expected 2015 oil production.
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2014, we utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the WTI crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be the WTI crude oil index price plus the difference between the swap and the sold put strike price. For the deferred premium puts, we agree to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI crude oil index price is below the floor price of the put, we receive the difference between the floor price and the WTI crude oil index price multiplied by the contract volumes, less the premium. If the WTI crude oil index price settles at or above the floor price of the put, we pay only the premium.

We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of December 31, 2014:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Weighted Average Deferred Premium	Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)					(In thousands)
2015	Two-way collars	2,388,500			$87.98	$103.21		$75,271
2015	Three-way collars	263,500		$70.59	$90.59	$105.25		5,270
2015	Swaps	5,263,500	$90.81					181,980
2015	Swaps with sub-floors	186,000	$92.60	$70.00				4,204
2015	Deferred premium puts	1,086,000			$90.00		$2.55	35,434
2016	Two-way collars	155,000			$86.00	$103.42		4,138
2016	Swaps	310,000	$90.15					9,210
								$315,507
Interest rate risk. At December 31, 2014, we had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding. At December 31, 2014, we also had $500.0 million of borrowings and $5.2 million of outstanding letters of credit issued under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At December 31, 2014, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a 1.75% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $36,000 at December 31, 2014.
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. The counterparties on our derivative instruments currently in place are lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our Second Amended Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the hedged volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $315.5 million and no net derivative liability position at December 31, 2014.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Oasis Petroleum Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oasis Petroleum Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2015

Oasis Petroleum Inc.
Consolidated Balance Sheet

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$45,811	$91,901
Accounts receivable — oil and gas revenues	130,934	175,653
Accounts receivable — joint interest partners	175,537	139,459
Inventory	21,354	20,652
Prepaid expenses	14,273	10,191
Deferred income taxes	—	6,335
Derivative instruments	302,159	2,264
Advances to joint interest partners	13	760
Other current assets	6,526	391
Total current assets	696,607	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	5,966,140	4,528,958
Other property and equipment	313,439	188,468
Less: accumulated depreciation, depletion, amortization and impairment	(1,092,793)	(637,676)
Total property, plant and equipment, net	5,186,786	4,079,750
Assets held for sale	—	137,066
Derivative instruments	13,348	1,333
Deferred costs and other assets	41,671	46,169
Total assets	$5,938,412	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,958	$8,920
Revenues and production taxes payable	209,890	146,741
Accrued liabilities	410,379	241,830
Accrued interest payable	49,786	47,910
Derivative instruments	—	8,188
Deferred income taxes	97,499	—
Advances from joint interest partners	6,616	12,829
Total current liabilities	795,128	466,418
Long-term debt	2,700,000	2,535,570
Deferred income taxes	526,770	323,147
Asset retirement obligations	42,097	35,918
Derivative instruments	—	139
Other liabilities	2,116	2,183
Total liabilities	4,066,111	3,363,375
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,627,296 shares and 100,866,589 shares issued at December 31, 2014 and 2013, respectively	1,001	996
Treasury stock, at cost: 285,677 shares and 167,155 shares at December 31, 2014 and 2013, respectively	(10,671)	(5,362)
Additional paid-in-capital	1,007,202	985,023
Retained earnings	874,769	367,892
Total stockholders’ equity	1,872,301	1,348,549
Total liabilities and stockholders’ equity	$5,938,412	$4,711,924
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statement of Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$1,304,004	$1,084,412	$670,491
Well services and midstream revenues	86,224	57,587	16,177
Total revenues	1,390,228	1,141,999	686,668
Expenses
Lease operating expenses	169,600	94,634	54,924
Well services and midstream operating expenses	50,252	30,713	11,774
Marketing, transportation and gathering expenses	29,133	25,924	9,257
Production taxes	127,648	100,537	62,965
Depreciation, depletion and amortization	412,334	307,055	206,734
Exploration expenses	3,064	2,260	3,250
Impairment of oil and gas properties	47,238	1,168	3,581
General and administrative expenses	92,306	75,310	57,190
Total expenses	931,575	637,601	409,675
Gain on sale of properties	186,999	—	—
Operating income	645,652	504,398	276,993
Other income (expense)
Net gain (loss) on derivative instruments	327,011	(35,432)	34,164
Interest expense, net of capitalized interest	(158,390)	(107,165)	(70,143)
Other income (expense)	195	1,216	4,860
Total other income (expense)	168,816	(141,381)	(31,119)
Income before income taxes	814,468	363,017	245,874
Income tax expense	307,591	135,058	92,486
Net income	$506,877	$227,959	$153,388
Earnings per share:
Basic (Note 14)	$5.09	$2.45	$1.66
Diluted (Note 14)	5.05	2.44	1.66
Weighted average shares outstanding:
Basic (Note 14)	99,677	92,867	92,180
Diluted (Note 14)	100,365	93,411	92,513

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2011	92,461	$921	22	$(602)	$647,374	$(13,455)	$634,238
Stock-based compensation	949	—	—	—	10,573	—	10,573
Vesting of restricted shares	—	4	—	—	(4)	—	—
Treasury stock – tax withholdings	(107)	—	107	(3,194)	—	—	(3,194)
Net income	—	—	—	—	—	153,388	153,388
Balance as of December 31, 2012	93,303	925	129	(3,796)	657,943	139,933	795,005
Issuance of common stock	7,000	70	—	—	314,510	—	314,580
Stock-based compensation	434	—	—	—	12,571	—	12,571
Vesting of restricted shares	—	1	—	—	(1)	—	—
Treasury stock – tax withholdings	(38)	—	38	(1,566)	—	—	(1,566)
Net income	—	—	—	—	—	227,959	227,959
Balance as of December 31, 2013	100,699	996	167	(5,362)	985,023	367,892	1,348,549
Fees (2013 issuance of common stock)	—	—	—	—	(176)	—	(176)
Stock-based compensation	762	—	—	—	22,360	—	22,360
Vesting of restricted shares	—	5	—	—	(5)	—	—
Treasury stock – tax withholdings	(119)	—	119	(5,309)	—	—	(5,309)
Net income	—	—	—	—	—	506,877	506,877
Balance as of December 31, 2014	101,342	$1,001	286	$(10,671)	$1,007,202	$874,769	$1,872,301
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$506,877	$227,959	$153,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	412,334	307,055	206,734
Gain on sale of properties	(186,999)	—	—
Impairment of oil and gas properties	47,238	1,168	3,581
Deferred income taxes	307,457	134,583	92,479
Derivative instruments	(327,011)	35,432	(34,164)
Stock-based compensation expenses	21,302	11,982	10,333
Deferred financing costs amortization and other	11,028	4,248	2,810
Working capital and other changes:
Change in accounts receivable	16,702	(107,473)	(90,103)
Change in inventory	(3,776)	(13,941)	(29,313)
Change in prepaid expenses	(3,199)	(8,191)	346
Change in other current assets	(6,135)	(56)	156
Change in other assets	114	(3,248)	(95)
Change in accounts payable and accrued liabilities	76,723	107,451	76,706
Change in other current liabilities	—	—	(472)
Change in other liabilities	(139)	887	—
Net cash provided by operating activities	872,516	697,856	392,386
Cash flows from investing activities:
Capital expenditures	(1,354,281)	(893,524)	(1,051,365)
Acquisition of oil and gas properties	(46,247)	(1,560,072)	—
Proceeds from sale of properties	324,852	—	—
Costs related to sale of properties	(2,337)	—	—
Derivative settlements	6,774	(8,133)	6,545
Purchases of short-term investments	—	—	(126,213)
Redemptions of short-term investments	—	25,000	120,316
Advances from joint interest partners	(6,213)	(8,347)	12,112
Net cash used in investing activities	(1,077,452)	(2,445,076)	(1,038,605)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,000,000	400,000
Proceeds from revolving credit facility	620,000	600,000	—
Principal payments on revolving credit facility	(455,570)	(264,430)	—
Debt issuance costs	(99)	(22,910)	(8,012)
Proceeds from sale of common stock	—	314,580	—
Purchases of treasury stock	(5,309)	(1,566)	(3,194)
Other	(176)	—	—
Net cash provided by financing activities	158,846	1,625,674	388,794
Decrease in cash and cash equivalents	(46,090)	(121,546)	(257,425)
Cash and cash equivalents:
Beginning of period	91,901	213,447	470,872
End of period	$45,811	$91,901	$213,447
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$150,181	$85,596	$53,488
Cash paid for taxes	5,329	750	107
Supplemental non-cash transactions:
Change in accrued capital expenditures	$169,710	$34,354	$59,878
Change in asset retirement obligations	6,182	13,201	10,230
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
As an oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. As of February 17, 2015, spot crude oil and natural gas prices have decreased approximately 50% and 40%, respectively, since June 2014. An extended period of low prices for oil could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.
Estimates of oil and natural gas reserves and their values, future production rates and future costs and expenses are inherently uncertain for numerous reasons, including many factors beyond the Company’s control. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, prevailing commodity prices, operating costs and other factors. These revisions may be material and could materially affect future depreciation, depletion and amortization (“DD&A”) expense, dismantlement and abandonment costs, and impairment expense.
Cash Equivalents
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value or cost which approximates fair value due to the short-term maturity of these investments. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents.
Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. No allowance for doubtful accounts was recorded for the years ended December 31, 2014 and 2013.
Inventory
Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Crude oil inventory includes oil in tank and linefill. Inventory is stated at the lower of cost or market value with cost determined on an average cost method. Inventory consists of the following:

	December 31,
	2014	2013
	(In thousands)
Equipment and materials	$14,225	$11,669
Crude oil inventory	7,129	8,983
Total inventory	$21,354	$20,652
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
The provision for DD&A of oil and natural gas properties is calculated on a field-by-field basis using the unit-of-production method. All capitalized well costs and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively. Natural gas is converted to barrel equivalents at the rate of six thousand cubic feet of natural gas to one barrel of oil. The calculation for the unit-of-production DD&A method takes into consideration estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.
Costs of retired, sold or abandoned properties that constitute a part of an amortization base (partial field) are charged or credited, net of proceeds, to accumulated DD&A unless doing so significantly affects the unit-of-production amortization rate for an entire field, in which case a gain or loss is recognized currently. In March 2014, the Company sold its interests in certain non-operated oil and natural gas properties in its Sanish project area and other non-operated leases adjacent to its Sanish position for cash proceeds of $324.9 million. The Company recognized a gain of $187.0 million from this divestiture (see Note 7 — Assets Held for Sale and Divestiture). No gain or loss for the sale of oil and natural gas properties was recorded for the years ended December 31, 2013 or 2012.
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
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs, as further discussed in Note 3 — Fair Value Measurements. Due to lower expected future oil prices, the Company reviewed its proved oil and natural gas properties as of December 31, 2014 and determined that the carrying value exceeded expected undiscounted cash flows for certain assets. As a result, the Company recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2013 and 2012.
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

As a result of expiring unproved property leases and periodic assessments of unproved properties not held-by-production, the Company recorded non-cash impairment charges of $7.3 million, $1.2 million and $3.6 million for the years ended ended December 31, 2014, 2013 and 2012, respectively.
For sales of entire working interests in unproved properties, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Company capitalized $8.8 million, $4.6 million and $3.3 million of interest costs for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts will be amortized over the life of the related assets.
Other Property and Equipment
Salt water disposal facilities, pipelines, buildings, furniture, software, equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets. The Company uses estimated lives of 30 years for salt water disposal facilities and pipelines, 20 years for buildings, two to seven years for furniture, software and equipment and the remaining lease term for leasehold improvements. The calculation for the straight-line DD&A method for salt water disposal facilities takes into consideration estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values. The cost of assets disposed of and the associated accumulated DD&A are removed from the Company’s Consolidated Balance Sheet with any gain or loss realized upon the sale or disposal included in the Company’s Consolidated Statement of Operations.
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
Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented:

	December 31,
	2014	2013	2012
	(In thousands)
Beginning of period	$123,215	$40,424	$20,207
Exploratory well cost additions (pending determination of proved reserves)	336,344	346,814	160,813
Exploratory well cost reclassifications (successful determination of proved reserves)	(425,037)	(264,023)	(140,091)
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	—	—	(505)
End of period	$34,522	$123,215	$40,424
As of December 31, 2014, the Company had no exploratory well costs that were capitalized for a period greater than one year.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. Transaction and integration costs associated with business combinations are expensed as incurred.
The Company makes various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair values of proved and unproved oil and natural gas properties. The fair values of these properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of reserves, future operating and development costs, future commodity prices and a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, the Company reviews comparable purchases and sales of oil and natural gas properties within the same regions and uses that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties.

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
Assets Held for Sale
The Company occasionally markets non-core oil and gas properties. At the end of each reporting period, the Company evaluates the properties being marketed to determine whether any should be reclassified as held-for-sale. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property is reclassified as held-for-sale in the Company’s Consolidated Balance Sheet and measured at the lower of their carrying amount or estimated fair value less costs to sell. DD&A expense is not recorded on assets to be divested once they are classified as held for sale.
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
Well services revenue is recognized when well completion or other well services have been performed or related products have been delivered. OWS provides well services and sells well completion products primarily to OPNA. Midstream revenues consist primarily of revenues from salt water transport, salt water disposal and fresh water sales for OPNA’s operated wells. Prior to the formation of OMS in 2013, the salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in the Company’s Consolidated Statement of Operations.
Revenues and Production Taxes Payable
The Company calculates and pays taxes and royalties on oil and natural gas in accordance with the particular contractual provisions of the lease, license or concession agreements and the laws and regulations applicable to those agreements.
Concentrations of Market and Credit Risk
The future results of the Company’s oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty. The current global oversupply of crude oil has caused a sharp decline in oil prices in recent months, and an extended period of low prices for oil could have a material adverse effect on the Company’s financial position, cash flows and results of operations.
The Company operates in the exploration, development and production sector of the oil and gas industry. The Company’s receivables include amounts due from purchasers of its oil and natural gas production and amounts due from joint interest partners for their respective portions of operating expenses and exploration and development costs. While certain of these customers and joint interest partners are affected by periodic downturns in the economy in general or in their specific segment of the oil or natural gas industry, including the current period of low commodity prices, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations over the long-term. In addition, a portion of the Company’s trade receivables are collateralized.
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
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2014, the Company utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production (see Note 4 — Derivative Instruments).
The Company records all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at their estimated fair value. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. Gains and losses from valuation changes in commodity derivative instruments are reported in the other income (expense) section of the Company’s Consolidated Statement of Operations. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Consolidated Statement of Cash Flows.
Derivative financial instruments that hedge the price of oil are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has derivatives in place with seven counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from its counterparties. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.
The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Company’s revolving credit facility (see Note 9 — Long-Term Debt). As of December 31, 2014, the Company had limitations under its revolving credit facility, including a provision limiting the total amount of production that may be hedged by the Company to the lesser of projected production or 110% of Current Production (as defined in the revolving credit facility) for the period from 1 to 12 months, 100% of Current Production for the period from 13 to 24 months, 75% of Current Production for the period from 25 to 36 months, and 50% of Current Production for the period from 37 to 60 months after the date of each derivative. As of December 31, 2014, the Company was in compliance with these limitations.
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
Performance Share Units
The Company recognizes compensation expense for its performance share units (“PSUs”) granted to its officers under its Amended and Restated 2010 Long Term Incentive Plan. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the performance period, which is generally the vesting period. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment (see Note 12 — Stock-Based Compensation for a description of the inputs used in this model). Stock-based compensation expense recorded for PSUs is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.
Associated Excess Tax Benefits
Any excess tax benefit arising from the Company’s stock-based compensation plan is recognized as a credit to additional paid-in-capital when realized and is calculated as the amount by which the tax benefit related to the tax deduction received exceeds the deferred tax asset associated with the recorded stock-based compensation expense. As of December 31, 2014, the excess federal tax deduction related to stock-based compensation was $9.5 million and the excess state tax deduction related to stock-based compensation was $7.4 million. Since the Company has been in and continues to be in a net operating loss position for tax purposes, none of the excess tax deduction is reflected in additional paid-in-capital. Pursuant to GAAP, the Company’s deferred tax asset related to net operating loss carryforward is net of the unrealized tax benefit from stock-based compensation.
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
The Company also accounts for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any uncertain tax positions outstanding and, as such, did not record a liability for the years ended December 31, 2014 and 2013.
Fair Value of Financial and Non-Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their respective fair market values due to their short-term maturities. The Company’s derivative instruments and ARO are also recorded on the Company’s Consolidated Balance Sheet at amounts which approximate fair market value. See Note 3 — Fair Value Measurements.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP and is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect that adopting this new guidance will have on its financial position, cash flows and results of operations.
Going Concern
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.
Extraordinary Items
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 removes the concept of extraordinary items from GAAP. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.
3. Fair Value Measurements

In accordance with the FASB’s authoritative guidance on fair value measurements, the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company recognizes its non-financial assets and liabilities, such as ARO and proved oil and natural gas properties upon impairment, at fair value on a non-recurring basis.
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

	At fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 4)	—	315,507	—	315,507
Total assets	$742	$315,507	$—	$316,249

	At fair value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 4)	—	3,597	—	3,597
Total assets	$742	$3,597	$—	$4,339
Liabilities:
Commodity derivative instruments (see Note 4)	$—	$8,327	$—	$8,327
Total liabilities	$—	$8,327	$—	$8,327
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Consolidated Balance Sheet at December 31, 2014 and 2013. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars, swaps and deferred premium puts. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded a downward adjustment to the fair value of its net derivative asset in the amount of $0.6 million at December 31, 2014 and a downward adjustment to the fair value of its net derivative liability in the amount of $0.2 million at December 31, 2013.
Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At December 31, 2014, the Company’s cash equivalents were all Level 1 assets.
The carrying amount of the Company’s long-term debt reported in the Consolidated Balance Sheet at December 31, 2014 is $2,700.0 million, which includes $2,200.0 million of senior unsecured notes and $500.0 million of borrowings under the Company’s revolving credit facility (see Note 9 — Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, is $2,020.0 million at December 31, 2014.
Non-Financial Assets and Liabilities
Asset retirement obligations. The carrying amount of the Company’s ARO in the Company’s Consolidated Balance Sheet at December 31, 2014 is $42.5 million (see Note 10 — Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Due to lower expected future oil prices, the Company reviewed its proved oil and natural gas properties as of December 31, 2014 and determined that the carrying value exceeded expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, these assets, with a carrying amount of $76.4 million, were written down to their fair value of $36.4 million, resulting in an impairment charge of $40.0 million, which was included in earnings for the year ended December 31, 2014. No impairment charges on proved oil and natural gas properties were recorded for the year ended December 31, 2013 or 2012.

4. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2014, the Company utilized two-way and three-way costless collar options, swaps, swaps with sub-floors and deferred premium puts to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX West Texas Intermediate (“WTI”) crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A swap with a sub-floor is a swap coupled with a sold put (sub-floor) at which point the minimum price would be the WTI crude oil index price plus the difference between the swap and the sold put strike price. For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI price is below the floor price of the put, the Company receives the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, the Company pays only the premium.
All derivative instruments are recorded on the Company’s Consolidated Balance Sheet as either assets or liabilities measured at their fair value (see Note 3 — Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in the fair value are recognized in the other income (expense) section of the Company’s Consolidated Statement of Operations as a gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Consolidated Statement of Cash Flows.
As of December 31, 2014, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the WTI crude oil index price:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Weighted Average Deferred Premium	Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)					(In thousands)
2015	Two-way collars	2,388,500			$87.98	$103.21		$75,271
2015	Three-way collars	263,500		$70.59	$90.59	$105.25		5,270
2015	Swaps	5,263,500	$90.81					181,980
2015	Swaps with sub-floors	186,000	$92.60	$70.00				4,204
2015	Deferred premium puts	1,086,000			$90.00		$2.55	35,434
2016	Two-way collars	155,000			$86.00	$103.42		4,138
2016	Swaps	310,000	$90.15					9,210
								$315,507
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheet for the periods presented:

Fair Value of Derivative Instrument Assets (Liabilities)
		Fair Value as of December 31,
Commodity	Balance Sheet Location	2014	2013
		(In thousands)
Crude oil	Derivative instruments — current assets	$302,159	$2,264
Crude oil	Derivative instruments — non-current assets	13,348	1,333
Crude oil	Derivative instruments — current liabilities	—	(8,188)
Crude oil	Derivative instruments — non-current liabilities	—	(139)
Total derivative instruments		$315,507	$(4,730)

The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments for the periods presented:

	Year Ended December 31,
Statement of Operations Location	2014	2013	2012
	(In thousands)
Net gain (loss) on derivative instruments	$327,011	$(35,432)	$34,164

In accordance with the FASB’s authoritative guidance on disclosures about offsetting assets and liabilities, the Company is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. The Company’s derivative instruments are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement. No margin or collateral balances are deposited with counterparties, and as such, gross amounts are offset to determine the net amounts presented in the Company’s Consolidated Balance Sheet.

The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of December 31, 2014	$331,121	$(15,614)	$315,507
As of December 31, 2013	$22,743	$(19,146)	$3,597

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of December 31, 2014	$15,614	$(15,614)	$—
As of December 31, 2013	$27,473	$(19,146)	$8,327
5. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2014	2013
	(In thousands)
Proved oil and gas properties(1)	$5,156,875	$3,713,525
Less: Accumulated depreciation, depletion, amortization and impairment	(1,043,121)	(612,380)
Proved oil and gas properties, net	4,113,754	3,101,145
Unproved oil and gas properties	809,265	815,433
Other property and equipment	313,439	188,468
Less: Accumulated depreciation	(49,672)	(25,296)
Other property and equipment, net	263,767	163,172
Total property, plant and equipment, net	$5,186,786	$4,079,750
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $36.9 million and $32.6 million at December 31, 2014 and 2013, respectively.
Asset impairments. As discussed in Note 2, as a result of lower expected future oil prices, the Company reviewed its proved oil and natural gas properties as of December 31, 2014 and determined that the carrying value exceeded expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. The Company recorded an impairment loss of $40.0 million in its exploration and production segment to adjust the carrying amount of these assets to fair value. The fair value of these assets was measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs used to determine the fair value included estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, and (iv) a weighted average cost of capital rate based on the assumptions of a market participant. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. The underlying commodity prices embedded in the Company’s estimated cash flows were determined using the five-year NYMEX forward price curve as of December 31, 2014. No impairment of proved oil and natural gas properties was recorded for the years ended December 31, 2013 and 2012. In addition, as a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $7.3 million, $1.2 million, and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Acquisitions
The following table summarizes the consideration paid, including customary post close adjustments through December 31, 2014, for the Company’s 2013 acquisitions and the fair value of the assets acquired and liabilities assumed as of the acquisition dates.

	West Williston	East Nesson
Consideration given to the sellers:	(In thousands)
Cash	$1,475,361	$56,793
Forgiveness of debt	—	(43)
Total consideration	1,475,361	56,750
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired:
Proved developed properties	519,712	32,053
Proved undeveloped properties	165,907	1,807
Unproved lease acquisition costs	787,589	23,369
Other property and equipment	13,157	—
Inventory	3,181	148
Accounts receivable	276	—
Total assets acquired	1,489,822	57,377
Liabilities assumed:
Asset retirement obligations	6,598	307
Revenues payable	7,863	320
Total liabilities assumed	14,461	627
Total identifiable net assets	$1,475,361	$56,750
West Williston acquisition. On October 1, 2013, the Company completed a purchase and sale agreement with two undisclosed private sellers (the “Sellers”), pursuant to which the Company agreed to purchase approximately 136,000 net acres in its West Williston project area in the Williston Basin for aggregate consideration of $1,475.4 million in cash (the “West Williston Acquisition”).
The West Williston Acquisition qualified as a business combination, and as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the October 1, 2013 acquisition date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. The Company used a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs, as further discussed under Note 3 — Fair Value Measurements. The Company recorded the assets acquired and liabilities assumed in the West Williston Acquisition at their estimated fair value of $1,475.4 million, which the Company considers to be representative of the price paid by a typical market participant. This measurement resulted in no goodwill or bargain purchase being recognized.
The results of operations for the West Williston Acquisition have been included in the Company’s consolidated financial statements since the October 1, 2013 closing date, including approximately $57.6 million of total revenue and $14.9 million of operating income for the year ended December 31, 2013. In addition, the Company included $2.0 million of costs related to the West Williston Acquisition in general and administrative expenses on its Consolidated Statement of Operations for the year ended December 31, 2013.
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
East Nesson acquisitions. On September 26, 2013, the Company acquired certain oil and natural gas assets totaling approximately 25,000 net acres in its East Nesson project area for total consideration of $56.8 million (the “East Nesson Acquisitions,” and together with the West Williston Acquisition, the “2013 Acquisitions”). As part of the East Nesson Acquisitions, the Company also agreed to invest, expend and/or incur expenses of $8.2 million in connection with drilling and completion activities for certain wells (see Note 17 — Commitments and Contingencies).
The results of operations for the East Nesson Acquisitions have been included in the Company’s consolidated financial statements since the September 26, 2013 closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Company’s Consolidated Statement of Operations.
The Company did not have any significant acquisitions for the years ended December 31, 2014 and 2012.
7. Assets Held for Sale and Divestiture
Net assets held for sale represent the assets that were expected to be sold, net of liabilities, which were expected to be assumed by the purchaser. As of December 31, 2013, assets in the Company’s exploration and production segment in its Sanish project area and other non-operated leases adjacent to its Sanish position in North Dakota were held for sale. The Company did not have assets classified as held for sale as of December 31, 2014. The following table presents balance sheet data related to the assets held for sale:

December 31, 2013
(In thousands)
Assets:
Oil and gas properties	$191,384
Less: accumulated depreciation, depletion, amortization and impairment	(54,318)
Total assets	$137,066
Liabilities:
Asset retirement obligation	$1,973
Total liabilities	$1,973
Net assets	$135,093
On March 5, 2014, the Company completed the sale of certain non-operated properties in its Sanish project area and other non-operated leases adjacent to its Sanish position (the “Sanish Divestiture”) for cash proceeds of approximately $324.9 million, which includes customary post close adjustments. The Company recognized a $187.0 million gain on sale of properties in its Consolidated Statement of Operations for the year ended December 31, 2014. The transaction was structured as an Internal Revenue Code Section 1031 like-kind exchange for tax purposes and as such did not give rise to any current taxable gain.
8. Accrued Liabilities
The Company’s accrued liabilities consist of the following:

	December 31,
	2014	2013
	(In thousands)
Accrued capital costs	$361,034	$199,085
Accrued lease operating expenses	26,706	18,660
Accrued general and administrative expenses	12,225	14,203
Other accrued liabilities	10,414	9,882
Total accrued liabilities	$410,379	$241,830

Accrued liabilities represent the Company’s estimated current payment obligations for materials and services provided by its vendors, for which invoices have not yet been received or fully processed. Invoices that have been fully processed, but not yet paid, are recorded as accounts payable.

In addition, the Company had revenue suspense of $152.3 million, royalties payable of $38.1 million and production taxes payable of $19.5 million included in revenues and production taxes payable on the Company’s Consolidated Balance Sheet for the year ended December 31, 2014. For the year ended December 31, 2013, the Company had revenue suspense of $79.7 million, royalties payable of $44.7 million and production taxes payable of $22.3 million included in revenues and production taxes payable on the Company’s Consolidated Balance Sheet. Revenue suspense represents proceeds from the sale of oil and natural gas production that have been processed by the Company on behalf of third parties that cannot be disbursed to such third parties until certain issues are resolved, such as title issues or missing contact information.
9. Long-Term Debt
Senior unsecured notes. On September 24, 2013, the Company issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). The issuance of the 2022 Notes resulted in aggregate net proceeds to the Company of $983.6 million. The Company used the proceeds from the 2022 Notes to fund the West Williston Acquisition (see Note 6 — Acquisitions).
On June 30, 2014, the Company filed a registration statement on Form S-4 with the SEC to allow the holders of the 2022 Notes to exchange the 2022 Notes for the same principal amount of a new issue of notes with substantially identical terms, except the new notes are freely transferable under the Securities Act. The registration statement was declared effective on July 16, 2014, and the Company closed the exchange offer on August 15, 2014.
During 2011 and 2012, the Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”) and $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”), which resulted in aggregate net proceeds to the Company of $1,175.8 million. The Company has used the proceeds from these notes to fund its exploration, development and acquisition program and for general corporate purposes. Interest on the 2019 Notes, the 2021 Notes, the 2022 Notes and the 2023 Notes (collectively, the “Notes”) is payable semi-annually in arrears.
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

Prior to certain dates, the Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these options is immaterial at December 31, 2014 and 2013.
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
Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On March 27, 2014, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2014, resulting in an increase to the borrowing base from $1,500.0 million to $1,750.0 million, and on September 30, 2014, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2014, resulting in an increase to the borrowing base from $1,750.0 million to $2,000.0 million. However, the Company elected to limit the Lenders’ aggregate commitment to $1,500.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of December 31, 2014.
Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of December 31, 2014, any outstanding LIBOR and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

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
On a quarterly basis, the Company also pays a 0.375% (as of December 31, 2014) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of December 31, 2014, the Second Amended Credit Facility contained covenants that included, among others:

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

•
a requirement that the Company maintain a ratio of consolidated EBITDAX (as defined in the Second Amended Credit Facility) to consolidated Interest Expense (as defined in the Second Amended Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter; and

•
a requirement that the Company maintain a Current Ratio (as defined in the Second Amended Credit Facility) of consolidated current assets (including unused borrowing base committed capacity and with exclusions as described in the Second Amended Credit Facility) to consolidated current liabilities (with exclusions as described in the Second Amended Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter.

The Second Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Second Amended Credit Facility to be immediately due and payable.
As of December 31, 2014, the Company had $500.0 million of borrowings and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base capacity of $994.8 million. As of December 31, 2014 and 2013, the weighted average interest rate on borrowings under the Second Amended Credit Facility was 1.9% and 1.8%, respectively. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of December 31, 2014.

The Company has indebtedness under the Second Amended Credit Facility that becomes due in 2018 and $400.0 million of Notes maturing in 2019. The Company does not have any other debt that matures within the five years ending December 31, 2019.
Deferred financing costs. As of December 31, 2014, the Company had $35.5 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Consolidated Balance Sheet at December 31, 2014 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs recorded for the year ended December 31, 2014, 2013 and 2012 was $6.4 million, $4.5 million and $3.0 million, respectively. These costs are included in interest expense on the Company’s Consolidated Statement of Operations.
10. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013(1)
	(In thousands)
Asset retirement obligation — beginning of period	$36,458	$23,234
Liabilities incurred during period	5,376	11,665
Liabilities settled during period(2)	(2,065)	—
Accretion expense during period(3)	1,917	1,346
Revisions to estimates	863	213
Asset retirement obligation — end of period	$42,549	$36,458
__________________

(1)	Includes ARO for wells acquired in the 2013 Acquisitions (See Note 6 — Acquisitions).

(2)	Liabilities settled during period include ARO related to the properties sold in the Sanish Divestiture.

(3)	Included in depreciation, depletion and amortization on the Company’s Consolidated Statement of Operations.
At both December 31, 2014 and 2013, the current portion of the total ARO balance was approximately $0.5 million and is included in accrued liabilities on the Company’s Consolidated Balance Sheet.
11. Income Taxes
The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$134	$475	$—
State	—	—	7
	134	475	7
Deferred:
Federal	273,576	122,853	82,841
State	33,881	11,730	9,638
	307,457	134,583	92,479
Total income tax expense	$307,591	$135,058	$92,486
For the years ended December 31, 2014, 2013 and 2012, the Company’s effective tax rate differs from the federal statutory rate of 35% primarily due to state income taxes. The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate for the years ended December 31, 2014, 2013 and 2012, is set forth below:

	Year Ended December 31,
	2014		2013		2012
	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	35.00%	$285,064	35.00%	$127,056	35.00%	$86,056
State income taxes, net of federal income tax benefit	2.81%	22,901	2.06%	7,469	2.47%	6,068
Other	(0.05)%	(374)	0.14%	533	0.15%	362
Annual effective tax expense	37.76%	$307,591	37.20%	$135,058	37.62%	$92,486

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013, were as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Deferred tax assets
Net operating loss carryforward	$35,650	$17,215
Bonus and stock-based compensation	11,025	8,060
Derivative instruments	—	1,664
Other tax attribute carryovers	1,349	—
Total deferred tax assets	48,024	26,939
Deferred tax liabilities
Oil and natural gas properties	566,382	343,751
Derivative instruments	105,911	—
Total deferred tax liabilities	672,293	343,751
Total net deferred tax liability	$624,269	$316,812
The Company generated a federal net operating tax loss of $30.2 million and accrued $0.1 million of current income tax expense for the year ended December 31, 2014. The net operating loss carryforwards consist of $104.6 million of federal net operating loss carryforwards, which expire between 2030 and 2034, and $77.6 million of state net operating loss carryforwards, which expire between 2017 and 2034. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Management believes that the Company’s taxable temporary differences and future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.
Pursuant to authoritative guidance, the Company’s $35.7 million deferred tax asset related to net operating loss carryforwards is net of $3.5 million of unrealized excess tax benefits related to excess stock-based compensation on federal and state net operating losses of $9.5 million and $7.4 million, respectively.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2014, the Company had no unrecognized tax benefits. With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statement of Operations. The Company files income tax returns in the U.S. federal jurisdiction and in North Dakota, Montana and Texas. The Company’s income tax returns have not been audited by the IRS or any state jurisdiction. Its statute of limitation for the year ended December 31, 2014 will expire in 2018. The Company’s earliest open year in its key jurisdictions is 2011 for both the U.S. federal jurisdiction and various U.S. states, however, net operating losses originating in prior years are subject to examination when utilized.
The current portion of the Company’s net deferred income taxes was a liability of $97.5 million at December 31, 2014 and an asset of $6.3 million at December 31, 2013, and is primarily related to derivative instruments.
12. Stock-Based Compensation

Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The maximum number of shares available for grant under the Amended and Restated 2010 Long Term Incentive Plan is 7,200,000. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. The Company assumed annual forfeiture rates by employee group ranging from 0% to 12.7% based on the Company’s forfeiture history for this type of award.
The following table summarizes information related to restricted stock held by the Company’s employees and directors for the periods presented:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2013	990,472	$28.20
Granted	985,685	42.55
Vested	(408,541)	33.70
Forfeited	(197,198)	38.89
Non-vested shares outstanding December 31, 2014	1,370,418	$40.03
Stock-based compensation expense recorded for restricted stock awards was $18.2 million for the year ended December 31, 2014 and $10.2 million for each of the years ended December 31, 2013 and 2012, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The fair value of awards vested was $18.3 million, $6.5 million and $11.7 million for the years ended December 31, 2014, 2013 and 2012. The weighted average grant date fair value of restricted stock awards granted was $42.55 per share, $38.64 per share and $29.66 per share for the years ended December 31, 2014, 2013 and 2012. Unrecognized expense as of December 31, 2014 for all outstanding restricted stock awards was $39.6 million and will be recognized over a weighted average period of 2.1 years.
Performance share units. The Company has granted PSUs to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. The Company assumed an annual forfeiture rate of 3.3% based on the Company’s forfeiture history for the officer employee group receiving PSUs.
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
The following table summarizes information related to PSUs held by the Company’s officers for the periods presented:

	Initial Unit Awards	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2013	269,300	$33.64
Granted	158,970	41.71
Vested	—	—
Forfeited	(26,130)	35.86
Non-vested PSUs at December 31, 2014	402,140	$36.68

Stock-based compensation expense recorded for PSUs for the years ended December 31, 2014, 2013 and 2012 was $3.1 million, $1.8 million and $0.4 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The weighted average grant date fair value of PSUs granted was $41.71 per share, $42.01 per share and $26.22 per share for the years ended December 31, 2014, 2013 and 2012. Unrecognized expense as of December 31, 2014 for all outstanding PSUs was $9.7 million and will be recognized over a remaining period of 2.6 years.

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
The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. The key valuation assumptions for the Monte Carlo model are the forecast period, initial value, risk-free interest rate, volatility and correlation coefficients. The risk-free interest rate is the U.S. Treasury bond rate on the date of grant. The initial value is the average of the volume weighted average prices for the 30 trading days prior to the start of the performance cycle for the Company and each of its peers. Volatility is the standard deviation of the average percentage change in stock price over a historical period for the Company and each of its peers. The correlation coefficients are measures of the strength of the linear relationship between and amongst the Company and its peers estimated based on historical stock price data.
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the periods presented:

	2014 PSUs	2013 PSUs	2012 PSUs
Forecast period (years)	4.00	4.00	4.01
Risk-free interest rate	1.12%	0.65%	0.46%
Oasis stock price volatility	44.49%	47.48%	51.00%

Based on these assumptions, the Monte Carlo simulation model resulted in an expected percentage of PSUs earned of 98%, 112% and 98% for the 2014, 2013 and 2012 grants, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company had an associated tax benefit of $8.4 million, $4.5 million and $4.0 million, respectively, related to all stock-based compensation.
13. Common Stock
On December 9, 2013, the Company completed a public offering of 7,000,000 shares of its common stock, par value $0.01 per share, at an offering price of $44.94 per share. Net proceeds from the offering were approximately $314.4 million, after deducting offering expenses, of which $70,000 is included in common stock and $314.3 million is included in additional paid-in-capital on the Company’s Consolidated Balance Sheet. The Company used a portion of these net proceeds to repay $264.4 million of outstanding indebtedness under its Second Amended Credit Facility, and the remaining proceeds were used to fund its exploration, development and acquisition program and for general corporate purposes. The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on July 15, 2011.
14. Earnings Per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings per share includes the potential dilutive impact of non-vested restricted shares and PSUs outstanding during the periods presented, unless their effect is anti-dilutive.
The following is a calculation of the basic and diluted weighted average shares outstanding for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Basic weighted average common shares outstanding	99,677	92,867	92,180
Dilution effect of stock awards at end of period	688	544	333
Diluted weighted average common shares outstanding	100,365	93,411	92,513
Anti-dilutive stock-based compensation awards	980	634	465
15. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services provided by OPM. Revenues for the exploration and production segment are primarily derived from the sale of oil and natural gas production. In the first quarter of 2012, the Company began its well services business segment (OWS) to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services, well completion product sales and tool rentals. In the first quarter of 2013, the Company formed its midstream services business segment (OMS) to perform salt water disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from salt water transport, salt water disposal and fresh water sales. Prior to 2013, the salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Consolidated Statement of Operations. These segments represent the Company’s three current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including DD&A. The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2014
Revenues	$1,304,004	$74,610	$11,614	$—	$1,390,228
Inter-segment revenues	—	192,774	39,344	(232,118)	—
Total revenues	1,304,004	267,384	50,958	(232,118)	1,390,228
Operating income	610,850	70,878	22,730	(58,806)	645,652
Other income (expense)	168,741	75	—	—	168,816
Income before income taxes	$779,591	$70,953	$22,730	$(58,806)	$814,468
Total assets	$5,802,295	$281,844	$212,685	$(358,412)	$5,938,412
Capital expenditures(1)	1,525,168	37,292	68,939	(58,806)	1,572,593
Depreciation, depletion and amortization	406,960	14,080	3,744	(12,450)	412,334
Impairment of oil and gas properties	47,238	—	—	—	47,238

Year Ended December 31, 2013
Revenues	$1,084,412	$51,845	$5,742	$—	$1,141,999
Inter-segment revenues	—	128,841	23,488	(152,329)	—
Total revenues	1,084,412	180,686	29,230	(152,329)	1,141,999
Operating income	473,178	56,322	17,509	(42,611)	504,398
Other income (expense)	(141,397)	16	—	—	(141,381)
Income before income taxes	$331,781	$56,338	$17,509	$(42,611)	$363,017
Total assets(2)	$4,592,140	$78,359	$117,641	$(76,216)	$4,711,924
Capital expenditures(1)	2,514,737	15,217	18,955	(42,611)	2,506,298
Depreciation, depletion and amortization	304,388	7,150	2,780	(7,263)	307,055

Year Ended December 31, 2012
Revenues	$670,491	$16,177	$—	$—	$686,668
Inter-segment revenues	—	66,304	—	(66,304)	—
Total revenues	670,491	82,481	—	(66,304)	686,668
Operating income	276,740	17,798	—	(17,545)	276,993
Other income (expense)	(31,120)	1	—	—	(31,119)
Income before income taxes	$245,620	$17,799	$—	$(17,545)	$245,874
Total assets	$2,493,364	$63,875	$—	$(28,445)	$2,528,794
Capital expenditures(1)	1,150,439	15,679	—	(17,545)	1,148,573
Depreciation, depletion and amortization	206,127	2,694	—	(2,087)	206,734
__________________

(1)
Capital expenditures (including acquisitions) reflected in the table above differ from the amounts for capital expenditures and acquisition of oil and gas properties shown in the Company’s Consolidated Statement of Cash Flows because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the Consolidated Statement of Cash Flows are presented on a cash basis. In addition, acquisitions reflected in the table include inventory purchased as part of our acquisitions, which is included in net cash provided by operating activities in the Consolidated Statement of Cash Flows, as well as non-cash purchase price adjustments, which are not included in the Consolidated Statement of Cash Flows.

(2)	Total assets for the exploration and production segment include $137.1 million of assets held for sale as of December 31, 2013.
16. Significant Concentrations

Major customers. For the years ended December 31, 2014, 2013 and 2012, sales to Musket Corporation accounted for approximately 13%, 11% and 10% of our total sales, respectively. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2014, 2013 and 2012. Total sales include revenues from the Company’s exploration and production segment only, as OWS and OMS provide services to OPNA.
Substantially all of the Company’s accounts receivable result from sales of oil and natural gas as well as joint interest billings (“JIB”) to third-party companies who have working interest payment obligations in projects completed by the Company. Statoil Oil & Gas LP, Continental Resources, Inc. and Slawson Exploration Company, Inc. accounted for approximately 16%, 14% and 13%, respectively, of the Company’s JIB receivables balance at December 31, 2014. Statoil Oil & Gas LP and Continental Resources, Inc. accounted for approximately 15% and 10%, respectively, of the Company’s JIB receivables balance at December 31, 2013.
This concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions, including the current downturn in oil prices. Management believes that the loss of any of these purchasers would not have a material adverse effect on the Company’s operations, as there are a number of alternative oil and natural gas purchasers in the Company’s producing regions.
17. Commitments and Contingencies

Included below is a discussion of various future commitments of the Company as of December 31, 2014. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company has operating leases for office space and other property and equipment. The Company incurred rental expense of $2.0 million, $1.6 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum annual rental commitments under non-cancelable leases at December 31, 2014 are as follows:

(In thousands)
2015	$9,628
2016	6,384
2017	4,621
2018	4,941
2019	4,997
Thereafter	3,743
$34,314
Drilling contracts. As of December 31, 2014, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early contract termination under these contracts, the Company would be committed to pay approximately $15.0 million as of December 31, 2014 for the days remaining through the end of the primary terms of the contracts and early termination fees.
Volume commitment agreements. As of December 31, 2014, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of 31.7 MMBbl and 7.9 Bcf from its Williston Basin project areas within specified timeframes, all of which are less than ten years. Future commitments under these agreements are $194.0 million as of December 31, 2014.
Purchase agreements. As of December 31, 2014, the Company had certain agreements for the purchase of well completion services equipment and fresh water with an aggregate future commitment of approximately $20.0 million.
Cost sharing agreements. As of December 31, 2014, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future commitment under these agreements was $9.0 million as of December 31, 2014.

Capital spending commitment. As of December 31, 2014, the Company had a remaining capital spending commitment of $4.8 million in connection with drilling and completion activities that the Company agreed to fund for certain wells that were part of the Company’s East Nesson Acquisitions during the third quarter of 2013. The Company will be obligated to pay the remaining committed amount to the seller if the total capital spending commitment for drilling and completion activities is not fulfilled by July 1, 2015.
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
18. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative instruments. In February 2015, the Company entered into a new swap agreement for total notional amounts of 122,000 barrels and 62,000 barrels, which settle in 2015 and 2016, respectively, based on the WTI crude oil index price. This derivative instrument does not qualify for and was not designated as a hedging instrument for accounting purposes.

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
Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$776	$45,035	$—	$45,811
Accounts receivable – oil and gas revenues	—	130,934	—	130,934
Accounts receivable – joint interest partners	—	175,537	—	175,537
Accounts receivable – affiliates	781	91,459	(92,240)	—
Inventory	—	21,354	—	21,354
Prepaid expenses	297	13,976	—	14,273
Derivative instruments	—	302,159	—	302,159
Advances to joint interest partners	—	13	—	13
Other current assets	—	6,526	—	6,526
Total current assets	1,854	786,993	(92,240)	696,607
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	5,966,140	—	5,966,140
Other property and equipment	—	313,439	—	313,439
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,092,793)	—	(1,092,793)
Total property, plant and equipment, net	—	5,186,786	—	5,186,786
Investments in and advances to subsidiaries	4,032,494	—	(4,032,494)	—
Derivative instruments	—	13,348	—	13,348
Deferred income taxes	149,317	—	(149,317)	—
Deferred costs and other assets	29,435	12,236	—	41,671
Total assets	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$20,958	$—	$20,958
Accounts payable – affiliates	91,459	781	(92,240)	—
Revenues and production taxes payable	—	209,890	—	209,890
Accrued liabilities	—	410,379	—	410,379
Accrued interest payable	49,340	446	—	49,786

Deferred income taxes	—	97,499	—	97,499
Advances from joint interest partners	—	6,616	—	6,616
Total current liabilities	140,799	746,569	(92,240)	795,128
Long-term debt	2,200,000	500,000	—	2,700,000
Deferred income taxes	—	676,087	(149,317)	526,770
Asset retirement obligations	—	42,097	—	42,097
Other liabilities	—	2,116	—	2,116
Total liabilities	2,340,799	1,966,869	(241,557)	4,066,111
Stockholders’ equity
Capital contributions from affiliates	—	2,899,203	(2,899,203)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,627,296 shares issued	1,001	—	—	1,001
Treasury stock, at cost: 285,677 shares	(10,671)	—	—	(10,671)
Additional paid-in-capital	1,007,202	8,743	(8,743)	1,007,202
Retained earnings	874,769	1,124,548	(1,124,548)	874,769
Total stockholders’ equity	1,872,301	4,032,494	(4,032,494)	1,872,301
Total liabilities and stockholders’ equity	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412

Condensed Consolidating Balance Sheet

	December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$34,277	$57,624	$—	$91,901
Accounts receivable – oil and gas revenues	—	175,653	—	175,653
Accounts receivable – joint interest partners	—	139,459	—	139,459
Accounts receivable – affiliates	770	9,100	(9,870)	—
Inventory	—	20,652	—	20,652
Prepaid expenses	318	9,873	—	10,191
Deferred income taxes	—	6,335	—	6,335
Derivative instruments	—	2,264	—	2,264
Advances to joint interest partners	—	760	—	760
Other current assets	—	391	—	391
Total current assets	35,365	422,111	(9,870)	447,606
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	4,528,958	—	4,528,958
Other property and equipment	—	188,468	—	188,468
Less: accumulated depreciation, depletion, amortization and impairment	—	(637,676)	—	(637,676)
Total property, plant and equipment, net	—	4,079,750	—	4,079,750
Assets held for sale	—	137,066	—	137,066
Investments in and advances to subsidiaries	3,450,668	—	(3,450,668)	—
Derivative instruments	—	1,333	—	1,333
Deferred income taxes	85,288	—	(85,288)	—

Deferred costs and other assets	33,983	12,186	—	46,169
Total assets	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$8,920	$—	$8,920
Accounts payable - affiliates	9,100	770	(9,870)	—
Revenues and production taxes payable	—	146,741	—	146,741
Accrued liabilities	33	241,797	—	241,830
Accrued interest payable	47,622	288	—	47,910
Derivative instruments	—	8,188	—	8,188
Advances from joint interest partners	—	12,829	—	12,829
Total current liabilities	56,755	419,533	(9,870)	466,418
Long-term debt	2,200,000	335,570	—	2,535,570
Deferred income taxes	—	408,435	(85,288)	323,147
Asset retirement obligations	—	35,918	—	35,918
Derivative instruments	—	139	—	139
Other liabilities	—	2,183	—	2,183
Total liabilities	2,256,755	1,201,778	(95,158)	3,363,375
Stockholders’ equity
Capital contributions from affiliates	—	2,930,978	(2,930,978)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 100,866,589 shares issued	996	—	—	996
Treasury stock, at cost: 167,155 shares	(5,362)	—	—	(5,362)
Additional paid-in-capital	985,023	8,743	(8,743)	985,023
Retained earnings	367,892	510,947	(510,947)	367,892
Total stockholders’ equity	1,348,549	3,450,668	(3,450,668)	1,348,549
Total liabilities and stockholders’ equity	$3,605,304	$4,652,446	$(3,545,826)	$4,711,924

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$1,304,004	$—	$1,304,004
Well services and midstream revenues	—	86,224	—	86,224
Total revenues	—	1,390,228	—	1,390,228
Expenses
Lease operating expenses	—	169,600	—	169,600
Well services and midstream operating expenses	—	50,252	—	50,252
Marketing, transportation and gathering expenses	—	29,133	—	29,133
Production taxes	—	127,648	—	127,648
Depreciation, depletion and amortization	—	412,334	—	412,334
Exploration expenses	—	3,064	—	3,064
Impairment of oil and gas properties	—	47,238	—	47,238
General and administrative expenses	23,528	68,778	—	92,306
Total expenses	23,528	908,047	—	931,575
Gain on sale of properties	—	186,999	—	186,999
Operating income (loss)	(23,528)	669,180	—	645,652
Other income (expense)
Equity in earnings of subsidiaries	613,601	—	(613,601)	—
Net gain on derivative instruments	—	327,011	—	327,011
Interest expense, net of capitalized interest	(147,230)	(11,160)	—	(158,390)
Other income (expense)	5	190	—	195
Total other income (expense)	466,376	316,041	(613,601)	168,816
Income before income taxes	442,848	985,221	(613,601)	814,468
Income tax benefit (expense)	64,029	(371,620)	—	(307,591)
Net income	$506,877	$613,601	$(613,601)	$506,877

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$1,084,412	$—	$1,084,412
Well services and midstream revenues	—	57,587	—	57,587
Total revenues	—	1,141,999	—	1,141,999
Expenses
Lease operating expenses	—	94,634	—	94,634
Well services and midstream operating expenses	—	30,713	—	30,713
Marketing, transportation and gathering expenses	—	25,924	—	25,924
Production taxes	—	100,537	—	100,537
Depreciation, depletion and amortization	—	307,055	—	307,055
Exploration expenses	—	2,260	—	2,260
Impairment of oil and gas properties	—	1,168	—	1,168
General and administrative expenses	14,044	61,266	—	75,310
Total expenses	14,044	623,557	—	637,601
Operating income (loss)	(14,044)	518,442	—	504,398
Other income (expense)
Equity in earnings of subsidiaries	299,459	—	(299,459)	—
Net loss on derivative instruments	—	(35,432)	—	(35,432)
Interest expense, net of capitalized interest	(99,663)	(7,502)	—	(107,165)
Other income (expense)	(335)	1,551	—	1,216
Total other income (expense)	199,461	(41,383)	(299,459)	(141,381)
Income before income taxes	185,417	477,059	(299,459)	363,017
Income tax benefit (expense)	42,542	(177,600)	—	(135,058)
Net income	$227,959	$299,459	$(299,459)	$227,959

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$670,491	$—	$670,491
Well services revenues	—	16,177	—	16,177
Total revenues	—	686,668	—	686,668
Expenses
Lease operating expenses	—	54,924	—	54,924
Well services operating expense	—	11,774	—	11,774
Marketing, transportation and gathering expenses	—	9,257	—	9,257
Production taxes	—	62,965	—	62,965
Depreciation, depletion and amortization	—	206,734	—	206,734
Exploration expenses	—	3,250	—	3,250
Impairment of oil and gas properties	—	3,581	—	3,581
General and administrative expenses	12,591	44,599	—	57,190
Total expenses	12,591	397,084	—	409,675
Operating income (loss)	(12,591)	289,584	—	276,993
Other income (expense)
Equity in earnings of subsidiaries	202,924	—	(202,924)	—
Net gain on derivative instruments	—	34,164	—	34,164
Interest expense, net of capitalized interest	(67,651)	(2,492)	—	(70,143)
Other income (expense)	1,118	3,742	—	4,860
Total other income (expense)	136,391	35,414	(202,924)	(31,119)
Income before income taxes	123,800	324,998	(202,924)	245,874
Income tax benefit (expense)	29,588	(122,074)	—	(92,486)
Net income	$153,388	$202,924	$(202,924)	$153,388

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$506,877	$613,601	$(613,601)	$506,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(613,601)	—	613,601	—
Depreciation, depletion and amortization	—	412,334	—	412,334
Gain on sale of properties	—	(186,999)	—	(186,999)
Impairment of oil and gas properties	—	47,238	—	47,238
Deferred income taxes	(64,029)	371,486	—	307,457
Derivative instruments	—	(327,011)	—	(327,011)
Stock-based compensation expenses	20,701	601	—	21,302
Deferred financing costs amortization and other	4,549	6,479	—	11,028
Working capital and other changes:
Change in accounts receivable	(11)	(65,657)	82,370	16,702
Change in inventory	—	(3,776)	—	(3,776)
Change in prepaid expenses	21	(3,220)	—	(3,199)
Change in other current assets	—	(6,135)	—	(6,135)
Change in other assets	—	114	—	114
Change in accounts payable and accrued liabilities	84,044	75,049	(82,370)	76,723
Change in other liabilities	—	(139)	—	(139)
Net cash provided by (used in) operating activities	(61,449)	933,965	—	872,516
Cash flows from investing activities:
Capital expenditures	—	(1,354,281)	—	(1,354,281)
Acquisition of oil and gas properties	—	(46,247)	—	(46,247)
Proceeds from sale of properties	—	324,852	—	324,852
Costs related to sale of properties	—	(2,337)	—	(2,337)
Derivative settlements	—	6,774	—	6,774
Advances from joint interest partners	—	(6,213)	—	(6,213)
Net cash used in investing activities	—	(1,077,452)	—	(1,077,452)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	620,000	—	620,000
Principal payments on revolving credit facility	—	(455,570)	—	(455,570)
Debt issuance costs	—	(99)	—	(99)
Purchases of treasury stock	(5,309)	—	—	(5,309)
Investment in / capital contributions from subsidiaries	33,433	(33,433)	—	—
Other	(176)	—	—	(176)
Net cash provided by financing activities	27,948	130,898	—	158,846
Decrease in cash and cash equivalents	(33,501)	(12,589)	—	(46,090)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$776	$45,035	$—	$45,811

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$227,959	$299,459	$(299,459)	$227,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(299,459)	—	299,459	—
Depreciation, depletion and amortization	—	307,055	—	307,055
Impairment of oil and gas properties	—	1,168	—	1,168
Deferred income taxes	(42,542)	177,125	—	134,583
Derivative instruments	—	35,432	—	35,432
Stock-based compensation expenses	11,602	380	—	11,982
Deferred financing costs amortization and other	4,018	230	—	4,248
Working capital and other changes:
Change in accounts receivable	(460)	(110,266)	3,253	(107,473)
Change in inventory	—	(13,941)	—	(13,941)
Change in prepaid expenses	(5)	(8,186)	—	(8,191)
Change in other current assets	235	(291)	—	(56)
Change in other assets	—	(3,248)	—	(3,248)
Change in accounts payable and accrued liabilities	20,710	89,994	(3,253)	107,451
Change in other current liabilities	—	887	—	887
Net cash provided by (used in) operating activities	(77,942)	775,798	—	697,856
Cash flows from investing activities:
Capital expenditures	—	(893,524)	—	(893,524)
Acquisition of oil and gas properties	—	(1,560,072)	—	(1,560,072)
Derivative settlements	—	(8,133)	—	(8,133)
Redemptions of short-term investments	25,000	—	—	25,000
Advances from joint interest partners	—	(8,347)	—	(8,347)
Net cash provided by (used in) investing activities	25,000	(2,470,076)	—	(2,445,076)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,000,000	—	—	1,000,000
Proceeds from revolving credit facility	—	600,000	—	600,000
Principal payments on revolving credit facility	—	(264,430)	—	(264,430)
Debt issuance costs	(16,362)	(6,548)	—	(22,910)
Proceeds from sale of common stock	314,580	—	—	314,580
Purchases of treasury stock	(1,566)	—	—	(1,566)
Investment in / capital contributions from subsidiaries	(1,343,230)	1,343,230	—	—
Net cash provided by (used in) financing activities	(46,578)	1,672,252	—	1,625,674
Decrease in cash and cash equivalents	(99,520)	(22,026)	—	(121,546)
Cash and cash equivalents at beginning of period	133,797	79,650	—	213,447
Cash and cash equivalents at end of period	$34,277	$57,624	$—	$91,901

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$153,388	$202,924	$(202,924)	$153,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(202,924)	—	202,924	—
Depreciation, depletion and amortization	—	206,734	—	206,734
Impairment of oil and gas properties	—	3,581	—	3,581
Deferred income taxes	(29,588)	122,067	—	92,479
Derivative instruments	—	(34,164)	—	(34,164)
Stock-based compensation expenses	10,219	114	—	10,333
Deferred financing costs amortization and other	2,277	533	—	2,810
Working capital and other changes:
Change in accounts receivable	(222)	(94,106)	4,225	(90,103)
Change in inventory	—	(29,313)	—	(29,313)
Change in prepaid expenses	(4)	350	—	346
Change in other current assets	(217)	373	—	156
Change in other assets	25	(120)	—	(95)
Change in accounts payable and accrued liabilities	18,612	62,319	(4,225)	76,706
Change in other current liabilities	—	(472)	—	(472)
Net cash provided by (used in) operating activities	(48,434)	440,820	—	392,386
Cash flows from investing activities:
Capital expenditures	—	(1,051,365)	—	(1,051,365)
Derivative settlements	—	6,545	—	6,545
Purchases of short-term investments	(126,213)	—	—	(126,213)
Redemptions of short-term investments	120,316	—	—	120,316
Advances from joint interest partners	—	12,112	—	12,112
Net cash used in investing activities	(5,897)	(1,032,708)	—	(1,038,605)
Cash flows from financing activities:
Proceeds from issuance of senior notes	400,000	—	—	400,000
Debt issuance costs	(7,307)	(705)	—	(8,012)
Purchases of treasury stock	(3,194)	—	—	(3,194)
Investment in / capital contributions from subsidiaries	(644,853)	644,853	—	—
Net cash provided by (used in) financing activities	(255,354)	644,148	—	388,794
Increase (decrease) in cash and cash equivalents	(309,685)	52,260	—	(257,425)
Cash and cash equivalents at beginning of period	443,482	27,390	—	470,872
Cash and cash equivalents at end of period	$133,797	$79,650	$—	$213,447

20. Supplemental Oil and Gas Disclosures
The supplemental data presented below reflects information for all of the Company’s oil and natural gas producing activities.
Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and natural gas producing activities at December 31, 2014 and 2013:

	December 31,
	2014	2013(1)
	(In thousands)
Proved oil and gas properties(2)	$5,156,875	$3,713,525
Less: Accumulated depreciation, depletion, amortization and impairment	(1,043,121)	(612,380)
Proved oil and gas properties, net	4,113,754	3,101,145
Unproved oil and gas properties	809,265	815,433
Total oil and gas properties, net	$4,923,019	$3,916,578
__________________

(1)	At December 31, 2013, oil and gas properties exclude capitalized costs related to certain assets in and around the Company’s Sanish project area, which were held for sale.

(2)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $36.9 million and $32.6 million at December 31, 2014 and 2013, respectively.
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Acquisition costs:
Proved oil and gas properties	$37,048	$752,454	$3,159
Unproved oil and gas properties	30,891	837,419	34,098
Exploration costs	3,064	2,260	3,250
Development costs	1,437,923	890,267	1,074,441
Asset retirement costs	6,278	11,856	9,359
Total costs incurred	$1,515,204	$2,494,256	$1,124,307
Results of Operations for Oil and Natural Gas Producing Activities
Results of operations for oil and natural gas producing activities, which excludes straight-line depreciation, general and administrative expenses and interest expense, are presented below.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues	$1,304,004	$1,084,412	$670,491
Production costs	326,381	221,095	127,146
Depreciation, depletion and amortization	400,118	298,999	202,398
Exploration costs	3,064	2,260	3,250
Impairment of oil and gas properties	47,238	1,168	3,581
Income tax expense	197,701	196,312	116,941
Results of operations for oil and natural gas producing activities	$329,502	$364,578	$217,175

21. Supplemental Oil and Gas Reserve Information — Unaudited
The reserve estimates at December 31, 2014, 2013 and 2012 presented in the table below are based on reports prepared by DeGolyer and MacNaughton, the Company’s independent reserve engineers, in accordance with the FASB’s authoritative guidance on oil and gas reserve estimation and disclosures. At December 31, 2014, 2013 and 2012, all of the Company’s oil and natural gas producing activities were conducted within the continental United States.
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
Estimated Quantities of Proved Oil and Natural Gas Reserves — Unaudited
The following table sets forth the Company’s estimated net proved, proved developed and proved undeveloped reserves at December 31, 2014, 2013 and 2012:

	Oil (MBbl)	Gas (MMcf)	MBoe
2012
Proved reserves
Beginning balance	69,064	57,900	78,715
Revisions of previous estimates	(567)	(8,495)	(1,983)
Extensions, discoveries and other additions	66,245	45,759	73,871
Sales of reserves in place	—	—	—
Purchases of reserves in place	881	512	966
Production	(7,533)	(4,146)	(8,224)
Net proved reserves at December 31, 2012	128,090	91,530	143,345
Proved developed reserves, December 31, 2012	62,602	44,695	70,051
Proved undeveloped reserves, December 31, 2012	65,488	46,835	73,294
2013
Proved reserves
Beginning balance	128,090	91,530	143,345
Revisions of previous estimates	3,390	10,412	5,125
Extensions, discoveries and other additions	40,784	31,856	46,094
Sales of reserves in place	—	—	—
Purchases of reserves in place	37,459	49,631	45,731
Production	(11,133)	(7,450)	(12,375)
Net proved reserves at December 31, 2013	198,590	175,979	227,920
Proved developed reserves, December 31, 2013	106,774	92,170	122,136
Proved undeveloped reserves, December 31, 2013	91,816	83,809	105,784
2014
Proved reserves
Beginning balance	198,590	175,979	227,920
Revisions of previous estimates	(23,069)	(12,290)	(25,117)
Extensions, discoveries and other additions	80,855	70,449	92,596
Sales of reserves in place	(7,640)	(4,850)	(8,448)
Purchases of reserves in place	1,546	1,523	1,799
Production	(14,883)	(10,691)	(16,664)
Net proved reserves at December 31, 2014	235,399	220,120	272,086
Proved developed reserves, December 31, 2014	127,340	114,016	146,343
Proved undeveloped reserves, December 31, 2014	108,059	106,104	125,743

Purchases of Reserves in Place
In 2014, the Company purchased 1,799 MBoe of estimated net proved reserves from acquisitions of additional working interests in its existing properties. In 2013, the Company purchased 45,731 MBoe of estimated net proved reserves from properties acquired in the 2013 Acquisitions. In 2012, the Company purchased 966 MBoe of estimated net proved reserves from properties acquired in Burke and Mountrail counties.
Extensions, Discoveries and Other Additions
In 2014, the Company had a total of 92,596 MBoe of additions due to extensions and discoveries. An estimated 34,404 MBoe of these extensions and discoveries were associated with new producing wells at December 31, 2014, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 58,192 MBoe of proved undeveloped reserves were added across both of the Company’s Williston Basin project areas associated with the Company’s 2014 operated and non-operated drilling program and anticipated five-year drilling plan, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.

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
Sales of Reserves in Place

In March 2014, the Company divested 8,448 MBoe of reserves associated with its non-operated properties sold in the Sanish Divestiture. In 2013 and 2012, the Company did not have any sales of reserves.
Revisions of Previous Estimates

In 2014, the Company had a net negative revision of 25,117 MBoe, or 11.0% of the beginning of the year estimated net proved reserves balance. This net negative revision was primarily due to the removal of proved undeveloped reserves not aligned with our anticipated five-year drilling plan, which was adjusted to allocate a greater focus on higher rates-of-return areas of the Bakken and Three Forks formations. This resulted in 80 (56.2 net) proved undeveloped locations with 21,411 MBoe of reserves being removed from the December 31, 2014 estimated net proved reserves balance.

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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves — Unaudited
The Standardized Measure represents the present value of estimated future net cash flows from estimated net proved oil and natural gas reserves, less future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows. Production costs do not include DD&A of capitalized acquisition, exploration and development costs.
The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $95.28/Bbl for oil and $4.35/MMBtu for natural gas for the year ended December 31, 2014, $96.96/Bbl for oil and $3.66/MMBtu for natural gas for the year ended December 31, 2013 and $94.68/Bbl for oil and $2.75/MMBtu for natural gas for the year ended December 31, 2012. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.
The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2014, 2013 and 2012.

	At December 31,
	2014	2013	2012
	(In thousands)
Future cash inflows	$21,656,832	$19,063,500	$11,321,992
Future production costs	(7,094,426)	(5,473,767)	(2,809,960)
Future development costs	(2,563,062)	(1,904,095)	(1,434,648)
Future income tax expense	(3,188,389)	(3,628,977)	(2,123,973)
Future net cash flows	8,810,955	8,056,661	4,953,411
10% annual discount for estimated timing of cash flows	(4,829,294)	(4,329,102)	(2,693,514)
Standardized measure of discounted future net cash flows	$3,981,661	$3,727,559	$2,259,897
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented.

	2014	2013	2012
	(In thousands)
January 1	$3,727,559	$2,259,897	$1,319,471
Net changes in prices and production costs	(588,212)	254,979	(7,814)
Net changes in future development costs	(61,760)	57,566	28,124
Sales of oil and natural gas, net	(979,938)	(857,540)	(542,515)
Extensions	1,751,007	1,111,202	1,358,479
Discoveries	—	—	—
Purchases of reserves in place	38,035	858,382	15,890
Sales of reserves in place	(251,002)	—	—
Revisions of previous quantity estimates	(604,651)	99,954	(47,957)
Previously estimated development costs incurred	249,926	373,912	480,925
Accretion of discount	548,690	346,068	190,370
Net change in income taxes	259,592	(774,910)	(400,196)
Changes in timing and other	(107,585)	(1,951)	(134,880)
December 31	$3,981,661	$3,727,559	$2,259,897

22. Quarterly Financial Data — Unaudited
The Company’s results of operations by quarter for the years ended December 31, 2014 and 2013 are as follows:

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$349,519	$372,378	$368,659	$299,672
Operating income	329,080	166,545	134,103	15,924
Net income	169,953	38,833	121,587	176,504

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$248,304	$254,582	$305,498	$333,615
Operating income	117,953	113,450	150,862	122,133
Net income	51,851	67,119	54,499	54,490
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at December 31, 2014 at the reasonable assurance level.
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
As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO, CFO and CAO, used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting at December 31, 2014. Their “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2014, is included in Item 8.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

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

10.4**
Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

10.5**
Form of Indemnification Agreement between Oasis Petroleum Inc. and each of the directors and executive officers thereof (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K on February 27, 2014, and incorporated herein by reference).

10.6**
Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

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

10.19**
Second Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.20**
Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.21**
Third Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.22**
Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.23**
Amended and Restated Executive Change in Control and Severance Benefit Plan dated as of March 1, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 2, 2012, and incorporated herein by reference).

10.24
Purchase and Sale Agreement, dated September 4, 2013, by and among Oasis Petroleum North America LLC and two undisclosed private sellers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 5, 2013, and incorporated herein by reference).

10.25
Purchase Agreement dated as of September 10, 2013 among the Company, the Guarantors and Wells Fargo Securities, LLC, as representative of the several initial purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 11, 2013, and incorporated herein by reference).

10.26
Second Amendment to Second Amended and Restated Credit Agreement dated as of September 30, 2014 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 2, 2014, and incorporated herein by reference).

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
__________________

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 26, 2015.

OASIS PETROLEUM INC.

By:	/s/ Thomas B. Nusz
Thomas B. Nusz Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Thomas B. Nusz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Thomas B. Nusz

/s/ Taylor L. Reid	Director, President and Chief Operating Officer	February 26, 2015
Taylor L. Reid

/s/ Michael H. Lou	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Michael H. Lou

/s/ Roy W. Mace	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
Roy W. Mace

/s/ William J. Cassidy	Director	February 26, 2015
William J. Cassidy

/s/ Ted Collins, Jr.	Director	February 26, 2015
Ted Collins, Jr.

/s/ Michael McShane	Director	February 26, 2015
Michael McShane

/s/ Bobby S. Shackouls	Director	February 26, 2015
Bobby S. Shackouls

/s/ Douglas E. Swanson, Jr.	Director	February 26, 2015
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