Form 10-Q
period 2015-03-31
Oasis Petroleum Inc.
filed 2015-05-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at May 1, 2015: 139,199,814 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$10,188	$45,811
Accounts receivable — oil and gas revenues	112,785	130,934
Accounts receivable — joint interest partners	130,384	175,537
Inventory	21,956	21,354
Prepaid expenses	16,954	14,273
Derivative instruments	253,320	302,159
Other current assets	1,000	6,539
Total current assets	546,587	696,607
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,187,638	5,966,140
Other property and equipment	356,940	313,439
Less: accumulated depreciation, depletion, amortization and impairment	(1,215,216)	(1,092,793)
Total property, plant and equipment, net	5,329,362	5,186,786
Derivative instruments	—	13,348
Deferred costs and other assets	40,988	41,671
Total assets	$5,916,937	$5,938,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,339	$20,958
Revenues and production taxes payable	210,478	209,890
Accrued liabilities	314,211	410,379
Accrued interest payable	24,677	49,786
Deferred income taxes	77,746	97,499
Advances from joint interest partners	5,788	6,616
Total current liabilities	642,239	795,128
Long-term debt	2,365,000	2,700,000
Deferred income taxes	539,146	526,770
Asset retirement obligations	42,980	42,097
Other liabilities	3,327	2,116
Total liabilities	3,592,692	4,066,111
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 139,619,087 and 101,627,296 shares issued at March 31, 2015 and December 31, 2014, respectively	1,372	1,001
Treasury stock, at cost: 397,732 and 285,677 shares at March 31, 2015 and December 31, 2014, respectively	(12,191)	(10,671)
Additional paid-in capital	1,478,336	1,007,202
Retained earnings	856,728	874,769
Total stockholders’ equity	2,324,245	1,872,301
Total liabilities and stockholders’ equity	$5,916,937	$5,938,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$173,859	$331,847
Well services and midstream revenues	6,528	17,672
Total revenues	180,387	349,519
Expenses
Lease operating expenses	39,125	39,989
Well services and midstream operating expenses	1,952	10,920
Marketing, transportation and gathering expenses	7,278	5,186
Production taxes	16,621	31,803
Depreciation, depletion and amortization	118,478	91,272
Exploration expenses	843	380
Rig termination	1,080	—
Impairment of oil and gas properties	5,321	762
General and administrative expenses	23,324	23,520
Total expenses	214,022	203,832
Gain on sale of properties	—	183,393
Operating income (loss)	(33,635)	329,080
Other income (expense)
Net gain (loss) on derivative instruments	47,072	(17,603)
Interest expense, net of capitalized interest	(38,784)	(40,158)
Other income (expense)	(70)	153
Total other income (expense)	8,218	(57,608)
Income (loss) before income taxes	(25,417)	271,472
Income tax benefit (expense)	7,376	(101,519)
Net income (loss)	$(18,041)	$169,953
Earnings (loss) per share:
Basic (Note 12)	$(0.17)	$1.71
Diluted (Note 12)	(0.17)	1.70
Weighted average shares outstanding:
Basic (Note 12)	109,303	99,560
Diluted (Note 12)	109,303	100,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2014	101,342	$1,001	286	$(10,671)	$1,007,202	$874,769	$1,872,301
Issuance of common stock	36,800	368	—	—	462,850	—	463,218
Stock-based compensation	1,191	—	—	—	8,287	—	8,287
Vesting of restricted shares	—	3	—	—	(3)	—	—
Treasury stock – tax withholdings	(112)	—	112	(1,520)	—	—	(1,520)
Net loss	—	—	—	—	—	(18,041)	(18,041)
Balance as of March 31, 2015	139,221	$1,372	398	$(12,191)	$1,478,336	$856,728	$2,324,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(18,041)	$169,953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	118,478	91,272
Gain on sale of properties	—	(183,393)
Impairment of oil and gas properties	5,321	762
Deferred income taxes	(7,376)	98,753
Derivative instruments	(47,072)	17,603
Stock-based compensation expenses	7,606	4,505
Deferred financing costs amortization and other	1,655	1,487
Working capital and other changes:
Change in accounts receivable	63,313	(9,275)
Change in inventory	(602)	790
Change in prepaid expenses	1,892	(14,259)
Change in other current assets	5,539	(29)
Change in other assets	—	(1,593)
Change in accounts payable and accrued liabilities	(42,341)	29,007
Change in other current liabilities	—	2,766
Change in other liabilities	(11)	(82)
Net cash provided by operating activities	88,361	208,267
Cash flows from investing activities:
Capital expenditures	(359,113)	(280,895)
Proceeds from sale of properties	—	321,943
Costs related to sale of properties	—	(2,010)
Derivative settlements	109,259	(2,239)
Advances from joint interest partners	(828)	(1,898)
Net cash provided by (used in) investing activities	(250,682)	34,901
Cash flows from financing activities:
Proceeds from sale of common stock	463,218	—
Proceeds from revolving credit facility	145,000	—
Principal payments on revolving credit facility	(480,000)	(275,570)
Purchases of treasury stock	(1,520)	(3,025)
Other	—	(176)
Net cash provided by (used in) financing activities	126,698	(278,771)
Decrease in cash and cash equivalents	(35,623)	(35,603)
Cash and cash equivalents:
Beginning of period	45,811	91,901
End of period	$10,188	$56,298
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(90,189)	$39,516
Change in asset retirement obligations	1,413	(128)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Organization
Oasis Petroleum Inc. (together with its subsidiaries, “Oasis” or the “Company”) was formed on February 25, 2010, pursuant to the laws of the State of Delaware, to become a holding company for Oasis Petroleum LLC (“OP LLC”), the Company’s predecessor, which was formed as a Delaware limited liability company on February 26, 2007. In connection with its initial public offering in June 2010 and related corporate reorganization, the Company acquired all of the outstanding membership interests in OP LLC in exchange for shares of the Company’s common stock. Oasis Petroleum North America LLC (“OPNA”), a Delaware limited liability company formed in 2007, conducts the Company’s domestic oil and natural gas exploration and production activities. In 2011, the Company formed Oasis Well Services LLC (“OWS”), a Delaware limited liability company, to provide well services to OPNA, and Oasis Petroleum Marketing LLC (“OPM”), a Delaware limited liability company, to provide marketing services to OPNA. In 2013, the Company formed Oasis Midstream Services LLC (“OMS”), a Delaware limited liability company, to provide midstream services to OPNA.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2014 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”).
As an oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. Crude oil prices declined significantly in the latter part of 2014 and have remained low in 2015. As a result of lower oil prices, the Company has significantly decreased its planned 2015 capital expenditures as compared to 2014 and is currently concentrating its drilling activities in certain areas that are the most economic in the Williston Basin. An extended period of low prices for oil could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2014 Annual Report other than those noted below.

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
Debt issuance costs. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount, but it does not affect the recognition or measurement of debt issuance costs. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.
3. Inventory
Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Crude oil inventory includes oil in tank and linefill. Inventory is stated at the lower of cost or market value with cost determined on an average cost method. Inventory consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Equipment and materials	$14,219	$14,225
Crude oil inventory	7,737	7,129
Total inventory	$21,956	$21,354
4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2015	December 31, 2014
	(In thousands)
Proved oil and gas properties(1)	$5,467,976	$5,156,875
Less: Accumulated depreciation, depletion, amortization and impairment	(1,157,925)	(1,043,121)
Proved oil and gas properties, net	4,310,051	4,113,754
Unproved oil and gas properties	719,662	809,265
Total oil and gas properties, net	5,029,713	4,923,019
Other property and equipment	356,940	313,439
Less: Accumulated depreciation	(57,291)	(49,672)
Other property and equipment, net	299,649	263,767
Total property, plant and equipment, net	$5,329,362	$5,186,786
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $37.5 million and $36.9 million at March 31, 2015 and December 31, 2014, respectively.
Impairment. As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $5.3 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. No impairment charges on proved oil and gas properties were recorded for the three months ended March 31, 2015 or 2014.
Divestiture. On March 5, 2014, the Company completed the sale of certain non-operated properties in and around its Sanish position for cash proceeds of approximately $324.9 million, which includes customary post close adjustments. The Company recognized a $187.0 million gain on sale of properties in its Consolidated Statement of Operations for the year ended December 31, 2014.
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

	At fair value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 6)	—	253,320	—	253,320
Total assets	$742	$253,320	$—	$254,062

	At fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 6)	—	315,507	—	315,507
Total assets	$742	$315,507	$—	$316,249
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars, swaps and deferred premium puts. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.4 million and $0.6 million at March 31, 2015 and December 31, 2014, respectively.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At March 31, 2015, the Company’s cash equivalents were all Level 1 assets.
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at March 31, 2015 was $2,365.0 million, which includes $2,200.0 million of senior unsecured notes and $165.0 million of borrowings under the revolving credit facility (see Note 7 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $2,141.0 million at March 31, 2015.
Non-Financial Assets and Liabilities

Asset retirement obligations. The carrying amount of ARO in the Company’s Condensed Consolidated Balance Sheet at March 31, 2015 was $43.7 million (see Note 8 – Asset Retirement Obligations). The Company determines its ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its proved oil and natural gas properties then compares such undiscounted future cash flows to the carrying amount of the proved oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three months ended March 31, 2015 or 2014.
6. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2015, the Company utilized two-way costless collar options, swaps and deferred premium puts to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the NYMEX West Texas Intermediate (“WTI”) crude oil index price is below the floor price of the put, the Company receives the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, the Company pays only the premium.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheet as either assets or liabilities measured at fair value (see Note 5 – Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statement of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statement of Cash Flows.
As of March 31, 2015, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI crude oil index price:

						Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset (Liability)
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2015	Two-way collars	1,402,000		$86.52	$102.86		$57,100
2015	Swaps	3,381,000	$89.36				152,359
2015	Deferred premium puts	546,000		$90.00		$2.55	28,188
2016	Two-way collars	155,000		$86.00	$103.42		4,717
2016	Swaps	372,000	$85.27				10,956
							$253,320

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet for the periods presented:

		Fair Value Asset (Liability)
Commodity	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In thousands)
Crude oil	Derivative instruments — current assets	$253,320	$302,159
Crude oil	Derivative instruments — non-current assets	—	13,348
Total derivative instruments		$253,320	$315,507
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments for the periods presented:

	Three Months Ended March 31,
Statement of Operations Location	2015	2014
	(In thousands)
Net gain (loss) on derivative instruments	$47,072	$(17,603)
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
The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of March 31, 2015	$268,107	$(14,787)	$253,320
As of December 31, 2014	331,121	(15,614)	315,507

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of March 31, 2015	$14,787	$(14,787)	$—
As of December 31, 2014	15,614	(15,614)	—

7. Long-Term Debt
Senior unsecured notes. During 2013, the Company issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”), which resulted in aggregate net proceeds to the Company of $983.6 million. The Company used the proceeds from the 2022 Notes to fund the acquisition of oil and gas properties. During 2011 and 2012, the Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”) and $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”), which resulted in aggregate net proceeds to the Company of $1,175.8 million. The Company used the proceeds from these notes to fund its exploration, development and acquisition program and for general corporate purposes. Interest on the 2019 Notes, the 2021 Notes, the 2022 Notes and the 2023 Notes (collectively, the “Notes”) is payable semi-annually in arrears.
The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively, the “Indentures”), among the Company, along with its material subsidiaries (the “Guarantors”), and U.S. Bank National Association, as trustee. The Notes are guaranteed on a senior unsecured basis by the Company’s Guarantors. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

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
Prior to certain dates, the Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at March 31, 2015 and December 31, 2014.
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

Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. As of March 31, 2015, the borrowing base was $2,000.0 million; however, the Company elected to limit the aggregate commitment of the lenders under the Second Amended Credit Facility (the “Lenders”) to $1,500.0 million. The overall senior secured line of credit under the Second Amended Credit Facility is $2,500.0 million as of March 31, 2015. On April 13, 2015, the Company entered into an amendment to the Second Amended Credit Facility in order to extend the maturity date of the Second Amended Credit Facility, increase the aggregate elected commitment amounts of the Lenders and provide for the scheduled redetermination of the borrowing base (see Note 16 – Subsequent Events).
Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of March 31, 2015, any outstanding LIBOR and ABR loans bore their respective interest rates plus the applicable margin indicated in the following table:

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
On a quarterly basis, the Company pays a 0.375% (as of March 31, 2015) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of March 31, 2015, the Second Amended Credit Facility contained covenants that included, among others:

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

As of March 31, 2015, the Company had $165.0 million of LIBOR loans and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,329.8 million. As of March 31, 2015 and December 31, 2014, the weighted average interest rate on borrowings outstanding under the Second Amended Credit Facility was 1.7% and 1.9%, respectively. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of March 31, 2015.
Deferred financing costs. As of March 31, 2015, the Company had $33.9 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at March 31, 2015 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs was $1.6 million for each of the three months ended March 31, 2015 and 2014. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations.
8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2015:

(In thousands)
Balance at December 31, 2014	$42,549
Liabilities incurred during period	372
Liabilities settled during period	(41)
Accretion expense during period(1)	537
Revisions to estimates	241
Balance at March 31, 2015	$43,658
___________________

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At March 31, 2015, the current portion of the total ARO balance was approximately $0.7 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
9. Income Taxes
For the three months ended March 31, 2015, the Company recorded an income tax benefit of $7.4 million resulting in a 29.0% effective tax rate as a percentage of its pre-tax loss for the quarter. The Company’s income tax expense for the three months ended March 31, 2014 was recorded at 37.4% of pre-tax net income. While the 2014 effective tax rate was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business, the rate for the three months ended March 31, 2015 was lower due to permanent differences between the compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes.
The Company’s calculated tax benefit was $10.6 million, or 41.6% as a percentage of its pre-tax loss for the three months ended March 31, 2015, before applying discrete income taxes related to the impact of stock compensation vesting during the first quarter of 2015 at stock prices lower than the grant date values. As of March 31, 2015, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at March 31, 2015 recorded in deferred income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2015, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
10. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the closing sales price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the three months ended March 31, 2015, the Company assumed annual forfeiture rates by employee group ranging from 0% to 16.9% based on the Company’s forfeiture history for this type of award.

During the three months ended March 31, 2015, employees and non-employee directors of the Company were granted restricted stock awards equal to 1,219,820 shares of common stock with a $13.09 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three months ended March 31, 2015 and 2014 was $6.8 million and $3.9 million, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the three months ended March 31, 2015, the Company assumed annual forfeiture rates by employee group ranging from 2.4% to 4.9% based on the Company’s forfeiture history for the officer employee groups receiving PSUs.
During the three months ended March 31, 2015, officers of the Company were granted 425,590 PSUs with an $11.20 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three months ended March 31, 2015 and 2014 was $0.8 million and $0.6 million, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Each grant of PSUs is subject to a designated three-year initial performance period. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the performance period. Depending on the Company’s TSR performance relative to the defined peer group, award recipients will earn between 0% and 200% of the initial PSUs granted. If less than 200% of the initial PSUs granted are earned at the end of the initial three-year performance period, then the performance period will be extended an additional year to give the award recipients the opportunity to earn up to an aggregate of 200% of the initial PSUs granted.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the three months ended March 31, 2015:

Forecast period (years)	4.00
Risk-free interest rate	0.99%
Oasis stock price volatility	50.11%
For the PSUs granted during the three months ended March 31, 2015, the Monte Carlo simulation model resulted in 86% of PSUs expected to be earned over the extended performance period.
11. Common Stock
On March 9, 2015, the Company completed a public offering of 36,800,000 shares of its common stock (including 4,800,000 shares issued pursuant to the underwriters’ option to purchase additional common stock), par value $0.01 per share, at an offering price of $12.80 per share. Net proceeds from the offering were $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $368,000 is included in common stock and $462.7 million is included in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. The Company used the net proceeds to repay outstanding indebtedness under its Second Amended Credit Facility and for general corporate purposes. The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on July 15, 2014.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the impact of potentially dilutive non-vested restricted shares and PSUs outstanding during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to income (loss) available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted-average shares outstanding for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Basic weighted average common shares outstanding	109,303	99,560
Dilution effect of stock awards at end of period(1)	—	489
Diluted weighted average common shares outstanding	109,303	100,049
Anti-dilutive stock-based compensation awards	3,046	1,047
___________________

(1)	No unvested stock awards were included in computing loss per share for the three months ended March 31, 2015 because the effect was anti-dilutive.

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
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization. The following table summarizes financial information for the Company’s business segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2015:
Revenues from external customers	$173,859	$2,708	$3,820	$—	$180,387
Inter-segment revenues	—	48,197	13,822	(62,019)	—
Total revenues	173,859	50,905	17,642	(62,019)	180,387
Operating income (loss)	(42,247)	9,610	9,308	(10,306)	(33,635)
Other income (expense)	8,239	(2)	(19)	—	8,218
Income (loss) before income taxes	$(34,008)	$9,608	$9,289	$(10,306)	$(25,417)

Three months ended March 31, 2014:
Revenues from external customers	$331,847	$15,827	$1,845	$—	$349,519
Inter-segment revenues	—	36,579	7,508	(44,087)	—
Total revenues	331,847	52,406	9,353	(44,087)	349,519
Operating income	322,945	13,452	4,632	(11,949)	329,080
Other income (expense)	(57,660)	52	—	—	(57,608)
Income before income taxes	$265,285	$13,504	$4,632	$(11,949)	$271,472

As of March 31, 2015:
Property, plant and equipment, net	$5,194,649	$56,270	$207,713	$(129,270)	$5,329,362
Total assets	5,758,513	330,239	265,627	(437,442)	5,916,937
As of December 31, 2014:
Property, plant and equipment, net	$5,074,588	$58,767	$172,394	$(118,963)	$5,186,786
Total assets	5,802,295	281,844	212,685	(358,412)	5,938,412
14. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of March 31, 2015. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at March 31, 2015 were $32.5 million.
Drilling contracts. As a result of its lowered 2015 capital expenditure program, the Company elected to early terminate a drilling rig contract and recorded $1.1 million of rig termination expense in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.
As of March 31, 2015, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $10.2 million as of March 31, 2015 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of March 31, 2015, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 31.0 MMBbl and 6.6 Bcf from its Williston Basin project area within specified timeframes, all of which are less than ten years. Future commitments under these agreements were approximately $190.5 million as of March 31, 2015.
Purchase agreements. As of March 31, 2015, the Company had certain agreements for the purchase of fresh water and well completion services equipment with an aggregate future commitment of approximately $52.8 million.
Cost sharing agreements. As of March 31, 2015, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future commitment under these agreements was $8.1 million as of March 31, 2015.

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
On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) carrying crude oil (the “Train”) derailed in Lac-Mégantic, Quebec. In March 2014, Oasis Petroleum Inc. and OP LLC were added to a group of over fifty named defendants, including other crude oil producers as well as the Canadian Pacific Railway, MMA and certain of its affiliates, owners and transloaders of the crude oil carried by the Train, several lessors of tank cars, and the Attorney General of Canada, in a motion filed in Quebec Superior Court to authorize a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs for claims arising out of the derailment of the Train (Yannick Gagne, etc., et al. v. Rail World, Inc., etc., et al., Case No. 48006000001132) (the “Class-Action”). The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. The Company believes that all claims against Oasis Petroleum Inc. and OP LLC in connection with the derailment of the Train in Lac-Mégantic, Quebec are without merit.
On August 7, 2013, MMA filed for bankruptcy protection in the Quebec Superior Court and the United States Bankruptcy Court in Bangor, Maine (together, the “Bankruptcy Actions”). The trustees appointed in the Bankruptcy Actions have negotiated settlement agreements, which are pending approval by the Quebec Superior Court and the United States Bankruptcy Court, with the majority of the named defendants in the Class-Action, including Oasis Petroleum Inc. and OP LLC.  If approved, pursuant to the settlement agreement, Oasis Petroleum Inc. and OP LLC have agreed to contribute to the compensation fund established for those suffering losses as a result of the Lac-Megantic derailment. The Company has determined that such contributions are fully covered by the Company’s insurance policies. Furthermore, the settlement agreements would bar future litigation against Oasis Petroleum Inc. and OP LLC in Canada and the United States arising out of the Lac-Megantic derailment.

15. Condensed Consolidating Financial Information
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

Condensed Consolidating Balance Sheet

	March 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$774	$9,414	$—	$10,188
Accounts receivable	—	243,169	—	243,169
Accounts receivable – affiliates	1,032	143,517	(144,549)	—
Other current assets	148	293,082	—	293,230
Oil and gas properties (successful efforts method)	—	6,187,638	—	6,187,638
Other property and equipment	—	356,940	—	356,940
Accumulated depreciation, depletion, amortization and impairment	—	(1,215,216)	—	(1,215,216)
Investments in and advances to subsidiaries	4,499,571	—	(4,499,571)	—
Other long-term assets	190,812	12,674	(162,498)	40,988
Total assets	$4,692,337	$6,031,218	$(4,806,618)	$5,916,937
LIABILITIES AND EQUITY
Accounts payable	$—	$9,339	$—	$9,339
Accounts payable – affiliates	143,517	1,032	(144,549)	—
Other current liabilities	24,575	608,325	—	632,900
Long-term debt	2,200,000	165,000	—	2,365,000
Other long-term liabilities	—	747,951	(162,498)	585,453
Common stock	1,372	—	—	1,372
Other equity	2,322,873	4,499,571	(4,499,571)	2,322,873
Total liabilities and equity	$4,692,337	$6,031,218	$(4,806,618)	$5,916,937

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$776	$45,035	$—	$45,811
Accounts receivable	—	306,471	—	306,471
Accounts receivable – affiliates	781	91,459	(92,240)	—
Prepaid expenses	297	13,976	—	14,273
Other current assets	—	330,052	—	330,052
Oil and gas properties (successful efforts method)	—	5,966,140	—	5,966,140
Other property and equipment	—	313,439	—	313,439
Accumulated depreciation, depletion, amortization and impairment	—	(1,092,793)	—	(1,092,793)
Investments in and advances to subsidiaries	4,032,494	—	(4,032,494)	—
Other long-term assets	178,752	25,584	(149,317)	55,019
Total assets	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412
LIABILITIES AND EQUITY
Accounts payable	$—	$20,958	$—	$20,958
Accounts payable – affiliates	91,459	781	(92,240)	—
Other current liabilities	49,340	724,830	—	774,170
Long-term debt	2,200,000	500,000	—	2,700,000
Other long-term liabilities	—	720,300	(149,317)	570,983
Equity	1,872,301	4,032,494	(4,032,494)	1,872,301
Total liabilities and equity	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$180,387	$—	$180,387
Total operating expenses	8,619	205,403	—	214,022
Operating loss	(8,619)	(25,016)	—	(33,635)
Equity in earnings in subsidiaries	12,619	—	(12,619)	—
Other income (expense)	(35,222)	43,440	—	8,218
Income (loss) before income taxes	(31,222)	18,424	(12,619)	(25,417)
Income tax benefit (expense)	13,181	(5,805)	—	7,376
Net income (loss)	$(18,041)	$12,619	$(12,619)	$(18,041)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$349,519	$—	$349,519
General and administrative expenses	5,612	17,908	—	23,520
Other operating expenses	—	180,312	—	180,312
Gain on sale of properties	—	183,393	—	183,393
Operating income (loss)	(5,612)	334,692	—	329,080
Equity in earnings in subsidiaries	196,933	—	(196,933)	—
Interest expense, net of capitalized interest	(37,424)	(2,734)	—	(40,158)
Other income (expense)	3	(17,453)	—	(17,450)
Income before income taxes	153,900	314,505	(196,933)	271,472
Income tax benefit (expense)	16,053	(117,572)	—	(101,519)
Net income	$169,953	$196,933	$(196,933)	$169,953

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(7,988)	$96,349	$—	$88,361
Cash flows from investing activities:
Capital expenditures	—	(359,113)	—	(359,113)
Derivative settlements	—	109,259	—	109,259
Other investing activities	—	(828)	—	(828)
Net cash used in investing activities	—	(250,682)	—	(250,682)
Cash flows from financing activities:
Proceeds from sale of common stock	463,218	—	—	463,218
Proceeds from revolving credit facility	—	145,000	—	145,000
Principal payments on revolving credit facility	—	(480,000)	—	(480,000)
Other financing activities	(455,232)	453,712	—	(1,520)
Net cash provided by financing activities	7,986	118,712	—	126,698
Decrease in cash and cash equivalents	(2)	(35,621)	—	(35,623)
Cash and cash equivalents at beginning of period	776	45,035	—	45,811
Cash and cash equivalents at end of period	$774	$9,414	$—	$10,188

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(56,630)	$264,897	$—	$208,267
Cash flows from investing activities:
Capital expenditures	—	(280,895)	—	(280,895)
Proceeds from sale of properties	—	321,943	—	321,943
Other investing activities	—	(6,147)	—	(6,147)
Net cash provided by investing activities	—	34,901	—	34,901
Cash flows from financing activities:
Principal payments on revolving credit facility	—	(275,570)	—	(275,570)
Other financing activities	23,289	(26,490)	—	(3,201)
Net cash provided by (used in) financing activities	23,289	(302,060)	—	(278,771)
Decrease in cash and cash equivalents	(33,341)	(2,262)	—	(35,603)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$936	$55,362	$—	$56,298

16. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Credit facility amendment. On April 13, 2015, the Company entered into its third amendment to the Second Amended Credit Facility (the “Third Amendment”), which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to their maturity. In connection with the Third Amendment, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a borrowing base decrease from $2,000.0 million to $1,700.0 million. The Company increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. The Lenders’ aggregate commitment can be increased to the full $1,700.0 million borrowing base by increasing the commitment of one or more Lenders. The Third Amendment also increased the Lenders in the bank group to 18 financial institutions supporting the Company’s borrowing base facility.
Derivative instruments. In April and May 2015, the Company entered into new swap agreements with a weighted average price of $61.28 per barrel for total notional amounts of 1,102,000 barrels, 703,000 barrels and 31,000 barrels, which settle in 2015, 2016 and 2017, respectively, based on the WTI crude oil index price. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Item 1A. “Risk Factors” in our 2014 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Crude oil prices declined significantly in the latter part of 2014 and have remained low in 2015. As a result of lower oil prices, we have significantly decreased our planned 2015 capital expenditures as compared to 2014, and we are currently concentrating our drilling activities in certain areas that are the most economic in the Williston Basin. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations, including the recent substantial decline in oil prices since June 2014 caused by the current oversupply of crude oil. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of March 31, 2015, we were flowing 79% of our gross operated oil production through these gathering systems.
Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and gas reserves. Higher oil prices in 2010 to 2014, as well as continued successes in the application of completion technologies in the Bakken and Three Forks formations, caused the active drilling rig count in the Williston Basin to increase to over 200 rigs during 2014. However, the active rig count has decreased to less than 100 in April 2015 due to the substantial decline in oil prices. Although Williston Basin transportation takeaway capacity, including expanded rail and pipeline infrastructure, was added from 2011 to 2014, production also increased due to the elevated drilling activity during these years, resulting in price differentials in a historical average range of approximately 10% to 15% of the price quoted for NYMEX West Texas Intermediate (“WTI”) crude oil. At the beginning of 2014, our average price differentials to WTI were elevated due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials. As a result, our price differentials to WTI returned to approximately 9% to 11%. In the fourth quarter of 2014, as WTI crude oil prices declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. In the first quarter of 2015, as WTI crude oil prices further declined, our price differentials continued to increase as a percentage of WTI but decreased in terms of the dollar per barrel discount to WTI to an average of $7.85 per barrel of oil. We expect our price differential as a percentage of WTI to be lower in the second quarter of 2015 as our price differentials and the WTI price have been improving in recent weeks. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
First Quarter 2015 Highlights:

•	We completed and placed on production 23 gross (19.2 net) operated wells in the Williston Basin during the three months ended March 31, 2015;

•	Average daily production was 50,446 Boe per day during the three months ended March 31, 2015;

•	We decreased lease operating expenses to $8.62 per Boe for the three months ended March 31, 2015;

•	Capital expenditures were on budget at $271.1 million during the three months ended March 31, 2015;

•	At March 31, 2015, we had $10.2 million of cash and cash equivalents and had total liquidity of $1,340.0 million, including the availability under our revolving credit facility; and

•
Adjusted EBITDA, a non-GAAP financial measure, was $208.9 million for the three months ended March 31, 2015. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

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

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended March 31,
	2015	2014	Change
Operating results (in thousands):
Revenues
Oil	$163,813	$309,231	$(145,418)
Natural gas	10,046	22,616	(12,570)
Well services and midstream	6,528	17,672	(11,144)
Total revenues	$180,387	$349,519	$(169,132)
Production data:
Oil (MBbls)	4,022	3,449	573
Natural gas (MMcf)	3,107	2,448	659
Oil equivalents (MBoe)	4,540	3,857	683
Average daily production (Boe/d)	50,446	42,856	7,590
Average sales prices:
Oil, without derivative settlements (per Bbl)	$40.73	$89.66	$(48.93)
Oil, with derivative settlements (per Bbl)(1)	67.89	89.01	(21.12)
Natural gas (per Mcf)(2)	3.23	9.24	(6.01)
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
Three months ended March 31, 2015 as compared to three months ended March 31, 2014
Our total revenues decreased $169.1 million, or 48%, to $180.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to lower realized oil and natural gas sales prices, partially offset by increased production volumes sold. Our average realized prices for oil and natural gas decreased by 55% and 65%, respectively, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 7,590 Boe per day, or 18%, to 50,446 Boe per day during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in average daily production sold was primarily a result of our 140.5 total net well completions in the Williston Basin during the twelve months ended March 31, 2015, offset by the decline in production in wells that were producing as of March 31, 2014 and the sale of certain non-operated properties in and around our Sanish position (the “Sanish Divestiture”) during the first quarter of 2014. Average oil sales prices, without derivative settlements, decreased by $48.93/Bbl to an average of $40.73/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $6.01/Mcf to an average of $3.23/Mcf for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The lower oil and natural gas sales prices decreased revenues by $183.5 million, partially offset by higher production amounts sold, which increased revenues by $25.5 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Well services and midstream revenues. Well services revenues decreased $13.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a $10.6 million decrease in well completion revenue as a result of OWS completing OPNA wells with a lower average third-party working interest in the first quarter of 2015 as compared to the first quarter of 2014. While a lower average third-party working interest decreases the well completion revenue recognized in our consolidated results of operations, it improves our capital expenditures by reducing OPNA well completion costs. In addition, well completion product sales to third parties decreased $2.6 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to OWS completing 100% of OPNA’s operated wells beginning in February 2015. Midstream revenues were $3.8 million, a $2.0 million increase quarter over quarter, primarily due to increased water volumes flowing through our salt water disposal systems and increased fresh water sales.

Expenses and other income
The following table summarizes our operating expenses, gain on sale of properties and other income and expenses for the periods presented:

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses	$39,125	$39,989	$(864)
Well services and midstream operating expenses	1,952	10,920	(8,968)
Marketing, transportation and gathering expenses	7,278	5,186	2,092
Production taxes	16,621	31,803	(15,182)
Depreciation, depletion and amortization	118,478	91,272	27,206
Exploration expenses	843	380	463
Rig termination	1,080	—	1,080
Impairment of oil and gas properties	5,321	762	4,559
General and administrative expenses	23,324	23,520	(196)
Total expenses	214,022	203,832	10,190
Gain on sale of properties	—	183,393	(183,393)
Operating income (loss)	(33,635)	329,080	(362,715)
Other income (expense):
Net gain (loss) on derivative instruments	47,072	(17,603)	64,675
Interest expense, net of capitalized interest	(38,784)	(40,158)	1,374
Other income (expense)	(70)	153	(223)
Total other income (expense)	8,218	(57,608)	65,826
Income (loss) before income taxes	(25,417)	271,472	(296,889)
Income tax benefit (expense)	7,376	(101,519)	108,895
Net income (loss)	$(18,041)	$169,953	$(187,994)
Cost and expense (per Boe of production):
Lease operating expenses	$8.62	$10.37	$(1.75)
Marketing, transportation and gathering expenses	1.60	1.34	0.26
Production taxes	3.66	8.25	(4.59)
Depreciation, depletion and amortization	26.10	23.66	2.44
General and administrative expenses	5.14	6.10	(0.96)

Three months ended March 31, 2015 as compared to three months ended March 31, 2014
Lease operating expenses. Lease operating expenses decreased $0.9 million to $39.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease was primarily due to lower workover costs, an increase in salt water disposal volumes going to OMS disposal wells as a result of connecting additional OPNA wells to OMS pipelines, and lower non-operated lease operating expenses due to the Sanish Divestiture, partially offset by higher costs associated with operating an increased number of producing wells. Lease operating expenses decreased from $10.37 per Boe for the three months ended March 31, 2014 to $8.62 per Boe for the three months ended March 31, 2015.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS operating expenses. The $9.0 million decrease for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was attributable to a $9.3 million decrease in well completion costs as a result of OWS completing OPNA wells with a lower average third-party working interest in the first quarter of 2015 as compared to the first quarter of 2014, and lower well completion product sales to third parties due to OWS completing 100% of OPNA’s operated wells beginning in February 2015. This decrease was partially offset by a $0.3 million increase in operating expenses related to midstream services.
Marketing, transportation and gathering expenses. The $2.1 million increase for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to increased oil transportation costs associated with having additional wells connected to third-party infrastructure. In addition, there was a $0.7 million increase due to the change in the non-cash valuation adjustments on our oil pipeline imbalances. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.60 and $1.53 for the three months ended March 31, 2015 and 2014, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.6% for each of the three months ended March 31, 2015 and 2014. The production tax rate remained stable for the three months ended March 31, 2015 and 2014 primarily due to our production weighting remaining relatively flat between North Dakota and Montana in the comparative periods. For the three months ended March 31, 2015 and 2014, the percentage of our total production located in North Dakota was 86% and 85%, respectively, with an average production tax rate of approximately 11%, as compared to a 4% average production tax rate on our production in Montana.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $27.2 million to $118.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase in DD&A expense for the three months ended March 31, 2015 was a result of production increases from our wells completed during the twelve months ended March 31, 2015. The DD&A rate for the three months ended March 31, 2015 was $26.10 per Boe compared to $23.66 per Boe for the three months ended March 31, 2014. The increase in the DD&A rate was primarily due to an increase in the drilling program in the Three Forks formation, including lower benches, in the second half of 2014. In addition, during the first two months of 2014, we had production from the wells sold in the Sanish Divestiture, but these wells were not depreciated because the assets were held for sale, which lowered DD&A by $0.78 per Boe in the first quarter of 2014.
Impairment of oil and gas properties. During the three months ended March 31, 2015 and 2014, we recorded non-cash impairment charges of $5.3 million and $0.8 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties not held-by-production. The impairment charge for the three months ended March 31, 2015 included $1.2 million related to acreage expiring in the second quarter of 2015 as a result of a periodic assessment because there were no plans to drill or extend the leases prior to their expiration. For the three months ended March 31, 2014, we did not record any impairment charges as a result of periodic assessments based on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire. No impairment charges of proved oil and gas properties were recorded for the three months ended March 31, 2015 or 2014.
General and administrative (“G&A”) expenses. Our G&A expenses decreased $0.2 million to $23.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. OWS G&A decreased $2.4 million, while G&A for our E&P and OMS segments increased by $1.9 million and $0.3 million, respectively, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in OWS G&A was primarily due to OWS completing OPNA wells with a lower average third-party working interest in the first quarter of 2015 as compared to the first quarter of 2014. The increase in E&P G&A was primarily due to increased employee compensation expense due to our organizational growth and increased amortization of our restricted stock awards and performance share units quarter over quarter. As of March 31, 2015, we had 555 total full-time employees compared to 461 total full-time employees as of March 31, 2014.
Gain on sale of properties. No gain or loss on sale of properties was recorded in the first quarter of 2015. During the three months ended March 31, 2014, we recorded a gain on sale of properties of $183.4 million for the Sanish Divestiture.
Derivative instruments. As a result of our derivative activities and forward strip oil price changes, we incurred a $47.1 million net gain on derivative instruments, including net cash settlement receipts of $109.3 million, for the three months ended March 31, 2015, and a $17.6 million net loss on derivative instruments, including net cash settlement payments of $2.2 million for the three months ended March 31, 2014. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $1.4 million to $38.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily the result of increased interest costs capitalized, partially offset by an increase in interest expense incurred on borrowings under our revolving credit facility. Interest capitalized during the three months ended March 31, 2015 and 2014 was $3.9 million and $1.6 million, respectively. The increase in interest capitalized was due to increased accumulated capital expenditures for assets not yet placed into production in the first quarter of 2015 as compared to the first quarter of 2014. For the three months ended March 31, 2015, the weighted average debt outstanding under our revolving credit facility was $454.3 million and the weighted average interest rate incurred on the outstanding borrowings was 1.9%. For the three months ended March 31, 2014, the weighted average debt outstanding under our revolving credit facility was $256.0 million and the weighted average interest rate incurred on the outstanding borrowings was 1.8%.
Income taxes. For the three months ended March 31, 2015, we recorded an income tax benefit of $7.4 million resulting in a 29.0% effective tax rate as a percentage of our pre-tax loss for the quarter. Our income tax expense for the three months ended March 31, 2014 was recorded at 37.4% of pre-tax net income. While the 2014 effective tax rate was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which we conduct business, the rate for the three months ended March 31, 2015 was lower due to permanent differences between the compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes.
Our calculated tax benefit was $10.6 million, or 41.6% as a percentage of our pre-tax loss for the three months ended March 31, 2015, before applying discrete income taxes related to the impact of stock compensation vesting during the first quarter of 2015 at stock prices lower than the grant date values. Our effective tax rate may be higher in future quarters due to the impact of Internal Revenue Code Section 162(m) compensation deductibility limitations being applied to pre-tax income. However, we do not expect to make cash tax payments during 2015.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been proceeds from our senior unsecured notes, borrowings under our revolving credit facility, proceeds from public equity offerings, cash flows from operations, the sale of non-core oil and gas properties and derivative settlements. Our primary use of capital has been for the acquisition and development of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings and potential asset monetizations, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$88,361	$208,267
Net cash provided by (used in) investing activities	(250,682)	34,901
Net cash provided by (used in) financing activities	126,698	(278,771)
Decrease in cash and cash equivalents	$(35,623)	$(35,603)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. Prices for oil declined significantly in the fourth quarter of 2014 and into 2015, which has substantially decreased our cash flows provided by operating activities. The decline in operating cash flows caused by lower oil prices is partially offset by cash flows from our derivative contracts. On March 9, 2015, we completed a public equity offering resulting in net proceeds of $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we used to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes. Our existing revolving credit facility provides additional liquidity, and after the borrowing base redetermination on April 13, 2015, our aggregate elected commitment amount increased from $1,500.0 million to $1,525.0 million. We believe we have adequate liquidity to fund planned 2015 capital expenditures and to meet our future obligations. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Cash flows provided by operating activities
Net cash provided by operating activities was $88.4 million and $208.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flows provided by operating activities for the period ended March 31, 2015 as compared to 2014 was primarily the result of lower realized oil and natural gas sales prices coupled with decreases in well completion activity and well completion product sales for non-affiliated working interest owners in OPNA’s operated wells, offset by our 18% increase in oil and natural gas production and increases in salt water transport, salt water disposal and fresh water sales for non-affiliated working interest owners in OPNA’s operated wells.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $95.7 million at March 31, 2015. We believe we have adequate liquidity to meet our working capital requirements. As of March 31, 2015, we had $1,340.0 million of liquidity available, including $10.2 million in cash and cash equivalents and $1,329.8 million of unused borrowing base committed capacity available under our revolving credit facility. At March 31, 2014, we had a working capital deficit of $101.8 million.
Cash flows used in investing activities
Net cash used in investing activities was $250.7 million during the three months ended March 31, 2015, and net cash provided by investing activities was $34.9 million during the three months ended March 31, 2014. Net cash used in investing activities during the three months ended March 31, 2015 was primarily attributable to $359.1 million in capital expenditures primarily for drilling and development costs, partially offset by $109.3 million of derivative settlements received as a result of lower crude oil pricing. Net cash provided by investing activities during the three months ended March 31, 2014 was primarily attributable to proceeds of $321.9 million related to the Sanish Divestiture, partially offset by $280.9 million in capital expenditures primarily for drilling and development costs.
Our capital expenditures are summarized in the following table:

Three Months Ended March 31, 2015
(In thousands)
Capital expenditures by business segment:
E&P	$225,499
OMS	35,778
OWS	2,023
Other capital expenditures(1)	7,805
Total capital expenditures(2)	$271,105
 ___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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

Our total 2015 capital expenditure budget is $705 million, which includes $678 million for E&P capital expenditures and $27 million for non-E&P capital expenditures, including OWS, administrative capital and capitalized interest. Our planned E&P capital expenditures include $565 million of drilling and completion (including production-related equipment) capital expenditures for operated and non-operated wells (including expected savings from services provided by OWS and OMS).
While we have budgeted $705 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. We believe that cash on hand, cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our revolving credit facility should be sufficient to fund our 2015 capital expenditure budget. However, because the operated wells funded by our 2015 drilling plan represent only a small percentage of our gross potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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

Cash flows provided by financing activities
Net cash provided by financing activities was $126.7 million for the three months ended March 31, 2015, and net cash used in financing activities was $278.8 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, cash provided by financing activities was primarily due to net proceeds from the issuance of our common stock and proceeds from borrowings under our revolving credit facility, partially offset by principal payments on our revolving credit facility. Net cash used in investing activities during the three months ended March 31, 2014 was primarily attributable to principal payments on our revolving credit facility. For both the three months ended March 31, 2015 and 2014, cash was used in financing activities for the purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
Sale of common stock. On March 9, 2015, we completed a public offering of 36,800,000 shares of our common stock, par value $0.01 per share, at an offering price of $12.80 per share. We used the net proceeds from the offering of $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes.
Senior unsecured notes. On September 24, 2013, we issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”). Interest is payable on the 2022 Notes semi-annually in arrears on each March 15 and September 15, commencing March 15, 2014. The issuance of these 2022 Notes resulted in net proceeds to us of $983.6 million, which we used to fund a portion of our 2013 acquisitions of oil and gas properties.
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
Senior secured revolving line of credit. On April 5, 2013, we entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which had a maturity date of April 5, 2018 as of March 31, 2015. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, we entered into our third amendment to the Second Amended Credit Facility, which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to the maturity of the 2019 Notes. In connection with this amendment, the lenders under our Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a decrease to the borrowing base from $2,000.0 million to $1,700.0 million. We increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of March 31, 2015.
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
As of March 31, 2015, we had $165.0 million of borrowings and $5.2 million outstanding letters of credit under our Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,329.8 million.
The Second Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under our Second Amended Credit Facility to be immediately due and payable. As of March 31, 2015, we were in compliance with the financial covenants of our Second Amended Credit Facility. While we expect to draw on the Second Amended Credit Facility in 2015 to fund capital expenditures, we do not expect to violate any financial covenants.
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

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(18,041)	$169,953
Gain on sale of properties	—	(183,393)
Net (gain) loss on derivative instruments	(47,072)	17,603
Derivative settlements(1)	109,259	(2,239)
Interest expense, net of capitalized interest	38,784	40,158
Depreciation, depletion and amortization	118,478	91,272
Impairment of oil and gas properties	5,321	762
Rig termination	1,080	—
Exploration expenses	843	380
Stock-based compensation expenses	7,606	4,505
Income tax expense	(7,376)	101,519
Other non-cash adjustments	(4)	(746)
Adjusted EBITDA	$208,878	$239,774

Net cash provided by operating activities	$88,361	$208,267
Derivative settlements(1)	109,259	(2,239)
Interest expense, net of capitalized interest	38,784	40,158
Rig termination	1,080	—
Exploration expenses	843	380
Deferred financing costs amortization and other	(1,655)	(1,487)
Current tax expense	—	2,766
Changes in working capital	(27,790)	(7,325)
Other non-cash adjustments	(4)	(746)
Adjusted EBITDA	$208,878	$239,774
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The following tables present reconciliations of the GAAP financial measure of income before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

	Exploration and Production
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income (loss) before income taxes	$(34,008)	$265,285
Gain on sale of properties	—	(183,393)
Net (gain) loss on derivative instruments	(47,072)	17,603
Derivative settlements(1)	109,259	(2,239)
Interest expense, net of capitalized interest	38,784	40,158
Depreciation, depletion and amortization	117,540	90,228
Impairment of oil and gas properties	5,321	762
Rig termination	1,080	—
Exploration expenses	843	380
Stock-based compensation expenses	7,542	4,428
Other non-cash adjustments	(4)	(746)
Adjusted EBITDA	$199,285	$232,466
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

	Well Services
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income before income taxes	$9,608	$13,504
Depreciation, depletion and amortization	4,518	2,635
Stock-based compensation expenses	543	253
Adjusted EBITDA	$14,669	$16,392

	Midstream Services
	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income before income taxes	$9,289	$4,632
Depreciation, depletion and amortization	1,186	851
Stock-based compensation expenses	204	—
Adjusted EBITDA	$10,679	$5,483

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

The following table presents reconciliations of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income (loss)	$(18,041)	$169,953
Gain on sale of properties	—	(183,393)
Net gain (loss) on derivative instruments	(47,072)	17,603
Derivative settlements(1)	109,259	(2,239)
Impairment of oil and gas properties	5,321	762
Rig termination	1,080	—
Other non-cash adjustments	(4)	(746)
Tax impact(2)	(19,903)	62,830
Adjusted Net Income	$30,640	$64,770

Diluted earnings per share	$(0.17)	$1.70
Gain on sale of properties	—	(1.83)
Net gain (loss) on derivative instruments	(0.43)	0.18
Derivative settlements(1)	1.00	(0.02)
Impairment of oil and gas properties	0.05	0.01
Rig termination	0.01	—
Other non-cash adjustments	—	(0.01)
Tax impact(2)	(0.18)	0.62
Adjusted Diluted Earnings Per Share	$0.28	$0.65

Diluted weighted average shares outstanding	109,303	100,049

Effective tax rate	29.0%	37.4%
___________________

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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2014 Annual Report other than those noted below.
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
Debt issuance costs. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount, but it does not affect the recognition or measurement of debt issuance costs. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our financial position, cash flows or results of operations.
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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2014 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of March 31, 2015, we utilized two-way costless collar options, swaps and deferred premium puts to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). For the deferred premium puts, we agree to pay a premium to the counterparty at the time of settlement. At settlement, if the WTI price is below the floor price of the put, we receive the difference between the floor price and the WTI price multiplied by the contract volumes, less the premium. If the WTI price settles at or above the floor price of the put, we pay only the premium.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of March 31, 2015:

						Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset (Liability)
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2015	Two-way collars	1,402,000		$86.52	$102.86		57,100
2015	Swaps	3,381,000	$89.36				152,359
2015	Deferred premium puts	546,000		$90.00		$2.55	28,188
2016	Two-way collars	155,000		$86.00	$103.42		4,717
2016	Swaps	372,000	$85.27				10,956
							$253,320
Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at March 31, 2015. At March 31, 2015, we had $165.0 million of borrowings and $5.2 million letters of credit outstanding under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At March 31, 2015, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at March 31, 2015.
Most of the counterparties on our derivative instruments currently in place are Lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into future derivative instruments with these or other Lenders under our Second Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $253.3 million at March 31, 2015.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at March 31, 2015.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2014 Annual Report. There have been no material changes in our risk factors from those described in our 2014 Annual Report.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	5,423	$13.40	—	—
February 1 - February 28, 2015	89,608	16.79	—	—
March 1 - March 31, 2015	17,024	14.25	—	—
Total	112,055	$16.24	—	—
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

10.1
Letter Agreement dated as of March 4, 2015 between the Company and SPO Advisory Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2015, and incorporated herein by reference).

10.2**
Third Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.3**
Fourth Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.4**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.5**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.6
Third Amendment to Second Amended and Restated Credit Agreement dated as of April 13, 2015 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 14, 2015, and incorporated herein by reference).

10.7**
Second Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.8**
Third Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.9**
Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.10**
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

OASIS PETROLEUM INC.

Date:	May 7, 2015	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Letter Agreement dated as of March 4, 2015 between the Company and SPO Advisory Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2015, and incorporated herein by reference).

10.2**
Third Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.3**
Fourth Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.4**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.5**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.6
Third Amendment to Second Amended and Restated Credit Agreement dated as of April 13, 2015 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 14, 2015, and incorporated herein by reference).

10.7**
Second Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.8**
Third Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.9**
Amended and Restated Employment Agreement effective as of March 1, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 30, 2015, and incorporated herein by reference).

10.10**
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