Form 10-Q
period 2015-06-30
Oasis Petroleum Inc.
filed 2015-08-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2015: 139,152,773 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$13,684	$45,811
Accounts receivable — oil and gas revenues	134,518	130,934
Accounts receivable — joint interest partners	96,275	175,537
Inventory	17,669	21,354
Prepaid expenses	5,764	14,273
Derivative instruments	108,742	302,159
Other current assets	1,001	6,539
Total current assets	377,653	696,607
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,278,726	5,966,140
Other property and equipment	416,417	313,439
Less: accumulated depreciation, depletion, amortization and impairment	(1,338,486)	(1,092,793)
Total property, plant and equipment, net	5,356,657	5,186,786
Derivative instruments	1,077	13,348
Deferred financing costs and other assets	48,545	41,671
Total assets	$5,783,932	$5,938,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,452	$20,958
Revenues and production taxes payable	193,270	209,890
Accrued liabilities	259,066	410,379
Accrued interest payable	49,458	49,786
Deferred income taxes	26,808	97,499
Advances from joint interest partners	6,210	6,616
Total current liabilities	545,264	795,128
Long-term debt	2,355,000	2,700,000
Deferred income taxes	559,239	526,770
Asset retirement obligations	44,230	42,097
Other liabilities	3,267	2,116
Total liabilities	3,507,000	4,066,111
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 139,560,426 shares issued and 139,156,287 shares outstanding at June 30, 2015 and 101,627,296 shares issued and 101,341,619 shares outstanding at December 31, 2014	1,373	1,001
Treasury stock, at cost: 404,139 and 285,677 shares at June 30, 2015 and December 31, 2014, respectively	(12,603)	(10,671)
Additional paid-in capital	1,484,664	1,007,202
Retained earnings	803,498	874,769
Total stockholders’ equity	2,276,932	1,872,301
Total liabilities and stockholders’ equity	$5,783,932	$5,938,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$214,110	$354,182	$387,969	$686,029
Well services and midstream revenues	15,936	18,196	22,464	35,868
Total revenues	230,046	372,378	410,433	721,897
Operating expenses
Lease operating expenses	37,761	40,553	76,886	80,542
Well services and midstream operating expenses	7,395	8,769	9,347	19,689
Marketing, transportation and gathering expenses	7,570	7,114	14,848	12,300
Production taxes	20,618	34,493	37,239	66,296
Depreciation, depletion and amortization	119,218	97,276	237,696	188,548
Exploration expenses	1,082	475	1,925	855
Rig termination	2,815	—	3,895	—
Impairment of oil and gas properties	19,516	42	24,837	804
General and administrative expenses	21,508	20,751	44,832	44,271
Total operating expenses	237,483	209,473	451,505	413,305
Gain on sale of properties	—	3,640	—	187,033
Operating income (loss)	(7,437)	166,545	(41,072)	495,625
Other income (expense)
Net gain (loss) on derivative instruments	(39,424)	(65,570)	7,648	(83,173)
Interest expense, net of capitalized interest	(37,405)	(38,990)	(76,189)	(79,148)
Other income (expense)	191	135	121	288
Total other income (expense)	(76,638)	(104,425)	(68,420)	(162,033)
Income (loss) before income taxes	(84,075)	62,120	(109,492)	333,592
Income tax benefit (expense)	30,845	(23,287)	38,221	(124,806)
Net income (loss)	$(53,230)	$38,833	$(71,271)	$208,786
Earnings (loss) per share:
Basic (Note 12)	$(0.39)	$0.39	$(0.58)	$2.10
Diluted (Note 12)	(0.39)	0.39	(0.58)	2.08
Weighted average shares outstanding:
Basic (Note 12)	136,859	99,663	123,157	99,612
Diluted (Note 12)	136,859	100,260	123,157	100,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2014	101,342	$1,001	286	$(10,671)	$1,007,202	$874,769	$1,872,301
Issuance of common stock	36,800	368	—	—	462,642	—	463,010
Stock-based compensation	1,132	—	—	—	14,824	—	14,824
Vesting of restricted shares	—	4	—	—	(4)	—	—
Treasury stock – tax withholdings	(118)	—	118	(1,932)	—	—	(1,932)
Net loss	—	—	—	—	—	(71,271)	(71,271)
Balance as of June 30, 2015	139,156	$1,373	404	$(12,603)	$1,484,664	$803,498	$2,276,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(71,271)	$208,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	237,696	188,548
Gain on sale of properties	—	(187,033)
Impairment of oil and gas properties	24,837	804
Deferred income taxes	(38,221)	118,695
Derivative instruments	(7,648)	83,173
Stock-based compensation expenses	13,663	9,678
Deferred financing costs amortization and other	5,059	3,220
Working capital and other changes:
Change in accounts receivable	75,799	(37,132)
Change in inventory	3,685	3,016
Change in prepaid expenses	3,394	1,284
Change in other current assets	5,538	(30)
Change in other assets	—	(1,477)
Change in accounts payable and accrued liabilities	(22,624)	91,543
Change in other current liabilities	—	3,311
Change in other liabilities	(21)	(132)
Net cash provided by operating activities	229,886	486,254
Cash flows from investing activities:
Capital expenditures	(586,661)	(606,924)
Acquisition of oil and gas properties	(769)	(8,116)
Proceeds from sale of properties	—	324,888
Costs related to sale of properties	—	(2,337)
Derivative settlements	213,336	(13,644)
Advances from joint interest partners	(406)	(5,919)
Net cash used in investing activities	(374,500)	(312,052)
Cash flows from financing activities:
Proceeds from sale of common stock	463,010	—
Proceeds from revolving credit facility	320,000	100,000
Principal payments on revolving credit facility	(665,000)	(335,570)
Deferred financing costs	(3,591)	(85)
Purchases of treasury stock	(1,932)	(3,315)
Other	—	(176)
Net cash provided by (used in) financing activities	112,487	(239,146)
Decrease in cash and cash equivalents	(32,127)	(64,944)
Cash and cash equivalents:
Beginning of period	45,811	91,901
End of period	$13,684	$26,957
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(156,368)	$51,129
Change in asset retirement obligations	2,649	1,624
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
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2014 Annual Report.

Recent Accounting Pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP and is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect that adopting this new guidance will have on its financial position, cash flows and results of operations.
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
3. Inventory
Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Crude oil inventory includes oil in tank and linefill. Inventory is stated at the lower of cost or market value with cost determined on an average cost method. Inventory consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Equipment and materials	$9,857	$14,225
Crude oil inventory	7,812	7,129
Total inventory	$17,669	$21,354

4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2015	December 31, 2014
	(In thousands)
Proved oil and gas properties(1)	$5,589,637	$5,156,875
Less: Accumulated depreciation, depletion, amortization and impairment	(1,273,361)	(1,043,121)
Proved oil and gas properties, net	4,316,276	4,113,754
Unproved oil and gas properties	689,089	809,265
Total oil and gas properties, net	5,005,365	4,923,019
Other property and equipment	416,417	313,439
Less: Accumulated depreciation	(65,125)	(49,672)
Other property and equipment, net	351,292	263,767
Total property, plant and equipment, net	$5,356,657	$5,186,786
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $38.2 million and $36.9 million at June 30, 2015 and December 31, 2014, respectively.
Impairment. As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $19.5 million and $24.8 million for the three and six months ended June 30, 2015, respectively, and $42,000 and $0.8 million for the three and six months ended June 30, 2014, respectively. The impairment charges for the three and six months ended June 30, 2015 included $19.1 million and $20.3 million, respectively, related to acreage expiring within the next 12 months because there were no current plans to drill or extend the leases prior to their expiration. For the three and six months ended June 30, 2014, the Company did not record similar impairment charges based on its ability to actively manage and prioritize its capital expenditures to drill leases and to make payments to extend leases that would have otherwise expired. No impairment charges on proved oil and gas properties were recorded for the three and six months ended June 30, 2015 or 2014.
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

	At fair value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 6)	—	109,819	—	109,819
Total assets	$742	$109,819	$—	$110,561

	At fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 6)	—	315,507	—	315,507
Total assets	$742	$315,507	$—	$316,249
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at June 30, 2015 and December 31, 2014. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars, swaps and deferred premium puts. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.1 million and $0.6 million at June 30, 2015 and December 31, 2014, respectively.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At June 30, 2015, the Company’s cash equivalents were all Level 1 assets.
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at June 30, 2015 was $2,355.0 million, which includes $2,200.0 million of senior unsecured notes and $155.0 million of borrowings under the revolving credit facility (see Note 7 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $2,218.0 million at June 30, 2015.
Non-Financial Assets and Liabilities
Asset retirement obligations. The carrying amount of ARO in the Company’s Condensed Consolidated Balance Sheet at June 30, 2015 was $44.9 million (see Note 8 – Asset Retirement Obligations). The Company determines its ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its proved oil and natural gas properties then compares such undiscounted future cash flows to the carrying amount of the proved oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three and six months ended June 30, 2015 or 2014.
6. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2015, the Company utilized two-way costless collar options, swaps and deferred premium puts to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). For the deferred premium puts, the Company agrees to pay a premium to the counterparty at the time of settlement. At settlement, if the NYMEX West Texas Intermediate crude oil index price (“WTI”) is below the floor price of the put, the Company receives the difference between the floor price and WTI multiplied by the contract volumes, less the premium. If WTI settles at or above the floor price of the put, the Company pays only the premium.
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

As of June 30, 2015, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI:

						Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2015	Two-way collars	975,000		$86.25	$103.15		$25,462
2015	Swaps	4,089,000	$75.76				63,667
2015	Deferred premium puts	180,000		$90.00		$2.55	5,201
2016	Two-way collars	155,000		$86.00	$103.42		3,874
2016	Swaps	2,628,000	$66.08				11,510
2017	Swaps	93,000	$63.94				105
							$109,819
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet for the periods presented:

		Fair Value Asset
Commodity	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In thousands)
Crude oil	Derivative instruments — current assets	$108,742	$302,159
Crude oil	Derivative instruments — non-current assets	1,077	13,348
Total derivative instruments		$109,819	$315,507
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statement of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Location	2015	2014	2015	2014
	(In thousands)
Net gain (loss) on derivative instruments	$(39,424)	$(65,570)	$7,648	$(83,173)
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
The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of June 30, 2015	$127,254	$(17,435)	$109,819
As of December 31, 2014	331,121	(15,614)	315,507

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of June 30, 2015	$17,435	$(17,435)	$—
As of December 31, 2014	15,614	(15,614)	—

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
The Notes were issued under indentures containing provisions that are substantially the same, as amended and supplemented by supplemental indentures (collectively, the “Indentures”), among the Company, along with its material subsidiaries (the “Guarantors”), and U.S. Bank National Association, as trustee. The Notes are guaranteed on a senior unsecured basis by the Company’s Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:

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
Prior to certain dates, the Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at June 30, 2015 and December 31, 2014.
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

Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which had a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, the Company entered into its third amendment to the Second Amended Credit Facility (the “Third Amendment”), which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to their maturity. In connection with the Third Amendment, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a borrowing base decrease from $2,000.0 million to $1,700.0 million. The Company increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. The Lenders’ aggregate commitment can be increased to the full $1,700.0 million borrowing base by increasing the commitment of one or more Lenders. The Third Amendment also increased the Lenders in the bank group to 18 financial institutions supporting the Company’s borrowing base facility. The overall senior secured line of credit under the Second Amended Credit Facility is $2,500.0 million as of June 30, 2015.
Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of June 30, 2015, any outstanding LIBOR and ABR loans bore their respective interest rates plus the applicable margin indicated in the following table:

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
On a quarterly basis, the Company pays a 0.375% (as of June 30, 2015) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of June 30, 2015, the Second Amended Credit Facility contained covenants that included, among others:

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
As of June 30, 2015, the Company had $155.0 million of LIBOR loans and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,364.8 million. As of June 30, 2015 and December 31, 2014, the weighted average interest rate on borrowings outstanding under the Second Amended Credit Facility was 1.7% and 1.9%, respectively. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of June 30, 2015.
Deferred financing costs. As of June 30, 2015, the Company had $35.1 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred costs and other assets on the Company’s Condensed Consolidated Balance Sheet at June 30, 2015 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs recorded for the three and six months ended June 30, 2015 was $2.4 million and $4.0 million, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2014, respectively. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations.
8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2015:

(In thousands)
Balance at December 31, 2014	$42,549
Liabilities incurred during period	1,044
Liabilities settled during period	(14)
Accretion expense during period(1)	1,088
Revisions to estimates	241
Balance at June 30, 2015	$44,908
___________________

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At June 30, 2015, the current portion of the total ARO balance was approximately $0.7 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
9. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2015 was 36.7% and 34.9%, respectively, and 37.5% and 37.4% for the three and six months ended June 30, 2014, respectively. While the 2014 rates were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business, the effective tax rate for the six months ended June 30, 2015 was lower due to permanent differences between the compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes and the impact of a reduction in the North Dakota statutory tax rate in the second quarter of 2015. As of June 30, 2015, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
The Company had deferred tax assets for its federal and state tax loss carryforwards at June 30, 2015 recorded in deferred income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2015, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration.
10. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the closing sales price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the six months ended June 30, 2015, the Company assumed annual forfeiture rates by employee group ranging from 0% to 16.9% based on the Company’s forfeiture history for this type of award.
During the six months ended June 30, 2015, employees and non-employee directors of the Company were granted restricted stock awards equal to 1,223,420 shares of common stock with a $13.10 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three and six months ended June 30, 2015 was $5.1 million and $11.8 million, respectively, and $4.3 million and $8.2 million for the three and six months ended June 30,
2014, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the six months ended June 30, 2015, the Company assumed annual forfeiture rates by employee group ranging from 2.4% to 4.9% based on the Company’s forfeiture history for the officer employee groups receiving PSUs.
During the six months ended June 30, 2015, officers of the Company were granted 425,590 PSUs with an $11.20 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three and six months ended June 30, 2015 was $1.0 million and $1.9 million, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the six months ended June 30, 2015:

Forecast period (years)	4.00
Risk-free interest rate	0.99%
Oasis stock price volatility	50.11%
For the PSUs granted during the six months ended June 30, 2015, the Monte Carlo simulation model resulted in 86% of PSUs expected to be earned over the extended performance period.
11. Common Stock
On March 9, 2015, the Company completed a public offering of 36,800,000 shares of its common stock (including 4,800,000 shares issued pursuant to the underwriters’ option to purchase additional common stock) at an offering price of $12.80 per share. Net proceeds from the offering were $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $0.4 million is included in common stock and $462.7 million is included in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. The Company used the net proceeds to repay outstanding indebtedness under its Second Amended Credit Facility and for general corporate purposes. The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on July 15, 2014.

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
The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Basic weighted average common shares outstanding	136,859	99,663	123,157	99,612
Dilution effect of stock awards at end of period(1)	—	597	—	716
Diluted weighted average common shares outstanding	136,859	100,260	123,157	100,328
Anti-dilutive stock-based compensation awards	2,993	1,115	3,012	909
___________________

(1)	No unvested stock awards were included in computing loss per share for the three and six months ended June 30, 2015 because the effect was anti-dilutive.

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
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization. The following table summarizes financial information for the Company’s business segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2015:
Revenues from non-affiliates	$214,110	$9,219	$6,717	$—	$230,046
Inter-segment revenues	—	49,469	21,944	(71,413)	—
Total revenues	214,110	58,688	28,661	(71,413)	230,046
Operating income (loss)	(22,529)	9,008	15,947	(9,863)	(7,437)
Other income (expense)	(76,635)	22	(25)	—	(76,638)
Income (loss) before income taxes	$(99,164)	$9,030	$15,922	$(9,863)	$(84,075)

Three months ended June 30, 2014:
Revenues from non-affiliates	$354,183	$14,877	$3,318	$—	$372,378
Inter-segment revenues	—	43,570	10,160	(53,730)	—
Total revenues	354,183	58,447	13,478	(53,730)	372,378
Operating income	153,669	16,295	6,096	(9,515)	166,545
Other income (expense)	(104,448)	23	—	—	(104,425)
Income before income taxes	$49,221	$16,318	$6,096	$(9,515)	$62,120

Six months ended June 30, 2015:
Revenues from non-affiliates	$387,969	$11,927	$10,537	$—	$410,433
Inter-segment revenues	—	97,666	35,766	(133,432)	—
Total revenues	387,969	109,593	46,303	(133,432)	410,433
Operating income (loss)	(64,776)	18,618	25,255	(20,169)	(41,072)
Other income (expense)	(68,396)	20	(44)	—	(68,420)
Income (loss) before income taxes	$(133,172)	$18,638	$25,211	$(20,169)	$(109,492)

Six months ended June 30, 2014:
Revenues from non-affiliates	$686,030	$30,704	$5,163	$—	$721,897
Inter-segment revenues	—	80,149	17,668	(97,817)	—
Total revenues	686,030	110,853	22,831	(97,817)	721,897
Operating income	476,615	29,747	10,728	(21,465)	495,625
Other income (expense)	(162,108)	75	—	—	(162,033)
Income before income taxes	$314,507	$29,822	$10,728	$(21,465)	$333,592

As of June 30, 2015:
Property, plant and equipment, net	$5,179,023	$70,924	$245,842	$(139,132)	$5,356,657
Total assets	5,599,726	385,362	330,858	(532,014)	5,783,932
As of December 31, 2014:
Property, plant and equipment, net	$5,074,588	$58,767	$172,394	$(118,963)	$5,186,786
Total assets	5,802,295	281,844	212,685	(358,412)	5,938,412
14. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of June 30, 2015. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at June 30, 2015 were $30.7 million.

Drilling contracts. As a result of its lowered 2015 capital expenditure program, the Company elected to early terminate certain drilling rig contracts and recorded rig termination expense of $2.8 million and $3.9 million in its Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015, respectively. The Company did not elect to early terminate any drilling rig contracts during the six months ended June 30, 2014.
As of June 30, 2015, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $8.5 million as of June 30, 2015 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of June 30, 2015, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 30.2 MMBbl and 5.3 Bcf, prior to any applicable volume credits, from its Williston Basin project area within specified timeframes, all of which are less than ten years. Future commitments under these agreements were approximately $185.6 million as of June 30, 2015.
Purchase agreements. As of June 30, 2015, the Company had certain agreements for the purchase of fresh water with an aggregate future commitment of approximately $38.9 million.
Cost sharing agreements. As of June 30, 2015, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future commitment under these agreements was $4.5 million as of June 30, 2015.
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
On August 7, 2013, MMA filed for bankruptcy protection in the Quebec Superior Court and the United States Bankruptcy Court in Bangor, Maine (together, the “Bankruptcy Actions”). The trustees appointed in the Bankruptcy Actions have negotiated settlement agreements with the majority of the named defendants in the Class-Action, including Oasis Petroleum Inc. and OP LLC. The Quebec Superior Court has approved the settlement agreement which was pending before it, but such approval is subject to appeal. The second settlement agreement remains pending before the United States Bankruptcy Court in Bangor, Maine. If approved, pursuant to the settlement agreements, Oasis Petroleum Inc. and OP LLC have agreed to contribute to the compensation fund established for those suffering losses as a result of the Lac-Megantic derailment. The Company has determined that such contributions are fully covered by the Company’s insurance policies. Furthermore, the settlement agreements would bar future litigation against Oasis Petroleum Inc. and OP LLC in Canada and the United States arising out of the Lac-Megantic derailment.

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

Condensed Consolidating Balance Sheet

	June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$778	$12,906	$—	$13,684
Accounts receivable	—	230,793	—	230,793
Accounts receivable – affiliates	1,037	157,368	(158,405)	—
Prepaid expenses	—	5,764	—	5,764
Other current assets	—	127,412	—	127,412
Oil and gas properties (successful efforts method)	—	6,278,726	—	6,278,726
Other property and equipment	—	416,417	—	416,417
Accumulated depreciation, depletion, amortization and impairment	—	(1,338,486)	—	(1,338,486)
Investments in and advances to subsidiaries	4,470,638	—	(4,470,638)	—
Other long-term assets	211,211	22,442	(184,031)	49,622
Total assets	$4,683,664	$5,913,342	$(4,813,074)	$5,783,932
LIABILITIES AND EQUITY
Accounts payable	$—	$10,452	$—	$10,452
Accounts payable – affiliates	157,368	1,037	(158,405)	—
Other current liabilities	49,364	485,448	—	534,812
Long-term debt	2,200,000	155,000	—	2,355,000
Other long-term liabilities	—	790,767	(184,031)	606,736
Common stock	1,373	—	—	1,373
Other stockholders’ equity	2,275,559	4,470,638	(4,470,638)	2,275,559
Total liabilities and stockholders’ equity	$4,683,664	$5,913,342	$(4,813,074)	$5,783,932

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$776	$45,035	$—	$45,811
Accounts receivable	—	306,471	—	306,471
Accounts receivable – affiliates	781	91,459	(92,240)	—
Prepaid expenses	297	13,976	—	14,273
Other current assets	—	330,052	—	330,052
Oil and gas properties (successful efforts method)	—	5,966,140	—	5,966,140
Other property and equipment	—	313,439	—	313,439
Accumulated depreciation, depletion, amortization and impairment	—	(1,092,793)	—	(1,092,793)
Investments in and advances to subsidiaries	4,032,494	—	(4,032,494)	—
Other long-term assets	178,752	25,584	(149,317)	55,019
Total assets	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412
LIABILITIES AND EQUITY
Accounts payable	$—	$20,958	$—	$20,958
Accounts payable – affiliates	91,459	781	(92,240)	—
Other current liabilities	49,340	724,830	—	774,170
Long-term debt	2,200,000	500,000	—	2,700,000
Other long-term liabilities	—	720,300	(149,317)	570,983
Total stockholders’ equity	1,872,301	4,032,494	(4,032,494)	1,872,301
Total liabilities and stockholders’ equity	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$230,046	$—	$230,046
Total operating expenses	6,325	231,158	—	237,483
Operating loss	(6,325)	(1,112)	—	(7,437)
Equity in earnings in subsidiaries	(34,249)	—	34,249	—
Other income (expense)	(34,189)	(42,449)	—	(76,638)
Loss before income taxes	(74,763)	(43,561)	34,249	(84,075)
Income tax benefit	21,533	9,312	—	30,845
Net loss	$(53,230)	$(34,249)	$34,249	$(53,230)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$372,378	$—	$372,378
General and administrative expenses	5,805	14,946	—	20,751
Other operating expenses	—	188,722	—	188,722
Gain on sale of properties	—	3,640	—	3,640
Operating income (loss)	(5,805)	172,350	—	166,545
Equity in earnings in subsidiaries	65,485	—	(65,485)	—
Interest expense, net of capitalized interest	(36,705)	(2,285)	—	(38,990)
Other income (expense)	—	(65,435)	—	(65,435)
Income before income taxes	22,975	104,630	(65,485)	62,120
Income tax benefit (expense)	15,858	(39,145)	—	(23,287)
Net income	$38,833	$65,485	$(65,485)	$38,833

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$410,433	$—	$410,433
General and administrative expenses	14,944	29,888	—	44,832
Other operating expenses	—	406,673	—	406,673
Operating loss	(14,944)	(26,128)	—	(41,072)
Equity in earnings in subsidiaries	(21,630)	—	21,630	—
Interest expense, net of capitalized interest	(69,415)	(6,774)	—	(76,189)
Other income (expense)	4	7,765	—	7,769
Loss before income taxes	(105,985)	(25,137)	21,630	(109,492)
Income tax benefit	34,714	3,507	—	38,221
Net loss	$(71,271)	$(21,630)	$21,630	$(71,271)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$721,897	$—	$721,897
General and administrative expenses	11,417	32,854	—	44,271
Other operating expenses	—	369,034	—	369,034
Gain on sale of properties	—	187,033	—	187,033
Operating income (loss)	(11,417)	507,042	—	495,625
Equity in earnings in subsidiaries	262,418	—	(262,418)	—
Interest expense, net of capitalized interest	(74,129)	(5,019)	—	(79,148)
Other income (expense)	3	(82,888)	—	(82,885)
Income before income taxes	176,875	419,135	(262,418)	333,592
Income tax benefit (expense)	31,911	(156,717)	—	(124,806)
Net income	$208,786	$262,418	$(262,418)	$208,786

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(2,611)	$232,497	$—	$229,886
Cash flows from investing activities:
Capital expenditures	—	(586,661)	—	(586,661)
Derivative settlements	—	213,336	—	213,336
Other investing activities	—	(1,175)	—	(1,175)
Net cash used in investing activities	—	(374,500)	—	(374,500)
Cash flows from financing activities:
Proceeds from sale of common stock	463,010	—	—	463,010
Proceeds from revolving credit facility	—	320,000	—	320,000
Principal payments on revolving credit facility	—	(665,000)	—	(665,000)
Other financing activities	(460,397)	454,874	—	(5,523)
Net cash provided by financing activities	2,613	109,874	—	112,487
Increase (decrease) in cash and cash equivalents	2	(32,129)	—	(32,127)
Cash and cash equivalents at beginning of period	776	45,035	—	45,811
Cash and cash equivalents at end of period	$778	$12,906	$—	$13,684

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(67,434)	$553,688	$—	$486,254
Cash flows from investing activities:
Capital expenditures	—	(606,924)	—	(606,924)
Proceeds from sale of properties	—	324,888	—	324,888
Other investing activities	—	(30,016)	—	(30,016)
Net cash used in investing activities	—	(312,052)	—	(312,052)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	100,000	—	100,000
Principal payments on revolving credit facility	—	(335,570)	—	(335,570)
Other financing activities	34,760	(38,336)	—	(3,576)
Net cash provided by (used in) financing activities	34,760	(273,906)	—	(239,146)
Decrease in cash and cash equivalents	(32,674)	(32,270)	—	(64,944)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$1,603	$25,354	$—	$26,957

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Item 1A. “Risk Factors” in our 2014 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations, including the recent substantial decline in oil prices since June 2014 caused by the current oversupply of crude oil. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of June 30, 2015, we were flowing 79% of our gross operated oil production through these gathering systems.
Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and gas reserves. Higher oil prices in 2010 to 2014, as well as continued successes in the application of completion technologies in the Bakken and Three Forks formations, caused the active drilling rig count in the Williston Basin to increase to over 200 rigs during 2014. However, the active rig count has decreased to less than 70 in July 2015 due to the substantial decline in oil prices. Although Williston Basin transportation takeaway capacity, including expanded rail and pipeline infrastructure, was added from 2011 to 2014, production also increased due to the elevated drilling activity during these years, resulting in price differentials in a historical average range of approximately 10% to 15% of the NYMEX West Texas Intermediate crude oil index prices (“WTI”). At the beginning of 2014, our average price differentials to WTI were elevated due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials. As a result, our price differentials to WTI returned to approximately 9% to 11%. In the fourth quarter of 2014, as WTI declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. In the first quarter of 2015, as WTI further declined, our price differentials continued to increase as a percentage of WTI but decreased in terms of the dollar per barrel discount to WTI to an average of $7.85 per barrel of oil. In the second quarter of 2015, as WTI improved, our price differentials returned to approximately 10% as a percentage of WTI and continued to decrease in terms of the dollar per barrel discount to WTI to an average of $5.90 per barrel of oil. We expect our price differential to WTI to range between $5.50 and $6.50 per Boe in the third quarter of 2015. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
Second Quarter 2015 Highlights:

•	We completed and placed on production 21 gross (18.5 net) operated wells in the Williston Basin during the three months ended June 30, 2015;

•	Average daily production was 50,261 Boe per day during the three months ended June 30, 2015;

•	We decreased lease operating expenses to $8.26 per Boe for the three months ended June 30, 2015;

•	For the three months ended June 30, 2015, total capital expenditures were $170.4 million, in line with our plan;

•	At June 30, 2015, we had $13.7 million of cash and cash equivalents and had total liquidity of $1,378.5 million, including the availability under our revolving credit facility; and

•
Adjusted EBITDA, a non-GAAP financial measure, was $245.4 million for the three months ended June 30, 2015. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

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

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Operating results (in thousands):
Revenues
Oil	$208,564	$334,559	$(125,995)	$372,377	$643,790	$(271,413)
Natural gas	5,546	19,623	(14,077)	15,592	42,239	(26,647)
Well services and midstream	15,936	18,196	(2,260)	22,464	35,868	(13,404)
Total revenues	$230,046	$372,378	$(142,332)	$410,433	$721,897	$(311,464)
Production data:
Oil (MBbls)	4,008	3,541	467	8,030	6,990	1,040
Natural gas (MMcf)	3,395	2,596	799	6,502	5,045	1,457
Oil equivalents (MBoe)	4,574	3,974	600	9,114	7,831	1,283
Average daily production (Boe/d)	50,261	43,668	6,593	50,353	43,264	7,089
Average sales prices:
Oil, without derivative settlements (per Bbl)	$52.04	$94.48	$(42.44)	$46.37	$92.10	$(45.73)
Oil, with derivative settlements (per Bbl)(1)	78.01	91.26	(13.25)	72.94	90.15	(17.21)
Natural gas (per Mcf)(2)	1.63	7.56	(5.93)	2.40	8.37	(5.97)
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
Three months ended June 30, 2015 as compared to three months ended June 30, 2014
Our total revenues decreased $142.3 million, or 38%, to $230.0 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to lower realized oil and natural gas sales prices, partially offset by increased production volumes sold. Our average realized prices for oil and natural gas decreased by 45% and 78%, respectively, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 6,593 Boe per day, or 15%, to 50,261 Boe per day during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in average daily production sold was primarily a result of our 128.1 total net well completions in the Williston Basin during the twelve months ended June 30, 2015, offset by the decline in production in wells that were producing as of June 30, 2014. Average oil sales prices, without derivative settlements, decreased by $42.44/Bbl to an average of $52.04/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $5.93/Mcf to an average of $1.63/Mcf for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The lower oil and natural gas sales prices decreased revenues by $165.7 million, partially offset by higher production amounts sold, which increased revenues by $25.6 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Well services and midstream revenues. Well services revenues decreased $5.7 million to $9.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to a $7.4 million decrease in well completion product sales to third parties as a result of OWS completing substantially all of OPNA’s operated wells, partially offset by an increase in well completion activity. Midstream revenues were $6.7 million for the three months ended June 30, 2015, which was a $3.4 million increase quarter over quarter, primarily due to increased water volumes flowing through our salt water disposal systems and increased fresh water sales.
Six months ended June 30, 2015 as compared to six months ended June 30, 2014
Our total revenues decreased $311.5 million, or 43%, to $410.4 million during the six months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to lower realized oil and natural gas sales prices, partially offset by increased production volumes sold. Our average realized prices for oil and natural gas decreased by 50% and 71%, respectively, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 7,089 Boe per day, or 16%, to 50,353 Boe per day during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in average daily production sold was primarily a result of our 128.1 total net well completions in the Williston Basin during the twelve months ended June 30, 2015, offset by the decline in production in wells that were producing as of June 30, 2014. Average oil sales prices, without derivatives settlements, decreased by $45.73/Bbl to an average of $46.37/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $5.97/Mcf to an average of $2.40/Mcf for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The lower oil and natural gas sales prices decreased revenues by $349.8 million, partially offset by higher production amounts sold, which increased revenues by $51.7 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Well services and midstream revenues. Well services revenues decreased $18.8 million to $11.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a $10.0 million decrease in well completion product sales to third parties as a result of OWS completing substantially all of OPNA’s operated wells. In addition, well completion revenue decreased $8.2 million as a result of OWS completing OPNA wells with a lower average third-party working interest in the first half of 2015 as compared to the first half of 2014. While a lower average third-party working interest decreases the well completion revenue recognized in our consolidated results of operations, it improves our capital expenditures by reducing OPNA well costs. Midstream revenues were $10.5 million for the six months ended June 30, 2015, which was a $5.4 million increase period over period, primarily due to increased water volumes flowing through our salt water disposal systems and increased fresh water sales.

Expenses and other income
The following table summarizes our operating expenses, gain on sale of properties and other income and expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except per Boe of production)
Operating expenses:
Lease operating expenses	$37,761	$40,553	$(2,792)	$76,886	$80,542	$(3,656)
Well services and midstream operating expenses	7,395	8,769	(1,374)	9,347	19,689	(10,342)
Marketing, transportation and gathering expenses	7,570	7,114	456	14,848	12,300	2,548
Production taxes	20,618	34,493	(13,875)	37,239	66,296	(29,057)
Depreciation, depletion and amortization	119,218	97,276	21,942	237,696	188,548	49,148
Exploration expenses	1,082	475	607	1,925	855	1,070
Rig termination	2,815	—	2,815	3,895	—	3,895
Impairment of oil and gas properties	19,516	42	19,474	24,837	804	24,033
General and administrative expenses	21,508	20,751	757	44,832	44,271	561
Total operating expenses	237,483	209,473	28,010	451,505	413,305	38,200
Gain on sale of properties	—	3,640	(3,640)	—	187,033	(187,033)
Operating income (loss)	(7,437)	166,545	(173,982)	(41,072)	495,625	(536,697)
Other income (expense):
Net gain (loss) on derivative instruments	(39,424)	(65,570)	26,146	7,648	(83,173)	90,821
Interest expense, net of capitalized interest	(37,405)	(38,990)	1,585	(76,189)	(79,148)	2,959
Other income (expense)	191	135	56	121	288	(167)
Total other income (expense)	(76,638)	(104,425)	27,787	(68,420)	(162,033)	93,613
Income (loss) before income taxes	(84,075)	62,120	(146,195)	(109,492)	333,592	(443,084)
Income tax benefit (expense)	30,845	(23,287)	54,132	38,221	(124,806)	163,027
Net income (loss)	$(53,230)	$38,833	$(92,063)	$(71,271)	$208,786	$(280,057)
Costs and expenses (per Boe of production):
Lease operating expenses	$8.26	$10.21	$(1.95)	$8.44	$10.29	$(1.85)
Marketing, transportation and gathering expenses	1.66	1.79	(0.13)	1.63	1.57	0.06
Production taxes	4.51	8.68	(4.17)	4.09	8.47	(4.38)
Depreciation, depletion and amortization	26.07	24.48	1.59	26.08	24.08	2.00
General and administrative expenses	4.70	5.22	(0.52)	4.92	5.65	(0.73)

Three months ended June 30, 2015 as compared to three months ended June 30, 2014
Lease operating expenses. Lease operating expenses decreased $2.8 million to $37.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This decrease was primarily due to lower workover costs and an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells, partially offset by higher costs associated with operating an increased number of producing wells. Lease operating expenses decreased from $10.21 per Boe for the three months ended June 30, 2014 to $8.26 per Boe for the three months ended June 30, 2015 due to the increase in oil and natural gas production and lower costs.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS. The $1.4 million decrease for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was attributable to a $1.9 million decrease in well completion costs as a result of lower well completion product sales to third parties due to OWS completing substantially all of OPNA’s operated wells, partially offset by an increase in well completion activity. This net decrease was partially offset by a $0.5 million increase in operating expenses related to midstream services.

Marketing, transportation and gathering expenses. The $0.5 million increase for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily attributable to an increase in gas gathering charges related to additional well connections on OMS infrastructure.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.6% and 9.7%, respectively, for the three months ended June 30, 2015 and 2014. The production tax rate remained stable for the three months ended June 30, 2015 and 2014 primarily due to our production weighting remaining consistent between North Dakota and Montana in the comparative periods. For the three months ended June 30, 2015 and 2014, the percentage of our total production located in North Dakota was 87% and 86%, respectively, with an average production tax rate of approximately 10%, as compared to a 6% average production tax rate on our production in Montana.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $21.9 million to $119.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase in DD&A expense for the three months ended June 30, 2015 was a result of production increases from our wells completed during the twelve months ended June 30, 2015. The DD&A rate for the three months ended June 30, 2015 was $26.07 per Boe compared to $24.48 per Boe for the three months ended June 30, 2014. The increase in the DD&A rate was primarily due to increased exploratory and delineation drilling in the Three Forks formation, which produced lower recoverable reserves in comparison to the Bakken formation.
Impairment of oil and gas properties. During the three months ended June 30, 2015 and 2014, we recorded non-cash impairment charges of $19.5 million and $42,000, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties not held-by-production. The impairment charge for the three months ended June 30, 2015 included $19.1 million related to acreage expiring within the next 12 months as a result of a periodic assessment because there were no current plans to drill or extend the leases prior to their expiration. For the three months ended June 30, 2014, we did not record any impairment charges as a result of periodic assessments based on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire. No impairment charges of proved oil and gas properties were recorded for the three months ended June 30, 2015 or 2014.
General and administrative (“G&A”) expenses. Our G&A expenses increased $0.8 million to $21.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. OWS and OMS G&A increased $0.8 million and $0.4 million, respectively, while G&A for our E&P segment decreased by $0.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in OWS and OMS G&A was primarily due to increased employee compensation expense due to organizational growth within these segments in the second quarter of 2015 as compared to the second quarter of 2014. As of June 30, 2015, we had 567 total full-time employees compared to 522 total full-time employees as of June 30, 2014.
Gain on sale of properties. During the three months ended June 30, 2014, we recognized a gain on sale of properties of $3.6 million for post close adjustments related to the sale of certain non-operated properties in and around our Sanish position (the “Sanish Divestiture”) in the first quarter of 2014.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $39.4 million net loss on derivative instruments, including net cash settlement receipts of $104.1 million, for the three months ended June 30, 2015, and a $65.6 million net loss on derivative instruments, including net cash settlement payments of $11.4 million for the three months ended June 30, 2014. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $1.6 million to $37.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease was primarily the result of increased interest costs capitalized, partially offset by an increase in interest expense incurred on borrowings under our revolving credit facility. Interest capitalized during the three months ended June 30, 2015 and 2014 was $4.9 million and $2.3 million, respectively. The increase in interest capitalized was due to increased accumulated capital expenditures for assets not yet placed into production in the second quarter of 2015 as compared to the second quarter of 2014. For the three months ended June 30, 2015 and 2014, the weighted average debt outstanding under our revolving credit facility was $184.7 million and $121.5 million, respectively. The weighted average interest rate incurred on the outstanding borrowings was 1.7% for each of the three months ended June 30, 2015 and 2014.
Income taxes. Income tax expense for the three months ended June 30, 2015 and 2014 was recorded at 36.7% and 37.5% of pre-tax net income, respectively. Our effective tax rates for the three months ended June 30, 2015 and 2014 continue to approximate the statutory tax rate applicable to the U.S. and the blended state rate of the states in which we conduct business.

Six months ended June 30, 2015 as compared to six months ended June 30, 2014
Lease operating expense. Lease operating expenses decreased $3.7 million to $76.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily due to lower workover costs and an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells, partially offset by higher costs associated with operating an increased number of producing wells. Lease operating expenses decreased from $10.29 per Boe for the six months ended June 30, 2014 to $8.44 per Boe for the six months ended June 30, 2015 due to the increase in oil and natural gas production and lower costs.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS. The $10.3 million decrease for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was attributable to a $11.2 million decrease in well completion costs as a result of OWS completing OPNA wells with a lower average third-party working interest in the first half of 2015 as compared to the first half of 2014 and lower well completion product sales to third parties due to OWS completing substantially all of OPNA’s operated wells. This decrease was partially offset by a $0.9 million increase in operating expenses related to midstream services.
Marketing, transportation and gathering expenses. The $2.5 million increase for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily attributable to a $1.2 million increase in oil transportation costs associated with having additional wells connected to third-party infrastructure. The transporting of volumes through third-party oil gathering pipelines increases marketing transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead. In addition, there was an increase in gas gathering charges related to additional well connections on OMS infrastructure and a $0.5 million increase due to the change in non-cash valuation adjustments on our pipeline imbalances.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.6% and 9.7%, respectively for the six months ended June 30, 2015 and 2014. The production tax rate remained stable for the six months ended June 30, 2015 and 2014 primarily due to our production weighting remaining consistent between North Dakota and Montana in the comparative periods. For the six months ended June 30, 2015 and 2014, the percentage of our total production located in North Dakota was 87% and 86%, respectively, with an average production tax rate of approximately 10%, as compared to a 5% average production tax rate on our production in Montana.
Depreciation, depletion, and amortization. DD&A expense increased $49.1 million to $237.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in DD&A expense for the six months ended June 30, 2015 was a result of production increases from our wells completed during the twelve months ended June 30, 2015. The DD&A rate for the six months ended June 30, 2015 was $26.08 per Boe compared to $24.08 per Boe for the six months ended June 30, 2014. The increase in the DD&A rate was primarily due to increased exploratory and delineation drilling in the Three Forks formation, which produced lower recoverable reserves in comparison to the Bakken formation.
Impairment of oil and gas properties. During the six months ended June 30, 2015 and 2014, we recorded non-cash impairment charges of $24.8 million and $0.8 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties not held-by-production. The impairment charge for the six months ended June 30, 2015 included $20.3 million related to acreage expiring in 2015 and the first half of 2016 as a result of a periodic assessment because there were no current plans to drill or extend the leases prior to their expiration. For the six months ended June 30, 2014, we did not record any impairment charges as a result of periodic assessments based on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire. No impairment charges of proved oil and gas properties were recorded for the six months ended June 30, 2015 or 2014.
General and administrative expenses. Our G&A expenses increased $0.6 million for the six months ended June 30, 2015 from $44.3 million for the six months ended June 30, 2014. E&P and OMS G&A increased by $1.5 million and $0.7 million, respectively, while G&A for our OWS segment decreased $1.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in E&P and OMS G&A was primarily due to increased employee compensation expense due to our organizational growth and increased amortization of our restricted stock awards and performance share units period over period. The decrease in OWS G&A was primarily due to OWS completing OPNA wells with a lower average third-party working interest in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. As of June 30, 2015, we had 567 total full-time employees compared to 522 total full-time employees as of June 30, 2014.
Gain on sale of properties. During the six months ended June 30, 2014, we recognized a gain on sale of properties of $187.0 million for the Sanish Divestiture.

Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $7.6 million net gain on derivative instruments, including net cash settlement receipts of $213.3 million, for the six months ended June 30, 2015, and an $83.2 million net loss on derivative instruments, including net cash settlement payments of $13.6 million for the six months ended June 30, 2014. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $3.0 million to $76.2 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease was primarily the result of increased interest costs capitalized, partially offset by an increase in the interest expense incurred on borrowings under our revolving credit facility. Interest capitalized during the six months ended June 30, 2015 and 2014 was $8.8 million and $3.8 million, respectively. The increase in interest capitalized was due to increased accumulated capital expenditures for assets not yet placed into production in the first half of 2015 as compared to the first half of 2014. For the six months ended June 30, 2015 and 2014, the weighted average debt outstanding under our revolving credit facility was $639.0 million and $188.4 million, respectively, and the weighted average interest rate incurred on the outstanding borrowings was 1.8% and 1.7%, respectively.
Income taxes. Income tax expense for the six months ended June 30, 2015 and 2014 was recorded at 34.9% and 37.4% of pre-tax net income, respectively. While our 2014 rate was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which we conduct business, our effective tax rate for the six months ended June 30, 2015 was lower due to permanent differences between the compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes and the impact of a reduction in the North Dakota statutory tax rate in the second quarter of 2015.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been proceeds from our senior unsecured notes, borrowings under our revolving credit facility, proceeds from public equity offerings, cash flows from operations, the sale of non-core oil and gas properties and cash settlements of derivative contracts. Our primary uses of capital have been for the acquisition and development of oil and natural gas properties. We continually monitor potential capital sources, including equity and debt financings and potential asset monetizations, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the six months ended June 30, 2015 and 2014 are presented below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$229,886	$486,254
Net cash used in investing activities	(374,500)	(312,052)
Net cash provided by (used in) financing activities	112,487	(239,146)
Decrease in cash and cash equivalents	$(32,127)	$(64,944)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. Prices for oil declined significantly in the fourth quarter of 2014 and into 2015, which has substantially decreased our cash flows provided by operating activities. The decline in operating cash flows caused by lower oil prices is partially offset by cash flows from our derivative contracts. On March 9, 2015, we completed a public equity offering resulting in net proceeds of $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we used to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes. Our existing revolving credit facility provides additional liquidity, and after the borrowing base redetermination on April 13, 2015, our aggregate elected commitment amount increased from $1,500.0 million to $1,525.0 million. We believe we have adequate liquidity to fund our planned 2015 capital expenditures and to meet our future obligations. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Cash flows provided by operating activities
Net cash provided by operating activities was $229.9 million and $486.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flows provided by operating activities for the period ended June 30, 2015 as compared to 2014 was primarily the result of lower realized oil and natural gas sales prices coupled with decreases in well completion product sales to third parties and well completion revenue, offset by our 16% increase in oil and natural gas production and increases in salt water transport, salt water disposal and fresh water sales.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $167.6 million at June 30, 2015. We believe we have adequate liquidity to meet our working capital requirements. As of June 30, 2015, we had $1,378.5 million of liquidity available, including $13.7 million in cash and cash equivalents and $1,364.8 million of unused borrowing base committed capacity available under our revolving credit facility. At June 30, 2014, we had a working capital deficit of $217.5 million.
Cash flows used in investing activities
Net cash used in investing activities was $374.5 million and $312.1 million during the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities during the six months ended June 30, 2015 was primarily attributable to $586.7 million in capital expenditures primarily for drilling and development costs, partially offset by $213.3 million of derivative settlements received as a result of lower crude oil pricing. Net cash used in investing activities during the six months ended June 30, 2014 was primarily attributable to $606.9 million in capital expenditures primarily for drilling and development costs, partially offset by proceeds of $324.9 million related to the Sanish Divestiture.
Our capital expenditures are summarized in the following table:

Six Months Ended June 30, 2015
(In thousands)
Capital expenditures by business segment:
E&P	$331,711
OMS	75,147
OWS	21,686
Other capital expenditures(1)	12,969
Total capital expenditures(2)	$441,513
 ___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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
While we have budgeted $705 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. With our current pace of completions coupled with our lower well costs as of June 30, 2015, we are currently planning to invest approximately $670 million in total capital expenditures during 2015, as compared to our approved budget of $705 million. We believe that cash on hand, cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our revolving credit facility should be sufficient to fund our 2015 capital expenditure budget. However, because the operated wells funded by our 2015 drilling plan represent only a small percentage of our gross potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
Our capital budget may be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil prices remain low for an extended period of time or continue to decline, we could defer a significant portion of our budgeted capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. We actively review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Cash flows provided by and used in financing activities
Net cash provided by financing activities was $112.5 million for the six months ended June 30, 2015, and net cash used in financing activities was $239.1 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, cash provided by financing activities was primarily due to net proceeds from the issuance of our common stock and proceeds from borrowings under our revolving credit facility, partially offset by principal payments on our revolving credit facility. Net cash used in financing activities during the six months ended June 30, 2014 was primarily attributable to principal payments on our revolving credit facility, partially offset by proceeds from borrowings under our revolving credit facility. For both the six months ended June 30, 2015 and 2014, cash was used in financing activities for the purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
Sale of common stock. On March 9, 2015, we completed a public offering of 36,800,000 shares of our common stock at an offering price of $12.80 per share. We used the net proceeds from the offering of $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes.
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
Senior secured revolving line of credit. On April 5, 2013, we entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which had a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, we entered into our third amendment to the Second Amended Credit Facility, which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to the maturity of the 2019 Notes. In connection with this amendment, the lenders under our Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a decrease to the borrowing base from $2,000.0 million to $1,700.0 million. We increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of June 30, 2015.
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
As of June 30, 2015, we had $155.0 million of borrowings and $5.2 million outstanding letters of credit under our Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,364.8 million.
The Second Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under our Second Amended Credit Facility to be immediately due and payable. As of June 30, 2015, we were in compliance with the financial covenants of our Second Amended Credit Facility. While we expect to draw on the Second Amended Credit Facility in 2015 to fund capital expenditures, we do not expect to violate any financial covenants.
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

The following table presents reconciliations of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(53,230)	$38,833	$(71,271)	$208,786
Gain on sale of properties	—	(3,640)	—	(187,033)
Net (gain) loss on derivative instruments	39,424	65,570	(7,648)	83,173
Derivative settlements(1)	104,077	(11,405)	213,336	(13,644)
Interest expense, net of capitalized interest	37,405	38,990	76,189	79,148
Depreciation, depletion and amortization	119,218	97,276	237,696	188,548
Impairment of oil and gas properties	19,516	42	24,837	804
Rig termination	2,815	—	3,895	—
Exploration expenses	1,082	475	1,925	855
Stock-based compensation expenses	6,057	5,173	13,663	9,678
Income tax (benefit) expense	(30,845)	23,287	(38,221)	124,806
Other non-cash adjustments	(97)	118	(101)	(628)
Adjusted EBITDA	$245,422	$254,719	$454,300	$494,493

Net cash provided by operating activities	$141,525	$277,987	$229,886	$486,254
Derivative settlements(1)	104,077	(11,405)	213,336	(13,644)
Interest expense, net of capitalized interest	37,405	38,990	76,189	79,148
Rig termination	2,815	—	3,895	—
Exploration expenses	1,082	475	1,925	855
Deferred financing costs amortization and other	(3,404)	(1,733)	(5,059)	(3,220)
Current tax expense	—	3,345	—	6,111
Changes in working capital	(37,981)	(53,058)	(65,771)	(60,383)
Other non-cash adjustments	(97)	118	(101)	(628)
Adjusted EBITDA	$245,422	$254,719	$454,300	$494,493
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

The following tables present reconciliations of the GAAP financial measure of income before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

	Exploration and Production
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) before income taxes	$(99,164)	$49,221	$(133,172)	$314,507
Gain on sale of properties	—	(3,640)	—	(187,033)
Net (gain) loss on derivative instruments	39,424	65,570	(7,648)	83,173
Derivative settlements(1)	104,077	(11,405)	213,336	(13,644)
Interest expense, net of capitalized interest	37,405	38,990	76,189	79,148
Depreciation, depletion and amortization	118,049	96,477	235,589	186,705
Impairment of oil and gas properties	19,516	42	24,837	804
Rig termination	2,815	—	3,895	—
Exploration expenses	1,082	475	1,925	855
Stock-based compensation expenses	5,973	5,094	13,515	9,522
Other non-cash adjustments	(97)	118	(101)	(628)
Adjusted EBITDA	$229,080	$240,942	$428,365	$473,409
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

	Well Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income before income taxes	$9,030	$16,318	$18,638	$29,822
Depreciation, depletion and amortization	5,008	3,124	9,526	5,759
Stock-based compensation expenses	443	406	986	659
Adjusted EBITDA	$14,481	$19,848	$29,150	$36,240

	Midstream Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income before income taxes	$15,922	$6,096	$25,211	$10,728
Depreciation, depletion and amortization	1,375	883	2,561	1,734
Stock-based compensation expenses	119	—	323	—
Adjusted EBITDA	$17,416	$6,979	$28,095	$12,462

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

The following table presents reconciliations of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss)	$(53,230)	$38,833	$(71,271)	$208,786
Gain on sale of properties	—	(3,640)	—	(187,033)
Net (gain) loss on derivative instruments	39,424	65,570	(7,648)	83,173
Derivative settlements(1)	104,077	(11,405)	213,336	(13,644)
Impairment of oil and gas properties	19,516	42	24,837	804
Rig termination	2,815	—	3,895	—
Other non-cash adjustments	(97)	118	(101)	(628)
Tax impact(2)	(60,804)	(19,000)	(81,795)	43,896
Adjusted Net Income	$51,701	$70,518	$81,253	$135,354

Diluted earnings per share	$(0.39)	$0.39	$(0.58)	$2.08
Gain on sale of properties	—	(0.04)	—	(1.86)
Net (gain) loss on derivative instruments	0.29	0.65	(0.06)	0.83
Derivative settlements(1)	0.76	(0.11)	1.73	(0.14)
Impairment of oil and gas properties	0.14	—	0.20	0.01
Rig termination	0.02	—	0.03	—
Other non-cash adjustments	—	—	—	(0.01)
Tax impact(2)	(0.44)	(0.19)	(0.66)	0.44
Adjusted Diluted Earnings Per Share	$0.38	$0.70	$0.66	$1.35

Diluted weighted average shares outstanding	136,859	100,260	123,157	100,328

Effective tax rate	36.7%	37.5%	34.9%	37.4%
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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2014 Annual Report.
Recent accounting pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP and is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that adopting this new guidance will have on our financial position, cash flows and results of operations.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2015, we utilized two-way costless collar options, swaps and deferred premium puts to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). For the deferred premium puts, we agree to pay a premium to the counterparty at the time of settlement. At settlement, if WTI is below the floor price of the put, we receive the difference between the floor price and WTI multiplied by the contract volumes, less the premium. If WTI settles at or above the floor price of the put, we pay only the premium.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of June 30, 2015:

						Weighted Average Deferred Premium
Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2015	Two-way collars	975,000		$86.25	$103.15		$25,462
2015	Swaps	4,089,000	$75.76				63,667
2015	Deferred premium puts	180,000		$90.00		$2.55	5,201
2016	Two-way collars	155,000		$86.00	$103.42		3,874
2016	Swaps	2,628,000	$66.08				11,510
2017	Swaps	93,000	$63.94				105
							$109,819
Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at June 30, 2015. At June 30, 2015, we had $155.0 million of borrowings and $5.2 million letters of credit outstanding under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At June 30, 2015, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at June 30, 2015.
Most of the counterparties on our derivative instruments currently in place are Lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into future derivative instruments with these or other Lenders under our Second Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $109.8 million at June 30, 2015.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer; Chief Financial Officer (“CFO”), our principal financial officer; and Chief Accounting Officer (“CAO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO, CFO and CAO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at June 30, 2015.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2015:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2015	1,786	$14.73	—	—
May 1 - May 31, 2015	1,841	17.79	—	—
June 1 - June 30, 2015	2,780	16.89	—	—
Total	6,407	$16.55	—	—
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

10.1
Third Amendment to Second Amended and Restated Credit Agreement dated as of April 13, 2015 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 14, 2015, and incorporated herein by reference).

10.2**
First Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 6, 2015, and incorporated herein by reference).

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

OASIS PETROLEUM INC.

Date:	August 5, 2015	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Roy W. Mace
Roy W. Mace
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Third Amendment to Second Amended and Restated Credit Agreement dated as of April 13, 2015 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 14, 2015, and incorporated herein by reference).

10.2**
First Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 6, 2015, and incorporated herein by reference).

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