Form 10-Q
period 2015-09-30
Oasis Petroleum Inc.
filed 2015-11-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at October 30, 2015: 139,117,892 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$12,265	$45,811
Accounts receivable — oil and gas revenues	101,977	130,934
Accounts receivable — joint interest partners	96,205	175,537
Inventory	12,929	21,354
Prepaid expenses	8,517	14,273
Derivative instruments	130,747	302,159
Other current assets	1,010	6,539
Total current assets	363,650	696,607
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,337,945	5,966,140
Other property and equipment	436,052	313,439
Less: accumulated depreciation, depletion, amortization and impairment	(1,466,422)	(1,092,793)
Total property, plant and equipment, net	5,307,575	5,186,786
Derivative instruments	4,699	13,348
Deferred financing costs and other assets	49,184	41,671
Total assets	$5,725,108	$5,938,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,505	$20,958
Revenues and production taxes payable	152,585	209,890
Accrued liabilities	177,134	410,379
Accrued interest payable	24,650	49,786
Deferred income taxes	35,027	97,499
Advances from joint interest partners	5,377	6,616
Other current liabilities	1,655	—
Total current liabilities	415,933	795,128
Long-term debt	2,380,000	2,700,000
Deferred income taxes	571,412	526,770
Asset retirement obligations	44,975	42,097
Derivative instruments	90	—
Other liabilities	3,216	2,116
Total liabilities	3,415,626	4,066,111
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 139,603,486 shares issued and 139,111,585 shares outstanding at September 30, 2015 and 101,627,296 shares issued and 101,341,619 shares outstanding at December 31, 2014	1,376	1,001
Treasury stock, at cost: 491,901 and 285,677 shares at September 30, 2015 and December 31, 2014, respectively	(13,442)	(10,671)
Additional paid-in capital	1,490,995	1,007,202
Retained earnings	830,553	874,769
Total stockholders’ equity	2,309,482	1,872,301
Total liabilities and stockholders’ equity	$5,725,108	$5,938,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$175,270	$344,706	$563,239	$1,030,735
Well services and midstream revenues	21,965	23,953	44,429	59,821
Total revenues	197,235	368,659	607,668	1,090,556
Operating expenses
Lease operating expenses	35,670	44,361	112,556	124,903
Well services and midstream operating expenses	10,023	14,922	19,370	34,611
Marketing, transportation and gathering expenses	8,465	7,306	23,313	19,606
Production taxes	16,676	34,584	53,915	100,880
Depreciation, depletion and amortization	123,734	106,972	361,430	295,520
Exploration expenses	327	1,100	2,252	1,955
Rig termination	—	—	3,895	—
Impairment of oil and gas properties	80	1,439	24,917	2,243
General and administrative expenses	22,358	23,915	67,190	68,186
Total operating expenses	217,333	234,599	668,838	647,904
Gain on sale of properties	172	43	172	187,076
Operating income (loss)	(19,926)	134,103	(60,998)	629,728
Other income (expense)
Net gain on derivative instruments	103,637	103,426	111,285	20,253
Interest expense, net of capitalized interest	(36,513)	(39,420)	(112,702)	(118,568)
Other income (expense)	249	(38)	370	250
Total other income (expense)	67,373	63,968	(1,047)	(98,065)
Income (loss) before income taxes	47,447	198,071	(62,045)	531,663
Income tax benefit (expense)	(20,392)	(76,484)	17,829	(201,290)
Net income (loss)	$27,055	$121,587	$(44,216)	$330,373
Earnings (loss) per share:
Basic (Note 12)	$0.20	$1.22	$(0.35)	$3.32
Diluted (Note 12)	0.20	1.21	(0.35)	3.29
Weighted average shares outstanding:
Basic (Note 12)	137,014	99,715	127,827	99,647
Diluted (Note 12)	137,014	100,306	127,827	100,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2014	101,342	$1,001	286	$(10,671)	$1,007,202	$874,769	$1,872,301
Issuance of common stock	36,800	368	—	—	462,465	—	462,833
Stock-based compensation	1,176	—	—	—	21,335	—	21,335
Vesting of restricted shares	—	7	—	—	(7)	—	—
Treasury stock – tax withholdings	(206)	—	206	(2,771)	—	—	(2,771)
Net loss	—	—	—	—	—	(44,216)	(44,216)
Balance as of September 30, 2015	139,112	$1,376	492	$(13,442)	$1,490,995	$830,553	$2,309,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(44,216)	$330,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	361,430	295,520
Gain on sale of properties	(172)	(187,076)
Impairment of oil and gas properties	24,917	2,243
Deferred income taxes	(17,829)	197,548
Derivative instruments	(111,285)	(20,253)
Stock-based compensation expenses	19,629	15,755
Deferred financing costs amortization and other	7,468	5,209
Working capital and other changes:
Change in accounts receivable	108,309	(62,581)
Change in inventory	8,425	(4,089)
Change in prepaid expenses	638	(3,179)
Change in other current assets	5,529	(1,581)
Change in other assets	—	(3,069)
Change in accounts payable and accrued liabilities	(84,133)	108,788
Change in other current liabilities	1,655	—
Change in other liabilities	(28)	(116)
Net cash provided by operating activities	280,337	673,492
Cash flows from investing activities:
Capital expenditures	(740,633)	(998,889)
Proceeds from sale of properties	78	324,938
Costs related to sale of properties	—	(2,337)
Derivative settlements	291,436	(24,773)
Advances from joint interest partners	(1,239)	(6,053)
Net cash used in investing activities	(450,358)	(707,114)
Cash flows from financing activities:
Proceeds from sale of common stock	462,833	—
Proceeds from revolving credit facility	618,000	370,000
Principal payments on revolving credit facility	(938,000)	(355,570)
Deferred financing costs	(3,587)	(99)
Purchases of treasury stock	(2,771)	(5,240)
Other	—	(176)
Net cash provided by financing activities	136,475	8,915
Decrease in cash and cash equivalents	(33,546)	(24,707)
Cash and cash equivalents:
Beginning of period	45,811	91,901
End of period	$12,265	$67,194
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(233,913)	$99,103
Change in asset retirement obligations	3,405	5,134
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
As an oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. Crude oil prices declined significantly in the latter part of 2014 and have remained low while experiencing high volatility in 2015. As a result of lower oil prices, the Company significantly decreased its 2015 capital expenditures as compared to 2014 and is currently concentrating its drilling activities in certain areas that are the most economic in the Williston Basin. An extended period of low prices for oil could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2014 Annual Report.

Recent Accounting Pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
Going concern. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this guidance will not impact the Company’s financial position, cash flows or results of operations, but could result in additional disclosures.
Extraordinary items. In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 removes the concept of extraordinary items from GAAP. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.
Debt issuance costs. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount, but it does not affect the recognition or measurement of debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis for all prior periods presented. The Company expects that the adoption of this guidance will only impact the presentation of its balance sheet. As of September 30, 2015 and December 31, 2014, the Company had capitalized, unamortized debt issuance costs associated with debt liabilities other than line-of-credit arrangements of $25.9 million and $29.3 million, respectively, included in deferred financing costs and other assets on its Condensed Consolidated Balance Sheet. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which confirms that line-of-credit arrangements are not in the scope of ASU 2015-03. ASU 2015-15 states that, for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrrowings under the line-of-credit arrangement.
Inventory. In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the inventory measurement principle from lower of cost or market to lower of cost and net realizable value for entities using the first-in, first out (FIFO) or average cost methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
Business combinations. In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of measurement period adjustments on current and prior periods be recognized in the reporting period in which the adjustment amount is determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
3. Inventory
Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Crude oil inventory includes oil in tank and linefill. Inventory is stated at the lower of cost or market value with cost determined on an average cost method. Inventory consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Equipment and materials	$5,569	$14,225
Crude oil inventory	7,360	7,129
Total inventory	$12,929	$21,354
4. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2015	December 31, 2014
	(In thousands)
Proved oil and gas properties(1)	$5,669,125	$5,156,875
Less: Accumulated depreciation, depletion, amortization and impairment	(1,393,283)	(1,043,121)
Proved oil and gas properties, net	4,275,842	4,113,754
Unproved oil and gas properties	668,820	809,265
Total oil and gas properties, net	4,944,662	4,923,019
Other property and equipment	436,052	313,439
Less: Accumulated depreciation	(73,139)	(49,672)
Other property and equipment, net	362,913	263,767
Total property, plant and equipment, net	$5,307,575	$5,186,786
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $38.4 million and $36.9 million at September 30, 2015 and December 31, 2014, respectively.
Impairment. As a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $0.1 million and $24.9 million for the three and nine months ended September 30, 2015, respectively, and $1.4 million and $2.2 million for the three and nine months ended September 30, 2014, respectively. The impairment charges for the nine months ended September 30, 2015 included $16.4 million related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. For the three months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company did not record similar impairment charges based on its ability to actively manage and prioritize its capital expenditures to drill leases and to make payments to extend leases that would have otherwise expired. No impairment charges on proved oil and gas properties were recorded for the three and nine months ended September 30, 2015 or 2014.
Divestiture. On March 5, 2014, the Company completed the sale of certain non-operated properties in and around its Sanish position for cash proceeds of $324.9 million, which included customary post close adjustments. The Company recognized a $187.0 million gain on sale of properties in its Consolidated Statement of Operations for the year ended December 31, 2014.
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

	At fair value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 6)	—	135,446	—	135,446
Total assets	$742	$135,446	$—	$136,188
Liabilities:
Commodity derivative instruments (see Note 6)	$—	$90	$—	$90
Total liabilities	$—	$90	$—	$90

	At fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 6)	—	315,507	—	315,507
Total assets	$742	$315,507	$—	$316,249
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at September 30, 2015 and December 31, 2014. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars and swaps. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.2 million and $0.6 million at September 30, 2015 and December 31, 2014, respectively.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At September 30, 2015, the Company’s cash equivalents were all Level 1 assets.
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at September 30, 2015 was $2,380.0 million, which includes $2,200.0 million of senior unsecured notes and $180.0 million of borrowings under the revolving credit facility (see Note 7 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $1,771.3 million at September 30, 2015.
Non-Financial Assets and Liabilities
Asset retirement obligations. The carrying amount of ARO in the Company’s Condensed Consolidated Balance Sheet at September 30, 2015 was $45.6 million (see Note 8 – Asset Retirement Obligations). The Company determines its ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its proved oil and natural gas properties then compares such undiscounted future cash flows to the carrying amount of the proved oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. No impairment charges on proved oil and natural gas properties were recorded for the three and nine months ended September 30, 2015 or 2014.
6. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of September 30, 2015, the Company utilized two-way costless collar options and swaps to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor).
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
As of September 30, 2015, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices			Fair Value
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)			(In thousands)
2015	Two-way collars	455,000		$86.00	$103.42	$18,790
2015	Swaps	2,093,000	$73.35			57,933
2016	Two-way collars	155,000		$86.00	$103.42	6,133
2016	Swaps	5,643,000	$57.75			51,499
2017	Swaps	372,000	$53.84			1,001
						$135,356
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet for the periods presented:

		Fair Value Asset (Liability)
Commodity	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In thousands)
Crude oil	Derivative instruments — current assets	$130,747	$302,159
Crude oil	Derivative instruments — non-current assets	4,699	13,348
Crude oil	Derivative instruments — non-current liabilities	(90)	—
Total derivative instruments		$135,356	$315,507
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statement of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Location	2015	2014	2015	2014
	(In thousands)
Net gain on derivative instruments	$103,637	$103,426	$111,285	$20,253
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
The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of September 30, 2015	$153,394	$(17,948)	$135,446
As of December 31, 2014	331,121	(15,614)	315,507

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of September 30, 2015	$18,038	$(17,948)	$90
As of December 31, 2014	15,614	(15,614)	—

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
Prior to certain dates, the Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at September 30, 2015 and December 31, 2014.
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

Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which had a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, the Company entered into its third amendment to the Second Amended Credit Facility (the “Third Amendment”), which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to their maturity. In connection with the Third Amendment, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a borrowing base decrease from $2,000.0 million to $1,700.0 million. The Company increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. The Lenders’ aggregate commitment can be increased to the full $1,700.0 million borrowing base by increasing the commitment of one or more Lenders. The Third Amendment also increased the Lenders in the bank group to 18 financial institutions supporting the Company’s borrowing base facility. The overall senior secured line of credit under the Second Amended Credit Facility is $2,500.0 million as of September 30, 2015.
Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% of the reserve value as determined by reserve reports.
Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of September 30, 2015, any outstanding LIBOR and ABR loans bore their respective interest rates plus the applicable margin indicated in the following table:

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

On a quarterly basis, the Company pays a 0.375% (as of September 30, 2015) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of September 30, 2015, the Second Amended Credit Facility contained covenants that included, among others:

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
As of September 30, 2015, the Company had $180.0 million of LIBOR loans and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,339.8 million. As of September 30, 2015 and December 31, 2014, the weighted average interest rate on borrowings outstanding under the Second Amended Credit Facility was 1.7% and 1.9%, respectively. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of September 30, 2015.
Deferred financing costs. As of September 30, 2015, the Company had $33.6 million of deferred financing costs related to the Notes and the Second Amended Credit Facility. The deferred financing costs are included in deferred financing costs and other assets on the Company’s Condensed Consolidated Balance Sheet at September 30, 2015 and are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Amortization of deferred financing costs recorded for the three and nine months ended September 30, 2015 was $1.6 million and $5.5 million, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2014, respectively. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations.
8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2015:

(In thousands)
Balance at December 31, 2014	$42,549
Liabilities incurred during period	1,233
Liabilities settled during period	(112)
Accretion expense during period(1)	1,654
Revisions to estimates	241
Balance at September 30, 2015	$45,565
___________________

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.

At September 30, 2015, the current portion of the total ARO balance was approximately $0.6 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
9. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 43.0% and 28.7%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 38.6% and 37.9%, respectively. While the 2014 rates were consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which the Company conducts business, the effective tax rate was higher for the three months ended September 30, 2015 due to lower pre-tax income and the impact of permanent differences, while the effective tax rate was lower for the nine months ended September 30, 2015 due to the Company’s pre-tax loss and the impact of permanent differences. The permanent differences were primarily between compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vestings during the three and nine months ended September 30, 2015 at stock prices lower than the grant date values. The impact of these permanent differences was partially offset by a reduction in the North Dakota statutory tax rate in the second quarter of 2015.
The Company had deferred tax assets for its federal and state tax loss carryforwards at September 30, 2015 recorded in deferred income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2015, management determined that a valuation allowance was not required for the tax loss carryforwards as they are expected to be fully utilized before expiration. As of September 30, 2015, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
10. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the closing sales price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the nine months ended September 30, 2015, the Company assumed annual forfeiture rates by employee group ranging from 0% to 16.9% based on the Company’s forfeiture history for this type of award.
During the nine months ended September 30, 2015, employees and non-employee directors of the Company were granted restricted stock awards equal to 1,234,320 shares of common stock with a $13.08 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three and nine months ended September 30, 2015 was $5.0 million and $16.8 million, respectively, and $5.2 million and $13.4 million for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the nine months ended September 30, 2015, the Company assumed annual forfeiture rates by employee group ranging from 2.4% to 4.9% based on the Company’s forfeiture history for the officer employee groups receiving PSUs.
During the nine months ended September 30, 2015, officers of the Company were granted 425,590 PSUs with an $11.20 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three and nine months ended September 30, 2015 was $1.0 million and $2.9 million, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2014, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the nine months ended September 30, 2015:

Forecast period (years)	4.00
Risk-free interest rate	0.99%
Oasis stock price volatility	50.11%
For the PSUs granted during the nine months ended September 30, 2015, the Monte Carlo simulation model resulted in 86% of PSUs expected to be earned over the extended performance period.
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
The following is a calculation of the basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Basic weighted average common shares outstanding	137,014	99,715	127,827	99,647
Dilution effect of stock awards at end of period(1)	—	591	—	709
Diluted weighted average common shares outstanding	137,014	100,306	127,827	100,356
Anti-dilutive stock-based compensation awards	2,787	1,067	2,939	927
___________________

(1)	No unvested stock awards were included in computing earnings (loss) per share for the three and nine months ended September 30, 2015 because the effect was anti-dilutive.

13. Business Segment Information

The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties and includes the complementary marketing services provided by OPM. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. In the first quarter of 2012, the Company began its well services business segment (OWS) to perform completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services, well completion product sales and tool rentals. In the first quarter of 2013, the Company formed its midstream services business segment (OMS) to perform salt water gathering and disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from salt water transport, salt water disposal and fresh water sales. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. These segments represent the Company’s three current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization. The following table summarizes financial information for the Company’s business segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2015:
Revenues from non-affiliates	$175,270	$15,381	$6,584	$—	$197,235
Inter-segment revenues	—	33,554	23,228	(56,782)	—
Total revenues	175,270	48,935	29,812	(56,782)	197,235
Operating income (loss)	(38,289)	10,936	18,828	(11,401)	(19,926)
Other income (expense)	67,359	14	—	—	67,373
Income before income taxes	$29,070	$10,950	$18,828	$(11,401)	$47,447

Three months ended September 30, 2014:
Revenues from non-affiliates	$344,706	$20,925	$3,028	$—	$368,659
Inter-segment revenues	—	66,298	10,596	(76,894)	—
Total revenues	344,706	87,223	13,624	(76,894)	368,659
Operating income	126,184	23,388	5,126	(20,595)	134,103
Other income (expense)	63,968	—	—	—	63,968
Income before income taxes	$190,152	$23,388	$5,126	$(20,595)	$198,071

Nine months ended September 30, 2015:
Revenues from non-affiliates	$563,239	$27,308	$17,121	$—	$607,668
Inter-segment revenues	—	131,220	58,994	(190,214)	—
Total revenues	563,239	158,528	76,115	(190,214)	607,668
Operating income (loss)	(103,065)	29,554	44,083	(31,570)	(60,998)
Other income (expense)	(1,037)	34	(44)	—	(1,047)
Income (loss) before income taxes	$(104,102)	$29,588	$44,039	$(31,570)	$(62,045)

Nine months ended September 30, 2014:
Revenues from non-affiliates	$1,030,735	$51,630	$8,191	$—	$1,090,556
Inter-segment revenues	—	146,447	28,264	(174,711)	—
Total revenues	1,030,735	198,077	36,455	(174,711)	1,090,556
Operating income	602,797	53,137	15,854	(42,060)	629,728
Other income (expense)	(98,140)	75	—	—	(98,065)

Income before income taxes	$504,657	$53,212	$15,854	$(42,060)	$531,663

As of September 30, 2015:
Property, plant and equipment, net	$5,130,061	$66,058	$261,989	$(150,533)	$5,307,575
Total assets	5,541,674	421,642	378,284	(616,492)	5,725,108
As of December 31, 2014:
Property, plant and equipment, net	$5,074,588	$58,767	$172,394	$(118,963)	$5,186,786
Total assets	5,802,295	281,844	212,685	(358,412)	5,938,412
14. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of September 30, 2015. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment at September 30, 2015 were $28.7 million.
Drilling contracts. As a result of its lowered 2015 capital expenditure program, the Company elected to early terminate certain drilling rig contracts and recorded a rig termination expense of $3.9 million in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015. The Company did not elect to early terminate any drilling rig contracts during the nine months ended September 30, 2014.
As of September 30, 2015, the Company had certain drilling rig contracts with initial terms greater than one year. In the event of early termination under these contracts, the Company would be obligated to pay approximately $5.3 million as of September 30, 2015 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of September 30, 2015, the Company had certain agreements with an aggregate requirement to deliver a minimum quantity of approximately 29.2 MMBbl and 4.1 Bcf, prior to any applicable volume credits, within specified timeframes, all of which are less than ten years. Future commitments under these agreements were approximately $193.8 million as of September 30, 2015.
Purchase agreements. As of September 30, 2015, the Company had certain agreements for the purchase of fresh water with an aggregate future commitment of approximately $38.6 million.
Cost sharing agreements. As of September 30, 2015, the Company had certain agreements to share the cost to construct and install electrical facilities. The Company’s estimated future commitment under these agreements was $2.3 million as of September 30, 2015.
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
On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) carrying crude oil (the “Train”) derailed in Lac-Mégantic, Quebec. In March 2014, Oasis Petroleum Inc. and OP LLC were added to a group of over fifty named defendants, including other crude oil producers as well as the Canadian Pacific Railway, MMA and certain of its affiliates, owners and transloaders of the crude oil carried by the Train, several lessors of tank cars, and the Attorney General of Canada, in a motion filed in the Quebec Superior Court to authorize a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs for claims arising out of the derailment of the Train (Yannick Gagne, etc., et al. v. Rail World, Inc., etc., et al., Case No. 48006000001132) (the “Class-Action”). The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil. The Company believes that all claims against Oasis Petroleum Inc. and OP LLC in connection with the derailment of the Train in Lac-Mégantic, Quebec are without merit.
On August 7, 2013, MMA filed for bankruptcy protection in the Quebec Superior Court and the United States Bankruptcy Court in Bangor, Maine (together, the “Bankruptcy Actions”). The trustees appointed in the Bankruptcy Actions have negotiated settlement agreements with the majority of the named defendants in the Class-Action, including Oasis Petroleum Inc. and OP LLC. The Quebec Superior Court and the United States Bankruptcy Court have issued orders approving the settlement agreements which were pending before them, but such orders have not yet become final and are subject to appeal. If the orders become final, pursuant to the settlement agreements, Oasis Petroleum Inc. and OP LLC have agreed to contribute to the compensation fund established for those suffering losses as a result of the Lac-Megantic derailment. The Company has determined that such contributions are fully covered by the Company’s insurance policies. Furthermore, the settlement agreements would bar future litigation against Oasis Petroleum Inc. and OP LLC in Canada and the United States arising out of the Lac-Megantic derailment.

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

Condensed Consolidating Balance Sheet

	September 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$757	$11,508	$—	$12,265
Accounts receivable	16	198,166	—	198,182
Accounts receivable – affiliates	1,258	221,784	(223,042)	—
Inventory	—	12,929	—	12,929
Prepaid expenses	417	8,100		8,517
Other current assets	—	131,757	—	131,757
Oil and gas properties (successful efforts method)	—	6,337,945	—	6,337,945
Other property and equipment	—	436,052	—	436,052
Accumulated depreciation, depletion, amortization and impairment	—	(1,466,422)	—	(1,466,422)
Investments in and advances to subsidiaries	4,526,226	—	(4,526,226)	—
Other long-term assets	227,143	27,849	(201,109)	53,883
Total assets	$4,755,817	$5,919,668	$(4,950,377)	$5,725,108
LIABILITIES AND EQUITY
Accounts payable – affiliates	221,784	1,258	(223,042)	—
Other current liabilities	24,551	391,382	—	415,933
Long-term debt	2,200,000	180,000	—	2,380,000
Other long-term liabilities	—	820,802	(201,109)	619,693
Common stock	1,376	—	—	1,376
Other stockholders’ equity	2,308,106	4,526,226	(4,526,226)	2,308,106
Total liabilities and stockholders’ equity	$4,755,817	$5,919,668	$(4,950,377)	$5,725,108

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$776	$45,035	$—	$45,811
Accounts receivable	—	306,471	—	306,471
Accounts receivable – affiliates	781	91,459	(92,240)	—
Prepaid expenses	297	13,976	—	14,273
Other current assets	—	330,052	—	330,052
Oil and gas properties (successful efforts method)	—	5,966,140	—	5,966,140
Other property and equipment	—	313,439	—	313,439
Accumulated depreciation, depletion, amortization and impairment	—	(1,092,793)	—	(1,092,793)
Investments in and advances to subsidiaries	4,032,494	—	(4,032,494)	—
Other long-term assets	178,752	25,584	(149,317)	55,019
Total assets	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412
LIABILITIES AND EQUITY
Accounts payable	$—	$20,958	$—	$20,958
Accounts payable – affiliates	91,459	781	(92,240)	—
Other current liabilities	49,340	724,830	—	774,170
Long-term debt	2,200,000	500,000	—	2,700,000
Other long-term liabilities	—	720,300	(149,317)	570,983
Total stockholders’ equity	1,872,301	4,032,494	(4,032,494)	1,872,301
Total liabilities and stockholders’ equity	$4,213,100	$5,999,363	$(4,274,051)	$5,938,412

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$197,235	$—	$197,235
Total operating expenses	(5,903)	(211,430)	—	(217,333)
Gain on sale of properties	—	172	—	172
Operating loss	(5,903)	(14,023)	—	(19,926)
Equity in earnings of subsidiaries	49,899	—	(49,899)	—
Interest expense, net of capitalized interest	(34,020)	(2,493)	—	(36,513)
Other income (expense)	1	103,885	—	103,886
Income before income taxes	9,977	87,369	(49,899)	47,447
Income tax benefit (expense)	17,078	(37,470)	—	(20,392)
Net income	$27,055	$49,899	$(49,899)	$27,055

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$368,659	$—	$368,659
General and administrative expenses	(6,373)	(17,542)	—	(23,915)
Other operating expenses	—	(210,684)	—	(210,684)
Gain on sale of properties	—	43	—	43
Operating income (loss)	(6,373)	140,476	—	134,103
Equity in earnings of subsidiaries	148,357	—	(148,357)	—
Interest expense, net of capitalized interest	(36,724)	(2,696)	—	(39,420)
Other income (expense)	—	103,388	—	103,388
Income before income taxes	105,260	241,168	(148,357)	198,071
Income tax benefit (expense)	16,327	(92,811)	—	(76,484)
Net income	$121,587	$148,357	$(148,357)	$121,587

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$607,668	$—	$607,668
General and administrative expenses	(20,847)	(46,343)	—	(67,190)
Other operating expenses	—	(601,648)	—	(601,648)
Gain on sale of properties	—	172	—	172
Operating loss	(20,847)	(40,151)	—	(60,998)
Equity in earnings of subsidiaries	28,269	—	(28,269)	—
Interest expense, net of capitalized interest	(103,435)	(9,267)	—	(112,702)
Other income (expense)	5	111,650	—	111,655
Income (loss) before income taxes	(96,008)	62,232	(28,269)	(62,045)
Income tax benefit (expense)	51,792	(33,963)	—	17,829
Net income (loss)	$(44,216)	$28,269	$(28,269)	$(44,216)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Total revenues	$—	$1,090,556	$—	$1,090,556
General and administrative expenses	(17,790)	(50,396)	—	(68,186)
Other operating expenses	—	(579,718)	—	(579,718)
Gain on sale of properties	—	187,076	—	187,076
Operating income (loss)	(17,790)	647,518	—	629,728
Equity in earnings of subsidiaries	410,775	—	(410,775)	—
Interest expense, net of capitalized interest	(110,853)	(7,715)	—	(118,568)
Other income (expense)	3	20,500	—	20,503
Income before income taxes	282,135	660,303	(410,775)	531,663
Income tax benefit (expense)	48,238	(249,528)	—	(201,290)
Net income	$330,373	$410,775	$(410,775)	$330,373

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$3,323	$277,014	$—	$280,337
Cash flows from investing activities:
Capital expenditures	—	(740,633)	—	(740,633)
Derivative settlements	—	291,436	—	291,436
Other investing activities	—	(1,161)	—	(1,161)
Net cash used in investing activities	—	(450,358)	—	(450,358)
Cash flows from financing activities:
Proceeds from sale of common stock	462,833	—	—	462,833
Proceeds from revolving credit facility	—	618,000	—	618,000
Principal payments on revolving credit facility	—	(938,000)	—	(938,000)
Other financing activities	(466,175)	459,817	—	(6,358)
Net cash provided by (used in) financing activities	(3,342)	139,817	—	136,475
Decrease in cash and cash equivalents	(19)	(33,527)	—	(33,546)
Cash and cash equivalents at beginning of period	776	45,035	—	45,811
Cash and cash equivalents at end of period	$757	$11,508	$—	$12,265

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(64,099)	$737,591	$—	$673,492
Cash flows from investing activities:
Capital expenditures	—	(998,889)	—	(998,889)
Proceeds from sale of properties	—	324,938	—	324,938
Other investing activities	—	(33,163)	—	(33,163)
Net cash used in investing activities	—	(707,114)	—	(707,114)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	370,000	—	370,000
Principal payments on revolving credit facility	—	(355,570)	—	(355,570)
Other financing activities	30,599	(36,114)	—	(5,515)
Net cash provided by (used in) financing activities	30,599	(21,684)	—	8,915
Increase (decrease) in cash and cash equivalents	(33,500)	8,793	—	(24,707)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$777	$66,417	$—	$67,194

16. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Credit facility borrowing base. On October 6, 2015, the Lenders completed their regular semi-annual redetermination of the borrowing base of the Second Amended Credit Facility, resulting in a borrowing base decrease from $1,700.0 million to $1,525.0 million, which equals the Lenders’ current aggregate elected commitment.
Consent solicitations. On October 26, 2015, the Company, the Company’s Guarantors, and U.S. Bank National Association, as trustee, entered into supplemental indentures respecting amendments (the “Amendments”) to the Indentures governing the Company’s outstanding 7.25% senior unsecured notes due 2019, 6.5% senior unsecured notes due 2021 and 6.875% senior unsecured notes due 2023 (collectively, the “Consent Notes”) following the Company’s receipt of requisite consents of the holders of the Consent Notes pursuant to consent solicitations that commenced on October 6, 2015.
The Amendments amend the basket for secured credit facilities indebtedness in each of the Indentures by (i) adding a provision that allows the Company to incur secured credit facilities indebtedness up to the amount of the Company’s borrowing base at the time of the incurrence, but not to exceed the current borrowing base of $1,525.0 million and (ii) adding, deleting or revising several related definitions in the Indentures, which changes generally restrict the Company’s ability to incur second-lien indebtedness.
Derivative instruments. In October 2015, the Company entered into new swap agreements with a weighted average price of $52.19 per barrel for total notional amounts of 120,000 barrels, 3,139,000 barrels, 1,615,000 barrels and 124,000 barrels, which settle in 2015, 2016, 2017 and 2018, respectively, based on the WTI crude oil index price. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.
Drilling contracts. In October 2015, the Company extended a drilling rig contract, increasing the amount the Company would be obligated to pay in the event of early termination under its drilling rig contracts with initial terms greater than one year to $7.1 million as of October 1, 2015 for the days remaining through the end of the contracts.
Volume commitment agreements. In October and November 2015, the Company entered into new sales agreements with an aggregate requirement to deliver approximately 7.1 MMBbl within specified timeframes, all of which are less than two years. The future commitment under these agreements is based on WTI at the time of delivery, and therefore, cannot be estimated.
Cost sharing agreements. In October 2015, the Company entered into an additional agreement to share the cost to construct and install electrical facilities. The Company’s estimated future commitment under this agreement was $4.9 million.

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
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations, including the recent substantial decline in oil prices since June 2014 caused by the current oversupply of crude oil. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of September 30, 2015, we were flowing 79% of our gross operated oil production through these gathering systems.
Changes in commodity prices may significantly impact our estimates of oil and natural gas reserves, which are estimated and reported as of December 31 of each calendar year. Our estimated net proved reserves at December 31, 2014 were determined using unweighted arithmetic average first-day-of-the-month prices for the prior twelve months of $95.28/Bbl for oil and $4.35/MMBtu for natural gas. If commodity prices remain at current levels, while assuming all other inputs remain constant, we expect a material price related revision to our previously reported estimated net proved reserves, most significantly, but not limited to, removing the majority of our proved undeveloped reserves in areas outside of our core acreage within the Williston Basin, which make up approximately 47% of our estimated proved undeveloped reserves at December 31, 2014. The lower commodity prices will also reduce our estimated proved developed reserves through higher abandonment rates. We are still in the initial stages of our year-end reserves estimation process with our independent reserve engineers, including aligning our proved undeveloped reserves with our anticipated five-year drilling plan and accounting for current year activity. We are also awaiting final year-end pricing as well as revised differentials, capital costs and operating expense assumptions, all of which have significantly decreased since year-end 2014 as a result of lower oil prices. Therefore, we are unable to quantify the amount of future reserve revisions at this time.
However, if we reduced the twelve-month average price to $50.35/Bbl for oil and $2.69/MMBtu for natural gas, holding all other factors constant, then our estimated net proved reserves would have been reduced by approximately 33%, including a 10% reduction of proved developed reserves and a 60% reduction of proved undeveloped reserves, from our reported estimated net proved reserves at December 31, 2014. The foregoing prices were calculated using the unweighted arithmetic average first-day-of-the-month prices for each of the ten months ended October 2015, with the prices for October 1, 2015 held constant for the remaining two months to create a twelve-month period. Price is only one variable in the estimation of our net proved reserves. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods. As such, this decrease should not be construed as indicative of our final year-end reserve estimation process, which as noted above, is still in its initial phase.
Forward commodity prices and estimates of future production also play a significant role in determining impairment of proved oil and natural gas properties. As a result of lower commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. In the fourth quarter of 2014, we recorded an impairment loss of $40.0 million due to lower expected future oil prices. No impairment of proved oil and natural gas properties was recorded during the three and nine months ended September 30, 2015, although the difference between the expected undiscounted future cash flows and the carrying value of our proved oil and natural gas properties has narrowed as of September 30, 2015. At December 31, 2014, our expected undiscounted future cash flows exceeded the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations by $2,881.0 million, or 71%. This excess has decreased to $68.5 million, or 2%, as of September 30, 2015. The key assumptions used to determine the undiscounted future cash flows include estimates of future production, future commodity pricing, differentials, net estimated operating costs and anticipated capital expenditures, all of which have decreased from December 31, 2014 to September 30, 2015, and new wells on production which have increased from December 31, 2014 to September 30, 2015. Future commodity pricing is based on five-year WTI strip prices, which decreased 20% from an average of $64.74/Bbl at December 31, 2014 to an average of $51.67/Bbl at September 30, 2015, and on five-year Henry Hub strip prices, which decreased 21% from an average of $3.67/MMBtu at December 31, 2014 to an average of $2.91/MMBtu at September 30, 2015. As part of our year-end reserves estimation process, we expect changes in the key assumptions used, which could be significant, including updates to future production estimates to align with our anticipated five-year drilling plan and changes in our differentials, capital costs and operating expense assumptions, which we expect to decrease further as a result of sustained lower commodity prices. Therefore, even if forward commodity prices remain at current levels, we are unable to quantify the amount of impairment of our proved oil and natural gas properties, if any, at this time until our year-end reserves estimation process is complete.
Changes in commodity prices may also significantly affect the economic viability of drilling projects and economic recovery of oil and natural gas reserves. Higher oil prices in 2010 to 2014, as well as continued successes in the application of completion technologies in the Bakken and Three Forks formations, caused the active drilling rig count in the Williston Basin to increase to over 200 rigs during 2014. However, the active rig count has decreased to less than 65 in October 2015 due to the substantial decline in oil prices. Although Williston Basin transportation takeaway capacity, including expanded rail and pipeline infrastructure, was added from 2011 to 2014, production also increased due to the elevated drilling activity during these years, resulting in price differentials in a historical average range of approximately 10% to 15% of the NYMEX West Texas Intermediate crude oil index prices (“WTI”). At the beginning of 2014, our average price differentials to WTI were elevated due to the pipeline market weakening as a result of refinery down time and increased United States and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials. As a result, our price differentials to WTI returned to approximately 9% to 11%. In the fourth quarter of 2014, as WTI declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. In the first quarter of 2015, as WTI further declined, our price differentials continued to increase as a percentage of WTI but decreased in terms of the dollar per barrel discount to WTI to an average of $7.85 per barrel of oil. In the second quarter of 2015, as WTI improved, our price differentials returned to approximately 10% as a percentage of WTI and continued to decrease in terms of the dollar per barrel discount to WTI to an average of $5.90 per barrel of oil. In the third quarter of 2015, as WTI continued to decline, our price differentials remained consistent at approximately 10% as a percentage of WTI and continued to decrease in terms of the dollar per barrel discount to WTI to an average of $4.82 per barrel of oil. We expect our price differential to WTI to strengthen in the fourth quarter of 2015 and range between $4.00 and $5.00 per Boe. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
Third Quarter 2015 Highlights:

•	Average daily production was 50,546 Boe per day during the three months ended September 30, 2015;

•	We completed and placed on production 20 gross (15.4 net) operated wells in the Williston Basin during the three months ended September 30, 2015;

•	For the three months ended September 30, 2015, total capital expenditures were $78.1 million;

•	We decreased lease operating expenses to $7.67 per Boe for the three months ended September 30, 2015;

•	At September 30, 2015, we had $12.3 million of cash and cash equivalents and had total liquidity of $1,352.1 million, including the availability under our revolving credit facility; and

•
Adjusted EBITDA, a non-GAAP financial measure, was $189.2 million for the three months ended September 30, 2015. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

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

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Operating results (in thousands):
Revenues
Oil	$169,672	$328,548	$(158,876)	$542,049	$972,338	$(430,289)
Natural gas	5,598	16,158	(10,560)	21,190	58,397	(37,207)
Well services and midstream	21,965	23,953	(1,988)	44,429	59,821	(15,392)
Total revenues	$197,235	$368,659	$(171,424)	$607,668	$1,090,556	$(482,888)
Production data:
Oil (MBbls)	4,077	3,769	308	12,107	10,759	1,348
Natural gas (MMcf)	3,438	2,707	731	9,940	7,752	2,188
Oil equivalents (MBoe)	4,650	4,220	430	13,764	12,051	1,713
Average daily production (Boe/d)	50,546	45,873	4,673	50,418	44,143	6,275
Average sales prices:
Oil, without derivative settlements (per Bbl)	$41.61	$87.17	$(45.56)	$44.77	$90.37	$(45.60)
Oil, with derivative settlements (per Bbl)(1)	60.77	84.22	(23.45)	68.84	88.07	(19.23)
Natural gas (per Mcf)(2)	1.63	5.97	(4.34)	2.13	7.53	(5.40)
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
Three months ended September 30, 2015 as compared to three months ended September 30, 2014
Our total revenues decreased $171.4 million, or 46%, to $197.2 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to lower realized oil and natural gas sales prices, partially offset by increased production volumes sold. Our average realized prices for oil and natural gas decreased by 52% and 73%, respectively, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,673 Boe per day, or 10%, to 50,546 Boe per day during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in average daily production sold was primarily a result of our 87.5 total net well completions in the Williston Basin during the twelve months ended September 30, 2015, offset by the decline in production in wells that were producing as of September 30, 2014. Average oil sales prices, without derivative settlements, decreased by $45.56/Bbl to an average of $41.61/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $4.34/Mcf to an average of $1.63/Mcf for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The lower oil and natural gas sales prices decreased revenues by $183.4 million, partially offset by higher production amounts sold, which increased revenues by $14.0 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Well services and midstream revenues. Well services revenues decreased $5.5 million to $15.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a $8.8 million decrease in well completion product sales to third parties as a result of OWS completing substantially all of OPNA’s operated wells, offset by an increase of $5.0 million in well completion revenue as a result of OWS completing OPNA wells with a higher average third-party working interest. Midstream revenues were $6.6 million for the three months ended September 30, 2015, which was a $3.6 million increase quarter over quarter, primarily due to increased water volumes flowing through our salt water disposal systems and increased fresh water sales.

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014
Our total revenues decreased $482.9 million, or 44%, to $607.7 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to lower realized oil and natural gas sales prices, partially offset by increased production volumes sold. Our average realized prices for oil and natural gas decreased by 50% and 72%, respectively, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 6,275 Boe per day, or 14%, to 50,418 Boe per day during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in average daily production sold was primarily a result of our 87.5 total net well completions in the Williston Basin during the twelve months ended September 30, 2015, offset by the decline in production in wells that were producing as of September 30, 2014. Average oil sales prices, without derivatives settlements, decreased by $45.60/Bbl to an average of $44.77/Bbl, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $5.40/Mcf to an average of $2.13/Mcf for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The lower oil and natural gas sales prices decreased revenues by $532.5 million, partially offset by higher production amounts sold, which increased revenues by $65.0 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Well services and midstream revenues. Well services revenues decreased $24.3 million to $27.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a $18.8 million decrease in well completion product sales to third parties as a result of OWS completing substantially all of OPNA’s operated wells. In addition, well completion revenue decreased $3.2 million as a result of OWS completing OPNA wells with a lower average third-party working interest, offset by increased well completion activity in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. While a lower average third-party working interest decreases the well completion revenue recognized in our consolidated results of operations, it improves our capital expenditures by reducing OPNA well costs. Midstream revenues were $17.1 million for the nine months ended September 30, 2015, which was a $8.9 million increase period over period, primarily due to increased water volumes flowing through our salt water disposal systems and increased fresh water sales.

Expenses and other income
The following table summarizes our operating expenses, gain on sale of properties and other income and expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except per Boe of production)
Operating expenses:
Lease operating expenses	$35,670	$44,361	$(8,691)	$112,556	$124,903	$(12,347)
Well services and midstream operating expenses	10,023	14,922	(4,899)	19,370	34,611	(15,241)
Marketing, transportation and gathering expenses	8,465	7,306	1,159	23,313	19,606	3,707
Production taxes	16,676	34,584	(17,908)	53,915	100,880	(46,965)
Depreciation, depletion and amortization	123,734	106,972	16,762	361,430	295,520	65,910
Exploration expenses	327	1,100	(773)	2,252	1,955	297
Rig termination	—	—	—	3,895	—	3,895
Impairment of oil and gas properties	80	1,439	(1,359)	24,917	2,243	22,674
General and administrative expenses	22,358	23,915	(1,557)	67,190	68,186	(996)
Total operating expenses	217,333	234,599	(17,266)	668,838	647,904	20,934
Gain on sale of properties	172	43	129	172	187,076	(186,904)
Operating income (loss)	(19,926)	134,103	(154,029)	(60,998)	629,728	(690,726)
Other income (expense):
Net gain on derivative instruments	103,637	103,426	211	111,285	20,253	91,032
Interest expense, net of capitalized interest	(36,513)	(39,420)	2,907	(112,702)	(118,568)	5,866
Other income (expense)	249	(38)	287	370	250	120
Total other income (expense)	67,373	63,968	3,405	(1,047)	(98,065)	97,018
Income (loss) before income taxes	47,447	198,071	(150,624)	(62,045)	531,663	(593,708)
Income tax benefit (expense)	(20,392)	(76,484)	56,092	17,829	(201,290)	219,119
Net income (loss)	$27,055	$121,587	$(94,532)	$(44,216)	$330,373	$(374,589)
Costs and expenses (per Boe of production):
Lease operating expenses	$7.67	$10.51	$(2.84)	$8.18	$10.36	$(2.18)
Marketing, transportation and gathering expenses	1.82	1.73	0.09	1.69	1.63	0.06
Production taxes	3.59	8.19	(4.60)	3.92	8.37	(4.45)
Depreciation, depletion and amortization	26.61	25.35	1.26	26.26	24.52	1.74
General and administrative expenses	4.81	5.67	(0.86)	4.88	5.66	(0.78)

Three months ended September 30, 2015 as compared to three months ended September 30, 2014
Lease operating expenses. Lease operating expenses decreased $8.7 million to $35.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This decrease was primarily due to lower workover costs and an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells, partially offset by higher costs associated with operating an increased number of producing wells. Lease operating expenses decreased from $10.51 per Boe for the three months ended September 30, 2014 to $7.67 per Boe for the three months ended September 30, 2015 due to the lower costs and increase in oil and natural gas production.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS. The $4.9 million decrease for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was attributable to a $5.1 million decrease in well completion costs as a result of lower well completion product sales to third parties due to OWS completing substantially all of OPNA’s operated wells, offset by an increase in well completion costs as a result of OWS completing OPNA wells with a higher average third-party working interest. This net decrease was partially offset by a $0.2 million increase in operating expenses related to midstream services.
Marketing, transportation and gathering expenses. The $1.2 million increase in marketing, transportation and gathering expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily attributable to a $0.6 million increase in the pipeline imbalance accrual and a $0.5 million increase in gas gathering charges related to additional well connections on OMS infrastructure.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.5% and 10.0%, respectively, for the three months ended September 30, 2015 and 2014. The production tax rate was lower for the three months ended September 30, 2015 and 2014 primarily due to incentivized production tax rates triggered by lower oil prices on certain North Dakota wells. For the three months ended September 30, 2015 and 2014, the percentage of our total production located in North Dakota was 89% and 87%, respectively, with an average production tax rate of approximately 10%, as compared to a 6% average production tax rate on our production in Montana.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $16.8 million to $123.7 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase in DD&A expense for the three months ended September 30, 2015 was a result of production increases from our wells completed during the twelve months ended September 30, 2015. The DD&A rate for the three months ended September 30, 2015 was $26.61 per Boe compared to $25.35 per Boe for the three months ended September 30, 2014. The increase in the DD&A rate was primarily due to lower recoverable reserves related to lower oil and natural gas prices and increased exploratory and delineation drilling in the Three Forks formation.
Impairment of oil and gas properties. During the three months ended September 30, 2015 and 2014, we recorded non-cash impairment charges of $0.1 million and $1.4 million respectively, for unproved properties due to leases that expired during the period. As a result of periodic assessments of unproved properties not held-by-production, during the fourth quarter of 2014 and the first half of 2015, we recorded non-cash impairment charges of $3.8 million related to leases that expired during the three months ended September 30, 2015. We recorded these impairment charges in prior quarters because there were no plans to drill or extend the leases prior to their expiration. This resulted in lower impairment expense in the third quarter of 2015 compared to the third quarter of 2014, which included impairment expense for all leases that expired during that period. No impairment charges of proved oil and gas properties were recorded for the three months ended September 30, 2015 or 2014.
General and administrative (“G&A”) expenses. Our G&A expenses decreased $1.6 million to $22.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. E&P G&A was $18.9 million and $20.9 million for the three months ended September 30, 2015 and 2014, respectively. The $2.0 million decrease in E&P G&A was primarily due to increased shared services allocations to the OWS and OMS segments coupled with decreases in consulting services, contract labor and recruiting costs period over period. G&A for our OWS and OMS segments increased by $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in OWS and OMS G&A was primarily due to increased employee compensation expense due to organizational growth within these segments.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $103.6 million net gain on derivative instruments, including net cash settlement receipts of $78.1 million, for the three months ended September 30, 2015, and a $103.4 million net gain on derivative instruments, including net cash settlement payments of $11.1 million for the three months ended September 30, 2014. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $2.9 million to $36.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was primarily the result of increased interest costs capitalized, partially offset by an increase in interest expense incurred on borrowings under our revolving credit facility. Interest capitalized during the three months ended September 30, 2015 and 2014 was $5.1 million and $2.3 million, respectively. The increase in interest capitalized was due to increased accumulated capital expenditures for assets not yet placed into production in the third quarter of 2015 as compared to the third quarter of 2014. For the three months ended September 30, 2015 and 2014, the weighted average debt outstanding under our revolving credit facility was $205.9 million and $249.6 million, respectively. The weighted average interest rate incurred on the outstanding borrowings was 1.7% for each of the three months ended September 30, 2015 and 2014.
Income taxes. Income tax expense for the three months ended September 30, 2015 and 2014 was recorded at 43.0% and 38.6% of pre-tax net income, respectively. While our effective tax rate for the three months ended September 30, 2014 was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which we conduct business, the effective tax rate for the three months ended September 30, 2015 was higher due to lower pre-tax income and the impact of permanent differences between the compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vestings during the third quarter of 2015 at stock prices lower than the grant date values, partially offset by a reduction in the North Dakota statutory tax rate in the second quarter of 2015.
Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014
Lease operating expense. Lease operating expenses decreased $12.3 million to $112.6 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily due to lower workover costs and an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells, partially offset by higher costs associated with operating an increased number of producing wells. Lease operating expenses decreased from $10.36 per Boe for the nine months ended September 30, 2014 to $8.18 per Boe for the nine months ended September 30, 2015 due to the increase in oil and natural gas production and lower costs.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs and cost of goods sold incurred by OWS and OMS. The $15.2 million decrease for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was attributable to a $16.2 million decrease in well completion costs as a result of lower well completion product sales to third parties due to OWS completing substantially all of OPNA’s operated wells and OWS completing OPNA wells with a lower average third-party working interest in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This decrease was partially offset by a $1.0 million increase in operating expenses related to midstream services.
Marketing, transportation and gathering expenses. The $3.7 million increase in marketing, transportation and gathering expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to a a $1.2 million increase in gas gathering charges related to additional well connections on OMS infrastructure, a $1.2 million increase in the pipeline imbalance accrual and a $1.2 million increase in oil transportation costs associated with having additional wells connected to third-party infrastructure. The transporting of volumes through third-party oil gathering pipelines increases marketing transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.6% and 9.8%, respectively for the nine months ended September 30, 2015 and 2014. The production tax rate remained stable for the nine months ended September 30, 2015 and 2014 primarily due to our production weighting remaining consistent between North Dakota and Montana in the comparative periods. For the nine months ended September 30, 2015 and 2014, the percentage of our total production located in North Dakota was 87% and 86%, respectively, with an average production tax rate of approximately 10%, as compared to a 5% average production tax rate on our production in Montana.
Depreciation, depletion, and amortization. DD&A expense increased $65.9 million to $361.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in DD&A expense for the nine months ended September 30, 2015 was a result of production increases from our wells completed during the twelve months ended September 30, 2015. The DD&A rate for the nine months ended September 30, 2015 was $26.26 per Boe compared to $24.52 per Boe for the nine months ended September 30, 2014. The increase in the DD&A rate was primarily due to lower recoverable reserves related to lower oil and natural gas prices and increased exploratory and delineation drilling in the Three Forks formation.
Impairment of oil and gas properties. During the nine months ended September 30, 2015 and 2014, we recorded non-cash impairment charges of $24.9 million and $2.2 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties not held-by-production. The impairment charges for the nine months ended September 30, 2015 included $16.4 million related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. No impairment charges of proved oil and gas properties were recorded for the nine months ended September 30, 2015 or 2014.
General and administrative expenses. Our G&A expenses decreased $1.0 million for the nine months ended September 30, 2015 from $68.2 million for the nine months ended September 30, 2014. E&P G&A was $61.0 million and $61.5 million for the nine months ended September 30, 2015 and 2014, respectively. The $0.5 million decrease in E&P G&A was primarily due to increased shared services allocations to the OWS and OMS segments. OWS G&A decreased by $1.5 million primarily due to OWS completing OPNA wells with a lower average third-party working interest in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. OMS G&A increased $1.0 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to increased employee compensation expense due to organizational growth within this segment.
Gain on sale of properties. During the nine months ended September 30, 2015, we recognized a gain on sale of properties of $0.2 million related to the sale of certain non-operated properties in and around our Sanish position (“the Sanish Divestiture”) and the sale of working interests in certain non-operated properties. During the nine months ended September 30, 2014, we recognized a gain on sale of properties of $187.0 million for the Sanish Divestiture.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $111.3 million net gain on derivative instruments, including net cash settlement receipts of $291.4 million, for the nine months ended September 30, 2015, and a $20.3 million net gain on derivative instruments, including net cash settlement payments of $24.8 million for the nine months ended September 30, 2014. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $5.9 million to $112.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily the result of increased interest costs capitalized, partially offset by an increase in the interest expense incurred on borrowings under our revolving credit facility. Interest capitalized during the nine months ended September 30, 2015 and 2014 was $13.8 million and $6.1 million, respectively. The increase in interest capitalized was due to increased accumulated capital expenditures for assets not yet placed into production in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, the weighted average debt outstanding under our revolving credit facility was $844.9 million and $209.0 million, respectively, and the weighted average interest rate incurred on the outstanding borrowings was 1.8% and 1.7%, respectively.
Income taxes. Income tax expense for the nine months ended September 30, 2015 and 2014 was recorded at 28.7% and 37.9% of pre-tax net income, respectively. While our 2014 rate was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which we conduct business, our effective tax rate for the nine months ended September 30, 2015 was lower due to permanent differences between the compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vestings during the nine months ended September 30, 2015 at stock prices lower than the grant date values, partially offset by a reduction in the North Dakota statutory tax rate in the second quarter of 2015.
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
Our cash flows for the nine months ended September 30, 2015 and 2014 are presented below:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$280,337	$673,492
Net cash used in investing activities	(450,358)	(707,114)
Net cash provided by financing activities	136,475	8,915
Decrease in cash and cash equivalents	$(33,546)	$(24,707)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. Prices for oil declined significantly in the fourth quarter of 2014 and into 2015, which has substantially decreased our cash flows provided by operating activities. The decline in operating cash flows caused by lower oil prices is partially offset by cash flows from our derivative contracts. On March 9, 2015, we completed a public equity offering resulting in net proceeds of $463.1 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we used to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes. Our existing revolving credit facility provides additional liquidity, and after the borrowing base redetermination on October 6, 2015, our aggregate elected commitment amount remained at $1,525.0 million. We believe we have adequate liquidity to fund our remaining 2015 and expected 2016 capital expenditures and to meet our near-term future obligations. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Cash flows provided by operating activities
Net cash provided by operating activities was $280.3 million and $673.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows provided by operating activities for the period ended September 30, 2015 as compared to 2014 was primarily the result of lower realized oil and natural gas sales prices coupled with decreases in well completion product sales to third parties and well completion revenue, offset by our 14% increase in oil and natural gas production and increases in salt water transport, salt water disposal and fresh water sales.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $52.3 million at September 30, 2015. We believe we have adequate liquidity to meet our working capital requirements. As of September 30, 2015, we had $1,352.1 million of liquidity available, including $12.3 million in cash and cash equivalents and $1,339.8 million of unused borrowing base committed capacity available under our revolving credit facility. At September 30, 2014, we had a working capital deficit of $137.9 million.
Cash flows used in investing activities
Net cash used in investing activities was $450.4 million and $707.1 million during the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities during the nine months ended September 30, 2015 was primarily attributable to $740.6 million in capital expenditures primarily for drilling and development costs, partially offset by $291.4 million of derivative settlements received as a result of lower crude oil pricing. Net cash used in investing activities during the nine months ended September 30, 2014 was primarily attributable to $972.8 million in capital expenditures primarily for drilling and development costs, partially offset by proceeds of $324.9 million related to the Sanish Divestiture.
Our capital expenditures are summarized in the following table:

Nine Months Ended September 30, 2015
(In thousands)
Capital expenditures:
E&P (including OMS)	$478,677
OWS	21,724
Other capital expenditures(1)	19,165
Total capital expenditures(2)	$519,566
 ___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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
While we have budgeted $705 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. With our current pace of completions coupled with our lower well costs as of September 30, 2015, we are currently planning to invest approximately $670 million in total capital expenditures during 2015, as compared to our approved budget of $705 million. We believe that cash on hand, cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our revolving credit facility should be sufficient to fund our 2015 capital expenditure budget. However, because the operated wells funded by our 2015 drilling plan represent only a small percentage of our gross potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $136.5 million and $8.9 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, cash provided by financing activities was primarily due to net proceeds from the issuance of our common stock and proceeds from borrowings under our revolving credit facility, partially offset by principal payments on our revolving credit facility. Net cash provided by financing activities during the nine months ended September 30, 2014 was primarily due to proceeds from borrowings under our revolving credit facility, partially offset by principal payments on our revolving credit facility. For both the nine months ended September 30, 2015 and 2014, cash was used in financing activities for the purchases of treasury stock for shares withheld by us equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
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
The 2019 Notes, 2021 Notes, 2022 Notes and 2023 Notes (collectively, the “Notes”) are guaranteed on a senior unsecured basis by our material subsidiaries (the “Guarantors”). The indentures governing the Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants.
On October 26, 2015, we, along with our Guarantors, and U.S. Bank National Association, as trustee, entered into supplemental indentures respecting amendments (the “Amendments”) to the indentures governing our outstanding 7.25% senior unsecured notes due 2019, 6.5% senior unsecured notes due 2021 and 6.875% senior unsecured notes due 2023 (collectively, the “Consent Notes”) following the our receipt of requisite consents of the holders of the Consent Notes pursuant to consent solicitations that commenced on October 6, 2015.
The Amendments amend the basket for secured credit facilities indebtedness in each of the indentures by (i) adding a provision that allows us to incur secured credit facilities indebtedness up to the amount of our borrowing base at the time of the incurrence, but not to exceed the current borrowing base of $1,525.0 million and (ii) adding, deleting or revising several related definitions in the indentures, which changes generally restrict our ability to incur second-lien indebtedness.
Senior secured revolving line of credit. On April 5, 2013, we entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which had a maturity date of April 5, 2018. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, we entered into our third amendment to the Second Amended Credit Facility, which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to the maturity of the 2019 Notes. On October 6, 2015, the lenders under our Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2015, resulting in a borrowing base decrease from $1,700.0 million to $1,525.0 million, which is equal to the Lenders’ current aggregate elected commitment. The overall senior secured line of credit under our Second Amended Credit Facility is $2,500.0 million as of September 30, 2015.
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
As of September 30, 2015, we had $180.0 million of borrowings and $5.2 million outstanding letters of credit under our Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $1,339.8 million.
The Second Amended Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under our Second Amended Credit Facility to be immediately due and payable. As of September 30, 2015, we were in compliance with the financial covenants of our Second Amended Credit Facility. While we expect to draw on the Second Amended Credit Facility in 2015 to fund capital expenditures, we do not expect to violate any financial covenants.
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
The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$27,055	$121,587	$(44,216)	$330,373
Gain on sale of properties	(172)	(43)	(172)	(187,076)
Net gain on derivative instruments	(103,637)	(103,426)	(111,285)	(20,253)
Derivative settlements(1)	78,100	(11,129)	291,436	(24,773)
Interest expense, net of capitalized interest	36,513	39,420	112,702	118,568
Depreciation, depletion and amortization	123,734	106,972	361,430	295,520
Impairment of oil and gas properties	80	1,439	24,917	2,243
Rig termination	—	—	3,895	—
Exploration expenses	327	1,100	2,252	1,955
Stock-based compensation expenses	5,966	6,077	19,629	15,755
Income tax (benefit) expense	20,392	76,484	(17,829)	201,290
Other non-cash adjustments	883	351	782	(277)
Adjusted EBITDA	$189,241	$238,832	$643,541	$733,325

Net cash provided by operating activities	$50,451	$187,238	$280,337	$673,492
Derivative settlements(1)	78,100	(11,129)	291,436	(24,773)
Interest expense, net of capitalized interest	36,513	39,420	112,702	118,568
Rig termination	—	—	3,895	—
Exploration expenses	327	1,100	2,252	1,955
Deferred financing costs amortization and other	(2,409)	(1,989)	(7,468)	(5,209)
Current tax expense	—	(2,369)	—	3,742
Changes in working capital	25,376	26,210	(40,395)	(34,173)
Other non-cash adjustments	883	351	782	(277)
Adjusted EBITDA	$189,241	$238,832	$643,541	$733,325
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

	Exploration and Production
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) before income taxes	$29,070	$190,152	$(104,102)	$504,657
Gain on sale of properties	(172)	(43)	(172)	(187,076)
Net gain on derivative instruments	(103,637)	(103,426)	(111,285)	(20,253)
Derivative settlements(1)	78,100	(11,129)	291,436	(24,773)
Interest expense, net of capitalized interest	36,513	39,420	112,702	118,568
Depreciation, depletion and amortization	122,075	105,548	357,664	292,253
Impairment of oil and gas properties	80	1,439	24,917	2,243
Rig termination	—	—	3,895	—
Exploration expenses	327	1,100	2,252	1,955
Stock-based compensation expenses	5,761	5,877	19,276	15,398
Other non-cash adjustments	883	351	782	(277)
Adjusted EBITDA	$169,000	$229,289	$597,365	$702,695
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

	Well Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income before income taxes	$10,950	$23,388	$29,588	$53,212
Depreciation, depletion and amortization	4,904	3,960	14,430	9,719
Stock-based compensation expenses	544	524	1,530	1,183
Adjusted EBITDA	$16,398	$27,872	$45,548	$64,114

	Midstream Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income before income taxes	$18,828	$5,126	$44,039	$15,854
Depreciation, depletion and amortization	1,509	979	4,070	2,713
Stock-based compensation expenses	206	—	529	—
Adjusted EBITDA	$20,543	$6,105	$48,638	$18,567

Adjusted Net Income
We define Adjusted Net Income as net income (loss) after adjusting first for (1) the impact of certain non-cash and non-recurring items, including non-cash changes in the fair value of derivative instruments, impairment of oil and gas properties and other similar non-cash and non-recurring charges, and then (2) the non-cash and non-recurring items’ impact on taxes based on our effective tax rate in the same period. Adjusted Net Income is not a measure of net income (loss) as determined by GAAP. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares outstanding. Management believes that the presentation of Adjusted Net Income and Adjusted Diluted Earnings Per Share provides useful additional information to investors and analysts for evaluating our operational trends and performance.

The following table presents reconciliations of the GAAP financial measure of net income (loss) to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings (loss) per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss)	$27,055	$121,587	$(44,216)	$330,373
Gain on sale of properties	(172)	(43)	(172)	(187,076)
Net gain on derivative instruments	(103,637)	(103,426)	(111,285)	(20,253)
Derivative settlements(1)	78,100	(11,129)	291,436	(24,773)
Impairment of oil and gas properties	80	1,439	24,917	2,243
Rig termination	—	—	3,895	—
Other non-cash adjustments	883	351	782	(277)
Tax impact(2)	10,635	43,560	(60,222)	87,131
Adjusted Net Income	$12,944	$52,339	$105,135	$187,368

Diluted earnings (loss) per share	$0.20	$1.21	$(0.35)	$3.29
Gain on sale of properties	—	—	—	(1.86)
Net gain on derivative instruments	(0.76)	(1.03)	(0.87)	(0.20)
Derivative settlements(1)	0.57	(0.11)	2.28	(0.25)
Impairment of oil and gas properties	—	0.01	0.19	0.02
Rig termination	—	—	0.03	—
Other non-cash adjustments	0.01	—	0.01	—
Tax impact(2)	0.07	0.44	(0.47)	0.87
Adjusted Diluted Earnings Per Share	$0.09	$0.52	$0.82	$1.87

Diluted weighted average shares outstanding	137,014	100,306	127,827	100,356

Effective tax rate	43.0%	38.6%	28.7%	37.9%
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
Recent accounting pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the effect that adopting this guidance will have on our financial position, cash flows and results of operations.

Going concern. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this guidance will not impact our financial position, cash flows or results of operations, but could result in additional disclosures.
Extraordinary items. In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 removes the concept of extraordinary items from GAAP. Under existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. We do not expect the adoption of this guidance to have a material impact on our financial position, cash flows or results of operations.
Debt issuance costs. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount, but it does not affect the recognition or measurement of debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis for all prior periods presented. We expect that the adoption of this guidance will only impact the presentation of our balance sheet. As of September 30, 2015 and December 31, 2014, we had capitalized, unamortized debt issuance costs associated with debt liabilities other than line-of-credit arrangements of $25.9 million and $29.3 million, respectively, included in deferred financing costs and other assets on our Condensed Consolidated Balance Sheet. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which confirms that line-of-credit arrangements are not in the scope of ASU 2015-03. ASU 2015-15 states that, for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrrowings under the line-of-credit arrangement.
Inventory. In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 changes the inventory measurement principle from lower of cost or market to lower of cost and net realizable value for entities using the first-in, first out (FIFO) or average cost methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We are currently evaluating the effect that adopting this guidance will have on our financial position, cash flows and results of operations.
Business combinations. In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of measurement period adjustments on current and prior periods be recognized in the reporting period in which the adjustment amount is determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. We are currently evaluating the effect that adopting this guidance will have on our financial position, cash flows and results of operations.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of September 30, 2015, we utilized two-way costless collar options and swaps to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor).
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of September 30, 2015:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices			Fair Value
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)			(In thousands)
2015	Two-way collars	455,000		$86.00	$103.42	$18,790
2015	Swaps	2,093,000	$73.35			57,933
2016	Two-way collars	155,000		$86.00	$103.42	6,133
2016	Swaps	5,643,000	$57.75			51,499
2017	Swaps	372,000	$53.84			1,001
						$135,356
Interest rate risk. We had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at September 30, 2015. At September 30, 2015, we had $180.0 million of borrowings and $5.2 million letters of credit outstanding under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At September 30, 2015, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, most of which are lenders under our Second Amended Credit Facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at September 30, 2015.
Most of the counterparties on our derivative instruments currently in place are Lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into future derivative instruments with these or other Lenders under our Second Amended Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $135.4 million at September 30, 2015.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2015.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2015:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31, 2015	2,025	$14.46	—	—
August 1 - August 31, 2015	44,547	8.80	—	—
September 1 - September 30, 2015	41,190	10.15	—	—
Total	87,762	$9.56	—	—
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

4.1
Fifth Supplemental Indenture, dated as of October 26, 2015, to Indenture dated as of February 2, 2011, by and among the Company, the Guarantors, and US. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on October 30, 2015, and incorporated herein by reference).

4.2
Fourth Supplemental Indenture, dated as of October 26, 2015, to Indenture dated as of November 10, 2011, by and among the Company, the Guarantors, and US. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on October 30, 2015, and incorporated herein by reference).

4.3
Fifth Supplemental Indenture, dated as of October 26, 2015, to Indenture dated as of November 10, 2011, by and among the Company, the Guarantors, and US. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on October 30, 2015, and incorporated herein by reference).

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

OASIS PETROLEUM INC.

Date:	November 5, 2015	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1
Fifth Supplemental Indenture, dated as of October 26, 2015, to Indenture dated as of February 2, 2011, by and among the Company, the Guarantors, and US. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on October 30, 2015, and incorporated herein by reference).

4.2
Fourth Supplemental Indenture, dated as of October 26, 2015, to Indenture dated as of November 10, 2011, by and among the Company, the Guarantors, and US. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on October 30, 2015, and incorporated herein by reference).

4.3
Fifth Supplemental Indenture, dated as of October 26, 2015, to Indenture dated as of November 10, 2011, by and among the Company, the Guarantors, and US. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on October 30, 2015, and incorporated herein by reference).

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