Form 10-K
period 2015-12-31
Oasis Petroleum Inc.
filed 2016-02-25
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,205,627,149
Number of shares of registrant’s common stock outstanding as of February 18, 2016: 180,556,502
_______________________________________
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III of this report for the year ended December 31, 2015.

OASIS PETROLEUM INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
Forward-looking statements may include statements about:

•	our business strategy;

•	estimated future net reserves and present value thereof;

•	timing and amount of future production of oil and natural gas;

•	drilling and completion of wells;

•	estimated inventory of wells remaining to be drilled and completed;

•	costs of exploiting and developing our properties and conducting other operations;

•	availability of drilling, completion and production equipment and materials;

•	availability of qualified personnel;

•	owning and operating a well services company;

•	owning, operating and developing a midstream company;

•	infrastructure for salt water disposal;

•	gathering, transportation and marketing of oil and natural gas, both in the Williston Basin and other regions in the United States;

•	property acquisitions;

•	integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;

•	the amount, nature and timing of capital expenditures;

•	availability and terms of capital;

•	our financial strategy, budget, projections, execution of business plan and operating results;

•	cash flows and liquidity;

•	oil and natural gas realized prices;

•	general economic conditions;

•	operating environment, including inclement weather conditions;

•	effectiveness of risk management activities;

•	competition in the oil and natural gas industry;

•	counterparty credit risk;

•	environmental liabilities;

•	governmental regulation and the taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas-producing countries;

•	technology;

•	uncertainty regarding future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.
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

PART I
Item 1. Business
Overview
Oasis Petroleum Inc. (together with our consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) was originally formed in 2007 and was incorporated pursuant to the laws of the State of Delaware in 2010. We are an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the North Dakota and Montana regions of the Williston Basin. Oasis Petroleum North America LLC (“OPNA”) conducts our exploration and production activities and owns our proved and unproved oil and natural gas properties. We also operate a well services business through Oasis Well Services LLC (“OWS”) and a midstream services business through Oasis Midstream Services LLC (“OMS”).
As of December 31, 2015, we have accumulated 484,745 net leasehold acres in the Williston Basin, of which approximately 91% is held by production. We are currently exploiting significant resource potential from the Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the location, size and concentration of our acreage create an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. Our management team has a proven track record in identifying, acquiring and executing large, repeatable development drilling programs, which we refer to as “resource conversion” opportunities, and has substantial Williston Basin experience.
In 2015, we completed and placed on production 80 gross operated wells in the Williston Basin and had average daily production of 50,477 Boe per day. As of December 31, 2015, we had 1,095 gross (595.5 net) producing wells in the Bakken and Three Forks formations. DeGolyer and MacNaughton, our independent reserve engineers, estimated our net proved reserves to be 218.2 MMBoe as of December 31, 2015, of which 68% were classified as proved developed and of which 85% were oil.
Our business strategy
Our goal is to enhance value by investing capital to build reserves, production and cash flows at attractive rates of return through the following strategies:

•
Efficiently develop our Williston Basin leasehold position. We are developing our acreage position to maximize the value of our resource potential, while maintaining flexibility to preserve future value when oil prices are low. During 2014, when the NYMEX West Texas Intermediate crude oil index price (“WTI”) averaged $92.07 per barrel throughout the year, we completed and brought on production 195 gross (147.4 net) operated Bakken and Three Forks wells in the Williston Basin. During 2015, when WTI averaged $48.75 per barrel, we completed and brought on production 80 gross (62.4 net) operated Bakken and Three Forks wells. As of December 31, 2015, we had 85 gross operated wells waiting on completion in the Bakken and Three Forks formations. Our 2016 capital plan, which was finalized when WTI for 2016 was projected to average approximately $35.00 per barrel, contemplates operating two rigs and completing and placing on production approximately 46 gross (28.6 net) operated wells. We have the ability to increase or decrease the number of wells drilled and the number of wells completed during 2016 based on market conditions and program results.

•
Enhance returns by focusing on operational and cost efficiencies. Our management team is focused on continuous improvement of our operations and has significant experience in successfully operating cost-efficient development programs. We believe the magnitude and concentration of our acreage within the Williston Basin, particularly in the core of the play, has and will continue to provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad into multiple formations, utilizing centralized production and oil, gas and water fluid handling facilities and infrastructure, and reducing the time and cost of rig mobilization. In addition, we expect OWS and OMS to continue to provide operational synergies going forward compared to third party providers.

•
Adopt and employ leading drilling and completion techniques. Our team is focused on enhancing our drilling and completion techniques to maximize overall well economics. We have significantly reduced the number of days that it takes to drill wells, and we believe completion techniques have significantly evolved over the last several years, resulting in increased initial production rates and recoverable hydrocarbons per well. High intensity completion techniques continue to deliver production performance greater than prior completion techniques. We continuously evaluate our internal drilling and completion results and monitor the results of other operators to improve our operating practices. This continued evolution may enhance our initial production rates, increase ultimate recovery factors, lower well capital costs and improve rates of return on invested capital.

•
Maintain financial flexibility. Based on current market conditions, we have a strong liquidity position. In February 2016, we completed a public equity offering of 39,100,000 shares, raising $182.9 million of net proceeds to be used for general corporate purposes and to fund a portion of our 2016 capital expenditures. We have no near-term debt maturities, and, in April 2015, we amended our revolving credit facility to extend its maturity date from April 2018 to April 2020, provided that our 7.25% senior unsecured notes due 2019 are retired or refinanced 90 days prior to their maturity. In October 2015, we successfully completed consent solicitations respecting amendments to the indentures governing certain of our senior unsecured notes, which amendments allow us to incur secured credit facilities indebtedness up to the amount of our borrowing base at the time of the incurrence, but not to exceed $1,525.0 million. In February 2016, our spring borrowing base redetermination was completed, resulting in a borrowing base decrease from $1,525.0 million to $1,150.0 million. As of December 31, 2015, we had $138.0 million of borrowings and $5.2 million of outstanding letters of credit under our revolving credit facility and $1,199.4 million of pro forma liquidity available, including adjustments for the new borrowing base and the net proceeds from our public equity offering in February 2016. Our liquidity position, along with internally generated cash flows from operations and settlements from our derivative contracts in 2016, will provide continued financial flexibility as we actively manage the pace of development on our acreage position in the Williston Basin. We also currently believe we have access to the public and private capital markets, and we intend to maintain a balanced capital structure by prudently raising proceeds from future offerings as additional capital needs arise. We are also continuing to evaluate options to monetize certain assets in our portfolio, which could result in increased liquidity and lower leverage.

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

Our competitive strengths
We have a number of competitive strengths that we believe will help us to successfully execute our business strategies:

•
Substantial leasehold position in one of North America’s leading unconventional oil-resource plays. We believe our acreage is one of the largest concentrated leasehold positions that is prospective in the Bakken and Three Forks formations. As of December 31, 2015, substantially all of our 484,745 net leasehold acres in the Williston Basin were highly prospective in the Bakken and Three Forks formations, and 85% of our 218.2 MMBoe estimated net proved reserves in this area were comprised of oil. In addition, we have 442,292 net acres held by production as of December 31, 2015. In 2015, we increased per well capital efficiency through our focused development efforts in our core acreage and improved operational efficiency, coupled with lower service costs from third-party vendors and OWS. In 2016, we will continue to concentrate our drilling and completion activities in our core acreage, which is located in the deepest part of the Williston Basin.

•
Large, multi-year project inventory. We believe we have a large inventory of potential drilling locations that we have not yet drilled, a majority of which are operated by us. We plan to slow the pace of completions again in 2016 to 46 gross (28.6 net) operated wells in the Williston Basin in order to maintain financial flexibility and preserve the value of our inventory.

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

•
Incentivized management team. In 2015, an average of 57% of our executive officers’ overall compensation was in long-term equity-based incentive awards, and such officers owned 2.5% of our outstanding common stock as of December 31, 2015. We believe our executive officers’ ownership interest in us provides them with significant incentives to grow the value of our business for the benefit of all stakeholders.

•
Operating control over the majority of our portfolio. In order to maintain better control over our asset portfolio, we have established a leasehold position comprised primarily of properties that we expect to operate. As of December 31, 2015, 97% of our estimated net proved reserves were attributable to properties that we expect to operate, and our average working interest in our 2016 operated completion plan is expected to be 66%. Approximately 92% of our 2016 drilling and completion capital expenditure budget is related to operated wells. Controlling operations will allow us to dictate the pace of development and better manage the costs, type and timing of exploration and development activities. We believe that maintaining operational control over the majority of our acreage will allow us to better pursue our strategies of enhancing returns through operational and cost efficiencies and maximizing hydrocarbon recovery through continuous improvement of drilling and completion techniques. We are also better able to control infrastructure investment to drive down operating costs, optimize oil price realizations and increase the monetization of gas production.
Our operations
Estimated net proved reserves
The table below summarizes our estimated net proved reserves and related PV-10 at December 31, 2015, 2014 and 2013 based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers. In preparing its reports, DeGolyer and MacNaughton evaluated 100% of the reserves and discounted values at December 31, 2015, 2014 and 2013 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure do not include probable or possible reserves and were determined using the preceding twelve months’ unweighted arithmetic average of the first-day-of-the-month index prices for oil and natural gas, which were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $50.16/Bbl for oil and $2.63/MMBtu for natural gas, $95.28/Bbl for oil and $4.35/MMBtu for natural gas and $96.96/Bbl for oil and $3.66/MMBtu for natural gas for the years ended December 31, 2015, 2014 and 2013, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The information in the following table does not give any effect to or reflect our commodity derivatives. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. For a definition of proved reserves under the SEC rules, please see the “Glossary of oil and natural gas terms” included at the end of this report. For more information regarding our independent reserve engineers, please see “Independent petroleum engineers” below.

	At December 31,
	2015	2014	2013
Reserves Data:
Estimated proved reserves:
Oil (MMBbls)	184.9	235.4	198.6
Natural gas (Bcf)	199.8	220.1	176.0
Total estimated proved reserves (MMBoe)	218.2	272.1	227.9
Percent oil	85%	87%	87%
Estimated proved developed reserves:
Oil (MMBbls)	127.4	127.3	106.8
Natural gas (Bcf)	120.8	114.0	92.2
Total estimated proved developed reserves (MMBoe)	147.6	146.3	122.1
Percent proved developed	68%	54%	54%
Estimated proved undeveloped reserves:
Oil (MMBbls)	57.5	108.1	91.8
Natural gas (Bcf)	79.0	106.1	83.8
Total estimated proved undeveloped reserves (MMBoe)	70.7	125.7	105.8
PV-10 (in millions)(1)	$2,022.7	$5,481.4	$5,486.9
Standardized Measure (in millions)(2)	$1,914.3	$3,981.7	$3,727.6
__________________

(1)
PV-10 is a non-GAAP financial measure and generally differs from Standardized Measure, the most directly comparable financial measure under accounting principles generally accepted in the United States of America (“GAAP”), because it does not include the effect of income taxes on discounted future net cash flows. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of our oil and natural gas reserves. The oil and gas industry uses PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities. See “Reconciliation of PV-10 to Standardized Measure” below.

(2)
Standardized Measure represents the present value of estimated future net cash flows from proved oil and natural gas reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows.

Estimated net proved reserves at December 31, 2015 were 218.2 MMBoe, a 20% decrease from estimated net proved reserves of 272.1 MMBoe at December 31, 2014 primarily due to revisions related to lower commodity prices, partially offset by our 2015 drilling program and well completions as well as lower estimated future operating and capital costs. Our proved developed reserves increased 1.3 MMBoe, or 1%, to 147.6 MMBoe for the year ended December 31, 2015 from 146.3 MMBoe for the year ended December 31, 2014, primarily due to our 2015 drilling program, including the completion of 80 gross (62.4 net) operated wells, partially offset by production and higher abandonment rates resulting from lower commodity price assumptions. Our proved undeveloped reserves decreased to 70.7 MMBoe for the year ended December 31, 2015 from 125.7 MMBoe for the year ended December 31, 2014 due to increases from our 2015 drilling program offset by the removal of proved undeveloped reserves that are not economic at the lower oil price or are no longer aligned with our anticipated five-year drilling plan.
Estimated net proved reserves at December 31, 2014 were 272.1 MMBoe, a 19% increase from estimated net proved reserves of 227.9 MMBoe at December 31, 2013 primarily as a result of our 2014 drilling program and well completions, partially offset by the sale of certain non-operated properties in and around our Sanish position (the “Sanish Divestiture”) during the year ended December 31, 2014. Our proved developed reserves increased 24.2 MMBoe, or 20%, to 146.3 MMBoe for the year ended December 31, 2014 from 122.1 MMBoe for the year ended December 31, 2013, primarily due to our 2014 drilling program, including the completion of 195 gross (147.4 net) operated wells. Our proved undeveloped reserves increased to 125.7 MMBoe for the year ended December 31, 2014 from 105.8 MMBoe for the year ended December 31, 2013, primarily due to our 2014 drilling program and changes to align our proved undeveloped reserves with our anticipated five-year drilling plan.
Reconciliation of PV-10 to Standardized Measure
PV-10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the Standardized Measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10%. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure of discounted future net cash flows. Our PV-10 measure and the Standardized Measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.
The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2015, 2014 and 2013:

	At December 31,
	2015	2014	2013
		(In millions)
PV-10	$2,022.7	$5,481.4	$5,486.9
Present value of future income taxes discounted at 10%	108.4	1,499.7	1,759.3
Standardized Measure of discounted future net cash flows	$1,914.3	$3,981.7	$3,727.6
The PV-10 of our estimated net proved reserves at December 31, 2015 was $2,022.7 million, a 63% decrease from PV-10 of $5,481.4 million at December 31, 2014. This decrease was primarily due to lower commodity price assumptions and a decrease in reserves, partially offset by a reduction in future development costs year over year.
Estimated future net revenues
Future net revenues represent projected revenues from the sale of our estimated net proved reserves (excluding derivative contracts) net of production and development costs (including operating expenses and production taxes). The following table sets forth the estimated future net revenues from proved reserves, the present value of those net revenues (PV-10) and the expected benchmark prices used in projecting net revenues at December 31, 2015, 2014 and 2013:

	At December 31,
	2015	2014	2013
	(In millions, except price data)
Future net revenues	$3,827.9	$11,999.3	$11,685.6
Present value of future net revenues:
Before income tax (PV-10)	2,022.7	5,481.4	5,486.9
After income tax (Standardized Measure)	1,914.3	3,981.7	3,727.6
Benchmark oil price ($/Bbl)(1)	$50.16	$95.28	$96.96
__________________

(1)
Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $50.16/Bbl for oil and $2.63/MMBtu for natural gas, $95.28/Bbl for oil and $4.35/MMBtu for natural gas and $96.96/Bbl for oil and $3.66/MMBtu for natural gas for the years ended December 31, 2015, 2014 and 2013, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.

There are numerous uncertainties inherent in estimating reserves and related information, and different reservoir engineers often arrive at different estimates for the same properties. There can be no assurance that our estimated net proved reserves will be produced within the periods indicated or that prices and costs will remain constant. As of February 8, 2016, the spot crude oil price was $29.71 per barrel, a 20% decrease since December 31, 2015 and a 39% decrease as compared to an average WTI of $48.75 per barrel during the year ended December 31, 2015. A further extended period of low prices for oil could result in a significant decrease in our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure in the future. Please see “Reserves sensitivity” below.
Proved undeveloped reserves
At December 31, 2015, we had approximately 70.7 MMBoe of proved undeveloped reserves as compared to 125.7 MMBoe at December 31, 2014.
The following table summarizes the changes in our proved undeveloped reserves during 2015 (in MBoe):

At December 31, 2014	125,743
Extensions, discoveries and other additions	26,278
Purchases of minerals in place	1,617
Sales of minerals in place	—
Revisions of previous estimates	(72,563)
Conversion to proved developed reserves	(10,419)
At December 31, 2015	70,656
During 2015, we spent a total of $242.4 million related to the development of proved undeveloped reserves, $105.7 million of which was spent on proved undeveloped reserves that represent wells in progress at year-end. The remaining $136.7 million resulted in the conversion of 10,419 MBoe of proved undeveloped reserves, or 8% of our proved undeveloped reserves balance at the beginning of 2015, to proved developed reserves. Our proved undeveloped reserves converted to proved developed reserves during 2015 amounted to 20% of our proved undeveloped reserves balance at the beginning of 2015 of 125,743 MBoe less our net negative revisions of previous estimates during 2015 of 72,563 MBoe. We added 26,278 MBoe of proved undeveloped reserves in the Williston Basin as a result of our 2015 operated and non-operated drilling program and anticipated five-year drilling plan. We participated in 121 gross (64.3 net) wells that were completed and brought on production during 2015. In addition, we purchased 1,617 MBoe of proved undeveloped reserves as a result of acquisitions during the year ended December 31, 2015. In 2015, our net negative revision of 72,563 MBoe, or 58% of our December 31, 2014 proved undeveloped reserves balance, is primarily due to the removal of proved undeveloped reserves that are not economic at the lower oil price or are no longer aligned with our anticipated five-year drilling plan. This resulted in 259 gross (190.8 net) proved undeveloped locations with 71,945 MBoe of reserves being removed from the December 31, 2015 estimated net proved reserves balance, most significantly, removing proved undeveloped reserves outside of our core acreage within the Williston Basin that were uneconomic as of December 31, 2015 due to the lower oil price.
We expect to develop all of our proved undeveloped reserves as of December 31, 2015 within five years after the initial year booked. The future development of such proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. All proved undeveloped locations are located on properties where the leases are held by existing production or continuous drilling operations. Approximately 30% of our proved undeveloped reserves at December 31, 2015 are attributable to wells that have been drilled but not yet completed, and 100% of our undrilled reserves are within our core acreage in the Williston Basin.
Reserves sensitivity
Our estimated net proved reserves at December 31, 2015 were prepared using SEC pricing for crude oil of $50.16 per barrel and natural gas of $2.63 per MMBtu. The current forward curve for commodity prices is significantly lower compared to year-end 2015 SEC pricing; therefore, the following sensitivity table is provided to illustrate the estimated impact on our estimated proved reserves, PV-10 and Standardized Measure. In addition to different price assumptions, the sensitivity case below includes assumed capital and expense reductions we expect to realize at lower commodity prices. The reduction in proved developed reserves is attributable to reaching the economic limit sooner. The reduction in proved undeveloped reserves is a result of well locations no longer meeting our investment criteria as well as reaching the economic limit sooner.
This sensitivity case is only to demonstrate the impact that a lower price and cost environment may have on estimated proved reserves, PV-10 and Standardized Measure. There is no assurance that these prices or assumed cost savings will actually be achieved.

	Actual at December 31, 2015	Sensitivity Case
Oil price (per Bbl)(1)	$50.16	$35.00
Natural gas price (per MMBtu)(1)	2.63	2.00

Capital expenditure reduction	n/a	15%
Operating expense reduction	n/a	16%

Estimated proved developed reserves (MMBoe)	147.6	138.9
Estimated proved undeveloped reserves (MMBoe)	70.7	55.2
Total estimated proved reserves (MMBoe)	218.2	194.2

PV-10 (in millions)	$2,022.7	$1,164.0
Present value of future income taxes discounted at 10% (in millions)	108.4	—
Standardized Measure of discounted future net cash flows (in millions)	$1,914.3	$1,164.0
__________________

(1)
Our estimated net proved reserves, PV-10 and Standardized Measure were determined using prices for oil and natural gas, without giving effect to derivative transactions, which were held constant throughout the life of the properties. The actual reserve estimates at December 31, 2015 were prepared using SEC pricing, calculated as the unweighted arithmetic average first-day-of-the-month prices for the prior twelve months, which was $50.16/Bbl for oil and $2.63/MMBtu for natural gas for the year ended December 31, 2015. The sensitivity case prices represent potential SEC pricing based on different pricing assumptions, which are in line with our budget and recent forward commodity prices for 2016. In both the actual and the sensitivity case, the prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

Independent petroleum engineers
Our estimated net proved reserves and related future net revenues and PV-10 at December 31, 2015, 2014 and 2013 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007) and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary, Moscow and Algiers. The firm’s more than 100 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton has provided such services for over 75 years. The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Professional Engineer in the State of Texas with over 30 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from The University of Texas at Austin in 1984, and he is a member of the International Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm.
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
Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007). The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.
Based on the current stage of field development, production performance, the development plans provided by us to DeGolyer and MacNaughton and the analyses of areas offsetting existing wells with test or production data, reserves were classified as proved.
For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production decline curves, reserves were estimated only to the limits of economic production.
Undeveloped reserves were estimated for locations adjacent to existing wells and are based on consideration of lateral length, completion and production profiles compared by appropriate target reservoir. In certain cases, when the previously named methods could not be used, reserves were estimated by analogy with similar wells or reservoirs for which more complete data was available.
Internal controls over reserves estimation process
We employ DeGolyer and MacNaughton as the independent reserves evaluator for 100% of our reserves base. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with the independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished for the reserves estimation process. Brett Newton, Senior Vice President of Asset Management and Chief Engineer, is the technical person primarily responsible for overseeing our reserves evaluation process. He has over 25 years of industry experience with positions of increasing responsibility in engineering and management. He holds both a Bachelor of Science degree and Master of Science degree in petroleum engineering. Mr. Newton reports directly to our President and Chief Operating Officer.
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
Production, revenues and price history
We produce and market oil and natural gas, which are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Oil supply in the United States has grown dramatically over the past few years, and this has contributed to the current global oversupply of crude oil, which has caused a sharp decline in oil prices since mid-2014. In 2015, oil inventories continued to build as global oil supply continued to outpace demand. As of February 8, 2016, the spot crude oil price was $29.71 per barrel, a 20% decrease since December 31, 2015 and a 39% decrease as compared to an average WTI of $48.75 per barrel during the year ended December 31, 2015. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. Further declines in oil and natural gas prices, extended low oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Further declines, or extended current low commodity prices, in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”
The following table sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated. For additional information on price calculations, please see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013
Net production volumes:
Oil (MBbls)	16,091	14,883	11,133
Natural gas (MMcf)	14,002	10,691	7,450
Oil equivalents (MBoe)	18,424	16,664	12,375
Average daily production (Boe per day)	50,477	45,656	33,904
Average sales prices:
Oil, without derivative settlements (per Bbl)(1)	$43.04	$82.73	$92.34
Oil, with derivative settlements (per Bbl)(1)(2)	66.06	83.19	91.61
Natural gas (per Mcf)(3)	2.08	6.81	6.78
Costs and expenses (per Boe of production):
Lease operating expenses(4)	$7.84	$10.18	$7.65
Marketing, transportation and gathering expenses	1.72	1.75	2.09
Production taxes	3.78	7.66	8.12
Depreciation, depletion and amortization	26.34	24.74	24.81
General and administrative expenses	5.02	5.54	6.09
__________________

(1)	For the year ended December 31, 2013, average sales prices for oil is calculated using total oil revenues, excluding bulk oil sales of $5.8 million, divided by oil production.

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

(4)
For the year ended December 31, 2013, lease operating expenses include midstream income and operating expenses, which are included in well services and midstream revenues and well services and midstream operating expenses, respectively, for the years ended December 31, 2015 and 2014.

Net production volumes for the year ended December 31, 2015 were 18,424 MBoe, an 11% increase from net production of 16,664 MBoe for the year ended December 31, 2014. Our net production volumes increased 1,760 MBoe over 2014 primarily due to a successful operated and non-operated drilling and completion program. Average oil sales prices, without derivative settlements, decreased by $39.69 per barrel, or 48%, to an average of $43.04 per barrel for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Giving effect to our derivative transactions in both periods, our oil sales prices decreased $17.13 per barrel to $66.06 per barrel for the year ended December 31, 2015 from $83.19 per barrel for the year ended December 31, 2014.
Net production volumes for the year ended December 31, 2014 were 16,664 MBoe, a 35% increase from net production of 12,375 MBoe for the year ended December 31, 2013. Our net production volumes increased 4,289 MBoe over 2013 due to a successful operated and non-operated drilling and completion program. Average oil sales prices, without derivative settlements, decreased by $9.61 per barrel, or 10%, to an average of $82.73 per barrel for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Giving effect to our derivative transactions in both periods, our oil sales prices decreased $8.42 per barrel to $83.19 per barrel for the year ended December 31, 2014 from $91.61 per barrel for the year ended December 31, 2013.

Productive wells
The following table presents the total and operated gross and net productive wells as of December 31, 2015:

	Total wells		Operated wells
	Gross	Net	Gross	Net
Bakken and Three Forks	1,095	595.5	731	569.5
Other	155	93.7	101	89.3
Total wells	1,250	689.2	832	658.8
All of our productive wells are oil wells. Gross wells are the number of wells, operated and non-operated, in which we own a working interest and net wells are the total of our working interests owned in gross wells.
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2015. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Gross	Net
Developed acres	505,706	377,834
Undeveloped acres	161,231	106,911
Total acres	666,937	484,745
We increased our acreage that is held by production to 442,292 net acres at December 31, 2015 from 433,794 net acres at December 31, 2014.
Undeveloped acreage
The following table sets forth the number of gross and net undeveloped acres as of December 31, 2015 that will expire over the next three years unless production is established within the spacing units covering the acreage prior to the expiration dates:

	Undeveloped acres expiring
	Gross	Net
Year ending December 31,
2016	30,569	16,556
2017	9,729	8,935
2018	8,378	7,938
Drilling and completion activity
The following table summarizes our completion activity for the years ended December 31, 2015, 2014 and 2013. Gross wells reflect the sum of all productive and dry wells, operated and non-operated, in which we own a working interest. Net wells reflect the sum of our working interests in gross wells. The gross and net wells represent wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	115	59.1	188	102.6	188	75.3
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total development wells	115	59.1	188	102.6	188	75.3
Exploratory wells:
Oil	6	5.2	81	48.5	62	39.8
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	6	5.2	81	48.5	62	39.8
Total wells	121	64.3	269	151.1	250	115.1
In 2013, we focused on delineation and appraisal of the Bakken and Three Forks formations, resulting in substantially all of our acreage being delineated as of December 31, 2013. In 2014, we focused on full field development. In 2015, we continued in full field development mode with a focus on improving capital efficiency and completing more wells using high-intensity completion techniques. We also continued to participate in a number of wells on a non-operated basis.
We did not drill any dry hole wells in 2015, 2014 or 2013.
As of December 31, 2015, we had three operated rigs running, 2 gross (0.4 net) operated wells drilling, as one rig was in the process of moving to the next well, and an inventory of 85 gross operated wells waiting on completion. We expect to continue to focus on drilling with two operated rigs in the Bakken and Three Forks formations within our core acreage in 2016.
Capital expenditure budget
In 2015, we spent $610.0 million on capital expenditures, which represented a 61% decrease from the $1,572.6 million spent during 2014. This decrease was due to reduced drilling and completion activity as a result of lower commodity prices in 2015 coupled with lower well costs as a result of both improved operational efficiency and lower service costs, partially offset by higher capital expenditures for OMS, primarily related to the natural gas processing plant we are constructing in the Wild Basin area of our core acreage in North Dakota. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Cash flows used in investing activities.”
We have decreased our planned 2016 capital expenditures as compared to 2015 as a result of the current lower commodity prices. Our total 2016 capital expenditure budget is $400 million, which includes $237 million for exploration and production (“E&P”) capital expenditures and $163 million for non-E&P capital expenditures, including OMS, OWS, capitalized interest and administrative capital. We plan to complete approximately 46 gross (28.6 net) operated wells and participate in 0.6 net non-operated wells that are expected to be completed and brought on production in 2016. Our planned E&P capital expenditures include $200 million of drilling and completion (including production-related equipment) capital expenditures for operated and non-operated wells (including expected savings from services provided by OWS and OMS) and $37 million of other E&P capital expenditures. Our planned non-E&P capital expenditures include $140 million of midstream capital to continue to develop the natural gas processing plant and other infrastructure in Wild Basin and $23 million of other non-E&P capital expenditures.
While we have budgeted $400 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions, our ability to secure external funding for our Wild Basin project and the success of our drilling results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”
Description of properties
Our operations are focused in the North Dakota and Montana areas of the Williston Basin. While we have interests in a substantial number of wells in the Williston Basin that target several different zones, our development activities are currently concentrated in the Bakken and Three Forks formations. Our management team originally targeted the Williston Basin because of its oil-prone nature, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also generally has established infrastructure and access to materials and services.
The entire Williston Basin is spread across North Dakota, South Dakota, Montana and parts of southern Canada. The basin produces oil and natural gas from numerous producing horizons including, but not limited to, the Bakken, Three Forks, Madison and Red River formations. A report issued by the United States Geological Survey in April 2008 classified these formations as the largest continuous oil accumulation ever assessed by it in the contiguous United States. The Williston Basin has recently been one of the most actively drilled unconventional oil resource plays in the United States, reaching over 200 rigs drilling in the basin in 2014, although the active rig count decreased throughout 2015 due to low oil prices and fell to fewer than 50 rigs drilling in the basin in early 2016. Most rigs that are running in the Williston Basin are focused on drilling areas with the highest estimated ultimate recoveries that have attractive economics even in depressed oil price environments. Our development activity is focused in the deepest part of the Williston Basin, which we call the core.
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
The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, known as Sanish sand. The Three Forks formation is an unconventional carbonate play. Based on our geologic interpretation of the Three Forks formation, the evolution of completion techniques, our own drilling results and publicly available drilling results for other operators in the basin, we believe that much of our Williston Basin acreage is prospective in the Three Forks formation.
Our total leasehold position in the Williston Basin as of December 31, 2015 consisted of 484,745 net acres. Our estimated net proved reserves in the Williston Basin were 218.2 MMBoe at December 31, 2015. Of our estimated net proved reserves in the Williston Basin, approximately 147.6 MMBoe were proved developed reserves, which are comprised of a combination of wells drilled to conventional reservoirs, Bakken and Three Forks wells drilled with older completion techniques, and to a much larger extent, Bakken and Three Forks wells drilled with completion techniques similar to those we currently employ. Of our estimated net proved reserves, 70.7 MMBoe were proved undeveloped reserves, all of which consisted of Bakken and Three Forks wells to be drilled with more recent completion techniques, although our proved undeveloped reserves do not incorporate the impact of high intensity completion techniques. As of December 31, 2015, we had a total of 689.2 net operated and non-operated producing wells and 658.8 net operated producing wells in the Williston Basin. We had average daily production of 50,477 net Boe per day for the year ended December 31, 2015 in the Williston Basin. During 2015, our Bakken and Three Forks wells produced a daily average of 49,788 net Boe per day with 595.5 net producing wells on December 31, 2015. Accordingly, our 595.5 net Bakken and Three Forks wells were responsible for 99% of our average daily production during 2015. As of December 31, 2015, our working interest for all producing wells averaged 56% and in the wells we operate was approximately 79%. As of December 31, 2015, we had 117 gross (63.8 net) wells in the process of being drilled or completed in the Williston Basin, which includes 2 gross operated wells drilling, 85 gross operated wells waiting on completion and 30 gross non-operated wells drilling or completing. We participated in 121 gross (64.3 net) wells that were completed and brought on production during 2015.
Marketing, transportation and major customers
The Williston Basin crude oil rail and pipeline transportation and refining infrastructure has grown substantially in recent years, largely in response to drilling activity in the Bakken and Three Forks formations. In December 2015, oil production in North Dakota was approximately 1,152,000 barrels per day. According to the North Dakota Pipeline Authority website’s data last updated January 15, 2016, there was approximately 827,000 barrels per day of crude oil pipeline transportation capacity and approximately 1,490,000 barrels per day of specifically dedicated rail loading capacity in the Williston Basin as of December 31, 2015. In 2015, we continued to sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which typically originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2015, we were flowing over 80% of our gross operated oil production through these gathering systems.
Crude oil produced and sold in the Williston Basin has historically sold at a discount to WTI due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to the production of oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and improved netback pricing received at the lease. In 2015, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. In the first quarter of 2015, as WTI declined, our price differentials increased as a percentage of WTI to a 16% discount but decreased in terms of the dollar per barrel discount to WTI to an average of $7.85 per barrel of oil. In the second quarter of 2015, as WTI improved, our price differentials decreased to approximately 10% as a percentage of WTI and continued to decrease in terms of the dollar per barrel discount to WTI to an average of $5.90 per barrel of oil. In the second half of 2015, while WTI fell again, our price differentials strengthened, decreasing to less than $5.00 per barrel of oil and remaining at approximately 10% as a percentage of WTI. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. For a discussion of the potential risks to our business that could result from transportation and refining infrastructure constraints in the Williston Basin, please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.”
We principally sell our oil and natural gas production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production” and “Risk Factors—Risks related to the oil and natural gas industry and our business—Insufficient transportation or refining capacity in the Williston Basin could cause significant fluctuations in our realized oil and natural gas prices.” At the end of 2015, the U.S. government lifted the long-standing ban on crude oil exports. While we believe this could have a positive impact on the long-term value of Bakken crude oil, current market conditions are not expected to result in sizeable quantities of U.S. crude oil being exported out of the country.
In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. As of December 31, 2015, we sold a substantial majority of our oil and condensate through bulk sales at delivery points on crude oil gathering systems or directly at the wellhead to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs and adjustments for product quality. We also entered into various short-term sales contracts for a portion of our portfolio at fixed differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows.
For the year ended December 31, 2015, sales to Shell Trading (US) Company accounted for approximately 10% of our total sales. For the years ended December 31, 2014 and 2013, sales to Musket Corporation accounted for approximately 13% and 11% of our total sales, respectively. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2015, 2014 and 2013. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are a number of alternative crude oil and natural gas purchasers in the Williston Basin.

Since most of our oil and natural gas production is sold under market-based or spot market contracts, the revenues generated by our operations are highly dependent upon the prices of and demand for oil and natural gas. The price we receive for our oil and natural gas production depends upon numerous factors beyond our control, including but not limited to seasonality, weather, competition, availability of transportation and gathering capabilities, worldwide and regional economic conditions, global and domestic oil supply, foreign imports, political conditions in other oil-producing and natural gas-producing regions, the actions of the Organization of Petroleum Exporting Countries, or OPEC, and domestic government regulation, legislation and policies. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Further declines, or extended current low commodity prices, in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.” Furthermore, a decrease in the price of oil and natural gas could have an adverse effect on the carrying value of our estimated proved reserves and on our revenues, profitability and cash flows. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—If oil and natural gas prices remain at their current level for an extended period of time or continue to decline, we may be required to take write-downs of the carrying values of our oil and natural gas properties.”
Market, economic, transportation and regulatory factors may in the future materially affect our ability to market our oil or natural gas production. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.”
Competition
The oil and natural gas industry is worldwide and highly competitive in all phases. We encounter competition from other oil and natural gas companies in all areas of operation, including the acquisition of leasing options on oil and natural gas properties to the exploration and development of those properties. Our competitors include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies that have substantially larger operating staffs and greater capital resources than we do. Such companies may be able to pay more for lease options on oil and natural gas properties and exploratory locations and to define, evaluate, bid for and purchase a greater number of properties and locations than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel.”
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
Seasonality
Winter weather conditions and lease stipulations can limit or temporarily halt our drilling, completion and producing activities and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting our well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations.
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
We sell a significant amount of our crude oil production through gathering systems connected to rail facilities. Several derailments of freight trains, including the events in July 2013 in Lac Mégantic, have led federal and state regulators to examine whether the hazardous nature of crude oil from the Bakken shale is being assessed properly prior to its shipment. In particular, there are concerns that the testing and ensuing designations of the crude oil on the shipping documentation do not in all cases accurately capture the flammability of the Bakken crude oil. On January 2, 2014, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) released a Safety Alert alerting regulators, emergency responders, transporters and shippers that crude oil from the Bakken Shale may have flammability characteristics that are different from other forms of crude oil and that it was vital that all shipments of crude oil be tested and properly characterized on all shipping documentation. The Safety Alert also notified the regulated community that PHMSA and the Federal Railroad Administration have launched “Operation Classification,” which is an ongoing enforcement initiative that involves unannounced inspections on crude oil shipments to test the contents of the shipments in order to ensure that they are properly characterized. In August 2014, the U.S. Department of Transportation released a report finding that, based on the results of Operation Classification from August 2013 to May 2014, Bakken crude oil tends to be more volatile and flammable than other crude oils, and thus poses an increased risk for a significant accident.
In addition, these events have also spurred efforts to improve the safety of tank cars that are used in transporting crude oil by rail. Since 2011, all new railroad tank cars that have been built to transport crude oil or other petroleum type fluids (e.g., ethanol) have been built to more stringent safety standards. In May 2015, PHMSA adopted a final rule that, among other things, imposes a new and enhanced tank car design standard for certain tank cars carrying crude oil and ethanol, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as routing analyses, speed restrictions and enhanced braking controls. Safety improvements or updates to existing tank cars that are imposed under the May 2015 PHMSA final rule could drive up the cost of transport and lead to shortages in availability of tank cars. We do not currently own or operate rail transportation facilities or rail cars; however, we cannot assure that costs incurred by the railroad industry to comply with these enhanced standards resulting from PHMSA’s final rule will not increase our costs of doing business or limit our ability to transport and sell our crude oil at favorable prices, the consequences of which could be material to our business, financial condition or results of operations. However, we believe that any such consequences would not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. Shortly after the Lac Mégantic tragedy, Transport Canada issued a series of emergency directives aimed at certain practices that were identified immediately after the accident. Likewise, Transport Canada is assessing the compensation and liability scheme for shipments by rail so that sufficient funds are available to compensate victims and respond to the incident without making taxpayers fund any aspect of those efforts. Transport Canada has also issued recent legal requirements that align with the U.S. May 2015 PHMSA final rule in many respects. In January 2014, the Canadian Transportation Safety Board made several recommendations to Transport Canada regarding tank car safety, routing of freight trains and the capabilities of emergency responders. In April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT-111 tank cars and imposing a phase out for tank cars that do not meet certain safety requirements by as early as May 2017. Transport Canada also imposed a 50 mile-per-hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan.
We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or local hazardous materials transportation regulations will have a material adverse effect on our financial position or results of operations. However, future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures introduced by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil, or the development or discovery of new facts or conditions could increase our costs of doing business and limit our ability to transport and sell our crude oil at favorable prices, the consequences of which could be material to our business, financial condition or results of operations. However, we believe that any such consequences would not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
Other federal laws and regulations affecting our industry
Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (“EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides the

FERC with the power to assess civil penalties of up to $1 million per day for violations of the NGA and increases the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1 million per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
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
North Dakota Industrial Commission oil and gas rule changes. The North Dakota Industrial Commission (“NDIC”) has adopted more stringent rule changes to its existing oil and gas regulations. The rules became effective on April 1, 2012 and, among other things, impose relatively higher bonding amounts for the drilling of wells, severely restrict the discharge and storage of production wastes such as produced water, drilling mud, waste oil and other wastes in earthen pits, implement more stringent hydraulic fracturing requirements and require the provision of public disclosure on the national website, FracFocus.org, regarding chemicals used in the hydraulic fracturing process. Compliance with these recent rule changes by oil and natural gas exploration and production operators in general and us in particular increased our well costs from 2012 to 2015, and we expect to continue to incur these increased costs in order to remain in compliance.
In 2014, the NDIC adopted an order intended to reduce natural gas flaring, which order was subsequently modified in late 2015. Please see below the discussion of “Environmental protection and natural gas flaring initiatives.” In addition, on December 9, 2014, the NDIC adopted new conditioning standards to improve the safety of Bakken crude oil for transport. The rule became effective April 1, 2015 and sets operating standards for conditioning equipment to properly separate production fluids. The rule includes parameters for temperatures and pressures for production equipment. The rule also addresses limits to vapor pressure of produced crude oil.
Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.
Environmental and occupational health and safety regulation
Our exploration, development and production operations are subject to stringent federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling and production operations; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; and impose specific criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the occurrence of delays in the development of projects and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or reinterpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on our financial condition or results of operations, there is no assurance that we will be able to remain in compliance in the future with such existing or any new laws and regulations or that such future compliance will not have a material adverse effect on our business and operating results.
The following is a summary of the more significant existing environmental and occupational health and safety laws, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.
Hazardous substances and wastes
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These classes of persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.
We are also subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation, disposal and cleanup of hazardous and nonhazardous wastes. Under the authority of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. RCRA currently exempts certain drilling fluids, produced waters and other wastes associated with exploration, development and production of oil and natural gas from regulation as hazardous wastes. These wastes, instead, are regulated under RCRA’s less stringent nonhazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as nonhazardous wastes could be classified as hazardous wastes in the future. For example, in August 2015, several non-governmental organizations filed notice of intent to sue the EPA under RCRA for, among other things, the agency’s alleged failure to reconsider whether such exclusion should continue to apply. Repeal or modification of this RCRA exclusion or similar exemptions under state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating costs, which could have a significant impact on us as well as the oil and natural gas industry in general. In the course of our operations, we generate ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.
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
Air emissions
The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs, and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. We review new rules such as this one to assess their impact on our operations. Compliance with this final rule or any other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
Environmental protection and natural gas flaring initiatives
We attempt to conduct our operations in a manner that protects the health, safety and welfare of the public, our employees and the environment. We are focused on the reduction of air emissions produced from our operations, particularly with respect to flaring of natural gas from our operated well sites. The rapid growth of crude oil production in North Dakota in recent years, coupled with a historical lack of natural gas gathering infrastructure in the state, has led to efforts to reduce flaring of natural gas produced in association with crude oil production. We recognize the environmental and financial risks associated with natural gas flaring, and we seek to manage these risks on an ongoing basis and reduce flaring from our operated well sites.
We believe that one of the leading causes of natural gas flaring from the Bakken and Three Forks formations is the inability of operators to promptly connect their wells to natural gas processing and gathering infrastructure due to external factors out of the control of the operator, such as, for example, the granting of right-of-way access by land owners, investment from third parties in the development of gas gathering systems and processing facilities, and the development and adoption of regulations. However, we have allocated significant resources to connect our Bakken and Three Forks wells to natural gas infrastructure in a timely manner to reduce our flared volumes. We have exceeded a goal that we voluntarily set in 2014 to maintain well connections for an average of 90% of our operated Bakken and Three Forks wells, by having approximately 98% and 97% of our operated Bakken and Three Forks wells connected to gathering systems as of December 31, 2015 and 2014, respectively. We believe that achieving this goal helps us to minimize our flared volumes of natural gas.
On July 1, 2014, the NDIC adopted Order No. 24665 (the “July 2014 Order”), pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of 74% of natural gas produced in the state by October 1, 2014, 77% of such gas by January 1, 2015, 85% of such gas by January 1, 2016 and 90% of such gas by October 1, 2020. Modification of the July 2014 Order was announced by the NDIC in the fourth quarter of 2015, resulting in the existing January 1, 2015 gas capture rate of 77% being extended to April 1, 2016 and updated gas capture rates of 80% by April 1, 2016, 85% by November 1, 2016, 88% by November 1, 2018 and 91% by November 1, 2020. The July 2014 Order established an enforcement mechanism for policy recommendations that were previously adopted by the NDIC in March 2014. Those recommendations required all exploration and production operators applying for new drilling permits in the state after June 1, 2014 to develop Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s gas capture percentage goals. In particular, the July 2014 Order provided that after an initial 90-day period, wells must meet or exceed the NDIC’s gas capture percentage goals on a per-well, per-field, county or statewide basis. Failure to comply with the gas capture percentage goals will result in an operator having to restrict its production to 200 barrels of oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or 100 barrels of oil per day if less than 60% of such monthly volume of natural gas is captured. As of December 31, 2015, we were capturing approximately 91% of our natural gas production in North Dakota. While we were in compliance with these requirements as of December 31, 2015 and expect to remain in compliance in the future, there is no assurance that we will be able to remain in compliance in the future or that such future compliance will not have a material adverse effect on our business and operation results.
Climate change
The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases (“GHG”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes. In response to this determination, the EPA adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which typically will be established by the states. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, oil and natural gas production facilities, which include certain of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.
While from time to time Congress has considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. The adoption of any new legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45% in 2025. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. It is not possible at this time to predict how new methane restrictions would impact the our business or how or when the United States might impose restrictions on GHGs as a result of the international agreement agreed to in Paris.
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.
Water discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The EPA released a final rule in May 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide. To the extent this rule expands the scope of the Clean Water Act’s jurisdiction, drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
The Oil Pollution Act of 1990 (“OPA”) amends the Clean Water Act, and sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.
Operations associated with our production and development activities generate drilling muds, produced waters and other waste streams, some of which may be disposed of by means of injection into underground wells situated in non-producing subsurface formations. The NDIC rule changes effective in 2012 severely restrict the discharge and storage of production wastes including produced water in earthen pits, which increases the likelihood that injection wells are used to dispose of appropriate waste streams. These injection wells are regulated by the federal Safe Drinking Water Act and analogous state laws. The underground injection well program under the Safe Drinking Water Act requires permits from the EPA or analogous state agency for disposal wells that we operate, establishes minimum standards for injection well operations and restricts the types and quantities of fluids that may be injected. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources and imposition of liability by landowners or other parties claiming damages for alternative water supplies, property damages and personal injuries. Moreover, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.
Hydraulic fracturing activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional formations, including shales. The process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued CAA final regulations in 2012 and proposed additional CAA regulations in August 2015 governing performance standards for the oil and natural gas industry; proposed in April 2015 effluent limitations guidelines that waste water from shale natural gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the federal Bureau of Land Management (“BLM”) published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups.
From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, following the lead of the State of New York in 2015. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Nevertheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Also, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that the EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. The final version of this EPA report remains pending and is expected to be completed in 2016. Such EPA final report, when issued, as well as any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.
Please see “Item 1A. Risk Factors—We may incur substantial losses and be subject to substantial liability claims as a result of our operations. Additionally, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.”
Endangered Species Act considerations
The federal Endangered Species Act (“ESA”) may restrict exploration, development and production activities that may affect endangered and threatened species or their habitats. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States and prohibits the taking of endangered species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitats. Some of our facilities may be located in areas that are designated as habitat for endangered or threatened species. If endangered or threatened species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service is required to make a determination on a listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.
Operations on federal lands
Performance of oil and gas exploration and production activities on federal lands, including Indian lands and lands administered by the federal BLM are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs, to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Depending on any mitigation strategies recommended in such environmental assessments or environmental impact statements, we could incur added costs, which could be substantial, and be subject to delays or limitations in the scope of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt our exploration and production activities.
Employee health and safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.
Employees
As of December 31, 2015, we employed 535 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.
Offices
As of December 31, 2015, we leased 111,628 square feet of office space in Houston, Texas at 1001 Fannin Street, where our principal offices are located. The lease for our Houston office expires in September 2020. We also own field offices in the North Dakota communities of Williston, Powers Lake and Alexander.
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
Risks related to the oil and natural gas industry and our business
Further declines, or extended current low commodity prices, in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The price we receive for our oil and, to a lesser extent, natural gas, heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. For example, average daily prices for WTI crude oil ranged from a high of $61.36 per barrel to a low of $34.55 per barrel during 2015. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.32 per MMBtu to a low of $1.63 per MMBtu during 2015. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

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
Substantially all of our production is sold to purchasers under short-term (less than twelve-month) contracts at market-based prices. Low oil and natural gas prices will reduce our cash flows, borrowing ability, the present value of our reserves and our ability to develop future reserves. See “Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our estimated net oil and natural gas reserves” below. Low oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically and may affect our proved reserves. See also “The present value of future net revenues from our estimated net proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves” below.
Increased costs of capital could adversely affect our business.
Our business and operating results can be harmed by factors such as the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations. We require continued access to capital. A significant reduction in the availability of credit could materially and adversely affect our ability to achieve our planned operating results.

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
Our revolving credit facility and the indentures governing our senior unsecured notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	sell assets, including equity interests in our subsidiaries;

•	pay distributions on, redeem or repurchase our common stock or redeem or repurchase our debt;

•	make investments;

•	incur or guarantee additional indebtedness or issue preferred stock;

•	create or incur certain liens;

•	make certain acquisitions and investments;

•	redeem or prepay other debt;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries;

•	enter into sale and leaseback transactions; and

•	engage in certain business activities.
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
A payment default or an acceleration under our revolving credit facility could result in an event of default and an acceleration under the indentures for our senior unsecured notes. If the indebtedness under the notes were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, our obligations under our revolving credit facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 90% of the reserve value as determined by reserve reports, and if we are unable to repay our indebtedness under the revolving credit facility, the lenders could seek to foreclose on our assets. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources.”
Our level of indebtedness may increase and reduce our financial flexibility.
As of December 31, 2015, we had $138.0 million of outstanding borrowings and had $5.2 million of outstanding letters of credit under our revolving credit facility, $1,144.8 million available for future secured borrowings under our revolving credit facility including pro forma adjustments for the current borrowing base and the net proceeds from our public equity offering in February 2016 and $2,200.0 million outstanding in senior unsecured notes. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Senior secured revolving line of credit” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Senior unsecured notes.” In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.
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
Our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit drilling locations or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “Our estimated net proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” below. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

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
The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Our operations” for information about our estimated oil and natural gas reserves and the PV-10 and Standardized Measure of discounted future net revenues as of December 31, 2015, 2014 and 2013.

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
You should not assume that the present value of future net revenues from our estimated net proved reserves is the current market value of our estimated net oil and natural gas reserves. In accordance with SEC requirements for the years ended December 31, 2015, 2014 and 2013, we based the estimated discounted future net revenues from our estimated net proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

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
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. In addition, we assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties, which may result in a decrease in the amount available under our revolving credit facility. A write-down constitutes a non-cash charge to earnings. The continued decline in oil and natural gas prices since December 31, 2015 may cause us to incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our revolving credit facility and our results of operations for the periods in which such charges are taken. Due to lower expected future oil prices, we reviewed our proved oil and natural gas properties for impairment as of December 31, 2015 and 2014. For the year ended December 31, 2015, we recorded an impairment loss of $9.4 million to adjust the carrying value of our proved oil and natural gas properties held for sale to their estimated fair value. For the year ended December 31, 2014, we determined that the carrying value exceeded expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, we recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2013. During the years ended December 31, 2015, 2014 and 2013, we recorded non-cash impairment charges of $36.6 million, $7.3 million and $1.2 million, respectively, on our unproved properties due to expiring leases and periodic assessments of our unproved properties.
The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services or the unavailability of sufficient transportation for our production could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.
Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services or the unavailability of sufficient transportation for our production could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, compliance with new or emerging legal requirements that affect midstream operations in North Dakota may reduce the availability of transportation for our production. For example, the NDIC adopted regulations in late 2013 that impose more rigorous pipeline development standards on midstream operators, some of whom we rely on to construct and operate pipeline infrastructure to transport the oil and natural gas we produce.
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
Operations in the Bakken and the Three Forks formations involve utilizing the latest drilling and completion techniques as developed by us and our service providers in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations, successfully cleaning out the well bore after completion of the final fracture stimulation stage and successfully protecting nearby producing wells from the impact of fracture stimulation.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. We spent $610.0 million and $1,572.6 million related to capital expenditures for the years ended December 31, 2015 and 2014, respectively. Our capital expenditure budget for 2016 is approximately $400 million, with approximately $200 million allocated for drilling and completion operations. Since our initial public offering, our capital expenditures have been financed with proceeds from public equity offerings, proceeds from our $2,200.0 million of senior unsecured notes, borrowings under our revolving credit facility, net cash provided by operating activities, the sale of non-core oil and gas properties and cash settlements of derivative contracts. DeGolyer and MacNaughton projects that we will incur capital costs of $828.6 million over the next five years to develop the proved undeveloped reserves in the Williston Basin covered by its December 31, 2015 reserve report. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
A significant increase in product prices could result in an increase in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows provided by operating activities, borrowings under our revolving credit facility and cash settlements of derivative contracts; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of additional debt or equity securities or the sale of non-strategic assets. The issuance of additional debt or equity may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. In addition, upon the issuance of certain debt securities (other than on a borrowing base redetermination date), our borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 25% of the aggregate principal amount of such debt securities.
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
As of December 31, 2015, 100% of our proved reserves and production were located in the Williston Basin in northwestern North Dakota and northeastern Montana. As a result, we may be disproportionately exposed to the impact of economics in the Williston Basin or delays or interruptions of production from these wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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
The Williston Basin crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil. In the past, there have been periods when this discount has substantially increased due to the production of oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Recent expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and improved netback pricing received at the lease. In 2015, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. In the first quarter of 2015, as WTI declined, our price differentials increased as a percentage of WTI to a 16% discount but decreased in terms of the dollar per barrel discount to WTI to an average of $7.85 per barrel of oil. In the second quarter of 2015, as WTI improved, our price differentials decreased to approximately 10% as a percentage of WTI and continued to decrease in terms of the dollar per barrel discount to WTI to an average of $5.90 per barrel of oil. In the second half of 2015, while WTI fell again, our price differentials strengthened, decreasing to less than $5.00 per barrel of oil and remaining at approximately 10% as a percentage of WTI. On barrels that are transported over pipelines to either Clearbrook, Minnesota or Guernsey, Wyoming, our realized price for crude oil is generally the quoted price for Bakken crude oil less transportation costs from the point where the crude oil is sold.
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

Approximately 32% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2015. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
Insurance against all operational risk is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Also, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
We have incurred losses in 2015 and prior years and may do so again in the future.
For the year ended December 31, 2015, we incurred a net loss of $40.2 million. For the years ended December 31, 2014 and 2013, we had net income of $506.9 million and $228.0 million, respectively. Our development of and participation in an increasingly larger number of drilling locations has required and will continue to require substantial capital expenditures, including planned capital expenditures for 2016 of approximately $400 million.
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
Our management has identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These potential drilling locations, including those without proved undeveloped reserves, represent a significant part of our execution strategy. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These rules and guidance may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program.
Our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2015, we had leases representing 16,556 net acres expiring in 2016, 8,935 net acres expiring in 2017 and 7,938 net acres expiring in 2018. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. During the years ended December 31, 2015, 2014 and 2013, we recorded non-cash impairment charges of $36.6 million, $7.3 million and $1.2 million on our unproved properties due to expiring leases and periodic assessments of our unproved properties.
Our operations are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our oil and natural gas exploration and production operations are subject to stringent federal, regional, state and local laws and regulations governing occupational health and safety aspects of our operations, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations including the acquisition of a permit before conducting drilling, underground injection or other regulated activities; the restriction on types, quantities and concentration of materials that may be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause us to incur significant capital or operating expenditures or costly actions to achieve and maintain compliance. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties; the imposition of investigatory, remedial or corrective action obligations; the occurrence of delays in the development of projects; and the issuance of injunctions limiting or preventing some or all of our operations in affected areas.
There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and waste water discharges related to our operations and due to historical industry operations and waste disposal practices. Under certain environmental laws and regulations, we could be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken. Private parties, including the owners of properties upon which our wells are drilled and facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, the risk of accidental spills or releases could expose us to significant liabilities that could have a material adverse effect on our financial condition or results of well drilling, construction, completion on water management activities or operations. Changes in environmental laws and regulations occur frequently, and any changes that result in delays or restrictions in the permitting or development of projects or more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. For example, the NDIC adopted regulations in late 2013 that impose more rigorous pipeline development standards on midstream operators, some of whom we rely upon to construct and operate pipeline infrastructure to transport the oil and natural gas we produce. In addition, in 2014, the NDIC adopted legal requirements and implemented a drilling permit review process that incorporates public review measures for any oil and natural gas wells drilled within buffer zones established around a designated number of identified areas of interest within the state, including certain National Park or Grassland areas, specified mountains and buttes, certain rivers, and specified wildlife management areas. While limited to drilling of wells upon public lands, the drilling permit review process will result in portions of the drilling applications being made available for public review and comment and could result in a lesser number of such permits being issued or such permits being issued at a slower rate or with added restrictions, which could impact our overall drilling program. With regard to recent federal laws or regulations, in May 2015, the EPA released a final rule that attempted to clarify federal jurisdiction under the Clean Water Act with regards to obtaining permits for dredge and fill activities in wetland areas, the implementation of which has been stayed nationwide due to a number legal challenges, and, in October 2015, the EPA issued a final rule lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. Compliance with any of these rules or any other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
We may not be able to recover some or any of these costs from insurance.
Failure to comply with federal, state and local laws could adversely affect our ability to produce, gather and transport our oil and natural gas and may result in substantial penalties.
Our operations are substantially affected by federal, state and local laws and regulations, particularly as they relate to the regulation of oil and natural gas production and transportation. These laws and regulations include regulation of oil and natural gas exploration and production and related operations, including a variety of activities related to the drilling of wells, the interstate transportation of oil and natural gas by federal agencies such as the FERC, as well as state agencies. In addition, federal laws prohibit market manipulation in connection with the purchase or sale of oil and/or natural gas. Failure to comply with federal, state and local laws could adversely affect our ability to produce, gather and transport our oil and natural gas and may result in substantial penalties. Please see “Item 1. Business—Other federal laws and regulations affecting our industry.”
Our business involves the selling and shipping by rail of crude oil, including from the Bakken shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.
A portion of our crude oil production is transported to market centers by rail. Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks. In May 2015, PHMSA adopted a final rule that, among other things, imposes a new and enhanced tank car design standard for certain tank cars carrying crude oil and ethanol, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as routing analyses, speed restrictions and enhanced braking controls. Transport Canada has also issued legal requirements that align with the U.S. May 2015 final rule adopted by PHMSA, including standards relating to train speed restrictions, route risk analyses and a phase out of non-compliant DOT-111 tank cars.
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
To the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. In addition, any derailment of crude oil from the Bakken shale involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our insurance policies will cover the entirety of any damages that may arise from such an event.
Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce while the physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
Based on findings by the EPA that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the Earth’s atmosphere and other climatic changes, the EPA adopted regulations under existing provisions of the CAA that establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. These or similar permit review requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, certain onshore oil and natural gas production facilities, which includes certain of our operations. While from time to time Congress has considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. The adoption and implementation of any legislation or regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45% in 2025. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. It is not possible at this time to predict how new methane restrictions would impact our business or how or when the United State might impose restrictions on GHGs as a result of the international agreement agreed to in Paris. The adoption of any legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs from the drilling program’s equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. The process is typically regulated by state oil and natural gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued CAA final regulations in 2012 and proposed additional CAA regulations in August 2015 governing performance standards for the oil and natural gas industry; proposed in April 2015 effluent limitations guidelines that waste water from shale natural gas extraction operations must meet before discharging to a treatment plant; and issued in 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order the BLM could appeal and is being separately appealed by certain environmental groups. In addition, from time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, following the lead of the State of New York in 2015. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Also, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. The final version of this EPA report remains pending and is expected to be completed in 2016. Such EPA final report, when issued, as well as any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.
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
Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($96.5 million in receivables at December 31, 2015), which we market to energy marketing companies, refineries and affiliates; joint interest receivables ($64.3 million at December 31, 2015); and deposits to vendors ($9.7 million at December 31, 2015).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. For the year ended December 31, 2015, sales to Shell Trading (US) Company accounted for approximately 10% of our total sales. For the years ended December 31, 2014 and 2013, sales to Musket Corporation accounted for approximately 13% and 11% of our total sales, respectively. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2015, 2014 and 2013. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells.
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2015, we had derivatives in place with eight counterparties and a total net derivative asset of $155.5 million.
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
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities or title defects in excess of the amounts claimed by us before closing and acquire properties on an “as is” basis. Indemnification from the sellers will generally be effective only during a limited time period after the closing and subject to certain dollar limitations and minimums. We may not be able to collect on such indemnification because of disputes with the sellers or their inability to pay. Moreover, there is a risk that we could ultimately be liable for unknown obligations related to acquisitions, which could materially adversely affect our financial condition, results of operations or cash flows.

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
The success of a significant acquisition will depend, in part, on our ability to realize anticipated opportunities from combining the acquired assets or operations with those of ours. Even if a combination is successful, it may not be possible to realize the full benefits we may expect in estimated net proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, in oil and natural gas industry conditions, by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, our results of operations and stock price may be adversely affected.
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
President Obama’s budget proposal for fiscal year 2017 recommended the elimination of certain key United States federal income tax preferences currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for United States production activities for oil and gas production, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes or similar changes will be enacted or, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax law could affect certain tax deductions that are currently available with respect to oil and gas exploration and production. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.
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
On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) carrying crude oil (the “Train”) derailed in Lac-Mégantic, Quebec. In March 2014, Oasis Petroleum Inc. and Oasis Petroleum LLC (“OP LLC”) were added to a group of over fifty named defendants, including other crude oil producers as well as the Canadian Pacific Railway, MMA and certain of its affiliates, owners and transloaders of the crude oil carried by the Train, several lessors of tank cars, and the Attorney General of Canada, in a motion filed in the Quebec Superior Court to authorize a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs for claims arising out of the derailment of the Train (Yannick Gagne, etc., et al. v. Rail World, Inc., etc., et al., Case No. 48006000001132) (the “Class-Action”). The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.
We believe that all claims against Oasis Petroleum Inc. and OP LLC in connection with the derailment of the Train in Lac-Mégantic, Quebec are without merit.
On August 7, 2013, MMA filed for bankruptcy protection in the Quebec Superior Court and the United States Bankruptcy Court in Bangor, Maine (together, the “Bankruptcy Actions”). The trustees appointed in the Bankruptcy Actions have negotiated settlement agreements with the majority of the named defendants in the Class-Action, including Oasis Petroleum Inc. and OP LLC. The Quebec Superior Court and the United States Bankruptcy Court have issued orders approving the settlement agreements which were pending before them, and such orders have become final. Pursuant to the settlement agreements, Oasis Petroleum Inc. and OP LLC agreed to contribute to the compensation fund established for those suffering losses as a result of the Lac-Megantic derailment. Such contributions were fully covered by our insurance policies. Furthermore, the settlement agreements bar future litigation against Oasis Petroleum Inc. and OP LLC in Canada and the United States arising out of the Lac-Megantic derailment.
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
The following table sets forth the range of high and low sales prices of our common stock for the two most recent fiscal years as reported by the NYSE:

	2015		2014
	High	Low	High	Low
1st Quarter	$19.63	$12.05	$47.28	$38.68
2nd Quarter	$18.86	$14.23	$56.38	$41.01
3rd Quarter	$15.85	$8.04	$58.09	$40.85
4th Quarter	$14.15	$6.34	$41.90	$10.64
Holders. As of February 18, 2016, the number of record holders of our common stock was 567. Based on inquiry, management believes that the number of beneficial owners of our common stock is approximately 42,300.
Dividends. We have not paid any cash dividends since our inception. Covenants contained in our revolving credit facility and the indentures governing our senior unsecured notes restrict the payment of cash dividends on our common stock. We currently intend to retain all future earnings for the development of our business, and we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future.
On February 24, 2016, the last sale price of our common stock, as reported on the NYSE, was $4.53 per share.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2015.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2015:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
October 1 – October 31, 2015	2,283	$9.19	—	—
November 1 – November 30, 2015	1,545	11.97	—	—
December 1 – December 31, 2015	12,197	11.33	—	—
Total	16,025	$11.09	—	—
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

Stock Performance Graph. The following performance graph and related information is “furnished” with the SEC and shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as “soliciting material” or specifically incorporate such information by reference into such a filing.
The performance graph shown below compares the cumulative total return to our common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) since the time of our initial public offering. The comparison was prepared based upon the following assumptions:
1. $100 was invested in our common stock at its initial public offering price of $14 per share and invested in the S&P 500 and the S&P 500 O&G E&P on June 16, 2010 at the closing price on such date; and

2. Dividends were reinvested.
Item 6. Selected Financial Data
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2011 through 2015. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year ended December 31,
	2015	2014	2013(1)	2012	2011
	(In thousands, except per share data)
Statement of operations data:
Revenues:
Oil and gas revenues	$721,672	$1,304,004	$1,084,412	$670,491	$330,422
Well services and midstream revenues	68,063	86,224	57,587	16,177	—
Total revenues	789,735	1,390,228	1,141,999	686,668	330,422
Expenses:
Lease operating expenses(2)	144,481	169,600	94,634	54,924	32,707
Well services and midstream operating expenses	28,031	50,252	30,713	11,774	—
Marketing, transportation and gathering expenses	31,610	29,133	25,924	9,257	1,365
Production taxes	69,584	127,648	100,537	62,965	33,865
Depreciation, depletion and amortization	485,322	412,334	307,055	206,734	74,981
Exploration expenses	2,369	3,064	2,260	3,250	1,685
Rig termination(3)	3,895	—	—	—	—
Impairment of oil and gas properties(4)	46,109	47,238	1,168	3,581	3,610
General and administrative expenses	92,498	92,306	75,310	57,190	29,435
Total expenses	903,899	931,575	637,601	409,675	177,648
Gain on sale of properties	—	186,999	—	—	(207)
Operating income (loss)	(114,164)	645,652	504,398	276,993	152,567
Other income (expense):
Net gain (loss) on derivative instruments	210,376	327,011	(35,432)	34,164	1,595
Interest expense, net of capitalized interest	(149,648)	(158,390)	(107,165)	(70,143)	(29,618)
Other income (expense)	(2,935)	195	1,216	4,860	1,635
Total other income (expense)	57,793	168,816	(141,381)	(31,119)	(26,388)
Income before income taxes	(56,371)	814,468	363,017	245,874	126,179
Income tax benefit (expense)	16,123	(307,591)	(135,058)	(92,486)	(46,789)
Net income (loss)	$(40,248)	$506,877	$227,959	$153,388	$79,390
Earnings (loss) per share:
Basic	$(0.31)	$5.09	$2.45	$1.66	$0.86
Diluted	(0.31)	5.05	2.44	1.66	0.86
__________________

(1)
Our statement of operations data for the year ended December 31, 2013 does not include the effects of our 2013 acquisitions for the full twelve months of 2013. We acquired such interests on September 26, 2013 and October 1, 2013. See Note 6 to our audited consolidated financial statements.

(2)
For the year ended December 31, 2011, lease operating expenses exclude marketing, transportation and gathering expenses to conform such amounts to current year classifications. For the years ended December 31, 2012 and 2011, lease operating expenses include midstream income and operating expenses, which are included in well services and midstream revenues and well services and midstream operating expenses, respectively, for the years ended December 31, 2015, 2014 and 2013.

(3)	During the year ended December 31, 2015, we elected to early terminate certain drilling rig contracts and recorded a rig termination expense of $3.9 million.

(4)
For the years ended December 31, 2015 and 2014, impairment of oil and gas properties includes $9.4 million and $40.0 million, respectively, related to our proved properties. See Note 3 to our audited consolidated financial statements.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$9,730	$45,811	$91,901	$213,447	$470,872
Net property, plant and equipment	5,218,242	5,186,786	4,079,750	2,006,600	1,079,955
Total assets(1)	5,649,375	5,909,076	4,678,041	2,508,146	1,711,740
Long-term debt(1)	2,302,584	2,670,664	2,501,687	1,179,352	784,358
Total stockholders’ equity	2,319,342	1,872,301	1,348,549	795,005	634,238
 __________________

(1)
Prior to 2015, we presented deferred financing costs related to our senior unsecured notes in other assets on our Consolidated Balance Sheet. Upon the adoption of new accounting guidance in 2015, such costs are presented as a deduction from the carrying value of long-term debt. As of December 31, 2015, deferred financing costs related to our senior unsecured notes totaling $35.4 million were included in long-term debt on our Consolidated Balance Sheet. Prior periods have been adjusted retrospectively to reflect the period-specific effects of applying the new guidance. Reclassified amounts total $29.3 million, $33.9 million, $20.6 million and $15.6 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Other financial data:
Net cash provided by operating activities	$359,815	$872,516	$697,856	$392,386	$176,024
Net cash used in investing activities	(479,148)	(1,077,452)	(2,445,076)	(1,038,605)	(629,390)
Net cash provided by financing activities	83,252	158,846	1,625,674	388,794	780,718

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
Overview
We are an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the North Dakota and Montana regions of the Williston Basin. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. Our drilling activity is primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. OPNA conducts our domestic oil and natural gas exploration and production activities. We also operate a well services business through OWS and a midstream services business through OMS, both of which are separate reportable business segments that are complementary to our primary development and production activities. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.
Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. We built our Williston Basin assets through acquisitions and development activities, which were financed with a combination of capital from private investors, borrowings under our revolving credit facility, cash flows provided by operating activities, proceeds from our senior unsecured notes, proceeds from our public equity offerings, the sale of non-core oil and gas properties and cash settlements of derivative contracts. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided an entry into a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives. In addition, the acquisition of non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis.
Due to the geographic concentration of our oil and natural gas properties in the Williston Basin, we believe the primary sources of opportunities, challenges and risks related to our business for both the short and long-term are:

•	commodity prices for oil and natural gas;

•	transportation capacity;

•	availability and cost of services; and

•	availability of qualified personnel.
Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Crude oil prices have declined significantly since mid-2014. As a result of sustained low oil prices, we have decreased our planned 2016 capital expenditures as compared to 2015, and we are continuing to concentrate our drilling activities in certain areas that are the most economic in the Williston Basin. Extended periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.
Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations. The current global oversupply of crude oil has caused a sharp decline in oil prices since mid-2014. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2015, we were flowing over 80% of our gross operated oil production through these gathering systems. Please see “Item 1. Business—Marketing, transportation and major customers.”
Our quarterly average net realized oil prices and average price differentials are shown in the tables below.

	2015				Year ended December 31, 2015
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$40.73	$52.04	$41.61	$37.77	$43.04
Average Price Differential(2)	16%	10%	10%	10%	12%

	2014				Year ended December 31, 2014
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$89.66	$94.48	$87.17	$62.79	$82.73
Average Price Differential(2)	9%	8%	10%	13%	10%

	2013				Year ended December 31, 2013
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$93.33	$91.15	$100.75	$85.87	$92.34
Average Price Differential(2)	1%	3%	5%	12%	6%
__________________

(1)	Realized oil prices do not include the effect of derivative contract settlements.

(2)	Price differential reflects the difference between realized oil prices and WTI crude oil index prices.
Changes in commodity prices may also significantly affect the economic viability of drilling projects as well as the economic valuation and economic recovery of oil and gas reserves. Crude oil produced and sold in the Williston Basin has historically sold at a discount to WTI due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to oil production in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Recent expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and improved netback pricing received at the lease. In early 2013, our average price differentials relative to WTI narrowed, primarily due to our ability to access premium coastal markets by rail. As the premium received in coastal markets contracted during the second and third quarters of 2013, our average price differentials relative to WTI increased. In the fourth quarter of 2013 and into the first quarter of 2014, our average price differentials relative to WTI continued to increase due to the pipeline market weakening as a result of refinery down time and increased U.S. and Canadian production. In the second and third quarters of 2014, stronger pipeline prices shifted more of our barrels towards the pipelines, but rail buyers had to compete with pipeline prices despite weaker Brent differentials, resulting in price differentials relative to WTI of approximately 9% to 11%. In the fourth quarter of 2014, as WTI crude oil prices declined, our price differentials increased as a percentage of WTI but remained relatively flat in terms of the dollar per barrel discount to WTI in the range of $9.00 to $10.50 per barrel of oil. In 2015, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. In the first quarter of 2015, as WTI further declined, our price differentials continued to increase as a percentage of WTI but decreased in terms of the dollar per barrel discount to WTI to an average of $7.85 per barrel of oil. In the second quarter of 2015, as WTI improved, our price differentials returned to approximately 10% as a percentage of WTI and continued to decrease in terms of the dollar per barrel discount to WTI to an average of $5.90 per barrel of oil. In the second half of 2015, while WTI fell again, our price differentials strengthened, decreasing to less than $5.00 per barrel of oil and remaining at approximately 10% as a percentage of WTI. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations.
We believe our large concentrated acreage position provides us with a multi-year inventory of drilling projects and requires forward planning visibility for obtaining services and necessary permits to drill wells. As a result of lower future oil price expectations, we are continuing to slow the pace of development in 2016, and plan to reduce our well completions from 80 gross (62.4 net) operated wells in 2015 to 46 gross (28.6 net) operated wells in 2016. Additionally, we started completing 100% of our wells with OWS in February 2015 and have the ability to control the pace of completions to allow for additional financial flexibility. In 2015, we wrote off $22.2 million of leases that we do not expect to develop before their 2016 and 2017 contract expirations, as we continue to focus our 2016 drilling activities in the deepest part of our acreage in the Williston Basin.

Our 2015, 2014 and 2013 activities included development and exploration drilling in the Williston Basin. Our current activities are focused on evaluating and developing our asset base and optimizing our operations. Based on the reserve reports prepared by our independent reserve engineers, we had 218.2 MMBoe of estimated net proved reserves with a PV-10 of $2,022.7 million and a Standardized Measure of $1,914.3 million at December 31, 2015, 272.1 MMBoe of estimated net proved reserves with a PV-10 of $5,481.4 million and a Standardized Measure of $3,981.7 million at December 31, 2014 and 227.9 MMBoe of estimated net proved reserves with a PV-10 of $5,486.9 million and a Standardized Measure of $3,727.6 million at December 31, 2013. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months for the years ended December 31, 2015, 2014 and 2013 were $50.16/Bbl for oil and $2.63/MMBtu for natural gas, $95.28/Bbl for oil and $4.35/MMBtu for natural gas and $96.96/Bbl for oil and $3.66/MMBtu for natural gas, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. As of February 8, 2016, the spot crude oil price was $29.71 per barrel, a 20% decrease since December 31, 2015 and a 39% decrease as compared to an average WTI of $48.75 per barrel during the year ended December 31, 2015. An extended period of low oil prices could result in a significant decrease in our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure in the future.
Forward commodity prices and estimates of future production also play a significant role in determining impairment of proved oil and natural gas properties. As a result of lower commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. In 2014, we recorded a proved impairment loss of $40.0 million due to lower expected future oil prices, and in 2015, we recorded an impairment loss of $9.4 million to write down our proved properties held for sale to their estimated fair value. No other proved impairment charges were recorded during the year ended December 31, 2015, although the difference between the expected undiscounted future cash flows and the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations has narrowed to $1,264.8 million as of December 31, 2015, a decrease of approximately 56% as compared to December 31, 2014. The underlying commodity prices embedded in our estimated cash flows were determined using NYMEX forward swap prices for five years, escalating 3% per year thereafter effective as of December 31, 2015 and holding the fifth year price constant thereafter as of December 31, 2014. Effective as of December 31, 2015, a 3% inflation factor was also applied to the future operating and development costs after five years. Expected future oil and natural gas prices have continued to decline in early 2016. As of February 12, 2016, the average five-year WTI strip price was $43.70 per barrel, a 10% decrease as compared to the average five-year WTI strip price as of December 31, 2015, which reduces the excess of the expected undiscounted cash flows over the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations to $327.2 million. If expected future oil prices decline by 13% as compared to December 31, 2015, holding all other factors constant, the expected undiscounted cash flows may not exceed the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations, and as a result, we may recognize additional proved impairment charges in the future, and such impairment charges could exceed $2,500.0 million assuming a discount rate of 10%.
2015 Highlights

•	We increased average daily production by 11% to 50,477 Boe per day in 2015 from 45,656 Boe per day in 2014.

•	We completed and placed on production 80 gross (62.4 net) operated wells during 2015. As of December 31, 2015, the Company had 85 gross operated wells awaiting completion.

•	Capital expenditures were $610.0 million for the year ended December 31, 2015, a 61% decrease as compared to 2014 capital expenditures.

•	We had estimated net proved oil and natural gas reserves at December 31, 2015 of 218.2 MMBoe, of which 85% consisted of oil and 68% were classified as proved developed.

•
We ended the year with a leasehold position of 484,745 total net acres in the Williston Basin, primarily targeting the Bakken and Three Forks formations. In addition, we increased our acreage that is held by production to 442,292 net acres as of December 31, 2015.

•
At December 31, 2015, we had $9.7 million of cash and cash equivalents and had total pro forma liquidity of $1,199.4 million, including adjustments for the current borrowing base and the net proceeds from our public equity offering in February 2016 (see “Liquidity and capital resources” below).

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our well services and midstream revenues are primarily derived from well completion activity, tool rentals, salt water pipeline transport, salt water disposal and fresh water sales for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation.
The following table summarizes our revenues and production data for the periods presented:

	Year ended December 31,
	2015	2014	2013
Operating results (in thousands):
Revenues
Oil	$692,497	$1,231,251	$1,033,866
Natural gas	29,175	72,753	50,546
Well services	44,294	74,610	51,845
Midstream	23,769	11,614	5,742
Total revenues	$789,735	$1,390,228	$1,141,999
Production data:
Oil (MBbls)	16,091	14,883	11,133
Natural gas (MMcf)	14,002	10,691	7,450
Oil equivalents (MBoe)	18,424	16,664	12,375
Average daily production (Boe per day)	50,477	45,656	33,904
Average sales prices:
Oil, without derivative settlements (per Bbl)(1)	$43.04	$82.73	$92.34
Oil, with derivative settlements (per Bbl)(1)(2)	66.06	83.19	91.61
Natural gas (per Mcf)(3)	2.08	6.81	6.78
__________________

(1)	For the year ended December 31, 2013, average sales prices for oil is calculated using total oil revenues, excluding bulk oil sales of $5.8 million, divided by oil production.

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
Year ended December 31, 2015 as compared to year ended December 31, 2014
Total revenues. Our total revenues decreased $600.5 million, or 43%, to $789.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to lower realized oil and natural gas sales prices, partially offset by increased production volumes sold. Our average realized prices for oil and natural gas decreased by 48% and 69%, respectively, during the year ended December 31, 2015 as compared to December 31, 2014. Net production volumes for the year ended December 31, 2015 were 18,424 MBoe, an 11% increase from net production of 16,664 MBoe for the year ended December 31, 2014. Our net production volumes increased 1,760 MBoe over 2014 primarily due to a successful operated and non-operated drilling and completion program.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,821 Boe per day, or 11%, to 50,477 Boe per day during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in average daily production sold was primarily a result of our 64.3 total net well completions in the Williston Basin during 2015, offset by the natural decline in production in wells that were producing as of December 31, 2014. Production from wells completed contributed to average daily production during 2015 by approximately 11,366 Boe per day. Average oil sales prices, without derivative settlements, decreased by $39.69 per barrel, or 48%, to an average of $43.04 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $4.73 per Mcf to an average of $2.08 per Mcf for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The lower oil and natural gas sales prices decreased revenues by $641.2 million, partially offset by higher production amounts sold, which increased revenues by $58.9 million during the year ended December 31, 2015. As of February 8, 2016, the spot crude oil price was $29.71 per barrel, a 20% decrease since December 31, 2015 and a 39% decrease as compared to an average WTI of $48.75 per barrel during the year ended December 31, 2015. Extended current low commodity prices could result in a significant decrease in our oil and gas volumes and revenues in the future.
Well services and midstream revenues. Well services revenues decreased $30.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a $26.8 million decrease in well completion product sales to third parties as a result of OWS completing substantially all of OPNA’s operated wells in 2015, coupled with a decrease of $3.1 million in tool rentals as a result of running fewer rigs in 2015 as compared to 2014. Well completion activity increased year over year, but OWS completed OPNA wells with a lower average third-party working interest in 2015 as compared to 2014, resulting in a net decrease of $0.3 million in well completion revenue. While a lower average third-party working interest decreases the well completion revenue recognized in our consolidated results of operations, it improves our capital expenditures by reducing OPNA well costs. Midstream revenues totaled $23.8 million for the year ended December 31, 2015, a $12.2 million increase year over year, primarily due to a $9.1 million increase in salt water disposal revenue due to increased water volumes flowing through our salt water disposal systems as a result of increased well connections and capacity additions in areas that previously had bottlenecks coupled with a $1.9 million increase in fresh water sales revenue.
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
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 11,752 Boe per day, or 35%, to 45,656 Boe per day during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in average daily production sold was primarily a result of our 151.1 total net well completions in the Williston Basin during 2014 and our acquisitions of oil and natural gas properties in the Williston Basin in the second half of 2013 (the “2013 Acquisitions”), offset by the natural decline in production in wells that were producing as of December 31, 2013 and the Sanish Divestiture. Production from wells completed contributed to average daily production during 2014 by approximately 13,805 Boe per day. The Sanish Divestiture in the first quarter of 2014 resulted in a decrease in average daily production of approximately 2,308 Boe per day during 2014. Average oil sales prices, without derivative settlements, decreased by $9.61 per barrel, or 10%, to an average of $82.73 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased slightly by $0.03 per Mcf to an average of $6.81 per Mcf for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The higher production amounts sold increased revenues by $332.2 million, partially offset by lower oil sales prices, which decreased revenues by $107.0 million during the year ended December 31, 2014. In addition, bulk oil sales related to marketing activities included in oil revenues decreased $5.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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

Expenses and other income
The following table summarizes our operating expenses, gain on sale of properties and other income and expenses for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(In thousands, except per Boe of production)
Expenses:
Lease operating expenses(1)	$144,481	$169,600	$94,634
Well services and midstream operating expenses	28,031	50,252	30,713
Marketing, transportation and gathering expenses	31,610	29,133	25,924
Production taxes	69,584	127,648	100,537
Depreciation, depletion and amortization	485,322	412,334	307,055
Exploration expenses	2,369	3,064	2,260
Rig termination	3,895	—	—
Impairment of oil and gas properties	46,109	47,238	1,168
General and administrative expenses	92,498	92,306	75,310
Total expenses	903,899	931,575	637,601
Gain on sale of properties	—	186,999	—
Operating income (loss)	(114,164)	645,652	504,398
Other income (expense):
Net gain (loss) on derivative instruments	210,376	327,011	(35,432)
Interest expense, net of capitalized interest	(149,648)	(158,390)	(107,165)
Other income (expense)	(2,935)	195	1,216
Total other income (expense)	57,793	168,816	(141,381)
Income before income taxes	(56,371)	814,468	363,017
Income tax benefit (expense)	16,123	(307,591)	(135,058)
Net income (loss)	$(40,248)	$506,877	$227,959
Costs and expenses (per Boe of production):
Lease operating expenses(1)	$7.84	$10.18	$7.65
Marketing, transportation and gathering expenses	1.72	1.75	2.09
Production taxes	3.78	7.66	8.12
Depreciation, depletion and amortization	26.34	24.74	24.81
General and administrative expenses	5.02	5.54	6.09
__________________

(1)
For the year ended December 31, 2013, lease operating expenses include midstream income and operating expenses, which are included in well services and midstream revenues and well services and midstream operating expenses, respectively, for the years ended December 31, 2015 and 2014.

Year ended December 31, 2015 as compared to year ended December 31, 2014
Lease operating expenses. Lease operating expenses decreased $25.1 million to $144.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease was primarily due to lower workover costs and an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells, partially offset by higher costs associated with operating an increased number of producing wells. We completed and placed on production 64.3 total net wells in the Williston Basin during the year ended December 31, 2015 as compared to 151.1 total net wells completed and placed on production during the year ended December 31, 2014. Lease operating expenses decreased from $10.18 per Boe for the year ended December 31, 2014 to $7.84 per Boe for the year ended December 31, 2015 due to the lower costs and increase in oil and natural gas production.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS and

OMS. The $22.2 million decrease for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was attributable to a $23.8 million decrease in well completion costs as a result of lower well completion product sales to third parties due to OWS completing substantially all of OPNA’s operated wells, coupled with OWS completing OPNA wells with a lower average third-party working interest in the year ended December 31, 2015 as compared to December 31, 2014. This decrease was partially offset by a $1.6 million increase related to midstream operating expenses and fresh water purchases.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $2.5 million year over year, or a $0.03 decrease per Boe, which was primarily attributable to a $1.4 million increase in gas gathering charges related to additional well connections on OMS infrastructure, a $1.4 million increase in oil transportation costs associated with having additional wells connected to third-party infrastructure and a $0.3 million increase in our pipeline imbalance. These increases were partially offset by a decrease year over year of $0.9 million in the write down of our linefill inventory to the lower of cost or market value at year-end. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis would have remained constant at $1.62 and $1.61 for the years ended December 31, 2015 and 2014, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.
Production taxes. Our production taxes for the years ended December 31, 2015 and 2014 were 9.6% and 9.8%, respectively, as a percentage of oil and natural gas sales. The production tax rate decreased slightly year over year primarily due to reduced extraction tax rates triggered by lower oil prices on certain North Dakota wells, partially offset by an increased weighting of wells in North Dakota, which has a higher average production tax rate as compared to Montana. For the years ended December 31, 2015 and 2014, the percentage of our total production located in North Dakota was approximately 88% and 86%, respectively. In 2015 and 2014, North Dakota had a crude oil tax structure based on a 5% production tax and a 6.5% oil extraction tax, resulting in a combined tax rate of 11.5% of crude oil revenues. In 2016, the North Dakota oil extraction tax will be reduced to 5%, resulting in a 10% combined tax rate, which will rise by 0.5% if crude oil prices average above $90 per barrel for three consecutive months.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $73.0 million to $485.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in DD&A expense for the year ended December 31, 2015 was primarily due to an increase in the average DD&A rate per Boe year over year coupled with production increases from our wells completed during 2015. The DD&A rate for the year ended December 31, 2015 was $26.34 per Boe as compared to $24.74 per Boe for the year ended December 31, 2014. The increase in the DD&A rate was primarily due to lower recoverable reserves related to lower oil and natural gas prices and increased exploratory and delineation drilling in the Three Forks formation.
Rig termination. As a result of our lowered 2015 capital expenditure program, we elected to early terminate certain drilling rig contracts and recorded a rig termination expense of $3.9 million for the year ended December 31, 2015. We did not elect to early terminate any drilling rig contracts during the year ended December 31, 2014 or 2013.
Impairment of oil and gas properties. Due to lower expected future oil prices, we reviewed our proved oil and natural gas properties for impairment as of December 31, 2015 and 2014. For the year ended December 31, 2015, we recorded an impairment loss of $9.4 million to adjust the carrying value of our proved oil and natural gas properties held for sale to their estimated fair value. For the year ended December 31, 2014, we determined that the carrying value exceeded expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, we recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. During the years ended December 31, 2015 and 2014, we also recorded non-cash impairment charges of $36.6 million and $7.3 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties. The 2015 and 2014 impairment charges included $22.2 million related to acreage expiring in 2016 and 2017 and $2.9 million related to acreage expiring in 2015 and 2016, respectively, as a result of periodic assessments because there were no plans to drill or extend the leases prior to their expiration. In determining the amount of non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.”
General and administrative (“G&A”) expenses. Our G&A expenses increased $0.2 million to $92.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. E&P G&A was $83.0 million and $80.4 million for the years ended December 31, 2015 and 2014, respectively. The $2.6 million increase in E&P G&A was primarily due to increased employee compensation expenses, partially offset by increased shared services allocations to our OWS and OMS segments. OMS G&A increased $1.3 million for the year ended December 31, 2015 as compared to December 31, 2014 primarily due to increased employee compensation due to organizational growth within this segment. OWS G&A decreased by $3.6 million primarily due to OWS completing OPNA wells with a lower average third-party working interest in the year ended December 31, 2015 as compared to 2014. Consolidated G&A expenses included non-cash amortization for stock-based compensation of $25.3 million and $21.3 million in 2015 and 2014, respectively. While our full-time employee headcount decreased to 535 as of December 31, 2015 from 558 as of December 31, 2014, our average employee headcount was higher during 2015 as compared to 2014.
Gain on sale of properties. No gain or loss on sale of properties was recorded in the year ended December 31, 2015. In the year ended December 31, 2014, we recognized a $187.0 million gain related to the Sanish Divestiture.
Derivatives. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $210.4 million net gain on derivative instruments, including net cash settlement receipts of $370.4 million, for the year ended December 31, 2015, and a $327.0 million net gain on derivative instruments, including net cash settlement receipts of $6.8 million, for the year ended December 31, 2014. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $8.7 million to $149.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily due to increased interest costs capitalized due to increased work in progress, including the natural gas processing plant we are constructing in Wild Basin and 85 wells waiting on completion as of December 31, 2015. Interest expense incurred on borrowings under our revolving credit facility remained relatively constant during 2015 as compared to 2014. For the year ended December 31, 2015, the weighted average debt outstanding under our revolving credit facility was $261.2 million and the weighted average interest rate incurred on the outstanding borrowings was 1.8%. For the year ended December 31, 2014, the weighted average debt outstanding under our revolving credit facility was $272.3 million and the weighted average interest rate incurred on the outstanding borrowings was 1.8%. We capitalized $18.6 million and $8.8 million of interest costs for the years ended December 31, 2015 and 2014, respectively, which will be amortized over the life of the related assets.
Income tax benefit (expense). Income tax benefit for the year ended December 31, 2015 was recorded at 28.6% of pre-tax loss, and income tax expense for the year ended December 31, 2014 was recorded at 37.8% of pre-tax net income. While our 2014 effective tax rate was consistent with the statutory tax rate applicable to the U.S. and the blended state rate for the states in which we conduct business, our effective tax rate for the year ended December 31, 2015 was lower due to permanent differences between the amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vesting during the year ended December 31, 2015 at stock prices lower than the grant date values, partially offset by a reduction in the North Dakota statutory tax rate in 2015.
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
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS and OMS. The $19.5 million increase for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was attributable to a $16.3 million increase from OWS’ well completion activity and well completion product sales and a $3.2 million increase related to midstream operating expenses.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $3.2 million year over year, or a $0.34 decrease per Boe, which was primarily attributable to increased oil transportation costs associated with having additional wells connected to third-party infrastructure and a $0.9 million increase due to an increase in the lower of cost or market adjustment on our linefill inventory partially offset by a decrease in the pipeline imbalance accrual. In addition, there was a $5.8 million decrease in costs related to bulk oil purchases. Excluding non-cash valuation adjustments and bulk oil purchase costs, our marketing, transportation and gathering expenses on a per Boe basis would have been $1.61 and $1.52 for the years ended December 31, 2014 and 2013, respectively. The transporting of volumes through third-party oil gathering pipelines increases marketing, transportation and gathering expenses but improves oil price realizations by reducing transportation costs included in our oil price differential for sales at the wellhead.

Production taxes. Our production taxes for the years ended December 31, 2014 and 2013 were 9.8% and 9.3%, respectively, as a percentage of oil and natural gas sales. The 2014 production tax rate was higher than the 2013 production tax rate primarily due to the increased weighting of wells in North Dakota, which has higher production tax rates as compared to Montana. For the years ended December 31, 2014 and 2013, the percentage of our total production located in North Dakota was approximately 86% and 82%, respectively, with an average production tax rate of approximately 11%.
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
Impairment of oil and gas properties. Due to lower expected future oil prices, we reviewed our proved oil and natural gas properties for impairment as of December 31, 2014 and determined that the carrying value exceeded the expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, we recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. No impairment of proved oil and natural gas properties was recorded for the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, we also recorded non-cash impairment charges of $7.3 million and $1.2 million, respectively, for unproved properties due to leases that expired during the period and periodic assessments of unproved properties. The 2014 impairment charge included $2.9 million related to acreage expiring in 2015 and 2016 as a result of a periodic assessment because there were no plans to drill or extend the leases prior to their expiration. In 2013, we did not record any impairment charges as a result of periodic assessments based on our ability to actively manage and prioritize our capital expenditures to drill leases and to make payments to extend leases that would otherwise expire. In determining the amount of non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.”
General and administrative expenses. Our G&A expenses increased $17.0 million for the year ended December 31, 2014 from $75.3 million for the year ended December 31, 2013. E&P G&A was $80.4 million and $68.8 million for the years ended December 31, 2014 and 2013, respectively. The $11.6 million increase in E&P G&A was primarily due to the impact of our organizational growth on employee compensation, partially offset by increased shared services allocations to the OWS and OMS segments. OWS G&A increased by $4.7 million primarily as a result of adding a second OWS fracturing fleet in 2014, and OMS G&A increased by $0.7 million. Consolidated G&A expenses included non-cash amortization for stock-based compensation of $21.3 million and $12.0 million in 2014 and 2013, respectively. As of December 31, 2014, we had 558 full-time employees as compared to 405 full-time employees as of December 31, 2013.
Gain on sale of properties. We recognized a gain on sale of properties of $187.0 million related to the Sanish Divestiture in the year ended December 31, 2014. No gain or loss on sale of properties was recorded in the year ended December 31, 2013.
Derivatives. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $327.0 million net gain on derivative instruments, including net cash settlement receipts of $6.8 million, for the year ended December 31, 2014, and a $35.4 million net loss on derivative instruments, including net cash settlement payments of $8.1 million, for the year ended December 31, 2013. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
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

Income tax expense. Income tax expense for the years ended December 31, 2014 and 2013 was recorded at 37.8% and 37.2% of pre-tax net income, respectively, which closely approximates the statutory rate applicable to the U.S. and the blended state rate of the states in which we conduct business.
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
Our cash flows for the years ended December 31, 2015, 2014 and 2013 are presented below:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$359,815	$872,516	$697,856
Net cash used in investing activities	(479,148)	(1,077,452)	(2,445,076)
Net cash provided by financing activities	83,252	158,846	1,625,674
Net change in cash	$(36,081)	$(46,090)	$(121,546)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. Prices for oil have declined significantly since mid-2014, which has substantially decreased our cash flows provided by operating activities. The decline in operating cash flows caused by lower oil prices is partially offset by cash flows from our derivative contracts. We currently have derivative contracts in place to cover approximately 70% of our estimated 2016 oil production at an average WTI of $51.70 per barrel. On February 2, 2016, we completed a public equity offering resulting in net proceeds of $182.9 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we will use for general corporate purposes and to fund a portion of our 2016 capital expenditures. Our existing revolving credit facility provides additional liquidity, with a current borrowing base and elected commitment amount of $1,150.0 million. The next redetermination of the borrowing base is scheduled for October 1, 2016. We believe we have adequate liquidity to fund planned 2016 capital expenditures and to meet our near-term future obligations. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Cash flows provided by operating activities
Net cash provided by operating activities was $359.8 million, $872.5 million and $697.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash flows provided by operating activities for the year ended December 31, 2015 as compared to 2014 was primarily the result of the 48% decrease in realized prices for oil and the 69% decrease in realized prices for natural gas coupled with decreases in well completion product sales to third parties, offset by our 11% increase in oil and natural gas production and increases in salt water pipeline transport, salt water disposal and fresh water sales. The increase in cash flows provided by operating activities for the year ended December 31, 2014 as compared to 2013 was primarily the result of our 35% increase in oil and natural gas production coupled with increases in well completion activity, well completion product sales, tool rentals, salt water pipeline transport, salt water disposal and fresh water sales, offset by lower realized oil sales prices year over year.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions and the impact of our outstanding derivative instruments. We had a working capital deficit of $5.3 million at December 31, 2015, however, we believe we have adequate liquidity to meet our working capital requirements. As of December 31, 2015, including pro forma adjustments for our current borrowing base and the net proceeds from our February 2016 public equity offering, we had $1,199.4 million of liquidity available. At December 31, 2014, we had a working capital deficit of $98.5 million.
Cash flows used in investing activities

We had net cash flows used in investing activities of $479.1 million, $1,077.5 million and $2,445.1 million during the years ended December 31, 2015, 2014 and 2013, respectively, primarily as a result of our capital expenditures for drilling, development and acquisition costs and cash settlements of derivative contracts. The decrease in cash used in investing activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a 61% decrease in our capital expenditures year over year as a result of lower commodity prices. Net cash used in investing activities during the year ended December 31, 2015 was primarily attributable to $819.8 million in capital expenditures, which were primarily for the development of our properties, including OMS pipelines, salt water disposal wells and natural gas processing plant construction, partially offset by $370.4 million for derivative settlements received as a result of lower crude oil prices. Net cash used in investing activities during the year ended December 31, 2014 was primarily attributable to $1,354.3 million in capital expenditures for the development of our properties, including OMS pipelines and salt water disposal wells and the addition of a second fracturing fleet for OWS, partially offset by $324.9 million in proceeds from the Sanish Divestiture. Net cash used in investing activities during the year ended December 31, 2013 was primarily attributable to $1,560.1 million for the 2013 Acquisitions coupled with capital expenditures of $893.5 million for the development of our properties.
Expenditures for exploration and development of oil and natural gas properties are the primary use of our capital resources. Our capital expenditures for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures
E&P	$465,698	$1,436,922	$2,461,185
OMS	96,947	68,939	18,955
OWS	21,711	37,292	15,217
Other capital expenditures(1)	25,643	29,440	10,941
Total capital expenditures(2)	$609,999	$1,572,593	$2,506,298
__________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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

In 2015, we spent $610.0 million on capital expenditures, which represented a 61% decrease as compared to the $1,572.6 million spent during 2014. This decrease was due to reduced drilling and completion activity as a result of lower commodity prices in 2015 coupled with lower well costs as a result of both improved operational efficiency and lower service costs, partially offset by higher capital expenditures for OMS, primarily related to the natural gas processing plant we are constructing in the Wild Basin area of our core acreage in North Dakota.
During 2015, we participated in 121 gross wells (64.3 net) that were completed and placed on production, and, as operator, we completed and placed on production 80 gross (62.4 net) of these wells. In addition, as of December 31, 2015, we had 85 gross operated wells awaiting completion in the Bakken and Three Forks formations. Our land leasing and acquisition activity is focused in and around our existing core consolidated land positions.
We have decreased our planned 2016 capital expenditures as compared to 2015 as a result of current lower oil prices. We anticipate investing $400 million in 2016 as follows:

(In thousands)
Drilling and completion	$200,000
OMS, including Wild Basin infrastructure	140,000
Other(1)	60,000
Total capital expenditures	$400,000
__________________

(1)	Other capital expenditures include approximately $18 million for capitalized interest.

While we have budgeted $400 million for total capital expenditures in 2016, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. We believe that cash on hand, including the proceeds from our equity offering in February 2016, cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our revolving credit facility should be sufficient to fund our 2016 capital expenditure budget. However, because the operated wells funded by our 2016 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $83.3 million, $158.8 million and $1,625.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, cash sourced through financing activities was provided by net proceeds from the issuance of our common stock, partially offset by net repayments on our revolving credit facility. For the year ended December 31, 2014, cash sourced through financing activities was provided by borrowings under our revolving credit facility. For the year ended December 31, 2013, cash sourced through financing activities was primarily provided by the issuance of our senior unsecured notes, borrowings under our revolving credit facility and net proceeds from the issuance of our common stock.
Sale of common stock. On March 9, 2015, we completed a public offering of 36,800,000 shares of our common stock at an offering price of $12.80 per share. We used the net proceeds from the offering of $462.8 million, after deducting underwriting discounts and commissions and estimated offering expenses, to repay outstanding indebtedness under our revolving credit facility and for general corporate purposes.
On February 2, 2016, we completed a public offering of 39,100,000 shares of our common stock at a purchase price of $4.685 per share. Net proceeds from the offering were $182.9 million, after deducting underwriting discounts and commissions and estimated offering expenses, which we intend to use for general corporate purposes and to fund a portion of our 2016 capital expenditures.
Senior unsecured notes. As of December 31, 2015, our long-term debt includes outstanding senior unsecured note obligations of $2,200.0 million, including $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”), $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”) and $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes,” and together with the 2019 Notes, the 2021 Notes and the 2022 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears.
Prior to certain dates, we have certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. We may from time to time seek to retire or purchase our outstanding Notes through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
The Notes are guaranteed on a senior unsecured basis by our material subsidiaries (the “Guarantors”). The indentures governing the Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments;

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
On October 26, 2015, we, along with our Guarantors, and U.S. Bank National Association, as trustee, entered into supplemental indentures respecting amendments (the “Amendments”) to the indentures governing the 2019 Notes, the 2021 Notes and the 2023 Notes (collectively, the “Consent Notes”) following our receipt of requisite consents of the holders of the Consent Notes pursuant to consent solicitations that commenced on October 6, 2015. The Amendments amend the basket for secured credit facilities indebtedness in each of the indentures by (i) adding a provision that allows us to incur secured credit facilities indebtedness up to the amount of our borrowing base at the time of the incurrence, but not to exceed $1,525.0 million and (ii) adding, deleting or revising several related definitions in the indentures, which changes generally restrict our ability to incur second-lien indebtedness.
Senior secured revolving line of credit. We have a revolving credit facility (the “Second Amended Credit Facility”) with an overall senior secured line of credit of $2,500.0 million as of December 31, 2015. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, we entered into our third amendment to the Second Amended Credit Facility (the “Third Amendment”), which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to the maturity of the 2019 Notes. In connection with the Third Amendment, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a borrowing base decrease from $2,000.0 million to $1,700.0 million, and at that time, we increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. On October 6, 2015, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2015, resulting in a borrowing base decrease from $1,700.0 million to $1,525.0 million, which was equal to the Lenders’ aggregate elected commitment. On February 23, 2016, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2016, resulting in a decrease in the borrowing base and aggregate elected commitment from $1,525.0 million to $1,150.0 million. The next redetermination of the borrowing base is scheduled for October 1, 2016.
As of December 31, 2015, we had $138.0 million of borrowings at a weighted average interest rate of 1.9% and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility. As of December 31, 2015, including pro forma adjustments for the current borrowing base and the net proceeds from our public equity offering in February 2016, we had unused borrowing base committed capacity of $1,144.8 million. As of December 31, 2014, we had $500.0 million of borrowings at a weighted average interest rate of 1.9% and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base committed capacity of $994.8 million.
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

The Second Amended Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Second Amended Credit Facility to be immediately due and payable. We were in compliance with the financial covenants of the Second Amended Credit Facility as of December 31, 2015 and 2014. As of December 31, 2015, our consolidated EBITDAX was $820.2 million and our consolidated Interest Expense was $161.0 million, resulting in a ratio of 5.1 as compared to a minimum required ratio of 2.5. In addition, as of December 31, 2015, our consolidated current assets and consolidated current liabilities (as described above) were $1,607.4 million and $370.6 million, resulting in a Current Ratio of 4.3 as compared to a minimum required ratio of 1.0. Given the extended decline in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
Obligations and commitments
We have the following contractual obligations and commitments as of December 31, 2015:

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Senior unsecured notes(1)	$2,200,000	$—	$—	$400,000	$1,800,000
Interest payments on senior unsecured notes(1)	910,625	151,250	302,500	259,000	197,875
Borrowings under revolving credit facility(1)	138,000	—	—	138,000	—
Interest payments on borrowings under revolving credit facility(1)	185	185	—	—	—
Asset retirement obligations(2)	35,812	32	1,241	317	34,222
Operating leases(3)	26,548	7,737	10,090	8,721	—
Drilling rig commitments(3)	5,686	5,686	—	—	—
Volume commitment agreements(3)	448,406	4,117	98,619	106,037	239,633
Purchase agreements(3)	42,352	1,560	16,942	16,700	7,150
Total contractual cash obligations	$3,807,614	$170,567	$429,392	$928,775	$2,278,880
__________________

(1)
See Note 9 to our audited consolidated financial statements for a description of our senior unsecured notes, revolving credit facility and related interest payments. As of December 31, 2015, we had $138.0 million of borrowings and $5.2 million of outstanding letters of credit issued under our Second Amended Credit Facility.

(2)
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

(3)	See Note 17 to our audited consolidated financial statements for a description of our operating leases, drilling rig commitments, volume commitment agreements and purchase agreements.
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
Well services revenue is recognized when well completion or other well services have been performed or when well completion products have been delivered. OWS provides well services and sells well completion products primarily to OPNA. Midstream revenues consist primarily of revenues from salt water pipeline transport, salt water disposal and fresh water sales for OPNA’s operated wells. Prior to the formation of OMS in 2013, the salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in our Consolidated Statement of Operations.
Impairment of proved properties
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and natural gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to our judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges for proved oil and natural gas properties will be recorded. Please see “Overview” for a discussion of potential future impairment charges.
Impairment of unproved properties
The assessment of unproved properties to determine any possible impairment requires significant judgment. We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage.
We recognize impairment expense for unproved properties at the time when the lease term has expired or sooner based on management’s periodic assessments. We consider the following factors in our assessment of the impairment of unproved properties:

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
We determine the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future revisions, which could result in an increase to the existing ARO liability and could ultimately result in a higher potential impact on our operations and cash flows for settlement charges. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Derivatives
We record all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at their estimated fair value. The significant inputs used to estimate fair value are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. We have not designated any derivative instruments as hedges for accounting purposes, and we do not enter into such instruments for speculative trading purposes. Gains and losses from valuation changes in commodity derivative instruments are reported under other income (expense) in our Consolidated Statement of Operations. Our cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on our derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in our Consolidated Statement of Cash Flows.
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
Performance share units. We recognize compensation expense for our performance share units (“PSUs”) granted to our officers. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the performance period, which is generally the vesting period. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment (see Note 12 to our audited consolidated financial statements for a description of the inputs used in this model). Stock-based compensation expense recorded for PSUs is included in general and administrative expenses on our Consolidated Statement of Operations.
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
Financial instruments. In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the effect that adopting this guidance will have on our financial position, cash flows and results of operations.
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy, and in the past, we have tended to experience inflationary pressure on the cost of midstream and oilfield services and equipment as increasing oil and natural gas prices increased drilling activity in our areas of operations. In 2015, we experienced service cost reductions as a result of lower oil prices and decreased drilling activity in the Williston Basin.
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
Adjusted EBITDA
We define Adjusted EBITDA as earnings before interest expense, income taxes, DD&A, exploration expenses and other similar non-cash or non-recurring charges. Adjusted EBITDA is not a measure of net income or cash flows as determined by GAAP. Management believes that the presentation of Adjusted EBITDA provides useful additional information to investors and analysts for assessing our results of operations and our ability to incur and service debt and to fund capital expenditures.
The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$(40,248)	$506,877	$227,959
Gain on sale of properties	—	(186,999)	—
Net (gain) loss on derivative instruments	(210,376)	(327,011)	35,432
Derivative settlements(1)	370,410	6,774	(8,133)
Interest expense, net of capitalized interest	149,648	158,390	107,165
Depreciation, depletion and amortization	485,322	412,334	307,055
Impairment of oil and gas properties	46,109	47,238	1,168
Exploration expenses	2,369	3,064	2,260
Rig termination	3,895	—	—
Stock-based compensation expenses	25,272	21,302	11,982
Income tax (benefit) expense	(16,123)	307,591	135,058
Other non-cash adjustments	3,956	3,284	1,910
Adjusted EBITDA	$820,234	$952,844	$821,856

Net cash provided by operating activities	$359,815	$872,516	$697,856
Derivative settlements(1)	370,410	6,774	(8,133)
Interest expense, net of capitalized interest	149,648	158,390	107,165
Exploration expenses	2,369	3,064	2,260
Rig termination	3,895	—	—
Deferred financing costs amortization and other	(12,299)	(11,028)	(4,248)
Current tax (benefit) expense	(9)	134	475
Changes in working capital	(57,551)	(80,290)	24,571
Other non-cash adjustments	3,956	3,284	1,910
Adjusted EBITDA	$820,234	$952,844	$821,856
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

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) before income taxes	$(118,970)	$779,591	$331,781
Gain on sale of properties	—	(186,999)	—
Net (gain) loss on derivative instruments	(210,376)	(327,011)	35,432
Derivative settlements(1)	370,410	6,774	(8,133)
Interest expense, net of capitalized interest	149,648	158,390	107,165
Depreciation, depletion and amortization	479,693	406,960	304,388
Impairment of oil and gas properties	46,109	47,238	1,168
Exploration expenses	2,369	3,064	2,260
Rig termination	3,895	—	—
Stock-based compensation expenses	24,762	20,701	11,602
Other non-cash adjustments	3,719	2,314	1,371
Adjusted EBITDA	$751,259	$911,022	$787,034
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Well Services
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income before income taxes	$49,197	$70,953	$56,338
Depreciation, depletion and amortization	19,073	14,080	7,150
Stock-based compensation expenses	1,952	1,658	969
Other non-cash adjustments	237	970	539
Adjusted EBITDA	$70,459	$87,661	$64,996

Midstream Services
	Year Ended December 31,
	2015	2014	2013(1)
	(In thousands)
Income before income taxes	$59,867	$22,730	$17,509
Depreciation, depletion and amortization	5,764	3,744	2,780
Stock-based compensation expenses	692	—	—
Adjusted EBITDA	$66,323	$26,474	$20,289
____________________

(1)	Our midstream business segment (OMS) was not formed until the first quarter of 2013.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
We define Adjusted Net Income as net income (loss) after adjusting first for (1) the impact of certain non-cash and non-recurring items, including non-cash changes in the fair value of derivative instruments, impairment of oil and gas properties and other similar non-cash and non-recurring charges, and then (2) the non-cash and non-recurring items’ impact on taxes based on our effective tax rate applicable to those items in the same period. Adjusted Net Income is not a measure of net income (loss) as determined by GAAP. We define Adjusted Diluted Earnings Per Share as Adjusted Net Income divided by diluted weighted average shares outstanding. Management believes that the presentation of Adjusted Net Income and Adjusted Diluted Earnings Per Share provides useful additional information to investors and analysts for evaluating our operational trends and performance.
The following table presents reconciliations of the GAAP financial measure of net income (loss) to the non-GAAP financial measure of Adjusted Net Income and the GAAP financial measure of diluted earnings (loss) per share to the non-GAAP financial measure of Adjusted Diluted Earnings Per Share for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income (loss)	$(40,248)	$506,877	$227,959
Gain on sale of properties	—	(186,999)	—
Net (gain) loss on derivative instruments	(210,376)	(327,011)	35,432
Derivative settlements(1)	370,410	6,774	(8,133)
Impairment of oil and gas properties	46,109	47,238	1,168
Rig termination	3,895	—	—
Other non-cash adjustments	3,956	3,284	1,910
Tax impact(2)	(79,991)	172,482	(11,302)
Adjusted Net Income	$93,755	$222,645	$247,034

Diluted earnings per share	$(0.31)	$5.05	$2.44
Gain on sale of properties	—	(1.86)	—
Net (gain) loss on derivative instruments	(1.62)	(3.26)	0.38
Derivative settlements(1)	2.85	0.07	(0.09)
Impairment of oil and gas properties	0.35	0.47	0.01
Rig termination	0.03	—	—
Other non-cash adjustments	0.03	0.03	0.02
Tax impact(2)	(0.61)	1.72	(0.12)
Adjusted Diluted Earnings Per Share	$0.72	$2.22	$2.64

Diluted weighted average shares outstanding	130,186	100,365	93,411

Effective tax rate applicable to adjustment items	37.4%	37.8%	37.2%
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)	The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.
Commodity price exposure risk. We are exposed to market risk as the prices of oil and natural gas fluctuate as a result of changes in supply and demand and other factors. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a significant portion of our future production. We currently have derivative contracts in place to cover approximately 70% of our expected 2016 oil production.
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2015, we utilized two-way collar options and swaps to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor).
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of December 31, 2015:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices			Fair Value Asset (Liability)
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)			(In thousands)
2016	Two-way collars	155,000		$86.00	$103.42	7,464
2016	Swaps	9,452,000	$54.89			132,233
2017	Swaps	2,049,000	$53.17			15,109
2018	Swaps	124,000	$53.62			667
						$155,473
Interest rate risk. At December 31, 2015, we had (i) $400.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,400.0 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding. At December 31, 2015, we also had $138.0 million of borrowings and $5.2 million of outstanding letters of credit issued under our Second Amended Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). At December 31, 2015, the outstanding borrowings under our Second Amended Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Second Amended Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $36,000 at December 31, 2015.
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are Lenders under our Second Amended Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other Lenders under our Second Amended Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $155.5 million and no net derivative liability position at December 31, 2015.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Oasis Petroleum Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Oasis Petroleum Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2016

Oasis Petroleum Inc.
Consolidated Balance Sheet

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$9,730	$45,811
Accounts receivable — oil and gas revenues	96,495	130,934
Accounts receivable — joint interest and other	100,914	175,537
Inventory	11,072	21,354
Prepaid expenses	7,328	14,273
Derivative instruments	139,697	302,159
Other current assets	50	6,539
Total current assets	365,286	696,607
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,284,401	5,966,140
Other property and equipment	443,265	313,439
Less: accumulated depreciation, depletion, amortization and impairment	(1,509,424)	(1,092,793)
Total property, plant and equipment, net	5,218,242	5,186,786
Assets held for sale	26,728	—
Derivative instruments	15,776	13,348
Other assets	23,343	12,335
Total assets	$5,649,375	$5,909,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,983	$20,958
Revenues and production taxes payable	132,356	209,890
Accrued liabilities	167,669	410,379
Accrued interest payable	49,413	49,786
Deferred income taxes	—	97,499
Advances from joint interest partners	4,647	6,616
Other current liabilities	6,500	—
Total current liabilities	370,568	795,128
Long-term debt	2,302,584	2,670,664
Deferred income taxes	608,155	526,770
Asset retirement obligations	35,338	42,097
Liabilities held for sale	10,228	—
Other liabilities	3,160	2,116
Total liabilities	3,330,033	4,036,775
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 300,000,000 shares authorized; 139,583,990 shares issued and 139,076,064 shares outstanding at December 31, 2015 and 101,627,296 shares issued and 101,341,619 shares outstanding at December 31, 2014	1,376	1,001
Treasury stock, at cost: 507,926 shares and 285,677 shares at December 31, 2015 and 2014, respectively	(13,620)	(10,671)
Additional paid-in-capital	1,497,065	1,007,202
Retained earnings	834,521	874,769
Total stockholders’ equity	2,319,342	1,872,301
Total liabilities and stockholders’ equity	$5,649,375	$5,909,076
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statement of Operations

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$721,672	$1,304,004	$1,084,412
Well services and midstream revenues	68,063	86,224	57,587
Total revenues	789,735	1,390,228	1,141,999
Operating expenses
Lease operating expenses	144,481	169,600	94,634
Well services and midstream operating expenses	28,031	50,252	30,713
Marketing, transportation and gathering expenses	31,610	29,133	25,924
Production taxes	69,584	127,648	100,537
Depreciation, depletion and amortization	485,322	412,334	307,055
Exploration expenses	2,369	3,064	2,260
Rig termination	3,895	—	—
Impairment of oil and gas properties	46,109	47,238	1,168
General and administrative expenses	92,498	92,306	75,310
Total operating expenses	903,899	931,575	637,601
Gain on sale of properties	—	186,999	—
Operating income (loss)	(114,164)	645,652	504,398
Other income (expense)
Net gain (loss) on derivative instruments	210,376	327,011	(35,432)
Interest expense, net of capitalized interest	(149,648)	(158,390)	(107,165)
Other income (expense)	(2,935)	195	1,216
Total other income (expense)	57,793	168,816	(141,381)
Income (loss) before income taxes	(56,371)	814,468	363,017
Income tax benefit (expense)	16,123	(307,591)	(135,058)
Net income (loss)	$(40,248)	$506,877	$227,959
Earnings (loss) per share:
Basic (Note 14)	$(0.31)	$5.09	$2.45
Diluted (Note 14)	(0.31)	5.05	2.44
Weighted average shares outstanding:
Basic (Note 14)	130,186	99,677	92,867
Diluted (Note 14)	130,186	100,365	93,411

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2012	93,303	$925	129	$(3,796)	$657,943	$139,933	$795,005
Issuance of common stock	7,000	70	—	—	314,510	—	314,580
Stock-based compensation	434	—	—	—	12,571	—	12,571
Vesting of restricted shares	—	1	—	—	(1)	—	—
Treasury stock – tax withholdings	(38)	—	38	(1,566)	—	—	(1,566)
Net income	—	—	—	—	—	227,959	227,959
Balance as of December 31, 2013	100,699	996	167	(5,362)	985,023	367,892	1,348,549
Fees (2013 issuance of common stock)	—	—	—	—	(176)	—	(176)
Stock-based compensation	762	—	—	—	22,360	—	22,360
Vesting of restricted shares	—	5	—	—	(5)	—	—
Treasury stock – tax withholdings	(119)	—	119	(5,309)	—	—	(5,309)
Net income	—	—	—	—	—	506,877	506,877
Balance as of December 31, 2014	101,342	1,001	286	(10,671)	1,007,202	874,769	1,872,301
Issuance of common stock	36,800	368	—	—	462,465	—	462,833
Stock-based compensation	1,156	—	—	—	27,405	—	27,405
Vesting of restricted shares	—	7	—	—	(7)	—	—
Treasury stock – tax withholdings	(222)	—	222	(2,949)	—	—	(2,949)
Net loss	—	—	—	—	—	(40,248)	(40,248)
Balance as of December 31, 2015	139,076	1,376	508	(13,620)	1,497,065	834,521	2,319,342
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(40,248)	$506,877	$227,959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	485,322	412,334	307,055
Gain on sale of properties	—	(186,999)	—
Impairment of oil and gas properties	46,109	47,238	1,168
Deferred income taxes	(16,114)	307,457	134,583
Derivative instruments	(210,376)	(327,011)	35,432
Stock-based compensation expenses	25,272	21,302	11,982
Deferred financing costs amortization and other	12,299	11,028	4,248
Working capital and other changes:
Change in accounts receivable	108,461	16,702	(107,473)
Change in inventory	6,873	(3,776)	(13,941)
Change in prepaid expenses	1,828	(3,199)	(8,191)
Change in other current assets	6,489	(6,135)	(56)
Change in other assets	(950)	114	(3,248)
Change in accounts payable and accrued liabilities	(71,617)	76,723	107,451
Change in other current liabilities	6,500	—	—
Change in other liabilities	(33)	(139)	887
Net cash provided by operating activities	359,815	872,516	697,856
Cash flows from investing activities:
Capital expenditures	(819,847)	(1,354,281)	(893,524)
Acquisition of oil and gas properties	(28,817)	(46,247)	(1,560,072)
Proceeds from sale of properties	1,075	324,852	—
Costs related to sale of properties	—	(2,337)	—
Derivative settlements	370,410	6,774	(8,133)
Redemptions of short-term investments	—	—	25,000
Advances from joint interest partners	(1,969)	(6,213)	(8,347)
Net cash used in investing activities	(479,148)	(1,077,452)	(2,445,076)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	—	1,000,000
Proceeds from revolving credit facility	630,000	620,000	600,000
Principal payments on revolving credit facility	(992,000)	(455,570)	(264,430)
Deferred financing costs	(14,632)	(99)	(22,910)
Proceeds from sale of common stock	462,833	—	314,580
Purchases of treasury stock	(2,949)	(5,309)	(1,566)
Other	—	(176)	—
Net cash provided by financing activities	83,252	158,846	1,625,674
Decrease in cash and cash equivalents	(36,081)	(46,090)	(121,546)
Cash and cash equivalents:
Beginning of period	45,811	91,901	213,447
End of period	$9,730	$45,811	$91,901
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$145,333	$150,181	$85,596
Cash paid for taxes	—	5,329	750
Cash received for income tax refunds	5,548	—	—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(260,060)	$169,710	$34,354
Change in asset retirement obligations	3,972	6,182	13,201
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Notes to Consolidated Financial Statements
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) was originally formed in 2007 and was incorporated pursuant to the laws of the State of Delaware in 2010. The Company is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the North Dakota and Montana regions of the Williston Basin. Oasis Petroleum North America LLC (“OPNA”) conducts the Company’s exploration and production activities and owns its proved and unproved oil and natural gas properties. The Company also operates a well services business through Oasis Well Services LLC (“OWS”) and a midstream services business through Oasis Midstream Services LLC (“OMS”), both of which are separate reportable business segments that are complementary to its primary development and production activities.
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
Risks and Uncertainties
As an oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. Oil and natural gas prices declined significantly in the latter part of 2014 and continued to decline while experiencing high volatility in 2015. As a result of lower commodity prices, the Company significantly decreased its 2015 and 2016 capital expenditures as compared to 2014 and is currently concentrating its drilling activities in certain areas that are the most economic in the Williston Basin. An extended period of low prices for oil and, to a lesser extent, natural gas could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.
Cash Equivalents
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value or cost which approximates fair value due to the short-term maturity of these investments. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents.

Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting. The Company regularly reviews all aged accounts receivable for collectability and establishes an allowance as necessary for individual customer balances. No allowance for doubtful accounts was recorded for the years ended December 31, 2015 and 2014.
Inventory
Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Crude oil inventory includes oil in tank and linefill. Inventory is stated at the lower of cost or market value with cost determined on an average cost method. Inventory consists of the following:

	December 31,
	2015	2014
	(In thousands)
Equipment and materials	$4,920	$14,225
Crude oil inventory	6,152	7,129
Total inventory	$11,072	$21,354
Joint Interest Partner Advances
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital intensive nature of oil and natural gas drilling activities, the working interest partner responsible for conducting the drilling operations may request advance payments from other working interest partners for their share of the costs. The Company expects such advances to be applied by working interest partners against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Advances to joint interest partners are included in other current assets on the Company’s Consolidated Balance Sheet.
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
Costs of retired, sold or abandoned properties that constitute a part of an amortization base (partial field) are charged or credited, net of proceeds, to accumulated DD&A unless doing so significantly affects the unit-of-production amortization rate for an entire field, in which case a gain or loss is recognized currently. In March 2014, the Company sold certain non-operated properties in and around its Sanish position for cash proceeds of $324.9 million. The Company recognized a gain of $187.0 million from this divestiture (see Note 6 — Acquisitions and Divestitures). No gain or loss for the sale of oil and natural gas properties was recorded for the years ended December 31, 2015 and 2013.
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

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs, as further discussed in Note 3 — Fair Value Measurements. Due to lower expected future oil prices, the Company reviewed its proved oil and natural gas properties as of December 31, 2015 and 2014. For the year ended December 31, 2015, the Company recorded an impairment loss of $9.4 million to adjust the carrying value of its proved oil and natural gas properties held for sale to their estimated fair value. For the year ended December 31, 2014, the Company determined that the carrying value exceeded expected undiscounted cash flows for certain assets, and as a result, recorded an impairment loss of $40.0 million to adjust the carrying amount of these assets to fair value. No impairment of proved oil and natural gas properties was recorded for the year ended December 31, 2013.
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

As a result of expiring unproved property leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges of $36.6 million, $7.3 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
For sales of entire working interests in unproved properties, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Company capitalized $18.6 million, $8.8 million and $4.6 million of interest costs for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are amortized over the life of the related assets.
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
Costs from drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. Determination is usually made on or shortly after drilling or completing the well, however, in certain situations a determination cannot be made when drilling is completed. The Company defers capitalized exploratory drilling costs for wells that have found a sufficient quantity of producible hydrocarbons but cannot be classified as proved because they are located in areas that require major capital expenditures or governmental or other regulatory approvals before production can begin. These costs continue to be deferred as wells-in-progress as long as development is underway, is firmly planned for in the near future or the necessary approvals are actively being sought.
Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented:

	December 31,
	2015	2014	2013
	(In thousands)
Beginning of period	$34,522	$123,215	$40,424
Exploratory well cost additions (pending determination of proved reserves)	51,995	336,344	346,814
Exploratory well cost reclassifications (successful determination of proved reserves)	(84,228)	(425,037)	(264,023)
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	—	—	—
End of period	$2,289	$34,522	$123,215
As of December 31, 2015, the Company had no exploratory well costs that were capitalized for a period of greater than one year after the completion of drilling.
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

Assets Held for Sale
The Company occasionally markets non-core oil and gas properties. At the end of each reporting period, the Company evaluates the properties being marketed to determine whether any should be reclassified as held-for-sale. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property is reclassified as held-for-sale on the Company’s Consolidated Balance Sheet and measured at the lower of their carrying amount or estimated fair value less costs to sell. DD&A expense is not recorded on assets to be divested once they are classified as held for sale.
Deferred Financing Costs
The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the Company’s Consolidated Statement of Operations.
In the fourth quarter of 2015, the Company adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount, but does not affect the recognition or measurement of debt issuance costs. In accordance with the new guidance, deferred financing costs related to the Company’s senior unsecured notes, which had been included in other assets prior to the adoption of ASU 2015-03, are now included in long-term debt on the Company’s Consolidated Balance Sheet, resulting in decreases in both other assets and long-term debt of $35.4 million as of December 31, 2015. ASU 2015-03 was applied on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. As a result, the Company’s Consolidated Balance Sheet as of December 31, 2014 included a deduction for deferred financing costs of $29.3 million in long-term debt, which had previously been presented in other assets. Deferred financing costs incurred in connection with the Company’s revolving credit facility are not in the scope of ASU 2015-03 and are presented in other assets on the Company’s Consolidated Balance Sheet consistent with prior periods.
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
Well services revenue is recognized when well completion or other well services have been performed or related products have been delivered. OWS provides well services and sells well completion products primarily to OPNA. Midstream revenues consist primarily of revenues from salt water pipeline transport, salt water disposal and fresh water sales for OPNA’s operated wells. Prior to the formation of OMS in 2013, the salt water disposal systems were owned by OPNA, and the related income was included as a reduction to lease operating expenses. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in the Company’s Consolidated Statement of Operations.
Revenues and Production Taxes Payable
The Company calculates and pays taxes and royalties on oil and natural gas in accordance with the particular contractual provisions of the lease, license or concession agreements and the laws and regulations applicable to those agreements.
Concentrations of Market and Credit Risk
The future results of the Company’s oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty. The current global oversupply of crude oil has caused a sharp decline in oil prices since mid-2014, and an extended period of low prices for oil could have a material adverse effect on the Company’s financial position, cash flows and results of operations.
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
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2015, the Company utilized two-way costless collar options and swaps to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production (see Note 4 — Derivative Instruments).
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
Derivative financial instruments that hedge the price of oil are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. The Company has derivatives in place with eight counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from its counterparties. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.
The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Company’s revolving credit facility (see Note 9 — Long-Term Debt). As of December 31, 2015, the Company had limitations under its revolving credit facility, including a provision limiting the total amount of production that may be hedged by the Company to the lesser of projected production or 110% of Current Production (as defined in the revolving credit facility) for the period from 1 to 12 months, 100% of Current Production for the period from 13 to 24 months, 75% of Current Production for the period from 25 to 36 months, and 50% of Current Production for the period from 37 to 60 months after the date of each derivative. As of December 31, 2015, the Company was in compliance with these limitations.
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
Performance Share Units
The Company recognizes compensation expense for its performance share units (“PSUs”) granted to its officers under its Amended and Restated 2010 Long Term Incentive Plan. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the performance period, which is generally the vesting period. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment (see Note 12 — Stock-Based Compensation for a description of the inputs used in this model). The Company assumed annual forfeiture rates by employee group ranging from 2.4% to 4.9% based on the Company’s forfeiture history for the employee groups receiving PSUs. Stock-based compensation expense recorded for PSUs is included in general and administrative expenses on the Company’s Consolidated Statement of Operations.
Associated Excess Tax Benefits
Any excess tax benefit arising from the Company’s stock-based compensation plan is recognized as a credit to additional paid-in-capital when realized and is calculated as the amount by which the tax benefit related to the tax deduction received exceeds the deferred tax asset associated with the recorded stock-based compensation expense. As of December 31, 2015, the excess federal tax deduction related to stock-based compensation was $9.6 million and the excess state tax deduction related to stock-based compensation was $7.6 million. Since the Company has been in and continues to be in a net operating loss position for tax purposes, none of the excess tax deduction is reflected in additional paid-in-capital. Pursuant to GAAP, the Company’s deferred tax asset related to net operating loss carryforward is net of the unrealized tax benefit from stock-based compensation.
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
The Company also accounts for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any uncertain tax positions outstanding and, as such, did not record a liability for the years ended December 31, 2015 and 2014.
In the fourth quarter of 2015, the Company adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). In accordance with ASU 2015-17, all deferred tax assets and liabilities, along with any related valuation allowance, are classified as noncurrent on the balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.
Fair Value of Financial and Non-Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their respective fair market values due to their short-term maturities. The Company’s derivative instruments and ARO are also recorded on the Company’s Consolidated Balance Sheet at amounts which approximate fair market value. See Note 3 — Fair Value Measurements.
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
Inventory
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
Business Combinations
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
Financial Instruments
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
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

	At fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 4)	—	155,473	—	155,473
Total assets	$742	$155,473	$—	$156,215

	At fair value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 4)	—	315,507	—	315,507
Total assets	$742	$315,507	$—	$316,249
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Consolidated Balance Sheet at December 31, 2015 and 2014. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars and swaps. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded a downward adjustment to the fair value of its net derivative asset in the amount of $0.3 million and $0.6 million at December 31, 2015 and 2014, respectively.
There were no transfers between fair value levels during the years ended December 31, 2015 and 2014.
Fair Value of Other Financial Instruments

The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At December 31, 2015, the Company’s cash equivalents were all Level 1 assets.
The carrying amount of the Company’s long-term debt reported in the Consolidated Balance Sheet at December 31, 2015 is $2,302.6 million, which includes $2,200.0 million of senior unsecured notes and $138.0 million of borrowings under the Company’s revolving credit facility (see Note 9 — Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, is $1,440.0 million at December 31, 2015.
Non-Financial Assets and Liabilities
Asset retirement obligations. The carrying amount of the Company’s ARO in the Company’s Consolidated Balance Sheet at December 31, 2015 was $35.8 million (see Note 10 — Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its proved oil and natural gas properties then compares such amounts to the carrying amount of the proved oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the proved oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs.
Due to lower expected future oil prices, the Company reviewed its proved oil and natural gas properties for impairment as of December 31, 2015 and 2014. As of December 31, 2015, the Company had certain proved oil and natural gas properties held for sale (see Note 7 — Assets Held for Sale). The Company recorded an impairment loss of $9.4 million, which was included in earnings in its exploration and production segment for the year ended December 31, 2015, to adjust the carrying value of these assets, net of the associated ARO liabilities, of $25.9 million to their estimated fair value of $16.5 million. The fair value was determined based on the expected sales price as negotiated with potential buyers. For the year ended December 31, 2014, the Company determined that the carrying value exceeded expected undiscounted cash flows for certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. As a result, these assets, with a carrying amount of $76.4 million, were written down to their fair value of $36.4 million, resulting in an impairment charge of $40.0 million, which was included in earnings in the Company’s exploration and production segment for the year ended December 31, 2014. The fair value of these assets was measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs used to determine the fair value included estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, and (iv) a weighted average cost of capital rate based on the assumptions of a market participant. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. The underlying commodity prices embedded in the Company’s estimated cash flows were determined using NYMEX forward swap prices for five years, escalating 3% per year thereafter as of December 31, 2015 and holding the fifth year price constant thereafter as of December 31, 2014. As of December 31, 2015, a 3% inflation factor was also applied to the future operating and development costs after five years. No impairment charges on proved oil and natural gas properties were recorded for the year ended December 31, 2013.
In addition, as a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $36.6 million, $7.3 million, and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
4. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. As of December 31, 2015, the Company utilized two-way costless collar options and swaps to reduce the volatility of oil prices on a significant portion of the Company’s future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor).
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
As of December 31, 2015, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the NYMEX West Texas Intermediate crude oil index price (“WTI”):

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices			Fair Value Asset (Liability)
			Swap	Floor	Ceiling
		(Barrels)	($/Barrel)			(In thousands)
2016	Two-way collars	155,000		$86.00	$103.42	7,464
2016	Swaps	9,452,000	$54.89			132,233
2017	Swaps	2,049,000	$53.17			15,109
2018	Swaps	124,000	$53.62			667
						$155,473
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheet for the periods presented:

		Fair Value as of December 31,
Commodity	Balance Sheet Location	2015	2014
		(In thousands)
Crude oil	Derivative instruments — current assets	$139,697	$302,159
Crude oil	Derivative instruments — non-current assets	15,776	13,348
Total derivative instruments		$155,473	$315,507

The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Consolidated Statement of Operations for the periods presented:

	Year Ended December 31,
Statement of Operations Location	2015	2014	2013
	(In thousands)
Net gain (loss) on derivative instruments	$210,376	$327,011	$(35,432)

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

The following tables summarize gross and net information about the Company’s commodity derivative instruments for the periods presented:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
As of December 31, 2015	$155,473	$—	$155,473
As of December 31, 2014	$331,121	$(15,614)	$315,507

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
As of December 31, 2015	$—	$—	$—
As of December 31, 2014	$15,614	$(15,614)	$—
5. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2015	2014
	(In thousands)
Proved oil and gas properties(1)	$5,655,759	$5,156,875
Less: Accumulated depreciation, depletion, amortization and impairment	(1,428,427)	(1,043,121)
Proved oil and gas properties, net	4,227,332	4,113,754
Unproved oil and gas properties	628,642	809,265
Other property and equipment	443,265	313,439
Less: Accumulated depreciation	(80,997)	(49,672)
Other property and equipment, net	362,268	263,767
Total property, plant and equipment, net	$5,218,242	$5,186,786
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $30.7 million and $36.9 million at December 31, 2015 and 2014, respectively.
6. Acquisitions and Divestitures
Acquisitions
The following table summarizes the consideration paid, including customary post close adjustments, for the Company’s 2013 acquisitions and the fair value of the assets acquired and liabilities assumed as of the acquisition dates.

	West Williston	East Nesson
	(In thousands)
Consideration given to the sellers:
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
West Williston acquisition. On October 1, 2013, the Company completed a purchase and sale agreement with two undisclosed private sellers (the “Sellers”), pursuant to which the Company agreed to purchase approximately 136,000 net acres in its West Williston area in the Williston Basin for aggregate consideration of $1,475.4 million in cash (the “West Williston Acquisition”).
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
Summarized below are the consolidated results of operations for the year ended December 31, 2013, on an unaudited pro forma basis, as if the acquisition and related financing had occurred on January 1, 2012. The unaudited pro forma financial information was derived from the historical consolidated statement of operations of the Company and the statement of revenues and direct operating expenses for the West Williston Acquisition properties, which were derived from the historical accounting records of the Sellers. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the acquisition and related financing occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results of operations.

Year Ended December 31, 2013
(In thousands)
Unaudited
Revenues	$1,297,545
Net income	231,217
East Nesson acquisitions. On September 26, 2013, the Company acquired certain oil and natural gas assets totaling approximately 25,000 net acres in its East Nesson area in the Williston Basin for total consideration of $56.8 million (the “East Nesson Acquisitions,” and together with the West Williston Acquisition, the “2013 Acquisitions”). As part of the East Nesson Acquisitions, the Company also agreed to invest, expend and/or incur expenses of $8.2 million in connection with drilling and completion activities for certain wells and was obligated to pay the seller the remaining committed amount of $3.2 million not fulfilled as of July 1, 2015.
The results of operations for the East Nesson Acquisitions have been included in the Company’s consolidated financial statements since the September 26, 2013 closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Company’s Consolidated Statement of Operations.
The Company did not have any significant acquisitions for the years ended December 31, 2015 and 2014.
Divestitures
On March 5, 2014, the Company completed the sale of certain non-operated properties in and around its Sanish position (the “Sanish Divestiture”) for cash proceeds of approximately $324.9 million, which includes customary post close adjustments. The Company recognized a $187.0 million gain on sale of properties in its Consolidated Statement of Operations for the year ended December 31, 2014. The transaction was structured as an Internal Revenue Code Section 1031 like-kind exchange for tax purposes and as such did not give rise to any current taxable gain.
7. Assets Held for Sale
Net assets held for sale represent the assets that were expected to be sold, net of liabilities, which were expected to be assumed by the purchaser. As of December 31, 2015, certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations were held for sale. These assets are in the Company’s exploration and production segment. The Company recorded a loss of $9.4 million, which was included in impairment of oil and gas properties on the Company’s Consolidated Statement of Operations for the year ended December 31, 2015, to adjust the carrying value of these assets to their estimated fair value, determined based on the expected sales price as negotiated with potential buyers, less costs to sell. The Company expects to sell these assets within one year. The Company did not have assets classified as held for sale as of December 31, 2014. The following table presents balance sheet data related to the assets held for sale:

December 31, 2015
(In thousands)
Assets:
Oil and gas properties	$120,926
Less: accumulated depreciation, depletion, amortization and impairment	94,198
Total assets	$26,728
Liabilities:
Asset retirement obligation	$(10,228)
Total liabilities	$(10,228)
Net assets	$16,500
8. Accrued Liabilities
The Company’s accrued liabilities consist of the following:

	December 31,
	2015	2014
	(In thousands)
Accrued capital costs	$110,313	$361,034
Accrued lease operating expenses	18,448	26,706
Accrued general and administrative expenses	18,404	12,225
Accrued well services and midstream operating expenses	13,517	4,845
Other accrued liabilities	6,987	5,569
Total accrued liabilities	$167,669	$410,379

Accrued liabilities represent the Company’s estimated current payment obligations for materials and services provided by its vendors, for which invoices have not yet been received or fully processed. Invoices that have been fully processed, but not yet paid, are recorded as accounts payable.

In addition, the Company had revenue suspense of $58.4 million, royalties payable of $31.3 million and production taxes payable of $13.8 million included in revenues and production taxes payable on the Company’s Consolidated Balance Sheet for the year ended December 31, 2015. For the year ended December 31, 2014, the Company had revenue suspense of $152.3 million, royalties payable of $38.1 million and production taxes payable of $19.5 million included in revenues and production taxes payable on the Company’s Consolidated Balance Sheet. Revenue suspense represents proceeds from the sale of oil and natural gas production that have been processed by the Company on behalf of third parties that cannot be disbursed to such third parties until certain issues are resolved, such as title issues or missing contact information.
9. Long-Term Debt
Senior unsecured notes. During 2011 and 2012, the Company issued $400.0 million of 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), $400.0 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”) and $400.0 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”), which resulted in aggregate net proceeds to the Company of $1,175.8 million. The Company has used the proceeds from these notes to fund its exploration, development and acquisition program and for general corporate purposes. During 2013, the Company issued $1,000.0 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”), which resulted in aggregate net proceeds to the Company of $983.6 million. The Company used the proceeds from the 2022 Notes to fund the West Williston Acquisition (see Note 6 — Acquisitions and Divestitures). Interest on the 2019 Notes, the 2021 Notes, the 2022 Notes and the 2023 Notes (collectively, the “Notes”) is payable semi-annually in arrears.
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
Prior to certain dates, the Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these options is immaterial at December 31, 2015 and 2014.
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
On October 26, 2015, the Company, the Company’s Guarantors, and U.S. Bank National Association, as trustee, entered into supplemental indentures respecting amendments (the “Amendments”) to the Indentures governing the Company’s outstanding 2019 Notes, 2021 Notes and 2023 Notes (collectively, the “Consent Notes”) following the Company’s receipt of requisite consents of the holders of the Consent Notes pursuant to consent solicitations that commenced on October 6, 2015. The Amendments amend the basket for secured credit facilities indebtedness in each of the Indentures by (i) adding a provision that allows the Company to incur secured credit facilities indebtedness up to the amount of the Company’s borrowing base at the time of the incurrence, but not to exceed $1,525.0 million and (ii) adding, deleting or revising several related definitions in the Indentures, which changes generally restrict the Company’s ability to incur second-lien indebtedness.
Senior secured revolving line of credit. On April 5, 2013, the Company, as parent, and OPNA, as borrower, entered into a second amended and restated credit agreement (the “Second Amended Credit Facility”), which has an overall senior secured line of credit of $2,500.0 million as of December 31, 2015. The Second Amended Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 13, 2015, the Company entered into its third amendment to the Second Amended Credit Facility (the “Third Amendment”), which extended the maturity date of the Second Amended Credit Facility to April 13, 2020, provided that the 2019 Notes are retired or refinanced 90 days prior to their maturity. In connection with the Third Amendment, the lenders under the Second Amended Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2015, resulting in a borrowing base decrease from $2,000.0 million to $1,700.0 million. The Company increased the Lenders’ aggregate elected commitment from $1,500.0 million to $1,525.0 million. The Third Amendment also increased the Lenders in the bank group to 18 financial institutions supporting the Company’s borrowing base facility. On October 6, 2015, the Lenders completed their regular semi-annual redetermination of the borrowing base of the Second Amended Credit Facility, resulting in a borrowing base decrease from $1,700.0 million to $1,525.0 million, which was equal to the Lenders’ aggregate elected commitment.
Borrowings under the Second Amended Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 80% (as of December 31, 2015) of the reserve value as determined by reserve reports.

Borrowings under the Second Amended Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Second Amended Credit Facility as an Alternate Based Rate or “ABR” loan). As of December 31, 2015, any outstanding LIBOR and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

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
On a quarterly basis, the Company also pays a 0.375% (as of December 31, 2015) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of December 31, 2015, the Second Amended Credit Facility contained covenants that included, among others:

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

As of December 31, 2015, the Company had $138.0 million of borrowings and $5.2 million of outstanding letters of credit issued under the Second Amended Credit Facility, resulting in an unused borrowing base capacity of $1,381.8 million. As of December 31, 2015 and 2014, the weighted average interest rate on borrowings under the Second Amended Credit Facility was 1.9% and 1.8%, respectively. The Company was in compliance with the financial covenants of the Second Amended Credit Facility as of December 31, 2015.
The Company has $400.0 million of Notes maturing in 2019 and indebtedness under the Second Amended Credit Facility that becomes due in 2020. The Company does not have any other debt that matures within the five years ending December 31, 2020.
Deferred financing costs. As of December 31, 2015, the Company had $42.9 million of deferred financing costs related to the Notes and the Second Amended Credit Facility, which are being amortized over the respective terms of the Notes and the Second Amended Credit Facility. Deferred financing costs of $35.4 million related to the Notes are included in long-term debt on the Company’s Consolidated Balance Sheet as of December 31, 2015 in accordance with ASU 2015-03, which the Company adopted in the fourth quarter of 2015 (see Note 2 — Summary of Significant Accounting Policies). Deferred financing costs of $7.5 million related to the Second Amended Credit Facility are included in other assets on the Company’s Consolidated Balance Sheet at December 31, 2015. Amortization of deferred financing costs recorded for the year ended December 31, 2015, 2014 and 2013 was $7.2 million, $6.4 million and $4.5 million, respectively. These costs are included in interest expense on the Company’s Consolidated Statement of Operations.
10. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In thousands)
Asset retirement obligation — beginning of period	$42,549	$36,458
Liabilities incurred during period	1,245	5,376
Liabilities settled during period(1)	(218)	(2,065)
Accretion expense during period(2)	2,223	1,917
Revisions to estimates	241	863
Liabilities held for sale(3)	(10,228)	—
Asset retirement obligation — end of period	$35,812	$42,549
__________________

(1)	Liabilities settled during the year ended December 31, 2014 include ARO related to the properties sold in the Sanish Divestiture.

(2)	Included in depreciation, depletion and amortization on the Company’s Consolidated Statement of Operations.

(3)	Represents ARO related to the properties held for sale as of December 31, 2015 (see Note 7 — Assets Held for Sale).
At both December 31, 2015 and 2014, the current portion of the total ARO balance was approximately $0.5 million and is included in accrued liabilities on the Company’s Consolidated Balance Sheet.
11. Income Taxes
The Company’s income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$(9)	$134	$475
State	—	—	—
	(9)	134	475
Deferred:
Federal	(11,667)	273,576	122,853
State	(4,447)	33,881	11,730
	(16,114)	307,457	134,583
Total income tax expense (benefit)	$(16,123)	$307,591	$135,058
The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013, is set forth below:

	Year Ended December 31,
	2015		2014		2013
	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	35.00%	$(19,730)	35.00%	$285,064	35.00%	$127,056
State income taxes, net of federal income tax benefit	5.11%	(2,883)	2.81%	22,901	2.06%	7,469
Non-deductible stock-based compensation (shortfall)	(10.17)%	5,734	—%	—	—%	—
Other	(1.34)%	756	(0.05)%	(374)	0.14%	533
Annual effective tax expense (benefit)	28.60%	$(16,123)	37.76%	$307,591	37.20%	$135,058

The effective tax rate was lower for the year ended December 31, 2015 due to the Company’s pre-tax loss and the impact of permanent differences. The permanent differences were primarily between amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vesting during the year ended December 31, 2015 at stock prices lower than the grant date values. The impact of these permanent differences was partially offset by a reduction in the North Dakota statutory tax rate in 2015. For the years ended December 31, 2014 and 2013, the Company’s effective tax rate differed from the federal statutory rate of 35% primarily due to state income taxes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014, were as follows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Deferred tax assets
Net operating loss carryforward	$121,248	$35,650
Bonus and stock-based compensation	11,222	11,025
Other tax attribute carryovers	1,601	1,349
Total deferred tax assets	134,071	48,024
Deferred tax liabilities
Oil and natural gas properties	696,498	566,382
Derivative instruments	45,728	105,911
Total deferred tax liabilities	742,226	672,293
Total net deferred tax liability	$608,155	$624,269

The Company generated a federal net operating tax loss of $244.4 million and accrued $9,000 of current income tax benefit for the year ended December 31, 2015. The net operating loss carryforwards consist of $333.9 million of federal net operating loss carryforwards, which expire between 2030 and 2035, and $266.5 million of state net operating loss carryforwards, which expire between 2017 and 2035. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Management believes that the Company’s taxable temporary differences and future taxable income will more likely than not be sufficient to utilize substantially all its tax carryforwards prior to their expiration.
Pursuant to authoritative guidance, the Company’s $121.2 million deferred tax asset related to net operating loss carryforwards is net of $3.6 million of unrealized excess tax benefits related to excess stock-based compensation on federal and state net operating losses of $9.6 million and $7.6 million, respectively.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2015, the Company had no unrecognized tax benefits. With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statement of Operations. The Company files income tax returns in the U.S. federal jurisdiction and in North Dakota, Montana and Texas. The IRS has concluded an audit of the Company’s 2013 income tax return with no material change. The Company’s other income tax returns have not been audited by the IRS or any state jurisdiction. Its statute of limitation for the year ended December 31, 2015 will expire in 2019. The Company’s earliest open year in its key jurisdictions is 2012 for both the U.S. federal jurisdiction and various U.S. states, however, net operating losses originating in prior years are subject to examination when utilized.
In accordance with ASU 2015-17, which the Company adopted in the fourth quarter of 2015 (see Note 2 — Summary of Significant Accounting Policies), all deferred tax assets and liabilities, along with any related valuation allowance, are classified as noncurrent on the balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted, and the current portion of the Company’s net deferred income taxes was a liability of $97.5 million at December 31, 2014, which was primarily related to derivative instruments.
12. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The maximum number of shares available for grant under the Amended and Restated 2010 Long Term Incentive Plan is 8,550,000. The fair value of restricted stock grants is based on the closing sales price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. The Company assumed annual forfeiture rates by employee group ranging from 0% to 16.9% based on the Company’s forfeiture history for this type of award.
The following table summarizes information related to restricted stock held by the Company’s employees and directors for the periods presented:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2014	1,370,418	$40.03
Granted	1,328,560	14.28
Vested	(675,165)	36.77
Forfeited	(182,664)	26.08
Non-vested shares outstanding December 31, 2015	1,841,149	$24.03
Stock-based compensation expense recorded for restricted stock awards was $21.4 million, $18.2 million and $10.2 million, respectively, for each of the years ended December 31, 2015, 2014 and 2013, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The fair value of awards vested was $9.5 million, $18.3 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013. The weighted average grant date fair value of restricted stock awards granted was $14.28 per share, $42.55 per share and $38.64 per share for the years ended December 31, 2015, 2014 and 2013. Unrecognized expense as of December 31, 2015 for all outstanding restricted stock awards was $29.3 million and will be recognized over a weighted average period of 1.7 years.

Performance share units. The Company has granted PSUs to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. The Company assumed annual forfeiture rates by employee group ranging from 2.4% to 4.9% based on the Company’s forfeiture history for the employee groups receiving PSUs.
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
The following table summarizes information related to PSUs held by the Company’s officers for the periods presented:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2014	402,140	$36.68
Granted	425,590	11.20
Vested	(92,038)	26.22
Forfeited	(71,438)	25.97
Non-vested PSUs at December 31, 2015	664,254	$22.96

Stock-based compensation expense recorded for PSUs for the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $3.1 million and $1.8 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statement of Operations. The fair value of PSUs vested was $0.8 million for the year ended December 31, 2015. No PSUs vested during the years ended December 31, 2014 and 2013. The weighted average grant date fair value of PSUs granted was $11.20 per share, $41.71 per share and $42.01 per share for the years ended December 31, 2015, 2014 and 2013. Unrecognized expense as of December 31, 2015 for all outstanding PSUs was $8.7 million and will be recognized over a weighted average period of 2.2 years.
The Company accounted for these PSUs as equity awards pursuant to the FASB’s authoritative guidance for share-based payments. The aggregate grant date fair value of the market-based awards was determined using a Monte Carlo simulation model, which results in an expected percentage of PSUs to be earned during the performance period. The fair value of these PSUs is recognized on a straight-line basis over the performance period. As it is probable that a portion of the awards in each of the grants will be earned during the extended performance period, the grant date fair value is amortized over four years. However, if 200% of the initial PSUs granted are earned at the end of the initial three-year performance period, then the remaining compensation expense will be accelerated in order to be fully recognized over three years. All compensation expense related to the PSUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the periods presented:

	2015	2014	2013
Forecast period (years)	4	4	4
Risk-free interest rate	0.99%	1.12%	0.65%
Oasis stock price volatility	50.11%	44.49%	47.48%

The Monte Carlo simulation model resulted in an expected percentage of PSUs to be earned of 86%, 98% and 112% for the 2015, 2014 and 2013 grants, respectively.

Associated tax benefit. For the years ended December 31, 2015, 2014 and 2013, the Company had an associated tax benefit of $8.7 million, $8.4 million and $4.5 million, respectively, related to all stock-based compensation.
13. Common Stock
On March 9, 2015, the Company completed a public offering of 36,800,000 shares of its common stock (including 4,800,000 shares issued pursuant to the underwriters’ option to purchase additional common stock) at an offering price of $12.80 per share. Net proceeds from the offering were $462.8 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $0.4 million is included in common stock and $462.4 million is included in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet. The Company used the net proceeds to repay outstanding indebtedness under its Second Amended Credit Facility and for general corporate purposes. The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2014.
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
14. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of non-vested restricted shares and PSUs outstanding during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to income (loss) available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted average shares outstanding for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Basic weighted average common shares outstanding	130,186	99,677	92,867
Dilution effect of stock awards at end of period(1)	—	688	544
Diluted weighted average common shares outstanding	130,186	100,365	93,411
Anti-dilutive stock-based compensation awards	2,842	980	634
__________________

(1)	No unvested stock awards were included in computing loss per share for the year ended December 31, 2015 because the effect was anti-dilutive.
15. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. The Company’s well services business segment (OWS) performs completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well completion services, well completion product sales and tool rentals. The Company’s midstream services business segment (OMS) performs salt water gathering and disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from salt water pipeline transport, salt water disposal and fresh water sales. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Consolidated Statement of Operations. These segments represent the Company’s three current operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including DD&A. The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2015
Revenues from external customers	$721,672	$44,294	$23,769	$—	$789,735
Inter-segment revenues	—	177,184	80,926	(258,110)	—
Total revenues	721,672	221,478	104,695	(258,110)	789,735
Operating income (loss)	(177,512)	49,145	60,668	(46,465)	(114,164)
Other income (expense)	58,542	52	(801)	—	57,793
Income (loss) before income taxes	$(118,970)	$49,197	$59,867	$(46,465)	$(56,371)
Total assets(1)	$5,478,439	$470,614	$409,635	$(709,313)	$5,649,375
Capital expenditures(2)	537,806	21,711	96,947	(46,465)	609,999
Depreciation, depletion and amortization	479,693	19,073	5,764	(19,208)	485,322
Impairment of oil and gas properties	46,109	—	—	—	46,109

Year Ended December 31, 2014
Revenues from external customers	$1,304,004	$74,610	$11,614	$—	$1,390,228
Inter-segment revenues	—	192,774	39,344	(232,118)	—
Total revenues	1,304,004	267,384	50,958	(232,118)	1,390,228
Operating income	610,850	70,878	22,730	(58,806)	645,652
Other income (expense)	168,741	75	—	—	168,816
Income before income taxes	$779,591	$70,953	$22,730	$(58,806)	$814,468
Total assets	$5,772,959	$281,844	$212,685	$(358,412)	$5,909,076
Capital expenditures(2)	1,525,168	37,292	68,939	(58,806)	1,572,593
Depreciation, depletion and amortization	406,960	14,080	3,744	(12,450)	412,334
Impairment of oil and gas properties	47,238	—	—	—	47,238

Year Ended December 31, 2013
Revenues from external customers	$1,084,412	$51,845	$5,742	$—	$1,141,999
Inter-segment revenues	—	128,841	23,488	(152,329)	—
Total revenues	1,084,412	180,686	29,230	(152,329)	1,141,999
Operating income	473,178	56,322	17,509	(42,611)	504,398
Other income (expense)	(141,397)	16	—	—	(141,381)
Income before income taxes	$331,781	$56,338	$17,509	$(42,611)	$363,017
Total assets(1)	$4,558,257	$78,359	$117,641	$(76,216)	$4,678,041
Capital expenditures(2)	2,514,737	15,217	18,955	(42,611)	2,506,298
Depreciation, depletion and amortization	304,388	7,150	2,780	(7,263)	307,055

__________________

(1)	Total assets for the exploration and production segment include $26.7 million and $137.1 million of assets held for sale as of December 31, 2015 and 2013, respectively.

(2)
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

16. Significant Concentrations
Major customers. For the year ended December 31, 2015, sales to Shell Trading (US) Company accounted for approximately 10% of the Company’s total sales. For the years ended December 31, 2014 and 2013, sales to Musket Corporation accounted for approximately13% and 11% of the Company’s total sales, respectively. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2015, 2014 and 2013. Total sales include revenues from the Company’s exploration and production segment only, as OWS and OMS provide services to OPNA.
Substantially all of the Company’s accounts receivable result from sales of oil and natural gas as well as joint interest billings (“JIB”) to third-party companies who have working interest payment obligations in projects completed by the Company. Statoil Oil & Gas LP and HRG, Inc. accounted for approximately 17% and 10%, respectively, of the Company’s JIB receivables balance at December 31, 2015. Statoil Oil & Gas LP, Continental Resources, Inc. and Slawson Exploration Company, Inc. accounted for approximately 16%, 14% and 13%, respectively, of the Company’s JIB receivables balance at December 31, 2014.
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
17. Commitments and Contingencies

Included below is a discussion of various future commitments of the Company as of December 31, 2015. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company has operating leases for office space and other property and equipment. The Company incurred rental expense of $7.2 million, $5.0 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, included in general and administrative expenses on its Consolidated Statement of Operations.
Future minimum annual rental commitments under non-cancelable leases at December 31, 2015 are as follows:

(In thousands)
2016	$7,737
2017	5,121
2018	4,969
2019	4,986
2020	3,735
Thereafter	—
$26,548
Drilling contracts. As a result of its lowered 2015 capital expenditure program, the Company elected to early terminate certain drilling rig contracts and recorded a rig termination expense of $3.9 million in its Condensed Consolidated Statement of Operations for the year ended December 31, 2015. The Company did not elect to early terminate any drilling rig contracts during the year ended December 31, 2014 or 2013.

As of December 31, 2015, the Company had certain drilling rig contracts with initial terms of one year or greater. In the event of early contract termination under these contracts, the Company would be committed to pay approximately $5.7 million as of December 31, 2015 for the days remaining through the end of the primary terms of the contracts.
Volume commitment agreements. As of December 31, 2015, the Company had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 35.0 MMBbl of crude oil, 23.0 MMBbl of natural gas liquids and 223.0 Bcf of natural gas, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements are $448.4 million as of December 31, 2015. The future commitment under certain agreements cannot be estimated as it is based on fixed differentials relative to WTI under the agreements as compared to the differential relative to WTI for the Williston Basin for the production month.
Purchase agreements. As of December 31, 2015, the Company had certain agreements for the purchase of fresh water with an aggregate future commitment of approximately $42.4 million.
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
On July 6, 2013, a freight train operated by Montreal, Maine and Atlantic Railway (“MMA”) carrying crude oil (the “Train”) derailed in Lac-Mégantic, Quebec. In March 2014, Oasis Petroleum Inc. and Oasis Petroleum LLC (“OP LLC”) were added to a group of over fifty named defendants, including other crude oil producers as well as the Canadian Pacific Railway, MMA and certain of its affiliates, owners and transloaders of the crude oil carried by the Train, several lessors of tank cars, and the Attorney General of Canada, in a motion filed in the Quebec Superior Court to authorize a class-action lawsuit seeking economic, compensatory and punitive damages, as well as costs for claims arising out of the derailment of the Train (Yannick Gagne, etc., et al. v. Rail World, Inc., etc., et al., Case No. 48006000001132) (the “Class-Action”). The motion generally alleges wrongful death and negligence in the failure to provide for the proper and safe transportation of crude oil.
The Company believes that all claims against Oasis Petroleum Inc. and OP LLC in connection with the derailment of the Train in Lac-Mégantic, Quebec are without merit.
On August 7, 2013, MMA filed for bankruptcy protection in the Quebec Superior Court and the United States Bankruptcy Court in Bangor, Maine (together, the “Bankruptcy Actions”). The trustees appointed in the Bankruptcy Actions have negotiated settlement agreements with the majority of the named defendants in the Class-Action, including Oasis Petroleum Inc. and OP LLC. The Quebec Superior Court and the United States Bankruptcy Court have issued orders approving the settlement agreements which were pending before them, and such orders have become final. Pursuant to the settlement agreements, Oasis Petroleum Inc. and OP LLC agreed to contribute to the compensation fund established for those suffering losses as a result of the Lac-Megantic derailment. Such contributions were fully covered by the Company’s insurance policies. Furthermore, the settlement agreements bar future litigation against Oasis Petroleum Inc. and OP LLC in Canada and the United States arising out of the Lac-Megantic derailment.
18. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative instruments. In January and February 2016, the Company entered into new swap and two-way costless collar agreements with a weighted average floor price of $41.58 per barrel for total notional amounts of 1,131,000 barrels, 2,159,000 barrels and 186,000 barrels, which settle in 2016, 2017 and 2018, respectively, based on WTI. These derivative instruments do not qualify for and were not designated as a hedging instrument for accounting purposes.
Sale of common stock. On February 2, 2016, the Company completed a public offering of 39,100,000 shares of its common stock (including 5,100,000 shares issued pursuant to the underwriter’s option to purchase additional common stock) at a purchase price of $4.685 per share. Net proceeds from the offering were $182.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds for general corporate purposes and to fund a portion of its 2016 capital expenditures. The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on July 15, 2014.

Credit facility amendment. On February 23, 2016, the Lenders completed their regular semi-annual redetermination of the borrowing base of the Second Amended Credit Facility scheduled for April 1, 2016, resulting in a decrease in the borrowing base and aggregate elected commitment from $1,525.0 million to $1,150.0 million. The next redetermination of the borrowing base is scheduled for October 1, 2016.
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

Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$777	$8,953	$—	$9,730
Accounts receivable – oil and gas revenues	—	96,495	—	96,495
Accounts receivable – joint interest and other	15	100,899	—	100,914
Accounts receivable – affiliates	1,248	247,488	(248,736)	—
Inventory	—	11,072	—	11,072
Prepaid expenses	278	7,050	—	7,328
Derivative instruments	—	139,697	—	139,697
Other current assets	—	50	—	50
Total current assets	2,318	611,704	(248,736)	365,286
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	6,284,401	—	6,284,401
Other property and equipment	—	443,265	—	443,265
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,509,424)	—	(1,509,424)
Total property, plant and equipment, net	—	5,218,242	—	5,218,242
Assets held for sale	—	26,728	—	26,728
Investments in and advances to subsidiaries	4,573,172	—	(4,573,172)	—
Derivative instruments	—	15,776	—	15,776
Deferred income taxes	205,174	—	(205,174)	—
Other assets	100	23,243	—	23,343
Total assets	$4,780,764	$5,895,693	$(5,027,082)	$5,649,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$9,983	$—	$9,983
Accounts payable – affiliates	247,488	1,248	(248,736)	—
Revenues and production taxes payable	—	132,356	—	132,356
Accrued liabilities	10	167,659	—	167,669
Accrued interest payable	49,340	73	—	49,413
Advances from joint interest partners	—	4,647	—	4,647
Other current liabilities	—	6,500	—	6,500
Total current liabilities	296,838	322,466	(248,736)	370,568
Long-term debt	2,164,584	138,000	—	2,302,584
Deferred income taxes	—	813,329	(205,174)	608,155
Asset retirement obligations	—	35,338	—	35,338
Liabilities held for sale	—	10,228	—	10,228
Other liabilities	—	3,160	—	3,160
Total liabilities	2,461,422	1,322,521	(453,910)	3,330,033
Stockholders’ equity
Capital contributions from affiliates	—	3,369,895	(3,369,895)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 139,583,990 shares issued and 139,076,064 shares outstanding	1,376	—	—	1,376
Treasury stock, at cost: 507,926 shares	(13,620)	—	—	(13,620)
Additional paid-in-capital	1,497,065	8,743	(8,743)	1,497,065
Retained earnings	834,521	1,194,534	(1,194,534)	834,521
Total stockholders’ equity	2,319,342	4,573,172	(4,573,172)	2,319,342
Total liabilities and stockholders’ equity	$4,780,764	$5,895,693	$(5,027,082)	$5,649,375

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$776	$45,035	$—	$45,811
Accounts receivable – oil and gas revenues	—	130,934	—	130,934
Accounts receivable – joint interest and other	—	175,537	—	175,537
Accounts receivable – affiliates	781	91,459	(92,240)	—
Inventory	—	21,354	—	21,354
Prepaid expenses	297	13,976	—	14,273
Derivative instruments	—	302,159	—	302,159
Other current assets	—	6,539	—	6,539
Total current assets	1,854	786,993	(92,240)	696,607
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	5,966,140	—	5,966,140
Other property and equipment	—	313,439	—	313,439
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,092,793)	—	(1,092,793)
Total property, plant and equipment, net	—	5,186,786	—	5,186,786
Investments in and advances to subsidiaries	4,032,494	—	(4,032,494)	—
Derivative instruments	—	13,348	—	13,348
Deferred income taxes	149,317	—	(149,317)	—
Other assets	99	12,236	—	12,335
Total assets	$4,183,764	$5,999,363	$(4,274,051)	$5,909,076
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$20,958	$—	$20,958
Accounts payable - affiliates	91,459	781	(92,240)	—
Revenues and production taxes payable	—	209,890	—	209,890
Accrued liabilities	—	410,379	—	410,379
Accrued interest payable	49,340	446	—	49,786
Deferred income taxes	—	97,499	—	97,499
Advances from joint interest partners	—	6,616	—	6,616
Total current liabilities	140,799	746,569	(92,240)	795,128
Long-term debt	2,170,664	500,000	—	2,670,664
Deferred income taxes	—	676,087	(149,317)	526,770
Asset retirement obligations	—	42,097	—	42,097
Other liabilities	—	2,116	—	2,116
Total liabilities	2,311,463	1,966,869	(241,557)	4,036,775
Stockholders’ equity
Capital contributions from affiliates	—	2,899,203	(2,899,203)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 101,627,296 shares issued and 101,341,619 shares outstanding	1,001	—	—	1,001
Treasury stock, at cost: 285,677 shares	(10,671)	—	—	(10,671)
Additional paid-in-capital	1,007,202	8,743	(8,743)	1,007,202
Retained earnings	874,769	1,124,548	(1,124,548)	874,769
Total stockholders’ equity	1,872,301	4,032,494	(4,032,494)	1,872,301
Total liabilities and stockholders’ equity	$4,183,764	$5,999,363	$(4,274,051)	$5,909,076

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$721,672	$—	$721,672
Well services and midstream revenues	—	68,063	—	68,063
Total revenues	—	789,735	—	789,735
Operating expenses
Lease operating expenses	—	144,481	—	144,481
Well services and midstream operating expenses	—	28,031	—	28,031
Marketing, transportation and gathering expenses	—	31,610	—	31,610
Production taxes	—	69,584	—	69,584
Depreciation, depletion and amortization	—	485,322	—	485,322
Exploration expenses	—	2,369	—	2,369
Rig termination	—	3,895	—	3,895
Impairment of oil and gas properties	—	46,109	—	46,109
General and administrative expenses	27,930	64,568	—	92,498
Total operating expenses	27,930	875,969	—	903,899
Operating loss	(27,930)	(86,234)	—	(114,164)
Other income (expense)
Equity in earnings of subsidiaries	69,986	—	(69,986)	—
Net gain on derivative instruments	—	210,376	—	210,376
Interest expense, net of capitalized interest	(138,166)	(11,482)	—	(149,648)
Other income (expense)	5	(2,940)	—	(2,935)
Total other income (expense)	(68,175)	195,954	(69,986)	57,793
Income (loss) before income taxes	(96,105)	109,720	(69,986)	(56,371)
Income tax benefit (expense)	55,857	(39,734)	—	16,123
Net income (loss)	$(40,248)	$69,986	$(69,986)	$(40,248)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$1,304,004	$—	$1,304,004
Well services and midstream revenues	—	86,224	—	86,224
Total revenues	—	1,390,228	—	1,390,228
Operating expenses
Lease operating expenses	—	169,600	—	169,600
Well services and midstream operating expenses	—	50,252	—	50,252
Marketing, transportation and gathering expenses	—	29,133	—	29,133
Production taxes	—	127,648	—	127,648
Depreciation, depletion and amortization	—	412,334	—	412,334
Exploration expenses	—	3,064	—	3,064
Impairment of oil and gas properties	—	47,238	—	47,238
General and administrative expenses	23,528	68,778	—	92,306
Total operating expenses	23,528	908,047	—	931,575
Gain on sale of properties	—	186,999	—	186,999
Operating income (loss)	(23,528)	669,180	—	645,652
Other income (expense)
Equity in earnings of subsidiaries	613,601	—	(613,601)	—
Net gain on derivative instruments	—	327,011	—	327,011
Interest expense, net of capitalized interest	(147,230)	(11,160)	—	(158,390)
Other income (expense)	5	190	—	195
Total other income (expense)	466,376	316,041	(613,601)	168,816
Income before income taxes	442,848	985,221	(613,601)	814,468
Income tax benefit (expense)	64,029	(371,620)	—	(307,591)
Net income	$506,877	$613,601	$(613,601)	$506,877

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$1,084,412	$—	$1,084,412
Well services and midstream revenues	—	57,587	—	57,587
Total revenues	—	1,141,999	—	1,141,999
Operating expenses
Lease operating expenses	—	94,634	—	94,634
Well services and midstream operating expenses	—	30,713	—	30,713
Marketing, transportation and gathering expenses	—	25,924	—	25,924
Production taxes	—	100,537	—	100,537
Depreciation, depletion and amortization	—	307,055	—	307,055
Exploration expenses	—	2,260	—	2,260
Impairment of oil and gas properties	—	1,168	—	1,168
General and administrative expenses	14,044	61,266	—	75,310
Total operating expenses	14,044	623,557	—	637,601
Operating income (loss)	(14,044)	518,442	—	504,398
Other income (expense)
Equity in earnings of subsidiaries	299,459	—	(299,459)	—
Net loss on derivative instruments	—	(35,432)	—	(35,432)
Interest expense, net of capitalized interest	(99,663)	(7,502)	—	(107,165)
Other income (expense)	(335)	1,551	—	1,216
Total other income (expense)	199,461	(41,383)	(299,459)	(141,381)
Income before income taxes	185,417	477,059	(299,459)	363,017
Income tax benefit (expense)	42,542	(177,600)	—	(135,058)
Net income	$227,959	$299,459	$(299,459)	$227,959

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(40,248)	$69,986	$(69,986)	$(40,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(69,986)	—	69,986	—
Depreciation, depletion and amortization	—	485,322	—	485,322
Impairment of oil and gas properties	—	46,109	—	46,109
Deferred income taxes	(55,857)	39,743	—	(16,114)
Derivative instruments	—	(210,376)	—	(210,376)
Stock-based compensation expenses	24,762	510	—	25,272
Deferred financing costs amortization and other	4,964	7,335	—	12,299
Working capital and other changes:
Change in accounts receivable	(482)	(47,553)	156,496	108,461
Change in inventory	—	6,873	—	6,873
Change in prepaid expenses	19	1,809	—	1,828
Change in other current assets	—	6,489	—	6,489
Change in other assets	—	(950)	—	(950)
Change in accounts payable and accrued liabilities	156,039	(71,160)	(156,496)	(71,617)
Change in other current liabilities	—	6,500	—	6,500
Change in other liabilities and deferred credits	—	(33)	—	(33)
Net cash provided by operating activities	19,211	340,604	—	359,815
Cash flows from investing activities:
Capital expenditures	—	(819,847)	—	(819,847)
Acquisition of oil and gas properties	—	(28,817)	—	(28,817)
Proceeds from sale of properties	—	1,075	—	1,075
Derivative settlements	—	370,410	—	370,410
Advances from joint interest partners	—	(1,969)	—	(1,969)
Net cash used in investing activities	—	(479,148)	—	(479,148)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	630,000	—	630,000
Principal payments on revolving credit facility	—	(992,000)	—	(992,000)
Deferred financing costs	(11,045)	(3,587)	—	(14,632)
Proceeds from sale of common stock	462,833	—	—	462,833
Purchases of treasury stock	(2,949)	—	—	(2,949)
Investment in / capital contributions from subsidiaries	(468,049)	468,049	—	—
Net cash provided by (used in) financing activities	(19,210)	102,462	—	83,252
Increase (decrease) in cash and cash equivalents	1	(36,082)	—	(36,081)
Cash and cash equivalents at beginning of period	776	45,035	—	45,811
Cash and cash equivalents at end of period	$777	$8,953	$—	$9,730

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$506,877	$613,601	$(613,601)	$506,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(613,601)	—	613,601	—
Depreciation, depletion and amortization	—	412,334	—	412,334
Gain on sale of properties	—	(186,999)	—	(186,999)
Impairment of oil and gas properties	—	47,238	—	47,238
Deferred income taxes	(64,029)	371,486	—	307,457
Derivative instruments	—	(327,011)	—	(327,011)
Stock-based compensation expenses	20,701	601	—	21,302
Deferred financing costs amortization and other	4,549	6,479	—	11,028
Working capital and other changes:
Change in accounts receivable	(11)	(65,657)	82,370	16,702
Change in inventory	—	(3,776)	—	(3,776)
Change in prepaid expenses	21	(3,220)	—	(3,199)
Change in other current assets	—	(6,135)	—	(6,135)
Change in other assets	—	114	—	114
Change in accounts payable and accrued liabilities	84,044	75,049	(82,370)	76,723
Change in other liabilities	—	(139)	—	(139)
Net cash provided by (used in) operating activities	(61,449)	933,965	—	872,516
Cash flows from investing activities:
Capital expenditures	—	(1,354,281)	—	(1,354,281)
Acquisition of oil and gas properties	—	(46,247)	—	(46,247)
Proceeds from sale of properties	—	324,852	—	324,852
Costs related to sale of properties	—	(2,337)	—	(2,337)
Derivative settlements	—	6,774	—	6,774
Advances from joint interest partners	—	(6,213)	—	(6,213)
Net cash used in investing activities	—	(1,077,452)	—	(1,077,452)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	620,000	—	620,000
Principal payments on revolving credit facility	—	(455,570)	—	(455,570)
Deferred financing costs	—	(99)	—	(99)
Purchases of treasury stock	(5,309)	—	—	(5,309)
Investment in / capital contributions from subsidiaries	33,433	(33,433)	—	—
Other	(176)	—	—	(176)
Net cash provided by financing activities	27,948	130,898	—	158,846
Decrease in cash and cash equivalents	(33,501)	(12,589)	—	(46,090)
Cash and cash equivalents at beginning of period	34,277	57,624	—	91,901
Cash and cash equivalents at end of period	$776	$45,035	$—	$45,811

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$227,959	$299,459	$(299,459)	$227,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(299,459)	—	299,459	—
Depreciation, depletion and amortization	—	307,055	—	307,055
Impairment of oil and gas properties	—	1,168	—	1,168
Deferred income taxes	(42,542)	177,125	—	134,583
Derivative instruments	—	35,432	—	35,432
Stock-based compensation expenses	11,602	380	—	11,982
Deferred financing costs amortization and other	4,018	230	—	4,248
Working capital and other changes:
Change in accounts receivable	(460)	(110,266)	3,253	(107,473)
Change in inventory	—	(13,941)	—	(13,941)
Change in prepaid expenses	(5)	(8,186)	—	(8,191)
Change in other current assets	235	(291)	—	(56)
Change in other assets	—	(3,248)	—	(3,248)
Change in accounts payable and accrued liabilities	20,710	89,994	(3,253)	107,451
Change in other liabilities	—	887	—	887
Net cash provided by (used in) operating activities	(77,942)	775,798	—	697,856
Cash flows from investing activities:
Capital expenditures	—	(893,524)	—	(893,524)
Acquisition of oil and gas properties	—	(1,560,072)	—	(1,560,072)
Derivative settlements	—	(8,133)	—	(8,133)
Redemptions of short-term investments	25,000	—	—	25,000
Advances from joint interest partners	—	(8,347)	—	(8,347)
Net cash provided by (used in) investing activities	25,000	(2,470,076)	—	(2,445,076)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,000,000	—	—	1,000,000
Proceeds from revolving credit facility	—	600,000	—	600,000
Principal payments on revolving credit facility	—	(264,430)	—	(264,430)
Deferred financing costs	(16,362)	(6,548)	—	(22,910)
Proceeds from sale of common stock	314,580	—	—	314,580
Purchases of treasury stock	(1,566)	—	—	(1,566)
Investment in / capital contributions from subsidiaries	(1,343,230)	1,343,230	—	—
Net cash provided by (used in) financing activities	(46,578)	1,672,252	—	1,625,674
Decrease in cash and cash equivalents	(99,520)	(22,026)	—	(121,546)
Cash and cash equivalents at beginning of period	133,797	79,650	—	213,447
Cash and cash equivalents at end of period	$34,277	$57,624	$—	$91,901

20. Supplemental Oil and Gas Disclosures
The supplemental data presented below reflects information for all of the Company’s oil and natural gas producing activities.
Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and natural gas producing activities at December 31, 2015 and 2014:

	December 31,
	2015(1)	2014
	(In thousands)
Proved oil and gas properties(2)	$5,655,759	$5,156,875
Less: Accumulated depreciation, depletion, amortization and impairment	(1,428,427)	(1,043,121)
Proved oil and gas properties, net	4,227,332	4,113,754
Unproved oil and gas properties	628,642	809,265
Total oil and gas properties, net	$4,855,974	$4,923,019
__________________

(1)	At December 31, 2015, oil and gas properties exclude capitalized costs related to certain non-core assets that were held for sale (see Note 7 — Assets Held for Sale).

(2)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $30.7 million and $36.9 million at December 31, 2015 and 2014, respectively.
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Acquisition costs:
Proved oil and gas properties	$28,737	$37,048	$752,454
Unproved oil and gas properties	3,226	30,891	837,419
Exploration costs	2,369	3,064	2,260
Development costs	433,735	1,437,923	890,267
Asset retirement costs	1,474	6,278	11,856
Total costs incurred	$469,541	$1,515,204	$2,494,256
Results of Operations for Oil and Natural Gas Producing Activities
Results of operations for oil and natural gas producing activities, which excludes straight-line depreciation, general and administrative expenses and interest expense, are presented below.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues	$721,672	$1,304,004	$1,084,412
Production costs	245,675	326,381	221,095
Depreciation, depletion and amortization	472,800	400,118	298,999
Exploration costs	2,369	3,064	2,260
Rig termination	3,895	—	—
Impairment of oil and gas properties	46,109	47,238	1,168
Income tax expense (benefit)	(18,382)	197,701	196,312
Results of operations for oil and natural gas producing activities	$(30,794)	$329,502	$364,578

21. Supplemental Oil and Gas Reserve Information — Unaudited
The reserve estimates at December 31, 2015, 2014 and 2013 presented in the table below are based on reports prepared by DeGolyer and MacNaughton, the Company’s independent reserve engineers, in accordance with the FASB’s authoritative guidance on oil and gas reserve estimation and disclosures. At December 31, 2015, 2014 and 2013, all of the Company’s oil and natural gas producing activities were conducted within the continental United States.
The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.
Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made.
Estimated Quantities of Proved Oil and Natural Gas Reserves — Unaudited
The following table sets forth the Company’s estimated net proved, proved developed and proved undeveloped reserves at December 31, 2015, 2014 and 2013:

	Oil (MBbl)	Gas (MMcf)	MBoe
2013
Proved reserves
Beginning balance	128,090	91,530	143,345
Revisions of previous estimates	3,390	10,412	5,125
Extensions, discoveries and other additions	40,784	31,856	46,094
Sales of reserves in place	—	—	—
Purchases of reserves in place	37,459	49,631	45,731
Production	(11,133)	(7,450)	(12,375)
Net proved reserves at December 31, 2013	198,590	175,979	227,920
Proved developed reserves, December 31, 2013	106,774	92,170	122,136
Proved undeveloped reserves, December 31, 2013	91,816	83,809	105,784
2014
Proved reserves
Beginning balance	198,590	175,979	227,920
Revisions of previous estimates	(23,069)	(12,290)	(25,117)
Extensions, discoveries and other additions	80,855	70,449	92,596
Sales of reserves in place	(7,640)	(4,850)	(8,448)
Purchases of reserves in place	1,546	1,523	1,799
Production	(14,883)	(10,691)	(16,664)
Net proved reserves at December 31, 2014	235,399	220,120	272,086
Proved developed reserves, December 31, 2014	127,340	114,016	146,343
Proved undeveloped reserves, December 31, 2014	108,059	106,104	125,743
2015
Proved reserves
Beginning balance	235,399	220,120	272,086
Revisions of previous estimates	(75,458)	(55,065)	(84,635)
Extensions, discoveries and other additions	38,962	46,072	46,640
Sales of reserves in place	—	—	—
Purchases of reserves in place	2,115	2,702	2,565
Production	(16,090)	(14,001)	(18,423)
Net proved reserves at December 31, 2015	184,928	199,828	218,233
Proved developed reserves, December 31, 2015	127,445	120,789	147,577
Proved undeveloped reserves, December 31, 2015	57,483	79,039	70,656

Revisions of Previous Estimates
In 2015, the Company had a net negative revision of 84,635 MBoe, or 31% of the beginning of the year estimated net proved reserves balance. This net negative revision was primarily due to the removal of proved undeveloped reserves that are not economic at the lower oil price or are no longer aligned with the Company’s anticipated five-year drilling plan. This resulted in 259 gross (190.8 net) proved undeveloped locations with 71,945 MBoe of reserves being removed from the December 31, 2015 estimated net proved reserves balance, most significantly, removing proved undeveloped reserves outside of the Company’s core acreage within the Williston Basin that were uneconomic as of December 31, 2015 due to the lower oil price. The remaining negative revision is primarily attributable to the impact of price on producing life, partially offset by positive revisions due to performance and operating costs.
In 2014, the Company had a net negative revision of 25,117 MBoe, or 11% of the beginning of the year estimated net proved reserves balance. This net negative revision was primarily due to the removal of proved undeveloped reserves not aligned with the Company’s anticipated five-year drilling plan, which was adjusted to allocate a greater focus on higher rates-of-return areas of the Bakken and Three Forks formations. This resulted in 80 gross (56.2 net) proved undeveloped locations with 21,411 MBoe of reserves being removed from the December 31, 2014 estimated net proved reserves balance.

In 2013, the Company had a net positive revision of 5,125 MBoe, or 4% of the beginning of the year estimated net proved reserves balance. This net positive revision was the result of several immaterial changes, including well performances, working interests, operating costs and realized prices.
Extensions, Discoveries and Other Additions
In 2015, the Company had a total of 46,640 MBoe of additions due to extensions and discoveries. An estimated 20,362 MBoe of these extensions and discoveries were associated with new producing wells at December 31, 2015, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 26,278 MBoe of proved undeveloped reserves were added in the Williston Basin associated with the Company’s 2015 operated and non-operated drilling program and anticipated five-year drilling plan, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.

In 2014, the Company had a total of 92,596 MBoe of additions due to extensions and discoveries. An estimated 34,404 MBoe of these extensions and discoveries were associated with new producing wells at December 31, 2014, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 58,192 MBoe of proved undeveloped reserves were added in the Williston Basin associated with the Company’s 2014 operated and non-operated drilling program and anticipated five-year drilling plan, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.

In 2013, the Company had a total of 46,094 MBoe of additions due to extensions and discoveries. An estimated 22,190 MBoe of these extensions and discoveries were associated with new producing wells at December 31, 2013, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 23,904 MBoe of proved undeveloped reserves were added in the Williston Basin associated with the Company’s 2013 operated and non-operated drilling program, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.
Sales of Reserves in Place

In March 2014, the Company divested 8,448 MBoe of reserves associated with its non-operated properties sold in the Sanish Divestiture. In 2015 and 2013, the Company did not have any sales of reserves.

Purchases of Reserves in Place

In 2015 and 2014, the Company purchased estimated net proved reserves of 2,565 MBoe and 1,799 MBoe, respectively, from acquisitions of additional working interests in its existing properties in the Williston Basin. In 2013, the Company purchased 45,731 MBoe of estimated net proved reserves from properties acquired in the 2013 Acquisitions (see Note 6 — Acquisitions and Divestitures).

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
The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $50.16/Bbl for oil and $2.63/MMBtu for natural gas, $95.28/Bbl for oil and $4.35/MMBtu for natural gas and $96.96/Bbl for oil and $3.66/MMBtu for natural gas for the years ended December 31, 2015, 2014 and 2013, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.
The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2015, 2014 and 2013:

	At December 31,
	2015	2014	2013
	(In thousands)
Future cash inflows	$8,582,831	$21,656,832	$19,063,500
Future production costs	(3,842,517)	(7,094,426)	(5,473,767)
Future development costs	(909,562)	(2,563,062)	(1,904,095)
Future income tax expense	(225,662)	(3,188,389)	(3,628,977)
Future net cash flows	3,605,090	8,810,955	8,056,661
10% annual discount for estimated timing of cash flows	(1,690,760)	(4,829,294)	(4,329,102)
Standardized measure of discounted future net cash flows	$1,914,330	$3,981,661	$3,727,559
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented:

	2015	2014	2013
	(In thousands)
January 1	$3,981,661	$3,727,559	$2,259,897
Net changes in prices and production costs	(3,201,195)	(588,212)	254,979
Net changes in future development costs	150,333	(61,760)	57,566
Sales of oil and natural gas, net	(477,755)	(979,938)	(857,540)
Extensions	409,838	1,751,007	1,111,202
Discoveries	—	—	—
Purchases of reserves in place	14,378	38,035	858,382
Sales of reserves in place	—	(251,002)	—
Revisions of previous quantity estimates	(946,729)	(604,651)	99,954
Previously estimated development costs incurred	216,981	249,926	373,912
Accretion of discount	548,141	548,690	346,068
Net change in income taxes	1,391,358	259,592	(774,910)
Changes in timing and other	(172,681)	(107,585)	(1,951)
December 31	$1,914,330	$3,981,661	$3,727,559

22. Quarterly Financial Data — Unaudited
The Company’s results of operations by quarter for the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$180,387	$230,046	$197,235	$182,067
Operating loss	(33,635)	(7,437)	(19,926)	(53,166)
Net income (loss)	(18,041)	(53,230)	27,055	3,968

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenues	$349,519	$372,378	$368,659	$299,672
Operating income	329,080	166,545	134,103	15,924
Net income	169,953	38,833	121,587	176,504
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2015 at the reasonable assurance level.
Management’s report on internal control over financial reporting. Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO and CFO, used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting at December 31, 2015. Their “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2015, is included in Item 8.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

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

4.12
Fifth Supplemental Indenture (to the Indenture dated as of February 2, 2011) dated as of October 26, 2015 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.13
Fourth Supplemental Indenture (to the Indenture dated as of November 10, 2011) dated as of October 26, 2015 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference).

4.14
Fifth Supplemental Indenture (to the Indenture dated as of November 10, 2011) dated as of October 26, 2015 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference).

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

10.5**
Form of Indemnification Agreement between Oasis Petroleum Inc. and each of the directors and executive officers thereof (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K on February 25, 2015, and incorporated herein by reference).

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

10.20**
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

10.27
Letter Agreement dated as of March 4, 2015 between the Company and SPO Advisory Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2015, and incorporated herein by reference).

10.28**
Third Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.29**
Fourth Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.30**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.31**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.32
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

Exhibit No.	Description of Exhibit
10.33
Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2015 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 18, 2015, and incorporated herein by reference).

10.34**
First Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 6, 2015 and incorporated herein by reference).

10.35(a)
Fifth Amendment to Second Amended and Restated Credit Agreement dated as of February 23, 2016 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto.

12.1(a)	Computation of Ratio of Earnings to Fixed Charges.

21.1(a)	List of Subsidiaries of Oasis Petroleum Inc.

23.1(a)	Consent of PricewaterhouseCoopers LLP.

23.2(a)	Consent of DeGolyer and MacNaughton.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	Report of DeGolyer and MacNaughton (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on January 28, 2016 and incorporated herein by reference).

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.
__________________

(a)	Filed herewith.

(b)	Furnished herewith.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 25, 2016.

OASIS PETROLEUM INC.

By:	/s/ Thomas B. Nusz
Thomas B. Nusz Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Thomas B. Nusz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
Thomas B. Nusz

/s/ Taylor L. Reid	Director, President and Chief Operating Officer	February 25, 2016
Taylor L. Reid

/s/ Michael H. Lou	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
Michael H. Lou

/s/ William J. Cassidy	Director	February 25, 2016
William J. Cassidy

/s/ Ted Collins, Jr.	Director	February 25, 2016
Ted Collins, Jr.

/s/ Michael McShane	Director	February 25, 2016
Michael McShane

/s/ Bobby S. Shackouls	Director	February 25, 2016
Bobby S. Shackouls

/s/ Douglas E. Swanson, Jr.	Director	February 25, 2016
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