Form 10-Q
period 2016-06-30
Oasis Petroleum Inc.
filed 2016-08-09
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒
Number of shares of the registrant’s common stock outstanding at August 5, 2016: 180,430,785 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$6,475	$9,730
Accounts receivable — oil and gas revenues	109,121	96,495
Accounts receivable — joint interest and other	81,291	100,914
Inventory	9,018	11,072
Prepaid expenses	5,838	7,328
Derivative instruments	10,330	139,697
Other current assets	4,164	50
Total current assets	226,237	365,286
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,402,648	6,284,401
Other property and equipment	536,462	443,265
Less: accumulated depreciation, depletion, amortization and impairment	(1,752,376)	(1,509,424)
Total property, plant and equipment, net	5,186,734	5,218,242
Assets held for sale	—	26,728
Derivative instruments	64	15,776
Other assets	22,504	23,343
Total assets	$5,435,539	$5,649,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,357	$9,983
Revenues and production taxes payable	138,451	132,356
Accrued liabilities	128,284	167,669
Accrued interest payable	47,671	49,413
Derivative instruments	20,891	—
Advances from joint interest partners	5,416	4,647
Other current liabilities	15,001	6,500
Total current liabilities	366,071	370,568
Long-term debt	2,127,361	2,302,584
Deferred income taxes	528,028	608,155
Asset retirement obligations	36,390	35,338
Liabilities held for sale	—	10,228
Derivative instruments	14,291	—
Other liabilities	3,043	3,160
Total liabilities	3,075,184	3,330,033
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value: 450,000,000 and 300,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 181,200,581 shares issued and 180,399,060 shares outstanding at June 30, 2016 and 139,583,990 shares issued and 139,076,064 shares outstanding at December 31, 2015	1,777	1,376
Treasury stock, at cost: 801,521 and 507,926 shares at June 30, 2016 and December 31, 2015, respectively	(15,140)	(13,620)
Additional paid-in capital	1,693,583	1,497,065
Retained earnings	680,135	834,521
Total stockholders’ equity	2,360,355	2,319,342
Total liabilities and stockholders’ equity	$5,435,539	$5,649,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$159,337	$214,110	$276,652	$387,969
Well services and midstream revenues	19,743	15,936	32,711	22,464
Total revenues	179,080	230,046	309,363	410,433
Operating expenses
Lease operating expenses	31,523	37,761	62,587	76,886
Well services and midstream operating expenses	8,875	7,395	13,264	9,347
Marketing, transportation and gathering expenses	6,491	7,570	15,043	14,848
Production taxes	14,367	20,618	25,120	37,239
Depreciation, depletion and amortization	122,488	119,218	244,937	237,696
Exploration expenses	340	1,082	703	1,925
Rig termination	—	2,815	—	3,895
Impairment	23	19,516	3,585	24,837
General and administrative expenses	21,876	21,508	46,242	44,832
Total operating expenses	205,983	237,483	411,481	451,505
Loss on sale of properties	(1,311)	—	(1,311)	—
Operating loss	(28,214)	(7,437)	(103,429)	(41,072)
Other income (expense)
Net gain (loss) on derivative instruments	(90,846)	(39,424)	(76,471)	7,648
Interest expense, net of capitalized interest	(34,979)	(37,405)	(73,718)	(76,189)
Gain on extinguishment of debt	11,642	—	18,658	—
Other income (expense)	(32)	191	447	121
Total other income (expense)	(114,215)	(76,638)	(131,084)	(68,420)
Loss before income taxes	(142,429)	(84,075)	(234,513)	(109,492)
Income tax benefit	52,498	30,845	80,127	38,221
Net loss	$(89,931)	$(53,230)	$(154,386)	$(71,271)
Loss per share:
Basic (Note 13)	$(0.51)	$(0.39)	$(0.91)	$(0.58)
Diluted (Note 13)	(0.51)	(0.39)	(0.91)	(0.58)
Weighted average shares outstanding:
Basic (Note 13)	176,984	136,859	169,953	123,157
Diluted (Note 13)	176,984	136,859	169,953	123,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2015	139,076	$1,376	508	$(13,620)	$1,497,065	$834,521	$2,319,342
Issuance of common stock	39,100	391	—	—	182,562	—	182,953
Stock-based compensation	2,517	—	—	—	13,966	—	13,966
Vesting of restricted shares	—	10	—	—	(10)	—	—
Treasury stock – tax withholdings	(294)	—	294	(1,520)	—	—	(1,520)
Net loss	—	—	—	—	—	(154,386)	(154,386)
Balance at June 30, 2016	180,399	$1,777	802	$(15,140)	$1,693,583	$680,135	$2,360,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(154,386)	$(71,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	244,937	237,696
Gain on extinguishment of debt	(18,658)	—
Loss on sale of properties	1,311	—
Impairment	3,585	24,837
Deferred income taxes	(80,127)	(38,221)
Derivative instruments	76,471	(7,648)
Stock-based compensation expenses	12,979	13,663
Deferred financing costs amortization and other	6,552	5,059
Working capital and other changes:
Change in accounts receivable	4,297	75,799
Change in inventory	2,054	3,685
Change in prepaid expenses	1,423	3,394
Change in other current assets	(114)	5,538
Change in other assets	100	—
Change in accounts payable, interest payable and accrued liabilities	(18,034)	(22,624)
Change in other current liabilities	9,001	—
Change in other liabilities	10	(21)
Net cash provided by operating activities	91,401	229,886
Cash flows from investing activities:
Capital expenditures	(231,341)	(587,430)
Proceeds from sale of properties	11,679	—
Costs related to sale of properties	(310)	—
Derivative settlements	103,790	213,336
Advances from joint interest partners	769	(406)
Net cash used in investing activities	(115,413)	(374,500)
Cash flows from financing activities:
Proceeds from revolving credit facility	359,000	320,000
Principal payments on revolving credit facility	(462,000)	(665,000)
Repurchase of senior unsecured notes	(56,925)	—
Deferred financing costs	(751)	(3,591)
Proceeds from sale of common stock	182,953	463,010
Purchases of treasury stock	(1,520)	(1,932)
Net cash provided by financing activities	20,757	112,487
Decrease in cash and cash equivalents	(3,255)	(32,127)
Cash and cash equivalents:
Beginning of period	9,730	45,811
End of period	$6,475	$13,684
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(17,015)	$(156,368)
Change in asset retirement obligations	(8,785)	2,649
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
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
Recent Accounting Pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
Going concern. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this guidance will not impact the Company’s financial position, cash flows or results of operations but could result in additional disclosures.
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
3. Inventory
Crude oil inventory includes oil in tank and linefill. Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Inventory is stated at the lower of cost or market value with cost determined on an average cost method. Inventory consists of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Crude oil inventory	$5,430	$6,152
Equipment and materials	3,588	4,920
Total inventory	$9,018	$11,072

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

	Fair value at June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$54	$—	$—	$54
Commodity derivative instruments (see Note 5)	—	10,394	—	10,394
Total assets	$54	$10,394	$—	$10,448
Liabilities:
Commodity derivative instruments (see Note 5)	$—	$35,182	$—	$35,182
Total liabilities	$—	$35,182	$—	$35,182

	Fair value at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$742	$—	$—	$742
Commodity derivative instruments (see Note 5)	—	155,473	—	155,473
Total assets	$742	$155,473	$—	$156,215

The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil collars and swaps. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $2.4 million at June 30, 2016 and an adjustment to reduce the fair value of its net derivative asset by $0.3 million at December 31, 2015.
There were no transfers between fair value levels during the six months ended June 30, 2016 and 2015.

Fair Value of Other Financial Instruments
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. At June 30, 2016, the Company’s cash equivalents were all Level 1 assets.
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at June 30, 2016 was $2,127.4 million, which included $2,123.4 million of senior unsecured notes, $35.0 million of borrowings under the revolving credit facility and a $31.0 million reduction for deferred financing costs on the senior unsecured notes (see Note 8 – Long-Term Debt). The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $1,965.2 million at June 30, 2016.
Non-Financial Assets and Liabilities
Asset retirement obligations. The carrying amount of ARO in the Company’s Condensed Consolidated Balance Sheet at June 30, 2016 was $37.1 million (see Note 9 – Asset Retirement Obligations). The Company determines its ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
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

On April 1, 2016, the Company sold certain proved oil and natural gas properties and other midstream properties (see Note 7 – Divestiture). For the six months ended June 30, 2016, the Company recorded an impairment charge of $3.6 million, of which $2.4 million was included in its midstream services segment and $1.2 million was included in its exploration and production segment, to adjust the current carrying value of these assets, net of the associated ARO liabilities, to their estimated fair value. For the year ended December 31, 2015, the Company recorded an impairment charge of $9.4 million to adjust its net assets held for sale to their estimated fair value in its exploration and production segment. The fair value was determined based on the expected sales price, less costs to sell. No other impairment charges on proved oil and natural gas properties were recorded for the six months ended June 30, 2016. No impairment charges on proved oil and natural gas properties were recorded for the three months ended June 30, 2016 and the three and six months ended June 30, 2015.
In addition, as a result of expiring leases, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $23,000 and $25,000 for the three and six months ended June 30, 2016, respectively, and $0.4 million and $4.5 million for the three and six months ended June 30, 2015, respectively. As a result of periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and natural gas properties of $19.1 million and $20.3 million for the three and six months ended June 30, 2015, respectively, related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. For the three and six months ended June 30, 2016, the Company did not record similar impairment charges.
5. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil prices. At June 30, 2016, the Company utilized two-way and three-way costless collar options and swaps to reduce the volatility of oil prices on a significant portion of its future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX West Texas Intermediate crude oil index price (“WTI”) plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor).
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
At June 30, 2016, the Company had the following outstanding commodity derivative instruments, all of which settle monthly based on the average WTI:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2016	Swaps	5,886,000	$49.64				$1,157
2017	Swaps	4,694,000	$47.79				(18,429)
2017	Two-way collars	668,000			$40.00	$47.58	(4,427)
2017	Three-way collars	1,336,000		$30.00	$45.00	$59.39	(923)
2018	Swaps	310,000	$47.68				(1,519)
2018	Two-way collars	62,000			$40.00	$47.58	(453)
2018	Three-way collars	124,000		$30.00	$45.00	$59.39	(194)
							$(24,788)

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet:

		Fair Value Asset (Liability)
Commodity	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In thousands)
Crude oil	Derivative instruments — current assets	$10,330	$139,697
Crude oil	Derivative instruments — non-current assets	64	15,776
Crude oil	Derivative instruments — current liabilities	(20,891)	—
Crude oil	Derivative instruments — non-current liabilities	(14,291)	—
Total derivative instruments		$(24,788)	$155,473
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statement of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Location	2016	2015	2016	2015
	(In thousands)
Net gain (loss) on derivative instruments	$(90,846)	$(39,424)	$(76,471)	$7,648
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
The following tables summarize gross and net information about the Company’s commodity derivative instruments:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In thousands)
At June 30, 2016	$24,900	$(14,506)	$10,394
At December 31, 2015	155,473	—	155,473

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In thousands)
At June 30, 2016	$49,688	$(14,506)	$35,182
At December 31, 2015	—	—	—

6. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2016	December 31, 2015
	(In thousands)
Proved oil and gas properties(1)	$5,774,121	$5,655,759
Less: accumulated depreciation, depletion, amortization and impairment	(1,657,641)	(1,428,427)
Proved oil and gas properties, net	4,116,480	4,227,332
Unproved oil and gas properties	628,527	628,642
Other property and equipment	536,462	443,265
Less: accumulated depreciation	(94,735)	(80,997)
Other property and equipment, net	441,727	362,268
Total property, plant and equipment, net	$5,186,734	$5,218,242
 __________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $31.3 million and $30.7 million at June 30, 2016 and December 31, 2015, respectively.
7. Divestiture
On April 1, 2016, the Company completed the sale of certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations for cash proceeds of approximately $12.2 million, which includes, and is subject to further, customary post close adjustments, and a $4.0 million 10% secured promissory note due within one year. These sold assets primarily consisted of oil and gas properties in the Company’s exploration and production segment and included certain other property and equipment in the Company’s midstream segment.
For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company recorded impairment charges of $3.6 million and $9.4 million, respectively, which were included in impairment on the Company’s Condensed Consolidated Statement of Operations, to adjust the carrying value of these assets to their estimated fair value, determined based on the expected sales price, less costs to sell. There were no similar charges recorded during the three months ended June 30, 2016 and three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, customary post close adjustments were included in the loss on sale of properties on the Company’s Condensed Consolidated Statement of Operations.

8. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Senior secured revolving line of credit	$35,000	$138,000
Senior unsecured notes
7.25% senior unsecured notes due February 1, 2019	399,000	400,000
6.5% senior unsecured notes due November 1, 2021	397,697	400,000
6.875% senior unsecured notes due March 15, 2022	940,500	1,000,000
6.875% senior unsecured notes due January 15, 2023	386,200	400,000
Less: deferred financing costs related to senior unsecured notes	(31,036)	(35,416)
Total long-term debt	$2,127,361	$2,302,584
Senior secured revolving line of credit. The Company has a senior secured revolving line of credit (the “Credit Facility”) of $2,500.0 million as of June 30, 2016, which has a maturity date of April 13, 2020. The Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On February 23, 2016, the lenders under the Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2016, resulting in a decrease in the borrowing base and aggregate elected commitment from $1,525.0 million to $1,150.0 million.

As of June 30, 2016, the Company had $35.0 million of LIBOR loans and $14.2 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing base committed capacity of $1,100.8 million. The weighted average interest rate on borrowings outstanding under the Credit Facility was 2.0% and 1.9% as of June 30, 2016 and December 31, 2015, respectively. On a quarterly basis, the Company also pays a 0.375% (as of June 30, 2016) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
The Company was in compliance with the financial covenants of the Credit Facility as of June 30, 2016.
Senior unsecured notes. At June 30, 2016, the Company had $2,123.4 million principal amount of senior unsecured notes outstanding with maturities ranging from February 2019 to January 2023 and coupons ranging from 6.5% to 7.25% (the “Notes”). Interest on the Notes is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by the Company, along with its material subsidiaries (the “Guarantors”), which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions. The indentures governing the Notes contain customary events of default as well as covenants that place restrictions on the Company and certain of its subsidiaries.
Prior to certain dates, the Company has certain options to redeem up to 35% of the Notes at a certain redemption price based on a percentage of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings so long as the redemption occurs within 180 days of completing such equity offering and at least 65% of the aggregate principal amount of the Notes remains outstanding after such redemption. Prior to certain dates, the Company has the option to redeem some or all of the Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The Company estimates that the fair value of these redemption options is immaterial at June 30, 2016 and December 31, 2015.
During the six months ended June 30, 2016, the Company repurchased an aggregate principal amount of $76.6 million of its outstanding Notes, consisting of $1.0 million principal amount of its 7.25% senior unsecured notes due February 2019, $2.3 million principal amount of its 6.5% senior unsecured notes due November 2021, $59.5 million principal amount of its 6.875% senior unsecured notes due March 2022 and $13.8 million principal amount of its 6.875% senior unsecured notes due January 2023, for an aggregate cost of $56.9 million, including accrued interest and fees. For the three and six months ended June 30, 2016, the Company recognized pre-tax gains of $11.6 million and $18.7 million, respectively, related to these repurchases, which were net of unamortized deferred financing costs write-offs of $0.5 million and $1.0 million, respectively, and are reflected in gain on extinguishment of debt in the Company’s Condensed Consolidated Statement of Operations.
Deferred financing costs. At June 30, 2016, the Company had $36.7 million of deferred financing costs related to the Notes and the Credit Facility. Deferred financing costs of $31.0 million related to the Notes are included in long-term debt on the Company’s Condensed Consolidated Balance Sheet at June 30, 2016, and are being amortized over the respective terms of the Notes. Deferred financing costs of $5.7 million related to the Credit Facility are included in other assets on the Company’s Condensed Consolidated Balance Sheet at June 30, 2016, and are being amortized over the term of the Credit Facility. Amortization of deferred financing costs recorded was $2.0 million and $4.1 million for the three and six months ended June 30, 2016, respectively, and $1.9 million and $3.5 million for the three and six months ended June 30, 2015, respectively. These costs are included in interest expense on the Company’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2016 and 2015, the Company’s interest expense also included $1.8 million and $0.5 million charges for unamortized deferred financing costs related to the Credit Facility, which were written off in proportion to the decreases in the borrowing base. No deferred financing costs related to the Credit Facility were written off during the three months ended June 30, 2016. Aforementioned, the gain on extinguishment of debt in the Company’s Condensed Consolidated Statement of Operations included unamortized deferred financing costs write-offs of $0.5 million and $1.0 million related to the repurchased Notes for the three and six months ended June 30, 2016, respectively. No deferred financing costs related to the Notes were written off during the three and six months ended June 30, 2015.

9. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2016:

(In thousands)
Balance at December 31, 2015	$35,812
Liabilities incurred during period	248
Liabilities settled during period(1)	(443)
Accretion expense during period(2)	940
Revisions to estimates	571
Balance at June 30, 2016	$37,128
___________________

(1)	Liabilities settled during the six months ended June 30, 2016 included ARO related to the sold properties (see Note 7 – Divestiture).

(2)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At June 30, 2016, the current portion of the total ARO balance was approximately $0.7 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
10. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2016 was 36.9% and 34.2%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2015 was 36.7% and 34.9%, respectively. The effective tax rates for both the six months ended June 30, 2016 and 2015 were lower than the combined federal statutory rate and the statutory rates for the states in which the Company conducts business due to the impact of permanent differences on pre-tax loss for each period. The permanent differences were primarily between amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vesting during the six months ended June 30, 2016 and 2015 at stock prices lower than the grant date values.
While the Company is in an overall deferred tax liability position, the Company had deferred tax assets for its federal and state tax net operating losses and other tax carryforwards recorded in deferred income taxes at June 30, 2016. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the six months ended June 30, 2016, the Company recorded a valuation allowance of $0.9 million and $0.6 million for Montana net operating losses and for federal charitable contribution carryovers, respectively, based on management’s assessment that it is more likely than not that these net deferred tax assets will not be realized prior to their expiration due to their short carryover periods, current economic conditions and expectations for the future. Management determined that a valuation allowance was not required for its U.S. federal tax net operating loss carryforwards as they are expected to be fully utilized before their expiration. However, the amount of deferred tax assets considered realizable could be reduced in the future if subjective positive evidence, such as projections of future growth, become limited by objective negative evidence, such as projected cumulative losses incurred over a three-year period. Management’s estimates of future taxable income are significantly affected by changes in commodity prices, the timing and amount of future production and future operating and capital costs.
At June 30, 2016, the Company did not have any uncertain tax positions requiring adjustments to its tax liability.
11. Common Stock
On February 2, 2016, the Company completed a public offering of 39,100,000 shares of its common stock (including 5,100,000 shares issued pursuant to the underwriters’ option to purchase additional common stock) at an offering price of $4.685 per share. Net proceeds from the offering were $183.0 million, after deducting underwriting discounts and commissions and offering expenses, of which $0.4 million is included in common stock and $182.6 million is included in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet at June 30, 2016. The Company used the net proceeds for general corporate purposes. The offering was made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC on July 15, 2014.
12. Stock-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the closing sales price of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. For the six months ended June 30, 2016, the Company assumed annual forfeiture rates by employee group ranging from 0% to 20.0% based on the Company’s forfeiture history for this type of award.
During the six months ended June 30, 2016, employees and non-employee directors of the Company were granted restricted stock awards equal to 2,573,950 shares of common stock with a $4.34 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three and six months ended June 30, 2016 was $4.9 million and $10.7 million, respectively, and $5.1 million and $11.8 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock. For the six months ended June 30, 2016, the Company assumed annual forfeiture rates by employee group ranging from 3.3% to 4.6% based on the Company’s forfeiture history for the officer employee groups receiving PSUs.
During the six months ended June 30, 2016, officers of the Company were granted 910,000 PSUs with a $3.00 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three and six months ended June 30, 2016 was $1.3 million and $2.2 million, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the six months ended June 30, 2016:

Forecast period (years)	4.00
Risk-free interest rate	1.25%
Oasis stock price volatility	59.38%
For the PSUs granted during the six months ended June 30, 2016, the Monte Carlo simulation model resulted in approximately 69% of PSUs expected to be earned.

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
The following is a calculation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Basic weighted average common shares outstanding	176,984	136,859	169,953	123,157
Dilution effect of stock awards at end of period(1)	—	—	—	—
Diluted weighted average common shares outstanding	176,984	136,859	169,953	123,157
Anti-dilutive stock-based compensation awards	4,920	2,993	4,794	3,012
___________________

(1)	No unvested stock awards were included in computing loss per share for the three and six months ended June 30, 2016 and 2015 because the effect was anti-dilutive.

14. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. The Company’s well services business segment (OWS) performs services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The Company’s midstream services business segment (OMS) performs salt water gathering and disposal and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from salt water pipeline transport, salt water disposal and fresh water sales. The revenues and expenses related to work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization. The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Well Services	Midstream Services	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2016:
Revenues from non-affiliates	$159,337	$12,834	$6,909	$—	$179,080
Inter-segment revenues	—	8,301	22,026	(30,327)	—
Total revenues	159,337	21,135	28,935	(30,327)	179,080
Operating income (loss)	(44,748)	(2,173)	18,056	651	(28,214)
Other income (expense)	(114,230)	31	(16)	—	(114,215)
Income (loss) before income taxes	$(158,978)	$(2,142)	$18,040	$651	$(142,429)

Three months ended June 30, 2015:
Revenues from non-affiliates	$214,110	$9,219	$6,717	$—	$230,046
Inter-segment revenues	—	49,469	21,944	(71,413)	—
Total revenues	214,110	58,688	28,661	(71,413)	230,046
Operating income (loss)	(22,529)	9,008	15,947	(9,863)	(7,437)
Other income (expense)	(76,635)	22	(25)	—	(76,638)
Income (loss) before income taxes	$(99,164)	$9,030	$15,922	$(9,863)	$(84,075)

Six months ended June 30, 2016:
Revenues from non-affiliates	$276,652	$18,818	$13,893	$—	$309,363
Inter-segment revenues	—	33,205	44,860	(78,065)	—
Total revenues	276,652	52,023	58,753	(78,065)	309,363
Operating income (loss)	(133,625)	1,848	33,200	(4,852)	(103,429)
Other income (expense)	(131,119)	37	(2)	—	(131,084)
Income (loss) before income taxes	$(264,744)	$1,885	$33,198	$(4,852)	$(234,513)

Six months ended June 30, 2015:
Revenues from non-affiliates	$387,969	$11,927	$10,537	$—	$410,433
Inter-segment revenues	—	97,666	35,766	(133,432)	—
Total revenues	387,969	109,593	46,303	(133,432)	410,433
Operating income (loss)	(64,776)	18,618	25,255	(20,169)	(41,072)
Other income (expense)	(68,396)	20	(44)	—	(68,420)
Income (loss) before income taxes	$(133,172)	$18,638	$25,211	$(20,169)	$(109,492)

At June 30, 2016:
Property, plant and equipment, net	$4,951,972	$53,926	$351,116	$(170,280)	$5,186,734
Total assets(1)	5,191,725	57,482	356,612	(170,280)	5,435,539
At December 31, 2015:
Property, plant and equipment, net	$5,057,311	$61,402	$264,956	$(165,427)	$5,218,242
Total assets(1)(2)	5,478,439	66,952	269,411	(165,427)	5,649,375
___________________

(1)	Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.

(2)	At December 31, 2015, total assets included assets held for sale of $26.7 million in the exploration and production segment related to the assets sold as of April 1, 2016 (see Note 7 – Divestiture).

15. Commitments and Contingencies
Included below is a discussion of the Company’s various future commitments as of June 30, 2016. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company’s total rental commitments under leases for office space and other property and equipment as of June 30, 2016 were $22.6 million.
Volume commitment agreements. As of June 30, 2016, the Company had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 30.5 MMBbl of crude oil, 23.0 MMBbl of natural gas liquids and 220.6 Bcf of natural gas, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The future commitments under certain agreements cannot be estimated as they are based on fixed differentials relative to WTI under the agreements as compared to the differential relative to WTI for the Williston Basin for the production month. The estimable future commitments under these agreements were approximately $442.0 million as of June 30, 2016.
Purchase agreements. As of June 30, 2016, the Company had certain agreements for the purchase of fresh water with an aggregate future commitment of approximately $38.8 million.
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

Condensed Consolidating Balance Sheet

	June 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$85	$6,390	$—	$6,475
Accounts receivable – oil and gas revenues	—	109,121	—	109,121
Accounts receivable – joint interest and other	—	81,291	—	81,291
Accounts receivable – affiliates	1,348	198,702	(200,050)	—
Inventory	—	9,018	—	9,018
Prepaid expenses	—	5,838	—	5,838
Derivative instruments	—	10,330	—	10,330
Other current assets	—	4,164	—	4,164
Total current assets	1,433	424,854	(200,050)	226,237
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	6,402,648	—	6,402,648
Other property and equipment	—	536,462	—	536,462
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,752,376)	—	(1,752,376)
Total property, plant and equipment, net	—	5,186,734	—	5,186,734
Investments in and advances to subsidiaries	4,474,390	—	(4,474,390)	—
Derivative instruments	—	64	—	64
Deferred income taxes	223,269	—	(223,269)	—
Other assets	—	22,504	—	22,504
Total assets	$4,699,092	$5,634,156	$(4,897,709)	$5,435,539
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$10,357	$—	$10,357
Accounts payable – affiliates	198,702	1,348	(200,050)	—
Revenues and production taxes payable	—	138,451	—	138,451
Accrued liabilities	31	128,253	—	128,284
Accrued interest payable	47,643	28	—	47,671
Derivative instruments	—	20,891	—	20,891
Advances from joint interest partners	—	5,416	—	5,416
Other current liabilities	—	15,001	—	15,001
Total current liabilities	246,376	319,745	(200,050)	366,071
Long-term debt	2,092,361	35,000	—	2,127,361
Deferred income taxes	—	751,297	(223,269)	528,028
Asset retirement obligations	—	36,390	—	36,390
Derivative instruments	—	14,291	—	14,291
Other liabilities	—	3,043	—	3,043
Total liabilities	2,338,737	1,159,766	(423,319)	3,075,184
Stockholders’ equity
Capital contributions from affiliates	—	3,380,427	(3,380,427)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 181,200,581 shares issued and 180,399,060 shares outstanding	1,777	—	—	1,777
Treasury stock, at cost: 801,521 shares	(15,140)	—	—	(15,140)
Additional paid-in-capital	1,693,583	8,743	(8,743)	1,693,583
Retained earnings	680,135	1,085,220	(1,085,220)	680,135
Total stockholders’ equity	2,360,355	4,474,390	(4,474,390)	2,360,355
Total liabilities and stockholders’ equity	$4,699,092	$5,634,156	$(4,897,709)	$5,435,539

Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$777	$8,953	$—	$9,730
Accounts receivable – oil and gas revenues	—	96,495	—	96,495
Accounts receivable – joint interest and other	15	100,899	—	100,914
Accounts receivable – affiliates	1,248	247,488	(248,736)	—
Inventory	—	11,072	—	11,072
Prepaid expenses	278	7,050	—	7,328
Derivative instruments	—	139,697	—	139,697
Other current assets	—	50	—	50
Total current assets	2,318	611,704	(248,736)	365,286
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	6,284,401	—	6,284,401
Other property and equipment	—	443,265	—	443,265
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,509,424)	—	(1,509,424)
Total property, plant and equipment, net	—	5,218,242	—	5,218,242
Assets held for sale	—	26,728	—	26,728
Investments in and advances to subsidiaries	4,573,172	—	(4,573,172)	—
Derivative instruments	—	15,776	—	15,776
Deferred income taxes	205,174	—	(205,174)	—
Other assets	100	23,243	—	23,343
Total assets	$4,780,764	$5,895,693	$(5,027,082)	$5,649,375
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$9,983	$—	$9,983
Accounts payable – affiliates	247,488	1,248	(248,736)	—
Revenue and production taxes payable	—	132,356	—	132,356
Accrued liabilities	10	167,659	—	167,669
Accrued interest payable	49,340	73	—	49,413
Advances from joint interest partners	—	4,647	—	4,647
Other current liabilities	—	6,500	—	6,500
Total current liabilities	296,838	322,466	(248,736)	370,568
Long-term debt	2,164,584	138,000	—	2,302,584
Deferred income taxes	—	813,329	(205,174)	608,155
Asset retirement obligations	—	35,338	—	35,338
Liabilities held for sale	—	10,228	—	10,228
Other liabilities	—	3,160	—	3,160
Total liabilities	2,461,422	1,322,521	(453,910)	3,330,033
Stockholders’ equity
Capital contributions from affiliates	—	3,369,895	(3,369,895)	—
Common stock, $0.01 par value: 300,000,000 shares authorized; 139,583,990 shares issued and 139,076,064 shares outstanding	1,376	—	—	1,376
Treasury stock, at cost: 507,926 shares	(13,620)	—	—	(13,620)
Additional paid-in-capital	1,497,065	8,743	(8,743)	1,497,065
Retained earnings	834,521	1,194,534	(1,194,534)	834,521
Total stockholders’ equity	2,319,342	4,573,172	(4,573,172)	2,319,342
Total liabilities and stockholders’ equity	$4,780,764	$5,895,693	$(5,027,082)	$5,649,375

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$159,337	$—	$159,337
Well services and midstream revenues	—	19,743	—	19,743
Total revenues	—	179,080	—	179,080
Operating expenses
Lease operating expenses	—	31,523	—	31,523
Well services and midstream operating expenses	—	8,875	—	8,875
Marketing, transportation and gathering expenses	—	6,491	—	6,491
Production taxes	—	14,367	—	14,367
Depreciation, depletion and amortization	—	122,488	—	122,488
Exploration expenses	—	340	—	340
Impairment	—	23	—	23
General and administrative expenses	6,395	15,481	—	21,876
Total operating expenses	6,395	199,588	—	205,983
Loss on sale of properties	—	(1,311)	—	(1,311)
Operating loss	(6,395)	(21,819)	—	(28,214)
Other income (expense)
Equity in loss of subsidiaries	(71,987)	—	71,987	—
Net loss on derivative instruments	—	(90,846)	—	(90,846)
Interest expense, net of capitalized interest	(33,190)	(1,789)	—	(34,979)
Gain on extinguishment of debt	11,642	—	—	11,642
Other income (expense)	—	(32)	—	(32)
Total other income (expense)	(93,535)	(92,667)	71,987	(114,215)
Loss before income taxes	(99,930)	(114,486)	71,987	(142,429)
Income tax benefit	9,999	42,499	—	52,498
Net loss	$(89,931)	$(71,987)	$71,987	$(89,931)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$214,110	$—	$214,110
Well services and midstream revenues	—	15,936	—	15,936
Total revenues	—	230,046	—	230,046
Operating expenses
Lease operating expenses	—	37,761	—	37,761
Well services and midstream operating expenses	—	7,395	—	7,395
Marketing, transportation and gathering expenses	—	7,570	—	7,570
Production taxes	—	20,618	—	20,618
Depreciation, depletion and amortization	—	119,218	—	119,218
Exploration expenses	—	1,082	—	1,082
Rig termination	—	2,815	—	2,815
Impairment	—	19,516	—	19,516
General and administrative expenses	6,325	15,183	—	21,508
Total operating expenses	6,325	231,158	—	237,483
Operating loss	(6,325)	(1,112)	—	(7,437)
Other income (expense)
Equity in loss of subsidiaries	(34,249)	—	34,249	—
Net loss on derivative instruments	—	(39,424)	—	(39,424)
Interest expense, net of capitalized interest	(34,194)	(3,211)	—	(37,405)
Other income	5	186	—	191
Total other income (expense)	(68,438)	(42,449)	34,249	(76,638)
Loss before income taxes	(74,763)	(43,561)	34,249	(84,075)
Income tax benefit	21,533	9,312	—	30,845
Net loss	$(53,230)	$(34,249)	$34,249	$(53,230)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$276,652	$—	$276,652
Well services and midstream revenues	—	32,711	—	32,711
Total revenues	—	309,363	—	309,363
Operating expenses
Lease operating expenses	—	62,587	—	62,587
Well services and midstream operating expenses	—	13,264	—	13,264
Marketing, transportation and gathering expenses	—	15,043	—	15,043
Production taxes	—	25,120	—	25,120
Depreciation, depletion and amortization	—	244,937	—	244,937
Exploration expenses	—	703	—	703
Rig termination	—	—	—	—
Impairment	—	3,585	—	3,585
General and administrative expenses	13,846	32,396	—	46,242
Total operating expenses	13,846	397,635	—	411,481
Loss on sale of properties	—	(1,311)	—	(1,311)
Operating loss	(13,846)	(89,583)	—	(103,429)
Other income (expense)
Equity in loss of subsidiaries	(109,314)	—	109,314	—
Net loss on derivative instruments	—	(76,471)	—	(76,471)
Interest expense, net of capitalized interest	(68,022)	(5,696)	—	(73,718)
Gain on extinguishment of debt	18,658	—	—	18,658
Other income	43	404	—	447
Total other income (expense)	(158,635)	(81,763)	109,314	(131,084)
Loss before income taxes	(172,481)	(171,346)	109,314	(234,513)
Income tax benefit	18,095	62,032	—	80,127
Net loss	$(154,386)	$(109,314)	$109,314	$(154,386)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$387,969	$—	$387,969
Well services and midstream revenues	—	22,464	—	22,464
Total revenues	—	410,433	—	410,433
Operating expenses
Lease operating expenses	—	76,886	—	76,886
Well services and midstream operating expenses	—	9,347	—	9,347
Marketing, transportation and gathering expenses	—	14,848	—	14,848
Production taxes	—	37,239	—	37,239
Depreciation, depletion and amortization	—	237,696	—	237,696
Exploration expenses	—	1,925	—	1,925
Rig termination	—	3,895	—	3,895
Impairment	—	24,837	—	24,837
General and administrative expenses	14,944	29,888	—	44,832
Total operating expenses	14,944	436,561	—	451,505
Operating loss	(14,944)	(26,128)	—	(41,072)
Other income (expense)
Equity in loss of subsidiaries	(21,630)	—	21,630	—
Net gain on derivative instruments	—	7,648	—	7,648
Interest expense, net of capitalized interest	(69,415)	(6,774)	—	(76,189)
Other income	4	117	—	121
Total other income (expense)	(91,041)	991	21,630	(68,420)
Loss before income taxes	(105,985)	(25,137)	21,630	(109,492)
Income tax benefit	34,714	3,507	—	38,221
Net loss	$(71,271)	$(21,630)	$21,630	$(71,271)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(154,386)	$(109,314)	$109,314	$(154,386)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in loss of subsidiaries	109,314	—	(109,314)	—
Depreciation, depletion and amortization	—	244,937	—	244,937
Gain on extinguishment of debt	(18,658)	—	—	(18,658)
Loss on sale of properties	—	1,311	—	1,311
Impairment	—	3,585	—	3,585
Deferred income taxes	(18,095)	(62,032)	—	(80,127)
Derivative instruments	—	76,471	—	76,471
Stock-based compensation expenses	12,624	355	—	12,979
Deferred financing costs amortization and other	3,360	3,192	—	6,552
Working capital and other changes:
Change in accounts receivable	(85)	53,068	(48,686)	4,297
Change in inventory	—	2,054	—	2,054
Change in prepaid expenses	278	1,145	—	1,423
Change in other current assets	—	(114)	—	(114)
Change in other assets	100	—	—	100
Change in accounts payable, interest payable and accrued liabilities	(50,462)	(16,258)	48,686	(18,034)
Change in other current liabilities	—	9,001	—	9,001
Change in other liabilities	—	10	—	10
Net cash provided by (used in) operating activities	(116,010)	207,411	—	91,401
Cash flows from investing activities:
Capital expenditures	—	(231,341)	—	(231,341)
Proceeds from sale of properties	—	11,679	—	11,679
Costs related to sale of properties	—	(310)	—	(310)
Derivative settlements	—	103,790	—	103,790
Advances from joint interest partners	—	769	—	769
Net cash used in investing activities	—	(115,413)	—	(115,413)
Cash flows from financing activities:
Repurchase of senior unsecured notes	(56,925)	—	—	(56,925)
Proceeds from revolving credit facility	—	359,000	—	359,000
Principal payments on revolving credit facility	—	(462,000)	—	(462,000)
Deferred financing costs	—	(751)	—	(751)
Proceeds from sale of common stock	182,953	—	—	182,953
Purchases of treasury stock	(1,520)	—	—	(1,520)
Investment in / capital contributions from subsidiaries	(9,190)	9,190	—	—
Net cash provided by (used in) financing activities	115,318	(94,561)	—	20,757
Decrease in cash and cash equivalents	(692)	(2,563)	—	(3,255)
Cash and cash equivalents at beginning of period	777	8,953	—	9,730
Cash and cash equivalents at end of period	$85	$6,390	$—	$6,475

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(71,271)	$(21,630)	$21,630	$(71,271)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in loss of subsidiaries	21,630	—	(21,630)	—
Depreciation, depletion and amortization	—	237,696	—	237,696
Impairment	—	24,837	—	24,837
Deferred income taxes	(34,714)	(3,507)	—	(38,221)
Derivative instruments	—	(7,648)	—	(7,648)
Stock-based compensation expenses	13,515	148	—	13,663
Deferred financing costs amortization and other	2,255	2,804	—	5,059
Working capital and other changes:
Change in accounts receivable	(256)	9,890	66,165	75,799
Change in inventory	—	3,685	—	3,685
Change in prepaid expenses	297	3,097	—	3,394
Change in other current assets	—	5,538	—	5,538
Change in accounts payable, interest payable and accrued liabilities	65,933	(22,392)	(66,165)	(22,624)
Change in other liabilities	—	(21)	—	(21)
Net cash provided by (used in) operating activities	(2,611)	232,497	—	229,886
Cash flows from investing activities:
Capital expenditures	—	(587,430)	—	(587,430)
Derivative settlements	—	213,336	—	213,336
Advances from joint interest partners	—	(406)	—	(406)
Net cash used in investing activities	—	(374,500)	—	(374,500)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	320,000	—	320,000
Principal payments on revolving credit facility	—	(665,000)	—	(665,000)
Deferred financing costs	—	(3,591)	—	(3,591)
Proceeds from sale of common stock	463,010	—	—	463,010
Purchases of treasury stock	(1,932)	—	—	(1,932)
Investment in / capital contributions from subsidiaries	(458,465)	458,465	—	—
Net cash provided by financing activities	2,613	109,874	—	112,487
Increase (decrease) in cash and cash equivalents	2	(32,129)	—	(32,127)
Cash and cash equivalents at beginning of period	776	45,035	—	45,811
Cash and cash equivalents at end of period	$778	$12,906	$—	$13,684

17. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative instruments. In July 2016, the Company entered into a three-way costless collar agreement with a floor price of $45.00 per barrel for total notional amounts of 334,000 barrels and 31,000 barrels, which settle in 2017 and 2018, respectively, based on WTI. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.
Credit facility amendment. On August 8, 2016, the Company entered into its sixth amendment to its Credit Facility (the “Sixth Amendment”), which provides the Company with more flexibility in raising new capital and refinancing its existing Notes. The Sixth Amendment did not change the Company’s current borrowing base and aggregate elected commitment of $1,150.0 million. The next regular semi-annual redetermination of the borrowing base is scheduled for October 1, 2016.

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
In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. We enter into crude oil sales contracts with purchasers who have access to crude oil transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of June 30, 2016, we were flowing 83% of our gross operated oil production through these gathering systems.
Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. Crude oil produced and sold in the Williston Basin has historically sold at a discount to the NYMEX West Texas Intermediate crude oil index prices (“WTI”) due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to oil production in the area increasing to a point that it temporarily surpassed the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and improved our price differentials received at the lease. In 2015, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. Since the third quarter of 2015, our price differentials have remained less than $5.00 per barrel discount to WTI on a quarterly basis. Even as WTI improved in the first half of 2016, our price differentials averaged $4.85 per barrel of oil.
Forward commodity prices and estimates of future production play a significant role in determining impairment of proved oil and natural gas properties. As a result of lower commodity prices and their impact on our estimated future cash flows, we have continued to monitor our proved oil and natural gas properties for impairment. For the six months ended June 30, 2016, we recorded an impairment charge of $3.6 million to further write down our properties held for sale to their fair value, as determined by the sales price on April 1, 2016, less costs to sell. No other proved impairment charges were recorded during the six months ended June 30, 2016. In addition, the excess of our expected undiscounted future cash flows over the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations has increased to $1,978.3 million as of June 30, 2016, an increase of approximately 56% as compared to an excess of $1,264.8 million at December 31, 2015. The underlying commodity prices embedded in our expected undiscounted cash flows were determined using NYMEX forward strip prices for five years, escalating 3% per year thereafter. Our expected undiscounted estimated cash flows also included a 3% inflation factor applied to the future operating and development costs after five years. If expected future oil prices decline by approximately 20% as compared to June 30, 2016, holding all other factors constant, the expected undiscounted cash flows may not exceed the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations. As a result, we may recognize additional proved impairment charges in the future, and such impairment charges could exceed $2.3 billion assuming a discount rate of 10%.
Changes in commodity prices may significantly impact our estimates of oil and natural gas reserves, which are estimated and reported as of December 31 of each calendar year. Our estimated net proved reserves at December 31, 2015 were prepared using SEC pricing, calculated as the unweighted arithmetic average first-day-of-the-month prices for the prior twelve months of $50.16 per barrel for oil and $2.63 per MMBtu for natural gas. The current forward commodity price curve is lower than the year-end 2015 SEC pricing; therefore, the following sensitivity table is provided to illustrate the estimated impact of this price decrease on our estimated proved reserves, PV-10 and Standardized Measure. In addition to the different price assumptions, the sensitivity case below includes assumed capital and expense reductions we expect to realize at lower commodity prices. The reduction in proved developed reserves is attributable to reaching the economic limit sooner. The reduction in proved undeveloped reserves is a result of well locations no longer meeting our investment criteria as well as reaching the economic limit sooner. This sensitivity case is only to demonstrate the impact that a lower price and cost environment would have had on estimated proved reserves, PV-10 and Standardized Measure as of December 31, 2015, holding all other factors constant. There is no assurance that these prices or assumed cost savings will actually be achieved. Our estimated net proved reserves, PV-10 and Standardized Measure were determined using prices for oil and natural gas, without giving effect to derivative transactions, which were held constant throughout the life of the properties. The prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	Actual at December 31, 2015(1)	Sensitivity Case(2)
Oil price (per Bbl)	$50.16	$44.19
Natural gas price (per MMBtu)	2.63	2.52

Capital expenditure reduction	n/a	15%
Operating expense reduction	n/a	16%

Estimated proved developed reserves (MMBoe)	147.6	149.6
Estimated proved undeveloped reserves (MMBoe)	70.7	71.4
Total estimated proved reserves (MMBoe)	$218.2	$221.0

PV-10 (in millions)(3)	$2,022.7	$1,866.4
Present value of future income taxes discounted at 10% (in millions)	108.4	60.1
Standardized Measure of discounted future net cash flows (in millions)(4)	$1,914.3	$1,806.3
__________________

(1)
The actual reserve estimates at December 31, 2015 were prepared using SEC pricing, calculated as the unweighted arithmetic average first-day-of-the-month prices for the prior twelve months, which was $50.16 per barrel for oil and $2.63 per MMBtu for natural gas for the year ended December 31, 2015.

(2)
The sensitivity case prices represent potential SEC pricing based on actual prices for each of the six months ended June 30, 2016 and forward commodity prices as of June 30, 2016 for the remaining months of 2016.

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

Second Quarter 2016 Highlights:

•	Average daily production was 49,507 Boe per day during the three months ended June 30, 2016;

•	We completed and placed on production 13 gross (8.7 net) operated wells in the Williston Basin during the three months ended June 30, 2016;

•	For the three months ended June 30, 2016, total capital expenditures were $131.3 million;

•	At June 30, 2016, we had $6.5 million of cash and cash equivalents and had total liquidity of $1,107.3 million, including the availability under our revolving credit facility;

•
Net cash provided by operating activities was $91.4 million for the three months ended June 30, 2016. Adjusted EBITDA, a non-GAAP financial measure, was $132.2 million for the three months ended June 30, 2016. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our well services and midstream revenues are primarily derived from well services, product sales, equipment rentals, salt water pipeline transport, salt water disposal and fresh water sales for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OWS and OMS for OPNA’s working interests are eliminated in consolidation.

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Operating results (in thousands):
Revenues
Oil	$152,900	$208,564	$(55,664)	$264,106	$372,377	$(108,271)
Natural gas	6,437	5,546	891	12,546	15,592	(3,046)
Well services	12,833	9,219	3,614	18,818	11,927	6,891
Midstream	6,910	6,717	193	13,893	10,537	3,356
Total revenues	$179,080	$230,046	$(50,966)	$309,363	$410,433	$(101,070)
Production data:
Oil (MBbls)	3,747	4,008	(261)	7,617	8,030	(413)
Natural gas (MMcf)	4,549	3,395	1,154	8,802	6,502	2,300
Oil equivalents (MBoe)	4,505	4,574	(69)	9,084	9,114	(30)
Average daily production (Boe per day)	49,507	50,261	(754)	49,911	50,353	(442)
Average sales prices:
Oil, without derivative settlements (per Bbl)	$40.81	$52.04	$(11.23)	$34.67	$46.37	$(11.70)
Oil, with derivative settlements (per Bbl)(1)	48.94	78.01	(29.07)	48.30	72.94	(24.64)
Natural gas (per Mcf)(2)	1.42	1.63	(0.21)	1.43	2.40	(0.97)
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
Three months ended June 30, 2016 as compared to three months ended June 30, 2015
Total revenues. Our total revenues decreased $51.0 million, or 22%, to $179.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to lower realized oil sales prices. Our average realized prices for oil decreased by 22% during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold decreased by 754 Boe per day to 49,507 Boe per day during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in average daily production sold was primarily a result of the natural decline in production in wells that were producing as of June 30, 2015 coupled with the divestiture completed on April 1, 2016 (see Note 7 to our condensed consolidated financial statements), offset by our 48.4 total net well completions in the Williston Basin during the twelve months ended June 30, 2016. The divestiture resulted in a decrease in average daily production of approximately 671 Boe per day during the three months ended June 30, 2016. Average oil sales prices, without derivative settlements, decreased by $11.23 per barrel to an average of $40.81 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $0.21 per Mcf to an average of $1.42 per Mcf for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The lower oil and natural gas sales prices decreased revenues by $45.8 million, coupled with lower total production amounts sold, which decreased revenues by $9.0 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Extended low commodity prices could result in a significant decrease in our oil and gas volumes and revenues in the future.
Well services and midstream revenues. In response to the low commodity price environment, we decreased the pace of our well completions and reduced OWS to one fracturing fleet during the first quarter of 2016. While our well completion activity decreased, our well services revenues increased by $3.6 million to $12.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to a $3.5 million increase in well completion revenues as a result of OWS completing OPNA wells with a higher average third-party working interest during the three months ended June 30, 2016. Midstream revenues remained relatively consistent at $6.9 million and $6.7 million for the three months ended June 30, 2016 and 2015, respectively.

Six months ended June 30, 2016 as compared to six months ended June 30, 2015
Our total revenues decreased $101.1 million, or 25%, to $309.4 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to lower realized oil and natural gas sales prices. Our average realized prices for oil and natural gas decreased by 25% and 40%, respectively, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Oil and gas revenues. Our primary revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold decreased by 442 Boe per day, or 1%, to 49,911 Boe per day during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in average daily production sold was primarily a result of the decline in production in wells that were producing as of June 30, 2015 coupled with the divestiture completed on April 1, 2016 (see Note 7 to our condensed consolidated financial statements), offset by our 48.4 total net well completions in the Williston Basin during the twelve months ended June 30, 2016. The divestiture resulted in a decrease in average daily production of approximately 438 Boe per day during the six months ended June 30, 2016. Average oil sales prices, without derivatives settlements, decreased by $11.70 per barrel to an average of $34.67 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $0.97 per Mcf to an average of $1.43 per Mcf for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The lower oil and natural gas sales prices decreased revenues by $100.3 million, coupled with lower total production amounts sold, which decreased revenues by $11.1 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Well services and midstream revenues. In response to the low commodity price environment, we decreased the pace of our well completions and reduced OWS to one fracturing fleet during the first quarter of 2016. While our well completion activity decreased, our well services revenues increased $6.9 million to $18.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase of $9.0 million in well completion revenue as a result of OWS completing OPNA wells with a higher average third-party working interest, offset by a $1.5 million decrease in well completion product sales to third parties as a result of OWS completing all of OPNA’s operated wells during the six months ended June 30, 2016. Midstream revenues were $13.9 million for the six months ended June 30, 2016, which was a $3.4 million increase period over period, primarily due to increased water volumes flowing through our salt water disposal systems, offset by decreased fresh water sales.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In thousands, except per Boe of production)
Operating expenses:
Lease operating expenses	$31,523	$37,761	$(6,238)	$62,587	$76,886	$(14,299)
Well services and midstream operating expenses	8,875	7,395	1,480	13,264	9,347	3,917
Marketing, transportation and gathering expenses	6,491	7,570	(1,079)	15,043	14,848	195
Production taxes	14,367	20,618	(6,251)	25,120	37,239	(12,119)
Depreciation, depletion and amortization	122,488	119,218	3,270	244,937	237,696	7,241
Exploration expenses	340	1,082	(742)	703	1,925	(1,222)
Rig termination	—	2,815	(2,815)	—	3,895	(3,895)
Impairment	23	19,516	(19,493)	3,585	24,837	(21,252)
General and administrative expenses	21,876	21,508	368	46,242	44,832	1,410
Total operating expenses	205,983	237,483	(31,500)	411,481	451,505	(40,024)
Loss on sale of properties	(1,311)	—	(1,311)	(1,311)	—	(1,311)
Operating loss	(28,214)	(7,437)	(20,777)	(103,429)	(41,072)	(62,357)
Other income (expense):
Net gain (loss) on derivative instruments	(90,846)	(39,424)	(51,422)	(76,471)	7,648	(84,119)
Interest expense, net of capitalized interest	(34,979)	(37,405)	2,426	(73,718)	(76,189)	2,471
Gain on extinguishment of debt	11,642	—	11,642	18,658	—	18,658
Other income (expense)	(32)	191	(223)	447	121	326
Total other income (expense)	(114,215)	(76,638)	(37,577)	(131,084)	(68,420)	(62,664)
Loss before income taxes	(142,429)	(84,075)	(58,354)	(234,513)	(109,492)	(125,021)
Income tax benefit	52,498	30,845	21,653	80,127	38,221	41,906
Net loss	$(89,931)	$(53,230)	$(36,701)	$(154,386)	$(71,271)	$(83,115)
Costs and expenses (per Boe of production):
Lease operating expenses	$7.00	$8.26	$(1.26)	$6.89	$8.44	$(1.55)
Marketing, transportation and gathering expenses	1.44	1.66	(0.22)	1.66	1.63	0.03
Production taxes	3.19	4.51	(1.32)	2.77	4.09	(1.32)
Depreciation, depletion and amortization	27.19	26.07	1.12	26.96	26.08	0.88
General and administrative expenses	4.86	4.70	0.16	5.09	4.92	0.17

Three months ended June 30, 2016 as compared to three months ended June 30, 2015
Lease operating expenses. Lease operating expenses decreased $6.2 million to $31.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This decrease was primarily due to an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells coupled with a decrease in our net well count as a result of the divestiture completed on April 1, 2016 (see Note 7 to our condensed consolidated financial statements). Lease operating expenses decreased from $8.26 per Boe for the three months ended June 30, 2015 to $7.00 per Boe for the three months ended June 30, 2016.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of service costs, cost of goods sold and operating expenses incurred by OWS and OMS. The $1.5 million increase for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily attributable to a $1.8 million increase in well completion costs as a result of OWS completing OPNA wells with a higher average third-party working interest. This increase was offset by a decrease in midstream operating expenses of $0.3 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to decreased fresh water purchases.
Marketing, transportation and gathering expenses. The $1.1 million decrease in marketing, transportation and gathering expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily attributable to a $0.5 million decrease in oil transportation costs and a $0.4 million decrease in our pipeline imbalance.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.0% and 9.6%, respectively, for the three months ended June 30, 2016 and 2015. The production tax rate decreased period over period primarily due to the reduction in the North Dakota oil extraction tax rate, partially offset by an increased weighting of production in North Dakota, which has a higher average production tax rate as compared to Montana. For the three months ended June 30, 2016 and 2015, the percentage of our total production located in North Dakota was 92% and 87%, respectively. In 2015, North Dakota had a crude oil tax structure based on a 5% production tax and a 6.5% oil extraction tax, resulting in a combined tax rate of 11.5% of crude oil revenues. In 2016, the North Dakota oil extraction tax was reduced to 5%, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $3.3 million to $122.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This increase in DD&A expense for the three months ended June 30, 2016 was a result of an increase in the DD&A rate, offset by a decrease in total production during the six months ended June 30, 2016. The DD&A rate for the three months ended June 30, 2016 was $27.19 per Boe compared to $26.07 per Boe for the three months ended June 30, 2015. The increase in the DD&A rate was primarily due to lower proved reserves as a result of lower oil and natural gas prices.
Impairment. For the three months ended June 30, 2016 and 2015, we recorded non-cash impairment charges of $23,000 and $0.4 million, respectively, for unproved properties due to leases that expired in the period. As a result of periodic assessments of unproved properties not held-by-production, we recorded non-cash impairment charges on our unproved oil and natural gas properties of $19.1 million for the three months ended June 30, 2015 related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. During the year ended December 31, 2015, we recorded similar non-cash impairment charges of $4.7 million related to leases that expired during the three months ended June 30, 2016 as a result of periodic assessments of unproved properties. Consequently, lower impairment charges for unproved properties were recorded during the three months ended June 30, 2016 as most leases that expired during the period had been previously impaired. No impairment charges of proved oil and gas properties were recorded for the three months ended June 30, 2016 and 2015.
General and administrative expenses (“G&A”). Our G&A increased $0.4 million to $21.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. G&A for our OWS segment increased by $2.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in OWS G&A was due to OWS completing OPNA wells with a higher average third-party working interest during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Excluding our intercompany elimination, gross OWS G&A decreased $2.8 million. E&P G&A was $17.7 million and $19.8 million for the three months ended June 30, 2016 and 2015, respectively. These decreases in gross OWS and E&P G&A were primarily due to lower compensation expenses due to a decrease in employee headcount. Our total company full-time employee headcount decreased to 453 at June 30, 2016 from 567 at June 30, 2015.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $90.8 million net loss on derivative instruments, including net cash settlement receipts of $30.5 million, for the three months ended June 30, 2016, and a $39.4 million net loss on derivative instruments, including net cash settlement receipts of $104.1 million, for the three months ended June 30, 2015. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $2.4 million from $37.4 million for the three months ended June 30, 2015 to $35.0 million for the three months ended June 30, 2016 due to a decrease in interest expense incurred on our senior unsecured notes and revolving credit facility during the three months ended June 30, 2016. In 2016, we repurchased an aggregate principal amount of $76.6 million of outstanding senior unsecured notes, which resulted in a decrease of $1.5 million in interest expense for the three months ended June 30, 2016. For the three months ended June 30, 2016 and 2015, the weighted average debt outstanding under our revolving credit facility was $82.7 million and $184.7 million, respectively. The weighted average interest rate incurred on the outstanding borrowings under our revolving credit facility was 2.0% and 1.7% for the three months ended June 30, 2016 and June 30, 2015, respectively. Interest capitalized during the three months ended June 30, 2016 and 2015 was $4.8 million and $4.9 million, respectively.

Gain on extinguishment of debt. In April 2016, we repurchased an aggregate principal amount of $46.8 million of our outstanding senior unsecured notes for an aggregate cost of $34.6 million, including accrued interest and fees. For the three months ended June 30, 2016, we recognized a pre-tax gain related to the repurchase of $11.6 million, which included unamortized deferred financing costs write-offs of $0.5 million. For the three months ended June 30, 2015, we did not repurchase any portion of our outstanding senior unsecured notes.
Income taxes. The income tax benefit for the three months ended June 30, 2016 and 2015 was recorded at 36.9% and 36.7% of pre-tax net income, respectively. Our effective tax rates for the three months ended June 30, 2016 and 2015 approximate the combined federal statutory tax rate and the statutory rates for the states in which we conduct business.
Six months ended June 30, 2016 as compared to six months ended June 30, 2015
Lease operating expense. Lease operating expenses decreased $14.3 million to $62.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily due to an increase in salt water disposal volumes being transported on OMS pipelines and injected in OMS salt water disposal wells. Lease operating expenses decreased from $8.44 per Boe for the six months ended June 30, 2015 to $6.89 per Boe for the six months ended June 30, 2016.
Well services and midstream operating expenses. Well services and midstream operating expenses represent third-party working interest owners’ share of service costs, cost of goods sold and operating expenses incurred by OWS and OMS. The $3.9 million increase for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was attributable to a $3.4 million increase due to OWS completing OPNA wells with a higher average third-party working interest in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase was coupled with a $0.5 million increase in midstream operating expenses related to an increase in salt water disposal wells and pipelines in service.
Marketing, transportation and gathering expenses. The $0.2 million increase in marketing, transportation and gathering expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily attributable to a $0.8 million increase in the pipeline imbalance, offset by a $0.9 million decrease in oil transportation costs.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 9.1% and 9.6%, respectively, for the six months ended June 30, 2016 and 2015. The production tax rate decreased period over period primarily due to the reduction in the North Dakota oil extraction tax rate, partially offset by an increased weighting of production in North Dakota, which has a higher average production tax rate as compared to Montana. For the six months ended June 30, 2016 and 2015, the percentage of our total production located in North Dakota was 91% and 87%, respectively. In 2015, North Dakota had a crude oil tax structure based on a 5% production tax and a 6.5% oil extraction tax, resulting in a combined tax rate of 11.5% of crude oil revenues. In 2016, the North Dakota oil extraction tax was reduced to 5%, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion, and amortization. DD&A expense increased $7.2 million to $244.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in DD&A expense for the six months ended June 30, 2016 was a result of an increase in the DD&A rate during the six months ended June 30, 2016. The DD&A rate for the six months ended June 30, 2016 was $26.96 per Boe compared to $26.08 per Boe for the six months ended June 30, 2015. The increase in the DD&A rate was primarily due to lower recoverable reserves related to lower oil and natural gas prices.
Impairment. During the six months ended June 30, 2016, we recorded an impairment charge of $3.6 million to further adjust the carrying value of our properties held for sale during the first quarter of 2016 to their estimated fair value, determined based on the expected sales price, less costs to sell. No impairment charges of proved oil and gas properties were recorded for the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, we recorded non-cash impairment charges of $25,000 and $4.5 million, respectively, for unproved properties due to leases that expired during the period. As a result of periodic assessments of unproved properties not held-by-production, we recorded additional impairment charges of $20.3 million for the six months ended June 30, 2015 related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. During the year ended December 31, 2015, we recorded similar non-cash impairment charges of $9.8 million related to leases that expired during the six months ended June 30, 2016 as a result of periodic assessments of unproved properties. Consequently, lower impairment charges for unproved properties were recorded during the six months ended June 30, 2016 as most leases that expired during the period had been previously impaired.
General and administrative expenses. Our G&A expenses increased $1.4 million for the six months ended June 30, 2016 from $44.8 million for the six months ended June 30, 2015. OWS G&A increased by $4.6 million primarily due to OWS completing OPNA wells with a higher average third-party working interest in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Excluding our intercompany elimination, gross OWS G&A decreased $5.4 million. E&P G&A was $38.8 million and $42.1 million for the six months ended June 30, 2016 and 2015, respectively. These decreases in gross OWS and E&P G&A were primarily due to lower compensation expenses due to a decrease in employee headcount. Our total company full-time employee headcount decreased to 453 at June 30, 2016 from 567 at June 30, 2015.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $76.5 million net loss on derivative instruments, including net cash settlement receipts of $103.8 million, for the six months ended June 30, 2016, and a $7.6 million net gain on derivative instruments, including net cash settlement receipts of $213.3 million for the six months ended June 30, 2015. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $2.5 million to $73.7 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily the result of a decrease in the interest expense incurred on borrowings under our revolving credit facility and senior unsecured notes, offset by an increase of $1.3 million due to the unamortized deferred financing costs write-off related to the decrease in the borrowing base under our revolving credit facility during the six months ended June 30, 2016. In 2016, we repurchased an aggregate principal amount of $76.6 million of outstanding senior unsecured notes, which resulted in a decrease of $1.8 million in interest expense for the six months ended June 30, 2016. For the six months ended June 30, 2016 and 2015, the weighted average debt outstanding under our revolving credit facility was $94.8 million and $318.8 million, respectively, and the weighted average interest rate incurred on the outstanding borrowings was 1.9% and 1.8%, respectively. Interest capitalized during the six months ended June 30, 2016 and 2015 was $9.3 million and $8.8 million, respectively. The increase in interest capitalized period over period was due to increased work in progress assets, including the natural gas processing plant and other midstream infrastructure we are constructing in Wild Basin.
Gain on extinguishment of debt. During the six months ended June 30, 2016, we repurchased an aggregate principal amount of $76.6 million of our outstanding senior unsecured notes for an aggregate cost of $56.9 million, including accrued interest and fees. For the six months ended June 30, 2016, we recognized a pre-tax gain related to the repurchase of $18.7 million, which included unamortized deferred financing costs write-offs of $1.0 million. During the six months ended June 30, 2015, we did not repurchase any portion of our outstanding senior unsecured notes.
Income taxes. Income tax expense for the six months ended June 30, 2016 and 2015 was recorded at 34.2% and 34.9% of pre-tax net income, respectively. The effective tax rates for both periods were lower than the combined federal statutory rate and the statutory rates for the states in which we conduct business due to the impact of permanent differences on our pre-tax loss. The permanent differences were primarily for compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes related to stock-based compensation vesting during the six months ended June 30, 2016 and 2015 at stock prices lower than the grant date values. In addition, during the six months ended June 30, 2016, we recorded a valuation allowance of $0.9 million and $0.6 million for Montana net operating losses and federal charitable contribution carryovers, respectively, based on management’s assessment that it is more likely than not that these net deferred tax assets will not be realized prior to their expiration due to their short carryover periods, current economic conditions and expectations for the future.
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
Our cash flows for the six months ended June 30, 2016 and 2015 are presented below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$91,401	$229,886
Net cash used in investing activities	(115,413)	(374,500)
Net cash provided by financing activities	20,757	112,487
Decrease in cash and cash equivalents	$(3,255)	$(32,127)

Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil prices on a portion of our production, thereby mitigating our exposure to oil price declines, but these transactions may also limit our cash flow in periods of rising oil prices. Prices for oil have declined significantly since mid-2014, which has substantially decreased our cash flows provided by operating activities. The decline in operating cash flows caused by lower oil prices is partially offset by cash flows from our derivative contracts. On February 2, 2016, we completed a public equity offering resulting in net proceeds of $183.0 million, after deducting underwriting discounts and commissions and offering expenses, which we used for general corporate purposes. Our existing revolving credit facility provides additional liquidity, with a current borrowing base and elected commitment amount of $1,150.0 million. The next redetermination of the borrowing base is scheduled for October 1, 2016. We believe we have adequate liquidity to fund planned 2016 capital expenditures and to meet our near-term future obligations. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Cash flows provided by operating activities
Net cash provided by operating activities was $91.4 million and $229.9 million for the six months ended June 30, 2016 and 2015, respectively. The change in cash flows from operating activities for the period ended June 30, 2016 as compared to 2015 was primarily the result of lower realized oil and natural gas sales prices.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $139.8 million at June 30, 2016 due to decreases in our current assets, primarily due to the impact of increases in the forward commodity price curve on our short-term derivative instruments. As of June 30, 2016, we had $1,107.3 million of liquidity available, including $6.5 million in cash and cash equivalents and $1,100.8 million of unused borrowing base committed capacity available under our revolving credit facility. At June 30, 2015, we had a working capital deficit of $167.6 million.
Cash flows used in investing activities
Net cash used in investing activities was $115.4 million and $374.5 million during the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities during the six months ended June 30, 2016 was primarily attributable to $231.3 million in capital expenditures primarily for drilling and development costs, partially offset by $103.8 million of derivative settlements received as a result of lower commodity prices. Net cash used in investing activities during the six months ended June 30, 2015 was primarily attributable to $586.7 million in capital expenditures primarily for drilling and development costs, partially offset by $213.3 million of derivative settlements received as a result of lower crude oil pricing.
Our capital expenditures are summarized in the following table:

Six Months Ended June 30, 2016
(In thousands)
Capital expenditures:
E&P	$120,859
OMS	87,882
OWS	650
Other capital expenditures(1)	9,852
Total capital expenditures(2)	$219,243
 ___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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
Cash flows provided by financing activities
Net cash provided by financing activities was $20.8 million and $112.5 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, cash provided by financing activities was primarily due to proceeds from borrowings under our revolving credit facility and net proceeds from the issuance of our common stock, partially offset by principal payments on our revolving credit facility and the repurchase of a portion of our outstanding senior unsecured notes. Net cash provided by financing activities during the six months ended June 30, 2015 was primarily due to net proceeds from the issuance of our common stock and proceeds from borrowings under our revolving credit facility, partially offset by principal payments on our revolving credit facility. For both the six months ended June 30, 2016 and 2015, cash was used in financing activities for the purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
Sale of common stock. On February 2, 2016, we completed a public offering of 39,100,000 shares of our common stock at an offering price of $4.685 per share. We used the net proceeds from the offering of $183.0 million, after deducting underwriting discounts and commissions and offering expenses, for general corporate purposes.
Senior secured revolving line of credit. We have a revolving credit facility (the “Credit Facility”) with an overall senior secured line of credit of $2,500.0 million as of June 30, 2016. The Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Credit Facility is April 13, 2020, provided that our 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”) are retired or refinanced 90 days prior to their maturity date. On February 23, 2016, the lenders under the Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2016, resulting in a decrease in the borrowing base and aggregate elected commitment from $1,525.0 million to $1,150.0 million. The next redetermination of the borrowing base is scheduled for October 1, 2016.
At June 30, 2016, we had $35.0 million of borrowings at a weighted average interest rate of 2.0% and $14.2 million of outstanding letters of credit issued under the Credit Facility. At June 30, 2016, we had an unused borrowing base committed capacity of $1,100.8 million.
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

The Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Credit Facility to be immediately due and payable. We were in compliance with the financial covenants of the Credit Facility at June 30, 2016. At June 30, 2016, our consolidated EBITDAX was $631.0 million and our consolidated Interest Expense was $157.1 million, resulting in a ratio of 4.0 as compared to a minimum required ratio of 2.5. In addition, as of June 30, 2016, our consolidated current assets and consolidated current liabilities (as described above) were $1,316.7 million and $345.2 million, respectively, resulting in a Current Ratio of 3.8 as compared to a minimum required ratio of 1.0. Given the extended decline in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
Senior unsecured notes. As of June 30, 2016, our long-term debt includes outstanding senior unsecured note obligations of $2,123.4 million, including $399.0 million of the 2019 Notes, $397.7 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”), $940.5 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”) and $386.2 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes,” and together with the 2019 Notes, the 2021 Notes and the 2022 Notes, the “Notes”). Interest on the Notes is payable semi-annually in arrears.
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
In March and April 2016, we repurchased an aggregate principal amount of $76.6 million of our outstanding Notes, consisting of $1.0 million principal amount of our 2019 Notes, $2.3 million principal amount of our 2021 Notes, $59.5 million principal amount of our 2022 Notes and $13.8 million principal amount of our 2023 Notes, for an aggregate cost of $56.9 million, including accrued interest and fees. As a result of these repurchases, we recognized pre-tax gains of $11.6 million and $18.7 million, which were net of unamortized deferred financing costs write-offs of $0.5 million and $1.0 million, respectively, and are reflected in gain on extinguishment of debt in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016, respectively.
Obligations and commitments
We have the following contractual obligations and commitments as of June 30, 2016:

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Senior unsecured notes(1)	$2,123,397	$—	$399,000	$—	$1,724,397
Interest payments on senior unsecured notes(1)	802,774	145,988	291,977	234,122	130,687
Borrowings under revolving credit facility(1)	35,000	—	—	35,000	—
Interest payments on borrowings under revolving credit facility(1)	44	44	—	—	—
Asset retirement obligations(2)	37,128	738	1,493	635	34,262
Operating leases(3)	22,598	6,499	9,863	6,236	—
Volume commitment agreements(3)	441,999	19,563	99,433	108,632	214,371
Purchase agreements(3)	38,821	4,847	16,874	16,700	400
Total contractual cash obligations	$3,501,761	$177,679	$818,640	$401,325	$2,104,117
__________________

(1)
See Note 8 to our unaudited condensed consolidated financial statements for a description of our senior unsecured notes, revolving credit facility and related interest payments. As of June 30, 2016, we had $35.0 million of borrowings and $14.2 million of outstanding letters of credit issued under our revolving credit facility.

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

(3)	See Note 15 to our unaudited condensed consolidated financial statements for a description of our operating leases, volume commitment agreements and purchase agreements.

Non-GAAP Financial Measures
Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities, earnings (loss) per share or any other measures prepared under GAAP. Because Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.

Cash Interest
We define Cash Interest as interest expense plus capitalized interest less amortization and write-offs of deferred financing costs included in interest expense. Cash Interest is not a measure of interest expense as determined by United States generally accepted accounting principles, or GAAP. Management believes that the presentation of Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on our debt, excluding non-cash amortization, and our ability to maintain compliance with our debt covenants.
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense	$34,979	$37,405	$73,718	$76,189
Capitalized interest	4,835	4,851	9,303	8,776
Amortization of deferred financing costs(1)	(2,030)	(2,368)	(5,947)	(3,956)
Cash Interest	$37,784	$39,888	$77,074	$81,009
___________________

(1)
Amortization of deferred financing costs included write-offs of unamortized deferred financing costs of $1.8 million for the six months ended June 30, 2016 and $0.5 million for the three and six months ended June 30, 2015. In each period, the unamortized deferred financing costs were written off in proportion to the decreases in our Credit Facility borrowing base.

Adjusted EBITDA and Free Cash Flow

We define Adjusted EBITDA as earnings (loss) before interest expense, income taxes, DD&A, exploration expenses and other similar non-cash or non-recurring charges. Adjusted EBITDA is not a measure of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of Adjusted EBITDA provides useful additional information to investors and analysts for assessing our results of operations, financial performance and our ability to generate cash from our business operations.
We define Free Cash Flow as Adjusted EBITDA less Cash Interest and capital expenditures, excluding capitalized interest. Free Cash Flow is not a measure of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of Free Cash Flow provides useful additional information to investors and analysts for assessing our financial performance and our ability to generate cash from our business operations after interest and capital spending.

The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(89,931)	$(53,230)	$(154,386)	$(71,271)
Loss on sale of properties	1,311	—	1,311	—
Gain on extinguishment of debt	(11,642)	—	(18,658)	—
Net (gain) loss on derivative instruments	90,846	39,424	76,471	(7,648)
Derivative settlements(1)	30,477	104,077	103,790	213,336
Interest expense, net of capitalized interest	34,979	37,405	73,718	76,189
Depreciation, depletion and amortization	122,488	119,218	244,937	237,696
Impairment	23	19,516	3,585	24,837
Rig termination	—	2,815	—	3,895
Exploration expenses	340	1,082	703	1,925
Stock-based compensation expenses	6,249	6,057	12,979	13,663
Income tax benefit	(52,498)	(30,845)	(80,127)	(38,221)
Other non-cash adjustments	(484)	(97)	723	(101)
Adjusted EBITDA	132,158	245,422	265,046	454,300
Cash Interest	(37,784)	(39,888)	(77,074)	(81,009)
Capital expenditures(2)	(131,288)	(170,408)	(219,243)	(441,513)
Capitalized interest	4,835	4,851	9,303	8,776
Free Cash Flow	$(32,079)	$39,977	$(21,968)	$(59,446)

Net cash provided by operating activities	$137,452	$141,525	$91,401	$229,886
Derivative settlements(1)	30,477	104,077	103,790	213,336
Interest expense, net of capitalized interest	34,979	37,405	73,718	76,189
Rig termination	—	2,815	—	3,895
Exploration expenses	340	1,082	703	1,925
Deferred financing costs amortization and other	(1,486)	(3,404)	(6,552)	(5,059)
Changes in working capital	(69,120)	(37,981)	1,263	(65,771)
Other non-cash adjustments	(484)	(97)	723	(101)
Adjusted EBITDA	132,158	245,422	265,046	454,300
Cash Interest	(37,784)	(39,888)	(77,074)	(81,009)
Capital expenditures(2)	(131,288)	(170,408)	(219,243)	(441,513)
Capitalized interest	4,835	4,851	9,303	8,776
Free Cash Flow	$(32,079)	$39,977	$(21,968)	$(59,446)
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

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Loss before income taxes	$(158,978)	$(99,164)	$(264,744)	$(133,172)
Loss on sale of properties	1,669	—	1,669	—
Gain on extinguishment of debt	(11,642)	—	(18,658)	—
Net (gain) loss on derivative instruments	90,846	39,424	76,471	(7,648)
Derivative settlements(1)	30,477	104,077	103,790	213,336
Interest expense, net of capitalized interest	34,979	37,405	73,718	76,189
Depreciation, depletion and amortization	120,039	118,049	240,881	235,589
Impairment	23	19,516	1,154	24,837
Rig termination	—	2,815	—	3,895
Exploration expenses	340	1,082	703	1,925
Stock-based compensation expenses	6,077	5,973	12,625	13,515
Other non-cash adjustments	(484)	(97)	723	(101)
Adjusted EBITDA	$113,346	$229,080	$228,332	$428,365
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Well Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) before income taxes	$(2,142)	$9,030	$1,885	$18,638
Depreciation, depletion and amortization	3,895	5,008	8,127	9,526
Stock-based compensation expenses	235	443	899	986
Adjusted EBITDA	$1,988	$14,481	$10,911	$29,150

Midstream Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income before income taxes	$18,040	$15,922	$33,198	$25,211
Gain on sale of properties	(358)	—	(358)	—
Depreciation, depletion and amortization	1,732	1,375	3,415	2,561
Impairment	—	—	2,431	—
Stock-based compensation expenses	224	119	443	323
Adjusted EBITDA	$19,638	$17,416	$39,129	$28,095

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
The following table presents reconciliations of the GAAP financial measure of net income (loss) to the non-GAAP financial measure of Adjusted Net Income (Loss) and the GAAP financial measure of diluted earnings (loss) per share to the non-GAAP financial measure of Adjusted Diluted Earnings (Loss) Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net loss	$(89,931)	$(53,230)	$(154,386)	$(71,271)
Loss on sale of properties	1,311	—	1,311	—
Gain on extinguishment of debt	(11,642)	—	(18,658)	—
Net (gain) loss on derivative instruments	90,846	39,424	76,471	(7,648)
Derivative settlements(1)	30,477	104,077	103,790	213,336
Impairment	23	19,516	3,585	24,837
Rig termination	—	2,815	—	3,895
Amortization of deferred financing costs(2)	2,030	2,368	5,947	3,956
Other non-cash adjustments	(484)	(97)	723	(101)
Tax impact(3)	(42,075)	(62,871)	(64,731)	(89,115)
Adjusted Net Income (Loss)	$(19,445)	$52,002	$(45,948)	$77,889

Diluted loss per share	$(0.51)	$(0.39)	$(0.91)	$(0.58)
Loss on sale of properties	0.01	—	0.01	—
Gain on extinguishment of debt	(0.07)	—	(0.11)	—
Net (gain) loss on derivative instruments	0.51	0.29	0.45	(0.06)
Derivative settlements(1)	0.17	0.76	0.61	1.73
Impairment	—	0.14	0.02	0.20
Rig termination	—	0.02	—	0.03
Amortization of deferred financing costs(2)	0.01	0.02	0.03	0.03
Other non-cash adjustments	—	—	—	—
Tax impact(3)	(0.23)	(0.46)	(0.37)	(0.72)
Adjusted Diluted Earnings (Loss) Per Share	$(0.11)	$0.38	$(0.27)	$0.63

Diluted weighted average shares outstanding	176,984	136,859	169,953	123,157

Effective tax rate applicable to adjustment items	37.4%	37.4%	37.4%	37.4%
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)
As of June 30, 2016, Adjusted Net Income (Loss) includes the non-cash adjustment for amortization of deferred financing costs. Comparative periods have been conformed. The amortization of deferred financing costs is included in interest expense on our Condensed Consolidated Statement of Operations. Amortization of deferred financing costs included write-offs of unamortized deferred financing costs of $1.8 million for the six months ended June 30, 2016 and $0.5 million for the three and six months ended June 30, 2015. In each period, the unamortized deferred financing costs were written off in proportion to the decreases in our Credit Facility borrowing base.

(3)	The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.

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
Recent accounting pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. We are currently evaluating the effect that adopting this guidance will have on our financial position, cash flows and results of operations.
Going concern. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter. The adoption of this guidance will not impact our financial position, cash flows or results of operations but could result in additional disclosures.
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
We utilize derivative financial instruments to manage risks related to changes in oil prices. As of June 30, 2016, we utilized two-way and three-way costless collar options and swaps to reduce the volatility of oil prices on a significant portion of our future expected oil production. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be WTI crude oil index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A swap is a sold call and a purchased put established at the same price (both ceiling and floor).
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of June 30, 2016:

Settlement Period	Derivative Instrument	Total Notional Amount of Oil	Weighted Average Prices				Fair Value Asset (Liability)
			Swap	Sub-Floor	Floor	Ceiling
		(Barrels)	($/Barrel)				(In thousands)
2016	Swaps	5,886,000	$49.64				$1,157
2017	Swaps	4,694,000	$47.79				(18,429)
2017	Two-way collars	668,000			$40.00	$47.58	(4,427)
2017	Three-way collars	1,336,000		$30.00	$45.00	$59.39	(923)
2018	Swaps	310,000	$47.68				(1,519)
2018	Two-way collars	62,000			$40.00	$47.58	(453)
2018	Three-way collars	124,000		$30.00	$45.00	$59.39	(194)
							$(24,788)
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $58.9 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $58.0 million.
Interest rate risk. We had (i) $399.0 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $397.7 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum and (iii) $1,326.7 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum outstanding at June 30, 2016. At June 30, 2016, we had $35.0 million of borrowings and $14.2 million letters of credit outstanding under our Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Credit Facility as an Alternate Based Rate or “ABR” loan). At June 30, 2016, the outstanding borrowings under our Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
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
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, most of which are Lenders under our Credit Facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. We are likely to enter into future derivative instruments with these or other Lenders under our Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative liability position of $24.8 million at June 30, 2016.
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
We may, from time to time, purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. Our investment policy requires that our counterparties have minimum credit ratings thresholds and provides maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers being unable to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If a commercial paper issuer is unable to return investment proceeds to us at the maturity date, it could take a significant amount of time to recover all or a portion of the assets originally invested. Our commercial paper balance was $36,000 at June 30, 2016.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2016.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2016:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	23,293	$7.08	—	—
May 1 - May 31, 2016	32,354	9.69	—	—
June 1 - June 30, 2016	30,728	9.36	—	—
Total	86,375	8.87	—	—
___________________

(1)
Represent shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1(a)*	Conformed version of Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc., as amended by amendment filed on June 30, 2016.

10.1
Second Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 10, 2016 and incorporated herein by reference).

10.2(a)
Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 8, 2016 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto.

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

* This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of our charter reflecting all amendments in one document. The exhibit reflects our Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 22, 2010, revised for the amendment filed on June 30, 2016, which changed the first sentence of Article Four by increasing the total number of authorized shares from 350,000,000 to 500,000,000 and the total authorized common shares from 300,000,000 to 450,000,000, as approved by shareholders on May 4, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	August 9, 2016	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(a)*	Conformed version of Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc., as amended by amendment filed on June 30, 2016.

10.1
Second Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 10, 2016 and incorporated herein by reference).

10.2(a)
Sixth Amendment to Second Amended and Restated Credit Agreement dated as of August 8, 2016 among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto.

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

* This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of our charter reflecting all amendments in one document. The exhibit reflects our Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 22, 2010, revised for the amendment filed on June 30, 2016, which changed the first sentence of Article Four by increasing the total number of authorized shares from 350,000,000 to 500,000,000 and the total authorized common shares from 300,000,000 to 450,000,000, as approved by shareholders on May 4, 2016.