Form 10-Q
period 2017-03-31
Oasis Petroleum Inc.
filed 2017-05-09
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at May 4, 2017: 237,432,612 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheet (Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$13,785	$11,226
Accounts receivable, net	226,427	204,335
Inventory	14,327	10,648
Prepaid expenses	7,176	7,623
Derivative instruments	3,026	362
Other current assets	4,452	4,355
Total current assets	269,193	238,549
Property, plant and equipment
Oil and gas properties (successful efforts method)	7,390,299	7,296,568
Other property and equipment	632,318	618,790
Less: accumulated depreciation, depletion, amortization and impairment	(2,126,136)	(1,995,791)
Total property, plant and equipment, net	5,896,481	5,919,567
Derivative instruments	3,815	—
Other assets	20,139	20,516
Total assets	$6,189,628	$6,178,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,837	$4,645
Revenues and production taxes payable	160,265	139,737
Accrued liabilities	128,241	119,173
Accrued interest payable	20,268	39,004
Derivative instruments	14,627	60,469
Advances from joint interest partners	6,838	7,597
Other current liabilities	13,435	10,490
Total current liabilities	352,511	381,115
Long-term debt	2,305,879	2,297,214
Deferred income taxes	524,842	513,529
Asset retirement obligations	50,088	48,985
Derivative instruments	—	11,714
Other liabilities	2,834	2,918
Total liabilities	3,236,154	3,255,475
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value: 450,000,000 shares authorized; 238,691,038 shares issued and 237,461,470 shares outstanding at March 31, 2017 and 237,201,064 shares issued and 236,344,172 shares outstanding at December 31, 2016	2,344	2,331
Treasury stock, at cost: 1,229,568 and 856,892 shares at March 31, 2017 and December 31, 2016, respectively	(21,369)	(15,950)
Additional paid-in capital	2,354,485	2,345,271
Retained earnings	618,014	591,505
Total stockholders’ equity	2,953,474	2,923,157
Total liabilities and stockholders’ equity	$6,189,628	$6,178,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$237,252	$117,315
Bulk oil sales	27,631	—
Midstream revenues	14,606	6,983
Well services revenues	5,627	5,985
Total revenues	285,116	130,283
Operating expenses
Lease operating expenses	43,872	31,064
Midstream operating expenses	3,327	1,738
Well services operating expenses	3,902	2,651
Marketing, transportation and gathering expenses	10,951	8,552
Bulk oil purchases	28,002	—
Production taxes	20,299	10,753
Depreciation, depletion and amortization	126,666	122,449
Exploration expenses	1,489	363
Impairment	2,682	3,562
General and administrative expenses	23,834	24,366
Total operating expenses	265,024	205,498
Operating income (loss)	20,092	(75,215)
Other income (expense)
Net gain on derivative instruments	56,075	14,375
Interest expense, net of capitalized interest	(36,321)	(38,739)
Gain on extinguishment of debt	—	7,016
Other income	16	479
Total other income (expense)	19,770	(16,869)
Income (loss) before income taxes	39,862	(92,084)
Income tax benefit (expense)	(16,037)	27,629
Net income (loss)	$23,825	$(64,455)
Earnings (loss) per share:
Basic (Note 11)	$0.10	$(0.40)
Diluted (Note 11)	0.10	(0.40)
Weighted average shares outstanding:
Basic (Note 11)	233,068	162,922
Diluted (Note 11)	237,900	162,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2016	236,344	$2,331	857	$(15,950)	$2,345,271	$591,505	$2,923,157
Cumulative-effect adjustment for adoption of ASU 2016-09 (Note 2)	—	—	—	—	2,040	2,684	4,724
Fees (2016 issuance of common stock)	—	—	—	—	(55)	—	(55)
Stock-based compensation	1,490	13	—	—	7,229	—	7,242
Treasury stock – tax withholdings	(373)	—	373	(5,419)	—	—	(5,419)
Net income	—	—	—	—	—	23,825	23,825
Balance at March 31, 2017	237,461	$2,344	1,230	$(21,369)	$2,354,485	$618,014	$2,953,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$23,825	$(64,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	126,666	122,449
Gain on extinguishment of debt	—	(7,016)
Impairment	2,682	3,562
Deferred income taxes	16,037	(27,629)
Derivative instruments	(56,075)	(14,375)
Stock-based compensation expenses	6,708	6,730
Deferred financing costs amortization and other	4,940	5,066
Working capital and other changes:
Change in accounts receivable	(22,478)	(995)
Change in inventory	(3,679)	349
Change in prepaid expenses	282	241
Change in other current assets	(110)	4
Change in other assets	(4)	77
Change in accounts payable, interest payable and accrued liabilities	6,060	(64,056)
Change in other current liabilities	2,945	(6,000)
Change in other liabilities	—	(3)
Net cash provided by (used in) operating activities	107,799	(46,051)
Cash flows from investing activities:
Capital expenditures	(96,047)	(103,411)
Derivative settlements	(7,960)	73,313
Advances from joint interest partners	(759)	(257)
Net cash used in investing activities	(104,766)	(30,355)
Cash flows from financing activities:
Proceeds from revolving credit facility	246,000	214,000
Principal payments on revolving credit facility	(241,000)	(287,000)
Repurchase of senior unsecured notes	—	(22,308)
Deferred financing costs	—	(751)
Proceeds from sale of common stock	—	183,164
Purchases of treasury stock	(5,419)	(1,032)
Other	(55)	—
Net cash provided by (used in) financing activities	(474)	86,073
Increase in cash and cash equivalents	2,559	9,667
Cash and cash equivalents:
Beginning of period	11,226	9,730
End of period	$13,785	$19,397
Supplemental non-cash transactions:
Change in accrued capital expenditures	$8,396	$(19,230)
Change in asset retirement obligations	787	1,212
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2016 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”).
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
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2016 Annual Report, other than as noted below.
Stock-based compensation. In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which updates several aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In accordance with the new guidance, the Company recorded a $2.7 million cumulative-effect adjustment to retained earnings on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017, which included recognition of excess tax benefits and deficiencies and the removal of the estimated forfeiture rate. ASU 2016-09 was applied on a modified retrospective basis and prior periods were not retrospectively adjusted.
Inventory. In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the inventory measurement principle from lower of cost or market to lower of cost and net realizable value for entities using the first-in, first-out or average cost methods. ASU 2015-11 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of March 31, 2017.
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
Statement of cash flows. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance will not impact the Company’s financial position or results of operations, but could result in presentation changes on the Company’s statement of cash flows.
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
3. Inventory
Crude oil inventory includes oil in tank and linefill. Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Inventory is stated at the lower of cost and net realizable value with cost determined on an average cost method. Inventory consists of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Crude oil inventory	$10,302	$7,086
Equipment and materials	4,025	3,562
Total inventory	$14,327	$10,648

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
Financial Assets and Liabilities
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$141	$—	$—	$141
Commodity derivative instruments (see Note 5)	—	6,841	—	6,841
Total assets	$141	$6,841	$—	$6,982
Liabilities:
Commodity derivative instruments (see Note 5)	$—	$14,627	$—	$14,627
Total liabilities	$—	$14,627	$—	$14,627

	Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$141	$—	$—	$141
Commodity derivative instruments (see Note 5)	—	362	—	362
Total assets	$141	$362	$—	$503
Liabilities:
Commodity derivative instruments (see Note 5)	$—	$72,183	$—	$72,183
Total liabilities	$—	$72,183	$—	$72,183
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $0.2 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively.
There were no transfers between fair value levels during the three months ended March 31, 2017 and 2016.
5. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil and natural gas prices. The Company’s crude oil and natural gas contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“WTI”) and the average NYMEX Henry Hub natural gas index price (“Henry Hub”), respectively. At March 31, 2017, the Company utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of its future expected oil and natural gas production. A swap is a sold call and a purchased put established at the same price (both ceiling and floor). A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
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
At March 31, 2017, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Asset (Liability)
					Swap	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2017	Swaps	5,225,000	Bbl	$49.60				$(9,309)
Crude oil	2017	Two-way collar	2,200,000	Bbl			$46.25	$54.37	(1,707)
Crude oil	2017	Three-way collar	1,650,000	Bbl		$31.67	$45.83	$59.94	562
Crude oil	2018	Swaps	2,440,000	Bbl	$52.93				2,375
Crude oil	2018	Two-way collar	582,000	Bbl			$48.40	$55.13	28
Crude oil	2018	Three-way collar	186,000	Bbl		$31.67	$45.83	$59.94	58
Crude oil	2019	Swaps	155,000	Bbl	$53.88				351
Crude oil	2019	Two-way collar	31,000	Bbl			$50.00	$55.70	32
Natural gas	2017	Swaps	4,675,000	MMBtu	$3.30				(55)
Natural gas	2018	Swaps	3,650,000	MMBtu	$3.00				(121)
									$(7,786)
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statement of Operations for the periods presented:

	Three Months Ended March 31,
Statement of Operations Location	2017	2016
	(In thousands)
Net gain on derivative instruments	$56,075	$14,375
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

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheet:

		March 31, 2017
Commodity	Balance Sheet Location	Gross Recognized Asset/Liabilities	Gross Amount Offset	Net Recognized Fair Value Asset/Liability
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$5,178	$(2,152)	$3,026
Commodity contracts	Derivative instruments — non-current assets	5,148	(1,333)	3,815
Total derivatives assets		$10,326	$(3,485)	$6,841
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$21,480	$(6,853)	$14,627
Total derivatives liabilities		$21,480	$(6,853)	$14,627

		December 31, 2016
Commodity	Balance Sheet Location	Gross Recognized Asset/Liabilities	Gross Amount Offset	Net Recognized Fair Value Asset/Liability
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$482	$(120)	$362
Total derivatives assets		$482	$(120)	$362
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$66,838	$(6,369)	$60,469
Commodity contracts	Derivative instruments — non-current liabilities	14,164	(2,450)	11,714
Total derivatives liabilities		$81,002	$(8,819)	$72,183
6. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2017	December 31, 2016
	(In thousands)
Proved oil and gas properties(1)	$6,570,588	$6,476,833
Less: accumulated depreciation, depletion, amortization and impairment	(2,009,356)	(1,886,732)
Proved oil and gas properties, net	4,561,232	4,590,101
Unproved oil and gas properties	819,711	819,735
Other property and equipment	632,318	618,790
Less: accumulated depreciation	(116,780)	(109,059)
Other property and equipment, net	515,538	509,731
Total property, plant and equipment, net	$5,896,481	$5,919,567
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $43.0 million and $42.9 million at March 31, 2017 and December 31, 2016, respectively.

7. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Senior secured revolving line of credit	$368,000	$363,000
Senior unsecured notes
7.25% senior unsecured notes due February 1, 2019	54,275	54,275
6.5% senior unsecured notes due November 1, 2021	395,501	395,501
6.875% senior unsecured notes due March 15, 2022	937,080	937,080
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,052,950	2,052,950
Less: unamortized deferred financing costs on senior unsecured notes	(26,958)	(28,268)
Less: unamortized debt discount on senior unsecured convertible notes	(88,113)	(90,468)
Total long-term debt	$2,305,879	$2,297,214
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at March 31, 2017 was $2,305.9 million, which included $2,053.0 million of senior unsecured notes, a reduction for the unamortized debt discount related to the equity component of the senior unsecured convertible notes and a reduction for the unamortized deferred financing costs on the senior unsecured notes of $88.1 million and $27.0 million, respectively, and $368.0 million of borrowings under the revolving credit facility. The Company’s revolving credit facility is recorded at a value that approximates its fair value since its variable interest rate is tied to current market rates. The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $2,187.1 million at March 31, 2017.
Senior secured revolving line of credit. The Company has a senior secured revolving line of credit (the “Credit Facility”) of $2,500.0 million as of March 31, 2017, which has a maturity date of April 13, 2020, provided that the 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), of which $54.3 million is outstanding, are retired or refinanced 90 days prior to their maturity. The Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year.
As of March 31, 2017, the Company had $368.0 million of LIBOR loans and $10.0 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing base committed capacity of $772.0 million. The weighted average interest rate on borrowings outstanding under the Credit Facility was 2.5% as of March 31, 2017. On a quarterly basis, the Company also pays a 0.375% (as of March 31, 2017) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
The Company was in compliance with the financial covenants of the Credit Facility as of March 31, 2017.
Senior unsecured notes. At March 31, 2017, the Company had $1,753.0 million principal amount of senior unsecured notes outstanding with maturities ranging from February 2019 to January 2023 and coupons ranging from 6.50% to 7.25% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The 2019 Notes are currently redeemable for cash at a redemption price equal to par. The Company estimates that the fair value of these redemption options is immaterial at March 31, 2017 and December 31, 2016.
Senior unsecured convertible notes. In September 2016, the Company issued $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the measurement period is less than

98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of March 31, 2017, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met.
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
8. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2017:

(In thousands)
Balance at December 31, 2016	$49,687
Liabilities incurred during period	351
Liabilities settled during period	(89)
Accretion expense during period(1)	655
Revisions to estimates	(215)
Balance at March 31, 2017	$50,389
___________________
(1) Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statement of Operations.
At March 31, 2017, the current portion of the total ARO balance was approximately $0.3 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
9. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 40.2% and 30.0%, respectively. The effective tax rate for the three months ended March 31, 2017 was higher than the combined federal statutory rate and the statutory rates for the states in which the Company conducts business due to the impact of permanent differences on pre-tax income for the period, while the effective tax rate for the three months ended March 31, 2016 was lower than the combined federal statutory rate and the statutory rates for the states in which the Company conducts business due to the impact of permanent differences on pre-tax loss for the period. During both the three months ended March 31, 2017 and 2016, the permanent differences were primarily between amounts expensed for book purposes versus the amounts deductible for income tax purposes related to compensation, including stock-based compensation vesting at different prices than the grant date values.

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
During the three months ended March 31, 2017, employees and non-employee directors of the Company were granted restricted stock awards equal to 1,551,560 shares of common stock with a $15.35 weighted average grant date per share value. Stock-based compensation expense recorded for restricted stock awards for the three months ended March 31, 2017 and 2016 was $5.4 million and $5.8 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock.
During the three months ended March 31, 2017, officers of the Company were granted 509,800 PSUs with a $16.89 weighted average grant date per share value. Stock-based compensation expense recorded for PSUs for the three months ended March 31, 2017 and 2016 was $1.3 million and $0.9 million, respectively. Stock-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.
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
The aggregate grant date fair value of the market-based awards was determined using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. The key valuation assumptions for the Monte Carlo model are the forecast period, initial value, risk-free interest rate, volatility and correlation coefficients. The risk-free interest rates are the U.S. Treasury bond rates on the date of grant that correspond to each performance period. The initial value is the average of the volume weighted average prices for the 30 trading days prior to the start of the performance cycle for the Company and each of its peers. Volatility was calculated from the daily historical returns of 30-day volume weighted average stock prices over a historical period for the Company and each of its peers. The correlation coefficients are measures of the strength of the linear relationship between and amongst the Company and its peers estimated based on historical stock price data.
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated stock-based compensation expense of the PSUs granted during the three months ended March 31, 2017:

Risk-free interest rate	1.18% - 1.66%
Oasis volatility	17.16%

11. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of non-vested restricted shares, PSUs outstanding, and contingently issuable shares of convertible notes during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to the income (loss) available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Basic weighted average common shares outstanding	233,068	162,922
Dilution effect of stock awards at end of period	3,238	—
Dilution effect of senior convertible notes at end of period(1)	1,594	—
Diluted weighted average common shares outstanding	237,900	162,922
__________________

(1)	The Company issued its Senior Convertible Notes in September 2016 (see Note 7 – Long-Term Debt).
The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Anti-dilutive effect of stock awards excluded from diluted earnings (loss) per share due to net loss	—	4,668
Anti-dilutive effect of stock awards excluded from diluted earnings (loss) per share calculated using the treasury stock method	2,884	—
12. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. The Company’s midstream services business segment (OMS) performs salt water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from salt water pipeline transport, salt water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering, blending, stabilization and transportation. The Company’s well services business segment (OWS) performs completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The revenues and expenses related to work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statement of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization. The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2017:
Revenues from non-affiliates	$264,883	$14,606	$5,627	$—	$285,116
Inter-segment revenues	—	23,035	15,352	(38,387)	—
Total revenues	264,883	37,641	20,979	(38,387)	285,116
Operating income (loss)	968	20,763	(3,592)	1,953	20,092
Other income (expense)	19,768	(2)	4	—	19,770
Income (loss) before income taxes	$20,736	$20,761	$(3,588)	$1,953	$39,862

Three months ended March 31, 2016:
Revenues from non-affiliates	$117,315	$6,983	$5,985	$—	$130,283
Inter-segment revenues	—	22,835	24,903	(47,738)	—
Total revenues	117,315	29,818	30,888	(47,738)	130,283
Operating income (loss)	(88,877)	15,144	4,006	(5,488)	(75,215)
Other income (expense)	(16,887)	13	5	—	(16,869)
Income (loss) before income taxes	$(105,764)	$15,157	$4,011	$(5,488)	$(92,084)

At March 31, 2017:
Property, plant and equipment, net	$5,589,014	$433,867	$44,025	$(170,425)	$5,896,481
Total assets(1)	5,871,573	440,548	47,932	(170,425)	6,189,628
At December 31, 2016:
Property, plant and equipment, net	$5,620,558	$424,197	$47,189	$(172,377)	$5,919,567
Total assets(1)	5,868,747	431,095	51,167	(172,377)	6,178,632
___________________

(1)	Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.

13. Commitments and Contingencies
The Company has various contractual obligations in the normal course of its operations. As of March 31, 2017, there have been no material changes to the Company’s future commitments described under “Lease obligations” and “Volume commitment agreements” as disclosed in Note 16 in the Company’s 2016 Annual Report.
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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis, OPNA and OMS, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) by overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to the Company. The Company filed an answer denying Mirada’s claims on April 21, 2017, and intends to vigorously defend against Mirada’s claims. Discovery is ongoing. Trial is currently scheduled for July 2018. However, the Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, results of operations and financial condition. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin.
14. Condensed Consolidating Financial Information
The Notes (see Note 7 – Long-Term Debt) are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s immaterial wholly-owned subsidiaries do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Balance Sheet

	March 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$177	$13,608	$—	$13,785
Accounts receivable, net	—	226,427	—	226,427
Accounts receivable – affiliates	200,770	33,093	(233,863)	—
Inventory	—	14,327	—	14,327
Prepaid expenses	334	6,842	—	7,176
Derivative instruments	—	3,026	—	3,026
Other current assets	2	4,450	—	4,452
Total current assets	201,283	301,773	(233,863)	269,193
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,390,299	—	7,390,299
Other property and equipment	—	632,318	—	632,318
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,126,136)	—	(2,126,136)
Total property, plant and equipment, net	—	5,896,481	—	5,896,481
Investments in and advances to subsidiaries	4,503,650	—	(4,503,650)	—
Derivative instruments	—	3,815	—	3,815
Deferred income taxes	239,419	—	(239,419)	—
Other assets	—	20,139	—	20,139
Total assets	$4,944,352	$6,222,208	$(4,976,932)	$6,189,628
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$8,837	$—	$8,837
Accounts payable – affiliates	33,093	200,770	(233,863)	—
Revenues and production taxes payable	—	160,265	—	160,265
Accrued liabilities	34	128,207	—	128,241
Accrued interest payable	19,872	396	—	20,268
Derivative instruments	—	14,627	—	14,627
Advances from joint interest partners	—	6,838	—	6,838
Other current liabilities	—	13,435	—	13,435
Total current liabilities	52,999	533,375	(233,863)	352,511
Long-term debt	1,937,879	368,000	—	2,305,879
Deferred income taxes	—	764,261	(239,419)	524,842
Asset retirement obligations	—	50,088	—	50,088
Other liabilities	—	2,834	—	2,834
Total liabilities	1,990,878	1,718,558	(473,282)	3,236,154
Stockholders’ equity
Capital contributions from affiliates	—	3,392,248	(3,392,248)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 238,691,038 shares issued and 237,461,470 shares outstanding	2,344	—	—	2,344
Treasury stock, at cost: 1,229,568 shares	(21,369)	—	—	(21,369)
Additional paid-in-capital	2,354,485	8,743	(8,743)	2,354,485
Retained earnings	618,014	1,102,659	(1,102,659)	618,014
Total stockholders’ equity	2,953,474	4,503,650	(4,503,650)	2,953,474
Total liabilities and stockholders’ equity	$4,944,352	$6,222,208	$(4,976,932)	$6,189,628

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$166	$11,060	$—	$11,226
Accounts receivable, net	—	204,335	—	204,335
Accounts receivable – affiliates	252,000	27,619	(279,619)	—
Inventory	—	10,648	—	10,648
Prepaid expenses	275	7,348	—	7,623
Derivative instruments	—	362	—	362
Other current assets	—	4,355	—	4,355
Total current assets	252,441	265,727	(279,619)	238,549
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,296,568	—	7,296,568
Other property and equipment	—	618,790	—	618,790
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,995,791)	—	(1,995,791)
Total property, plant and equipment, net	—	5,919,567	—	5,919,567
Investments in and advances to subsidiaries	4,451,192	—	(4,451,192)	—
Deferred income taxes	220,058	—	(220,058)	—
Other assets	—	20,516	—	20,516
Total assets	$4,923,691	$6,205,810	$(4,950,869)	$6,178,632
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$4,645	$—	$4,645
Accounts payable – affiliates	27,619	252,000	(279,619)	—
Revenue and production taxes payable	—	139,737	—	139,737
Accrued liabilities	12	119,161	—	119,173
Accrued interest payable	38,689	315	—	39,004
Derivative instruments	—	60,469	—	60,469
Advances from joint interest partners	—	7,597	—	7,597
Other current liabilities	—	10,490	—	10,490
Total current liabilities	66,320	594,414	(279,619)	381,115
Long-term debt	1,934,214	363,000	—	2,297,214
Deferred income taxes	—	733,587	(220,058)	513,529
Asset retirement obligations	—	48,985	—	48,985
Derivative instruments	—	11,714	—	11,714
Other liabilities	—	2,918	—	2,918
Total liabilities	2,000,534	1,754,618	(499,677)	3,255,475
Stockholders’ equity
Capital contributions from affiliates	—	3,388,893	(3,388,893)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 237,201,064 shares issued and 236,344,172 shares outstanding	2,331	—	—	2,331
Treasury stock, at cost: 856,892 shares	(15,950)	—	—	(15,950)
Additional paid-in-capital	2,345,271	8,743	(8,743)	2,345,271
Retained earnings	591,505	1,053,556	(1,053,556)	591,505
Total stockholders’ equity	2,923,157	4,451,192	(4,451,192)	2,923,157
Total liabilities and stockholders’ equity	$4,923,691	$6,205,810	$(4,950,869)	$6,178,632

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$237,252	$—	$237,252
Bulk oil sales	—	27,631	—	27,631
Midstream revenues	—	14,606	—	14,606
Well services revenues	—	5,627	—	5,627
Total revenues	—	285,116	—	285,116
Operating expenses
Lease operating expenses	—	43,872	—	43,872
Midstream operating expenses	—	3,327	—	3,327
Well services operating expenses	—	3,902	—	3,902
Marketing, transportation and gathering expenses	—	10,951	—	10,951
Bulk oil purchases	—	28,002	—	28,002
Production taxes	—	20,299	—	20,299
Depreciation, depletion and amortization	—	126,666	—	126,666
Exploration expenses	—	1,489	—	1,489
Impairment	—	2,682	—	2,682
General and administrative expenses	7,065	16,769	—	23,834
Total operating expenses	7,065	257,959	—	265,024
Operating income (loss)	(7,065)	27,157	—	20,092
Other income (expense)
Equity in earnings of subsidiaries	49,103	—	(49,103)	—
Net gain on derivative instruments	—	56,075	—	56,075
Interest expense, net of capitalized interest	(32,851)	(3,470)	—	(36,321)
Other income	—	16	—	16
Total other income (expense)	16,252	52,621	(49,103)	19,770
Income before income taxes	9,187	79,778	(49,103)	39,862
Income tax benefit (expense)	14,638	(30,675)	—	(16,037)
Net income	$23,825	$49,103	$(49,103)	$23,825

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$117,315	$—	$117,315
Midstream revenues	—	6,983	—	6,983
Well services revenues	—	5,985	—	5,985
Total revenues	—	130,283	—	130,283
Operating expenses
Lease operating expenses	—	31,064	—	31,064
Midstream operating expenses	—	1,738	—	1,738
Well services operating expenses	—	2,651	—	2,651
Marketing, transportation and gathering expenses	—	8,552	—	8,552
Production taxes	—	10,753	—	10,753
Depreciation, depletion and amortization	—	122,449	—	122,449
Exploration expenses	—	363	—	363
Impairment	—	3,562	—	3,562
General and administrative expenses	7,451	16,915	—	24,366
Total operating expenses	7,451	198,047	—	205,498
Operating loss	(7,451)	(67,764)	—	(75,215)
Other income (expense)
Equity in loss of subsidiaries	(37,327)	—	37,327	—
Net gain on derivative instruments	—	14,375	—	14,375
Interest expense, net of capitalized interest	(34,832)	(3,907)	—	(38,739)
Gain on extinguishment of debt	7,016	—	—	7,016
Other income	43	436	—	479
Total other income (expense)	(65,100)	10,904	37,327	(16,869)
Loss before income taxes	(72,551)	(56,860)	37,327	(92,084)
Income tax benefit	8,096	19,533	—	27,629
Net loss	$(64,455)	$(37,327)	$37,327	$(64,455)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$23,825	$49,103	$(49,103)	$23,825
Adjustments to reconcile net income to cash provided by operating activities:
Equity in loss of subsidiaries	(49,103)	—	49,103	—
Depreciation, depletion and amortization	—	126,666	—	126,666
Impairment	—	2,682	—	2,682
Deferred income taxes	(14,638)	30,675	—	16,037
Derivative instruments	—	(56,075)	—	(56,075)
Stock-based compensation expenses	6,498	210	—	6,708
Deferred financing costs amortization and other	3,665	1,275	—	4,940
Working capital and other changes:
Change in accounts receivable	51,230	(27,952)	(45,756)	(22,478)
Change in inventory	—	(3,679)	—	(3,679)
Change in prepaid expenses	(59)	341	—	282
Change in other current assets	(2)	(108)	—	(110)
Change in other assets	—	(4)	—	(4)
Change in accounts payable, interest payable and accrued liabilities	(13,321)	(26,375)	45,756	6,060
Change in other current liabilities	—	2,945	—	2,945
Net cash provided by operating activities	8,095	99,704	—	107,799
Cash flows from investing activities:
Capital expenditures	—	(96,047)	—	(96,047)
Derivative settlements	—	(7,960)	—	(7,960)
Advances from joint interest partners	—	(759)	—	(759)
Net cash used in investing activities	—	(104,766)	—	(104,766)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	246,000	—	246,000
Principal payments on revolving credit facility	—	(241,000)	—	(241,000)
Purchases of treasury stock	(5,419)	—	—	(5,419)
Investment in / capital contributions from subsidiaries	(2,610)	2,610	—	—
Other	(55)	—	—	(55)
Net cash provided by (used in) financing activities	(8,084)	7,610	—	(474)
Increase in cash and cash equivalents	11	2,548	—	2,559
Cash and cash equivalents at beginning of period	166	11,060	—	11,226
Cash and cash equivalents at end of period	$177	$13,608	$—	$13,785

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(64,455)	$(37,327)	$37,327	$(64,455)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	37,327	—	(37,327)	—
Depreciation, depletion and amortization	—	122,449	—	122,449
Gain on extinguishment of debt	(7,016)	—	—	(7,016)
Impairment	—	3,562	—	3,562
Deferred income taxes	(8,096)	(19,533)	—	(27,629)
Derivative instruments	—	(14,375)	—	(14,375)
Stock-based compensation expenses	6,547	183	—	6,730
Deferred financing costs amortization and other	1,701	3,365	—	5,066
Working capital and other changes:
Change in accounts receivable	(85)	96,353	(97,263)	(995)
Change in inventory	—	349	—	349
Change in prepaid expenses	139	102	—	241
Change in other current assets	—	4	—	4
Change in other assets	77	—	—	77
Change in accounts payable, interest payable and accrued liabilities	(122,242)	(39,077)	97,263	(64,056)
Change in other current liabilities	—	(6,000)	—	(6,000)
Change in other liabilities	—	(3)	—	(3)
Net cash provided by (used in) operating activities	(156,103)	110,052	—	(46,051)
Cash flows from investing activities:
Capital expenditures	—	(103,411)	—	(103,411)
Derivative settlements	—	73,313	—	73,313
Advances from joint interest partners	—	(257)	—	(257)
Net cash used in investing activities	—	(30,355)	—	(30,355)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	214,000	—	214,000
Principal payments on revolving credit facility	—	(287,000)	—	(287,000)
Repurchase of senior unsecured notes	(22,308)	—	—	(22,308)
Deferred financing costs	—	(751)	—	(751)
Proceeds from sale of common stock	183,164	—	—	183,164
Purchases of treasury stock	(1,032)	—	—	(1,032)
Investment in / capital contributions from subsidiaries	(4,408)	4,408	—	—
Net cash provided by (used in) financing activities	155,416	(69,343)	—	86,073
Increase (decrease) in cash and cash equivalents	(687)	10,354	—	9,667
Cash and cash equivalents at beginning of period	777	8,953	—	9,730
Cash and cash equivalents at end of period	$90	$19,307	$—	$19,397

15. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as noted below.
Derivative instruments. In April 2017, the Company entered into a new swap for crude oil with a weighted average price of $54.12 per barrel. The commodity contract included a total notional amount of 668,000 barrels and 62,000 barrels, which settle based on WTI in 2018 and 2019, respectively. This derivative instrument does not qualify for and was not designated as a hedging instrument for accounting purposes.
Credit facility. On April 10, 2017, the Company entered into an amendment to its Credit Facility in connection with the scheduled redetermination of the Company’s borrowing base. Following the redetermination, the borrowing base was increased to $1,600.0 million from $1,150.0 million; however, the Company did not increase the elected commitments above the current amount of $1,150.0 million. The next redetermination of the Company’s borrowing base is scheduled for October 1, 2017.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Part II, Item 1A. “Risk Factors” in our 2016 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. We enter into crude oil and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. Currently, 89% and 98% of our gross operated oil and natural gas production, respectively, are connected to these gathering systems, and price differentials have improved to less than $4.00 per barrel primarily due to the commissioning and start-up of the Dakota Access Pipeline.
Highlights:

•	We increased production to 63,192 Boe per day during the three months ended March 31, 2017 from 50,315 Boe per day during the three months ended March 31, 2016;

•	We completed and placed on production 13 gross (9.7 net) operated wells in the Williston Basin in the first quarter of 2017 and ended the quarter with 82 gross operated wells waiting on completion;

•	Total capital expenditures were $109.8 million for the three months ended March 31, 2017;

•	We increased our borrowing base from $1,150.0 million to $1,600.0 million on April 10, 2017 while leaving elected commitments at $1,150.0 million.

•	At March 31, 2017, we had $13.8 million of cash and cash equivalents and had total liquidity of $785.8 million, including the availability under our revolving credit facility;

•
Net cash provided by operating activities was $107.8 million for the three months ended March 31, 2017. Adjusted EBITDA, a non-GAAP financial measure, was $150.6 million for the three months ended March 31, 2017. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our bulk oil sales are derived from the sale of oil purchased through our marketing activities primarily for blending. Our midstream revenues are primarily derived from salt water pipeline transport, salt water disposal, natural gas gathering and processing, fresh water sales and crude oil gathering and transportation. Our well services revenues are derived from well services, product sales and equipment rentals. Substantially all of our midstream revenues and well services revenues are from services for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation and are therefore not included in midstream and well services revenues.

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended March 31,
	2017	2016	Change
Operating results (in thousands):
Revenues
Oil	$208,594	$111,206	$97,388
Natural gas	28,658	6,109	22,549
Bulk oil sales	27,631	—	27,631
Midstream	14,606	6,983	7,623
Well services	5,627	5,985	(358)
Total revenues	$285,116	$130,283	$154,833
Production data:
Oil (MBbls)	4,435	3,870	565
Natural gas (MMcf)	7,512	4,253	3,259
Oil equivalents (MBoe)	5,687	4,579	1,108
Average daily production (Boe per day)	63,192	50,315	12,877
Average sales prices:
Oil, without derivative settlements (per Bbl)	$47.03	$28.74	$18.29
Oil, with derivative settlements (per Bbl)(1)	45.15	47.68	(2.53)
Natural gas (per Mcf)(2)	3.81	1.44	2.37
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
Three months ended March 31, 2017 as compared to three months ended March 31, 2016
Oil and gas revenues. Our oil and gas revenues increased $119.9 million or 102%, to $237.3 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The higher oil and natural gas sales prices increased revenues by $80.9 million coupled with a $39.0 million increase due to higher oil and natural gas production amounts sold during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Average oil sales prices, without derivative settlements, increased by $18.29 per barrel to an average of $47.03 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $2.37 per Mcf to an average of $3.81 per Mcf for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Average daily production sold increased by 12,877 Boe per day to 63,192 Boe per day during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in average daily production sold was primarily a result of our acquisition completed on December 1, 2016 of approximately 55,000 net acres in the Williston Basin (the “Williston Basin Acquisition”).
Bulk oil sales. During the three months ended March 31, 2017, bulk oil sales were $27.6 million, which represents the sale of crude oil purchased primarily for blending at our crude oil terminal that began in late 2016. There were no bulk oil sales during the three months ended March 31, 2016.
Midstream revenues. Midstream revenues increased $7.6 million to $14.6 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was driven by a $6.3 million increase related to higher natural gas volumes gathered and processed coupled with a $2.2 million increase related to higher oil volumes gathered, stabilized and transported as a result of the start up of our natural gas processing plant and our oil gathering system in the second half of 2016, respectively. These increases were offset by a decrease of $0.7 million related to lower freshwater sales.
Well services revenues. In response to the low commodity price environment, we decreased the pace of our well completions and reduced OWS to one fracturing fleet during the first quarter of 2016. Our well services revenues decreased by 6% to $5.6 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to a decrease in well completion activity and equipment rentals, offset by well completion product sales in the first quarter of 2017.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands, except per Boe of production)
Operating expenses:
Lease operating expenses	$43,872	$31,064	$12,808
Midstream operating expenses	3,327	1,738	1,589
Well services operating expenses	3,902	2,651	1,251
Marketing, transportation and gathering expenses	10,951	8,552	2,399
Bulk oil purchases	28,002	—	28,002
Production taxes	20,299	10,753	9,546
Depreciation, depletion and amortization	126,666	122,449	4,217
Exploration expenses	1,489	363	1,126
Impairment	2,682	3,562	(880)
General and administrative expenses	23,834	24,366	(532)
Total operating expenses	265,024	205,498	59,526
Operating income (loss)	20,092	(75,215)	95,307
Other income (expense):
Net gain on derivative instruments	56,075	14,375	41,700
Interest expense, net of capitalized interest	(36,321)	(38,739)	2,418
Gain on extinguishment of debt	—	7,016	(7,016)
Other income	16	479	(463)
Total other income (expense)	19,770	(16,869)	36,639
Income (loss) before income taxes	39,862	(92,084)	131,946
Income tax benefit (expense)	(16,037)	27,629	(43,666)
Net income (loss)	$23,825	$(64,455)	$88,280
Costs and expenses (per Boe of production):
Lease operating expenses	$7.71	$6.78	$0.93
Marketing, transportation and gathering expenses	1.93	1.87	0.06
Production taxes	3.57	2.35	1.22
Depreciation, depletion and amortization	22.27	26.74	(4.47)
General and administrative expenses	4.19	5.32	(1.13)
Three months ended March 31, 2017 as compared to three months ended March 31, 2016
Lease operating expenses. Lease operating expenses increased $12.8 million to $43.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions and the Williston Basin Acquisition coupled with an increase in workover costs during the three months ended March 31, 2017. Lease operating expenses increased from $6.78 per Boe for the three months ended March 31, 2016 to $7.71 per Boe for the three months ended March 31, 2017 primarily due to the higher aforementioned costs.
Midstream operating expenses. Midstream operating expenses represent operating expenses incurred by OMS associated with volumes for third-party working interest owners. The $1.6 million increase for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily related to the start up of our natural gas processing plant, additional saltwater infrastructure and our oil gathering system during 2016, partially offset by a decrease in fresh water purchases.
Well services operating expenses. Well services operating expenses represent operating expenses incurred by OWS for third-party working interest owners’ share of completion services. The $1.3 million increase for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to well completion product sales coupled with increased maintenance and trucking costs, partially offset by lower well completion activity.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $2.4 million, or $0.06 per Boe, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, which was primarily attributable to a $2.7 million increase in natural gas gathering and processing expenses coupled with higher oil gathering and transportation expenses related to additional well connections on OMS infrastructure and the start up of our natural gas processing plant and our oil gathering system, respectively, in the second half of 2016. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $1.77 during the three months ended March 31, 2017 as compared to $1.60 during the three months ended March 31, 2016.
Bulk oil purchases. For the three months ended March 31, 2017, we incurred $28.0 million of bulk oil purchase costs related to blending. We did not incur similar charges during the three months ended March 31, 2016.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 8.6% and 9.2% for the three months ended March 31, 2017 and 2016, respectively. The production tax rate decreased period over period primarily due to a lower oil production mix. North Dakota’s natural gas production tax is $0.0601 per Mcf.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $4.2 million to $126.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase in DD&A expense for the three months ended March 31, 2017 was a result of production increases from our wells completed during the twelve months ended March 31, 2017 coupled with the Williston Basin Acquisition, offset by a decrease in the DD&A rate to $22.27 per Boe for the three months ended March 31, 2017 as compared to $26.74 per Boe for the three months ended March 31, 2016. The decrease in the DD&A rate was primarily due to lower well costs and higher recoverable reserves.
Impairment. For the three months ended March 31, 2017 and 2016, we recorded total impairment charges of $2.7 million and $3.6 million, respectively. As a result of periodic assessments of unproved properties not held-by-production, we recorded an impairment charge on our unproved oil and natural gas properties of $2.7 million for the three months ended March 31, 2017 related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. For the three months ended March 31, 2016, we recorded total impairment loss of $3.6 million to further adjust the carrying value of our properties held for sale to their estimated fair value, determined based on the expected sales price, less costs to sell. No impairment charges of proved oil and gas or other properties were recorded for the three months ended March 31, 2017.
General and administrative expenses (“G&A”). Our G&A decreased $0.5 million to $23.8 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. E&P and OWS G&A decreased $1.0 million and $0.3 million, respectively, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decreases in E&P and OWS G&A were primarily due to lower compensation expenses due to severance expenses paid in 2016. OMS G&A increased $0.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to increased employee compensation as a result of organizational growth within this segment due to the start up of our natural gas processing plant in the third quarter of 2016. Our total company full-time employee headcount increased to 493 at March 31, 2017 from 462 at March 31, 2016.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $56.1 million net gain on derivative instruments, including net cash settlement payments of $8.0 million, for the three months ended March 31, 2017, and a $14.4 million net gain on derivative instruments, including net cash settlement receipts of $73.3 million, for the three months ended March 31, 2016. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense decreased $2.4 million from $38.7 million for the three months ended March 31, 2016 to $36.3 million for the three months ended March 31, 2017 primarily due to the repurchase of an aggregate principal amount of $447.0 million of outstanding senior unsecured notes in 2016, which resulted in a $7.7 million decrease in interest costs. This decrease was partially offset by interest expense related to our senior unsecured convertible notes issued in September 2016, which includes debt discount amortization, and our revolving credit facility coupled with a decrease in capitalized interest due to lower work in progress as a result of the completion of our natural gas processing plant in the third quarter of 2016. For the three months ended March 31, 2017 and 2016, the weighted average debt outstanding under our revolving credit facility was $400.8 million and $108.0 million, respectively. The weighted average interest rate incurred on the outstanding borrowings under our revolving credit facility was 2.5% and 1.9% for the three months ended March 31, 2017 and March 31, 2016, respectively. Interest capitalized during the three months ended March 31, 2017 and 2016 was $2.8 million and $4.5 million, respectively.
Gain on extinguishment of debt. For the three months ended March 31, 2017, we did not repurchase any portion of our outstanding senior unsecured notes. During the three months ended March 31, 2016, we repurchased an aggregate principal amount of $29.8 million of our outstanding senior unsecured notes for an aggregate cost of $22.3 million, including accrued interest and fees. For the three months ended March 31, 2016, we recognized a pre-tax loss related to the repurchase of $7.0 million, which included unamortized deferred financing costs write-offs of $0.5 million.
Income taxes. The income tax expense for the three months ended March 31, 2017 was recorded at 40.2% of pre-tax income, and the income tax benefit for the three months ended March 31, 2016 was recorded at 30.0% of pre-tax net loss. The effective tax rate for the three months ended March 31, 2017 was higher than the combined federal statutory rate and the statutory rates for the states in which we conduct business due to the impact of permanent differences on pre-tax income for the period, while the effective tax rate for the three months ended March 31, 2016 was lower than the combined federal statutory rate and the statutory rates for the states in which we conduct business due to the impact of permanent differences on pre-tax loss for the period. The permanent differences were primarily between amounts expensed for book purposes versus the amounts deductible for income tax purposes related to compensation, including stock-based compensation vesting, during the three months ended March 31, 2017 and 2016.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been proceeds from our senior unsecured notes, borrowings under our revolving credit facility, proceeds from public equity offerings, cash flows from operations, the sale of certain non-core oil and gas properties and cash settlements of derivative contracts. Our primary uses of capital have been for the acquisition and development of oil and natural gas properties and midstream infrastructure, payment of operating and general and administrative costs, interest payments on outstanding debt and repurchases of our senior unsecured notes. We continually monitor potential capital sources, including equity and debt financings and potential asset monetizations, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$107,799	$(46,051)
Net cash used in investing activities	(104,766)	(30,355)
Net cash provided by (used in) financing activities	(474)	86,073
Increase in cash and cash equivalents	$2,559	$9,667
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
Cash flows provided by operating activities
Net cash provided by operating activities was $107.8 million and net cash used in operating activities was $46.1 million for the three months ended March 31, 2017 and 2016, respectively. The change in cash flows from operating activities for the period ended March 31, 2017 as compared to 2016 was primarily the result of higher realized oil and natural gas sales prices.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $83.3 million at March 31, 2017 primarily due to increases in our current liabilities, including accrued liabilities for drilling and development costs and revenues payable. As of March 31, 2017, we had $785.8 million of liquidity available, including $13.8 million in cash and cash equivalents and $772.0 million of unused borrowing base committed capacity available under our revolving credit facility. At March 31, 2016, we had a working capital surplus of $43.9 million.
Cash flows used in investing activities
Net cash used in investing activities was $104.8 million and $30.4 million during the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities during the three months ended March 31, 2017 was primarily attributable to $96.0 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the three months ended March 31, 2016 was primarily attributable to $103.4 million in capital expenditures primarily for drilling and development costs, partially offset by $73.3 million of derivative settlements received as a result of lower crude oil pricing.

Our capital expenditures are summarized in the following table:

Three Months Ended March 31, 2017
(In thousands)
Capital expenditures:
E&P	$90,780
OMS	13,144
OWS	—
Other capital expenditures(1)	5,871
Total capital expenditures(2)	$109,795
___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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

Our total 2017 capital expenditure budget is $605.0 million, which includes $410.0 million of drilling and completion capital expenditures (including expected savings from services provided by OMS and OWS), $110.0 million for midstream infrastructure and $85.0 million of other capital expenditures, including other E&P capital, capitalized interest, OWS and administrative capital.
While we have budgeted $605.0 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Furthermore, if we acquire additional acreage, our capital expenditures may be higher than budgeted. We believe that cash on hand, including cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our revolving credit facility should be sufficient to fund our 2017 capital expenditure budget and to meet our future obligations. However, because the operated wells funded by our 2017 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash used in financing activities was $0.5 million and net cash provided by financing activities was $86.1 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, cash used in financing activities was primarily due to principal payments on our revolving credit facility coupled with purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards, partially offset by proceeds from the borrowings under our revolving credit facility. Net cash provided by financing activities during the three months ended March 31, 2016 was primarily due to proceeds from borrowings under our revolving credit facility and net proceeds from the issuance of our common stock, partially offset by principal payments on our revolving credit facility and the repurchase of a portion of our outstanding senior unsecured notes.
Senior secured revolving line of credit. We have a revolving credit facility (the “Credit Facility”) with an overall senior secured line of credit of $2,500.0 million as of March 31, 2017. The Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Credit Facility is April 13, 2020, provided that the 7.25% senior unsecured notes due February 2019 (the “2019 Notes”) are retired or refinanced 90 days prior to their maturity date. On April 10, 2017, the lenders under the Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2017, resulting in an increase in the borrowing base from $1,150.0 million to $1,600.0 million; however, we did not increase the elected commitments above the current amount of $1,150.0 million. The next redetermination of the borrowing base is scheduled for October 1, 2017.

At March 31, 2017, we had $368.0 million of borrowings at a weighted average interest rate of 2.7% and $10.0 million of outstanding letters of credit issued under the Credit Facility. At March 31, 2017, we had an unused borrowing base committed capacity of $772.0 million.
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

The Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Credit Facility to be immediately due and payable. We were in compliance with the financial covenants of the Credit Facility at March 31, 2017. At March 31, 2017, our consolidated EBITDAX was $518.0 million and our consolidated Interest Expense was $140.5 million, resulting in a ratio of 3.7 as compared to a minimum required ratio of 2.5. In addition, as of March 31, 2017, our consolidated current assets and consolidated current liabilities (as described above) were $1,052.7 million and $352.4 million, respectively, resulting in a Current Ratio of 3.0 as compared to a minimum required ratio of 1.0. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
Senior unsecured notes. At March 31, 2017, our long-term debt includes outstanding obligations of $1,753.0 million for senior unsecured notes (the “Senior Notes”), including $54.3 million of the 2019 Notes, $395.5 million of the 6.5% senior unsecured notes due November 2021 (the “2021 Notes”), $937.1 million of the 6.875% senior unsecured notes due March 2022 (the “2022 Notes”) and $366.1 million of the 6.875% senior unsecured notes due January 2023 (the “2023 Notes”).
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
Senior unsecured convertible notes. In September 2016, we issued $300.0 million of 2.625% Senior Convertible Notes due September 2023. We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the

“measurement period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of March 31, 2017, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest expense	$36,321	$38,739
Capitalized interest	2,820	4,468
Amortization of deferred financing costs	(1,690)	(3,917)
Amortization of debt discount	(2,355)	—
Cash Interest	$35,096	$39,290
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

The following table presents reconciliations of the GAAP financial measures of net income (loss) and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income (loss)	$23,825	$(64,455)
Gain on extinguishment of debt	—	(7,016)
Net gain on derivative instruments	(56,075)	(14,375)
Derivative settlements(1)	(7,960)	73,313
Interest expense, net of capitalized interest	36,321	38,739
Depreciation, depletion and amortization	126,666	122,449
Impairment	2,682	3,562
Exploration expenses	1,489	363
Stock-based compensation expenses	6,708	6,730
Income tax (benefit) expense	16,037	(27,629)
Other non-cash adjustments	912	1,207
Adjusted EBITDA	150,605	132,888
Cash Interest	(35,096)	(39,290)
Capital expenditures(2)	(109,795)	(87,955)
Capitalized interest	2,820	4,468
Free Cash Flow	$8,534	$10,111

Net cash provided by (used in) operating activities	$107,799	$(46,051)
Derivative settlements(1)	(7,960)	73,313
Interest expense, net of capitalized interest	36,321	38,739
Exploration expenses	1,489	363
Deferred financing costs amortization and other	(4,940)	(5,066)
Changes in working capital	16,984	70,383
Other non-cash adjustments	912	1,207
Adjusted EBITDA	150,605	132,888
Cash Interest	(35,096)	(39,290)
Capital expenditures(2)	(109,795)	(87,955)
Capitalized interest	2,820	4,468
Free Cash Flow	$8,534	$10,111
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

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income (loss) before income taxes	$20,736	$(105,764)
Gain on extinguishment of debt	—	(7,016)
Net gain on derivative instruments	(56,075)	(14,375)
Derivative settlements(1)	(7,960)	73,313
Interest expense, net of capitalized interest	36,321	38,739
Depreciation, depletion and amortization	124,409	120,842
Impairment	2,682	1,131
Exploration expenses	1,489	363
Stock-based compensation expenses	6,499	6,547
Other non-cash adjustments	912	1,207
Adjusted EBITDA	$129,013	$114,987
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Midstream Services
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income before income taxes	$20,761	$15,157
Depreciation, depletion and amortization	3,458	1,684
Impairment	—	2,431
Stock-based compensation expenses	348	219
Adjusted EBITDA	$24,567	$19,491

Well Services
	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income (loss) before income taxes	$(3,588)	$4,011
Depreciation, depletion and amortization	3,164	4,248
Stock-based compensation expenses	396	664
Adjusted EBITDA	$(28)	$8,923

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share
We define Adjusted Net Income (Loss) as net income (loss) after adjusting first for (1) the impact of certain non-cash items, including non-cash changes in the fair value of derivative instruments, impairment and other similar non-cash charges, or non-recurring items and then (2) the non-cash and non-recurring items’ impact on taxes based on our effective tax rate applicable to those adjusting items in the same period. Adjusted Net Income (Loss) is not a measure of net income (loss) as determined by GAAP. We define Adjusted Diluted Earnings (Loss) Per Share as Adjusted Net Income (Loss) divided by diluted weighted average shares outstanding. Management believes that the presentation of Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share provides useful additional information to investors and analysts for evaluating our operational trends and performance in comparison to our peers. This measure is more comparable to earnings estimates provided by securities analysts, and charges or amounts excluded cannot be reasonably estimated and is excluded from guidance provided by the Company.

The following table presents reconciliations of the GAAP financial measure of net income (loss) to the non-GAAP financial measure of Adjusted Net Income (Loss) and the GAAP financial measure of diluted earnings (loss) per share to the non-GAAP financial measure of Adjusted Diluted Earnings (Loss) Per Share for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income (loss)	$23,825	$(64,455)
Gain on extinguishment of debt	—	(7,016)
Net gain on derivative instruments	(56,075)	(14,375)
Derivative settlements(1)	(7,960)	73,313
Impairment	2,682	3,562
Amortization of deferred financing costs(2)	1,690	3,917
Amortization of debt discount	2,355	—
Other non-cash adjustments	912	1,207
Tax impact(3)	21,103	(22,655)
Adjusted Net Loss	$(11,468)	$(26,502)

Diluted earnings (loss) per share	$0.10	$(0.40)
Gain on extinguishment of debt	—	(0.04)
Net gain on derivative instruments	(0.24)	(0.09)
Derivative settlements(1)	(0.03)	0.45
Impairment	0.01	0.02
Amortization of deferred financing costs(2)	0.01	0.02
Amortization of debt discount	0.01	—
Other non-cash adjustments	—	0.01
Tax impact(3)	0.09	(0.13)
Adjusted Diluted Loss Per Share	$(0.05)	$(0.16)

Diluted weighted average shares outstanding	237,900	162,922

Effective tax rate applicable to adjustment items	37.4%	37.4%
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)
As of March 31, 2017, Adjusted Net Income (Loss) includes the non-cash adjustment for amortization of deferred financing costs. Comparative periods have been conformed. The amortization of deferred financing costs is included in interest expense on our Condensed Consolidated Statement of Operations.

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
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2016 Annual Report. See Note 2 to our unaudited condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas, natural gas liquids, and oil prices, and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2016 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. Our crude oil and natural gas contracts will settle monthly based on the average WTI and the average NYMEX Henry Hub natural gas index price, respectively. As of March 31, 2017, we utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of our future expected oil and natural gas production. A swap is a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of March 31, 2017:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Asset (Liability)
					Swap	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2017	Swaps	5,225,000	Bbl	$49.60				$(9,309)
Crude oil	2017	Two-way collar	2,200,000	Bbl			$46.25	$54.37	(1,707)
Crude oil	2017	Three-way collar	1,650,000	Bbl		$31.67	$45.83	$59.94	562
Crude oil	2018	Swaps	2,440,000	Bbl	$52.93				2,375
Crude oil	2018	Two-way collar	582,000	Bbl			$48.40	$55.13	28
Crude oil	2018	Three-way collar	186,000	Bbl		$31.67	$45.83	$59.94	58
Crude oil	2019	Swaps	155,000	Bbl	$53.88				351
Crude oil	2019	Two-way collar	31,000	Bbl			$50.00	$55.70	32
Natural gas	2017	Swaps	4,675,000	MMBtu	$3.30				(55)
Natural gas	2018	Swaps	3,650,000	MMBtu	$3.00				(121)
									$(7,786)

A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $52.6 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $51.4 million.
Interest rate risk. We had (i) $54.3 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $395.5 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum, (iii) $1,303.2 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum and (iv) $300.0 million of senior unsecured convertible notes as a fixed cash interest rate of 2.625% per annum outstanding at March 31, 2017. At March 31, 2017, we had $368.0 million of borrowings and $10.0 million letters of credit outstanding under our Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Credit Facility as an Alternate Based Rate or “ABR” loan). At March 31, 2017, the outstanding borrowings under our Credit Facility bore interest at LIBOR plus a 1.5% margin. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk.  Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. No bad debt expense was recorded during the three months ended March 31, 2017. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, most of which are Lenders under our Credit Facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. We are likely to enter into future derivative instruments with these or other Lenders under our Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $6.8 million and a net derivative liability position of $14.6 million at March 31, 2017.
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $36,000 at March 31, 2017.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at March 31, 2017.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis Petroleum Inc., OPNA and OMS, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) by overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area”.
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to the Company. The Company filed an answer denying Mirada’s claims on April 21, 2017, and intends to vigorously defend against Mirada’s claims. Discovery is ongoing. Trial is currently scheduled for July 2018. However, the Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, results of operations and financial condition. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin.
Hegstad notice. On February 5, 2016, the North Dakota Department of Health issued a Notice of Violation to OPNA in respect of a release that occurred on or about May 4, 2015 on a pipeline serving the Hegstad SWD 6092 41-20.  The pipeline experienced a release of produced water and some crude oil. The North Dakota Department of Health has proposed a penalty of approximately $0.1 million as a result of the release.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2016 Annual Report. There have been no material changes in our risk factors from those described in our 2016 Annual Report.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	327,428	$14.55	—	—
February 1 - February 28, 2017	45,165	14.49	—	—
March 1 - March 31, 2017	83	15.40	—	—
Total	372,676	$14.54	—	—
___________________

(1)
Represent shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1
Eighth Amendment to Second Amended and Restated Credit Agreement dated as of April 10, 2017 among Oasis Petroleum North America LLC, as Borrower, the Guarantors party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 13, 2017, and incorporated herein by reference).

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

OASIS PETROLEUM INC.

Date:	May 9, 2017	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Eighth Amendment to Second Amended and Restated Credit Agreement dated as of April 10, 2017 among Oasis Petroleum North America LLC, as Borrower, the Guarantors party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 13, 2017, and incorporated herein by reference).

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