Form 10-Q
period 2017-09-30
Oasis Petroleum Inc.
filed 2017-11-09
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at November 3, 2017: 237,315,583 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$8,488	$11,226
Accounts receivable, net	285,383	204,335
Inventory	17,169	10,648
Prepaid expenses	10,647	7,623
Derivative instruments	692	362
Other current assets	65	4,355
Total current assets	322,444	238,549
Property, plant and equipment
Oil and gas properties (successful efforts method)	7,640,785	7,296,568
Other property and equipment	783,542	618,790
Less: accumulated depreciation, depletion, amortization and impairment	(2,388,709)	(1,995,791)
Total property, plant and equipment, net	6,035,618	5,919,567
Derivative instruments	703	—
Long-term inventory	10,885	—
Other assets	21,562	20,516
Total assets	$6,391,212	$6,178,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,348	$4,645
Revenues and production taxes payable	169,361	139,737
Accrued liabilities	194,157	119,173
Accrued interest payable	20,325	39,004
Derivative instruments	16,412	60,469
Advances from joint interest partners	5,095	7,597
Other current liabilities	—	10,490
Total current liabilities	421,698	381,115
Long-term debt	2,340,613	2,297,214
Deferred income taxes	508,335	513,529
Asset retirement obligations	52,413	48,985
Derivative instruments	3,703	11,714
Other liabilities	5,805	2,918
Total liabilities	3,332,567	3,255,475
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value: 450,000,000 shares authorized; 238,639,488 shares issued and 237,312,881 shares outstanding at September 30, 2017 and 237,201,064 shares issued and 236,344,172 shares outstanding at December 31, 2016	2,348	2,331
Treasury stock, at cost: 1,326,607 and 856,892 shares at September 30, 2017 and December 31, 2016, respectively	(22,132)	(15,950)
Additional paid-in capital	2,369,098	2,345,271
Retained earnings	593,368	591,505
Oasis share of stockholders’ equity	2,942,682	2,923,157
Non-controlling interests	115,963	—
Total stockholders’ equity	3,058,645	2,923,157
Total liabilities and stockholders’ equity	$6,391,212	$6,178,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$248,648	$156,316	$704,533	$432,968
Bulk oil sales	21,195	1,867	56,917	1,867
Midstream revenues	18,767	8,487	48,939	22,380
Well services revenues	16,138	10,641	33,566	29,459
Total revenues	304,748	177,311	843,955	486,674
Operating expenses
Lease operating expenses	45,334	35,696	133,871	98,283
Midstream operating expenses	4,301	2,617	10,891	6,095
Well services operating expenses	9,125	5,548	21,115	15,334
Marketing, transportation and gathering expenses	15,028	7,003	38,018	22,046
Bulk oil purchases	21,701	1,853	57,683	1,853
Production taxes	21,052	14,638	60,322	39,758
Depreciation, depletion and amortization	132,289	111,948	384,246	356,885
Exploration expenses	854	489	4,010	1,192
Impairment	139	382	6,021	3,967
General and administrative expenses	22,531	22,845	69,913	69,087
Total operating expenses	272,354	203,019	786,090	614,500
Gain (loss) on sale of properties	—	6	—	(1,305)
Operating income (loss)	32,394	(25,702)	57,865	(129,131)
Other income (expense)
Net gain (loss) on derivative instruments	(54,310)	20,847	52,297	(55,624)
Interest expense, net of capitalized interest	(37,389)	(31,726)	(110,548)	(105,444)
Gain (loss) on extinguishment of debt	—	(13,793)	—	4,865
Other income (expense)	(605)	(259)	(755)	188
Total other expense	(92,304)	(24,931)	(59,006)	(156,015)
Loss before income taxes	(59,910)	(50,633)	(1,141)	(285,146)
Income tax benefit	18,846	16,691	470	96,818
Net loss including non-controlling interests	(41,064)	(33,942)	(671)	(188,328)
Less: Net income attributable to non-controlling interests	150	—	150	—
Net loss attributable to Oasis	$(41,214)	$(33,942)	$(821)	$(188,328)
Earnings (loss) attributable to Oasis per share:
Basic (Note 13)	$(0.18)	$(0.19)	$0.00	$(1.09)
Diluted (Note 13)	(0.18)	(0.19)	0.00	(1.09)
Weighted average shares outstanding:
Basic (Note 13)	233,389	177,120	233,248	172,360
Diluted (Note 13)	233,389	177,120	233,248	172,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2016	236,344	$2,331	857	$(15,950)	$2,345,271	$591,505	$—	$2,923,157
Cumulative-effect adjustment for adoption of ASU 2016-09 (Note 2)	—	—	—	—	2,040	2,684	—	4,724
Fees (2016 issuance of common stock)	—	—	—	—	(55)	—	—	(55)
Equity-based compensation	1,439	17	—	—	21,842	—	—	21,859
Issuance of Oasis Midstream common units, net of offering costs	—	—	—	—	—	—	115,813	115,813
Treasury stock - tax withholdings	(470)	—	470	(6,182)	—	—	—	(6,182)
Net income (loss)	—	—	—	—	—	(821)	150	(671)
Balance at September 30, 2017	237,313	$2,348	1,327	$(22,132)	$2,369,098	$593,368	$115,963	$3,058,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(671)	$(188,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	384,246	356,885
Gain on extinguishment of debt	—	(4,865)
Loss on sale of properties	—	1,305
Impairment	6,021	3,967
Deferred income taxes	(470)	(96,818)
Derivative instruments	(52,297)	55,624
Equity-based compensation expenses	20,451	18,761
Deferred financing costs amortization and other	12,666	10,174
Working capital and other changes:
Change in accounts receivable	(81,022)	11,349
Change in inventory	(235)	2,559
Change in prepaid expenses	823	1,168
Change in other current assets	276	(240)
Change in long-term inventory and other assets	(12,843)	(148)
Change in accounts payable, interest payable and accrued liabilities	32,282	(41,991)
Change in other current liabilities	(10,490)	(6,000)
Change in other liabilities	—	17
Net cash provided by operating activities	298,737	123,419
Cash flows from investing activities:
Capital expenditures	(443,649)	(340,314)
Proceeds from sale of properties	4,000	12,333
Costs related to sale of properties	—	(310)
Derivative settlements	(804)	115,576
Advances from joint interest partners	(2,502)	544
Net cash used in investing activities	(442,955)	(212,171)
Cash flows from financing activities:
Proceeds from revolving credit facility	764,000	835,000
Principal payments on revolving credit facility	(732,000)	(778,000)
Repurchase of senior unsecured notes	—	(435,907)
Proceeds from issuance of senior unsecured convertible notes	—	300,000
Deferred financing costs	(96)	(8,811)
Proceeds from sale of common stock	—	182,791
Proceeds from sale of Oasis Midstream common units, net of offering costs	115,813	—
Purchases of treasury stock	(6,182)	(2,275)
Other	(55)	—
Net cash provided by financing activities	141,480	92,798
Increase (decrease) in cash and cash equivalents	(2,738)	4,046
Cash and cash equivalents:
Beginning of period	11,226	9,730
End of period	$8,488	$13,776
Supplemental non-cash transactions:
Change in accrued capital expenditures	$63,499	$(49,177)
Change in asset retirement obligations	3,112	(8,083)
Notes payable from acquisition	4,875	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) was originally formed in 2007 and was incorporated pursuant to the laws of the State of Delaware in 2010. The Company is an independent exploration and production company focused on the acquisition and development of unconventional oil and natural gas resources in the North Dakota and Montana regions of the Williston Basin. Oasis Petroleum North America LLC (“OPNA”) conducts the Company’s exploration and production activities and owns its proved and unproved oil and natural gas properties. The Company also operates a midstream services business through OMS Holdings LLC (“OMS”) and a well services business through Oasis Well Services LLC (“OWS”), both of which are separate reportable business segments that are complementary to its primary development and production activities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2016 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
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
In the third quarter of 2017, Oasis Midstream Partners LP (“OMP” or “Oasis Midstream”), a subsidiary of OMS, completed its initial public offering (“IPO”) of common units representing limited partner interests. As a result, the Company’s consolidated financial statements present a non-controlling interest section, which represents the public’s ownership in OMP. See Note 3 – Oasis Midstream Partners LP for further discussion of the OMP IPO.
Consolidation. The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis, the accounts of wholly-owned subsidiaries, and the accounts of OMP, which is considered a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated upon consolidation.
Consolidated VIE. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP LLC (“OMP GP”), the general partner to OMP, OMP is a VIE. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public as of September 30, 2017.
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
Equity-based compensation. In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which updates several aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In accordance with the new guidance, the Company recorded a $2.7 million cumulative-effect adjustment to retained earnings on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2017, which included recognition of excess tax benefits and deficiencies and the removal of the estimated forfeiture rate. ASU 2016-09 was applied on a modified retrospective basis and prior periods were not retrospectively adjusted.
Inventory. In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the inventory measurement principle from lower of cost or market to lower of cost and net realizable value for entities using the first-in, first-out or average cost methods. ASU 2015-11 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of September 30, 2017.
Recent Accounting Pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016 and 2017, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. In order to evaluate the impact that the adoption of ASU 2014-09 will have on the Company’s financial position, cash flows and results of operations, the Company has initiated a comprehensive review of the significant revenue streams across all reportable segments. The Company has formed an implementation team, completed training on the new standard and is assessing the impact of the five-step model of the new standard on its contracts with customers. Currently, the Company cannot reasonably estimate the impact the application of ASU 2014-09 will have upon its consolidated financial statements, but the Company expects to adopt ASU 2014-09 using the modified retrospective approach as permitted by the FASB. The Company continues to assess the impact of ASU 2014-09, along with industry trends and additional interpretive guidance, on its core revenue streams, and as a result of the continued assessment, the Company may modify its plan of adoption accordingly.
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

Income taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.
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
Equity-based compensation. In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017, and the Company is currently evaluating the impact that it will have on its financial position, cash flows and results of operations.
3. Oasis Midstream Partners LP
Oasis Midstream Partners LP
OMP is a growth-oriented, fee-based master limited partnership formed by the Company to own, develop, operate and acquire a diversified portfolio of midstream assets in North America that are integral to the oil and natural gas operations of Oasis and are strategically positioned to capture volumes from other producers.
Initial Public Offering of Oasis Midstream Partners LP
On September 25, 2017, OMP completed its IPO of 7,500,000 common units representing limited partner interests in OMP at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts and commisions). OMP received net proceeds from the IPO of approximately $115.8 million after deducting underwriting discounts, structuring fees and estimated offering expenses and distributed $113.7 million of the net proceeds to Oasis during the third quarter of 2017. Pursuant to the underwriting agreement, OMP granted the underwriters a 30-day option to purchase up to an aggregate of 1,125,000 additional common units (the “Underwriters’ Option”) on the same terms, which was exercised in full on October 10, 2017 and resulted in additional net proceeds of approximately $17.9 million after deducting underwriting discounts and structuring fees. OMP distributed the additional net proceeds of approximately $17.9 million from the Underwriters’ Option to Oasis on October 10, 2017. The common units are traded on the New York Stock Exchange under the symbol OMP.
In exchange for contributed assets, Oasis received 5,125,000 common units and 13,750,000 subordinated units, representing a limited partner interest in OMP and the right to receive cash distributions from OMP. In addition to and concurrent with the closing of the IPO, OMP GP retained a non-economic general partnership interest and was issued incentive distribution rights in OMP.
Class B Units in OMP General Partner LLC
On May 22, 2017, OMP GP granted restricted Class B Units to certain employees, including OMP’s executive officers, as consideration for services to Oasis, OMP GP, and OMP, which vest over a ten-year period. The restricted Class B Units represent 10% of the outstanding units of OMP GP. Compensation expense is recognized ratably over the requisite service period.

Contractual Arrangements
In connection with the OMP IPO, the Company entered into several 15-year, fee-based contractual arrangements with OMP for midstream services, including (i) gas gathering, compression, processing and gas lift services; (ii) crude gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. In addition, the Company provides substantial labor and overhead support for OMP. Upon completion of the OMP IPO, the Company entered into a 15-year services and secondment agreement with OMP pursuant to which the Company provides all personnel, equipment, electricity, chemicals and services (including third-party services) required for OMP to operate such assets, and OMP reimburses the Company for its share of the actual costs of operating such assets. In addition, pursuant to the services and secondment agreement, the Company performs centralized corporate, general and administrative services for OMP, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. The Company has also seconded to OMP certain of its employees to operate, construct, manage and maintain its assets, and OMP reimburses the Company for direct general and administrative expenses incurred by the Company for the provision of the above services. The expenses of executive officers and non-executive employees are allocated to OMP based on the amount of time spent managing its business and operations.
4. Inventory
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
Total inventory consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Inventory
Crude oil inventory	$6,934	$7,086
Equipment and materials	10,235	3,562
Total inventory	$17,169	$10,648

Long-term inventory
Linefill in third-party pipelines	$10,885	$—
Long-term inventory	$10,885	$—

Total	$28,054	$10,648

5. Accounts Receivable, Net
The following table sets forth the Company’s accounts receivable, net:

	September 30, 2017	December 31, 2016
	(In thousands)
Accounts receivable, net
Trade accounts	$166,516	$137,065
Joint interest accounts	75,175	40,322
Other accounts	44,638	28,257
Total	286,329	205,644
Allowance for doubtful accounts	(946)	(1,309)
Total accounts receivable, net	$285,383	$204,335
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

	Fair value at September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$142	$—	$—	$142
Commodity derivative instruments (see Note 7)	—	1,395	—	1,395
Total assets	$142	$1,395	$—	$1,537
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$20,115	$—	$20,115
Total liabilities	$—	$20,115	$—	$20,115

	Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$141	$—	$—	$141
Commodity derivative instruments (see Note 7)	—	362	—	362
Total assets	$141	$362	$—	$503
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$72,183	$—	$72,183
Total liabilities	$—	$72,183	$—	$72,183
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $0.5 million at September 30, 2017 and an adjustment to reduce the fair value of its net derivative liability by $2.0 million at December 31, 2016.
There were no transfers between fair value levels during the nine months ended September 30, 2017 and 2016.

7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil and natural gas prices. The Company’s crude oil and natural gas contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“WTI”) and the average NYMEX Henry Hub natural gas index price (“Henry Hub”), respectively. At September 30, 2017, the Company utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of its future expected oil and natural gas production. A swap is a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at fair value (see Note 6 – Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
At September 30, 2017, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Asset (Liability)
					Swap	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2017	Swaps	2,428,000	Bbl	$49.98				$(3,220)
Crude oil	2017	Two-way collar	728,000	Bbl			$46.25	$54.37	(576)
Crude oil	2017	Three-way collar	546,000	Bbl		$31.67	$45.83	$59.94	42
Crude oil	2018	Swaps	12,951,000	Bbl	$50.81				(13,746)
Crude oil	2018	Two-way collar	1,250,000	Bbl			$48.19	$53.33	(927)
Crude oil	2018	Three-way collar	186,000	Bbl		$31.67	$45.83	$59.94	51
Crude oil	2019	Swaps	3,423,000	Bbl	$50.83				(846)
Crude oil	2019	Two-way collar	93,000	Bbl			$48.67	$53.07	(25)
Crude oil	2020	Swaps	217,000	Bbl	$50.82				28
Natural gas	2017	Swaps	2,024,000	Mmbtu	$3.30				502
Natural gas	2018	Swaps	6,205,000	Mmbtu	$3.05				(3)
									$(18,720)
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Location	2017	2016	2017	2016
	(In thousands)
Net gain (loss) on derivative instruments	$(54,310)	$20,847	$52,297	$(55,624)

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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2017
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$971	$(279)	$692
Commodity contracts	Derivative instruments — non-current assets	2,197	(1,494)	703
Total derivatives assets		$3,168	$(1,773)	$1,395
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$24,590	$(8,178)	$16,412
Commodity contracts	Derivative instruments — non-current liabilities	5,284	(1,581)	3,703
Total derivatives liabilities		$29,874	$(9,759)	$20,115

		December 31, 2016
Commodity	Balance Sheet Location	Gross Recognized Asset/Liabilities	Gross Amount Offset	Net Recognized Fair Value Asset/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$482	$(120)	$362
Total derivatives assets		$482	$(120)	$362
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$66,838	$(6,369)	$60,469
Commodity contracts	Derivative instruments — non-current liabilities	14,164	(2,450)	11,714
Total derivatives liabilities		$81,002	$(8,819)	$72,183

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2017	December 31, 2016
	(In thousands)
Proved oil and gas properties(1)	$6,828,758	$6,476,833
Less: accumulated depreciation, depletion, amortization and impairment	(2,258,203)	(1,886,732)
Proved oil and gas properties, net	4,570,555	4,590,101
Unproved oil and gas properties	812,027	819,735
Other property and equipment	783,542	618,790
Less: accumulated depreciation	(130,506)	(109,059)
Other property and equipment, net	653,036	509,731
Total property, plant and equipment, net	$6,035,618	$5,919,567
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $44.0 million and $42.9 million at September 30, 2017 and December 31, 2016, respectively.
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
9. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Senior secured revolving line of credit	$395,000	$363,000
OMP revolving line of credit	—	—
Senior unsecured notes
7.25% senior unsecured notes due February 1, 2019	54,275	54,275
6.5% senior unsecured notes due November 1, 2021	395,501	395,501
6.875% senior unsecured notes due March 15, 2022	937,080	937,080
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,052,950	2,052,950
Less: unamortized deferred financing costs on senior unsecured notes	(24,295)	(28,268)
Less: unamortized debt discount on senior unsecured convertible notes	(83,042)	(90,468)
Total long-term debt	$2,340,613	$2,297,214
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at September 30, 2017 was $2,340.6 million, which included $2,053.0 million of senior unsecured notes, a reduction for the unamortized debt discount related to the equity component of the senior unsecured convertible notes and a reduction for the unamortized deferred financing costs on the senior unsecured notes of $83.0 million and $24.3 million, respectively, and $395.0 million of borrowings under the senior secured revolving line of credit (the “Oasis Credit Facility”). The Company’s revolving credit facility is recorded at a value that approximates its fair value since its variable interest rate is tied to current market rates. The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $2,109.1 million at September 30, 2017.

Senior secured revolving line of credit. The Company has the Oasis Credit Facility of $2,500.0 million as of September 30, 2017, which has a maturity date of April 13, 2020, provided that the 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), of which $54.3 million is outstanding, are retired or refinanced 90 days prior to their maturity. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 10, 2017, the lenders under the Oasis Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2017, resulting in an increase in the borrowing base from $1,150.0 million to $1,600.0 million; however, the Company elected to limit the Lenders’ aggregate commitment to $1,150.0 million. On September 25, 2017, the Company entered into the ninth amendment to the Oasis Credit Facility to permit the transactions and agreements entered into in connection with the OMP IPO.
At September 30, 2017, the Company had $395.0 million of LIBOR loans at a weighted average interest rate of 3.0% and $10.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $745.0 million. On a quarterly basis, the Company also pays a 0.375% (as of September 30, 2017) annualized commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
The Company was in compliance with the financial covenants of the Oasis Credit Facility as of September 30, 2017.
OMP Operating LLC revolving line of credit. On September 25, 2017, OMP entered into a credit agreement (the “OMP Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating LLC, a subsidiary of OMP (see Note 3 – Oasis Midstream Partners LP), as borrower (the “OMP Credit Facility”), which has a maturity date of September 25, 2022. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the OMP Credit Facility may be increased up to $400.0 million, subject to certain conditions. No amounts were outstanding under the OMP Credit Facility at September 30, 2017.
Borrowings under the OMP Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Agreement). The applicable margin for borrowings under the OMP Credit Facility varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated leverage ratio, (2) consolidated secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are guaranteed by OMP and all wholly-owned material subsidiaries of OMP. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at September 30, 2017.
Senior unsecured notes. At September 30, 2017, the Company had $1,753.0 million principal amount of senior unsecured notes outstanding with maturities ranging from February 2019 to January 2023 and coupons ranging from 6.50% to 7.25% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The 2019 Notes are currently redeemable for cash at a redemption price equal to par plus accrued and unpaid interest to the redemption date.

Senior unsecured convertible notes. In September 2016, the Company issued $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of September 30, 2017, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met.
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
10. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2017:

(In thousands)
Balance at December 31, 2016	$49,687
Liabilities incurred during period	1,333
Liabilities settled during period	(103)
Accretion expense during period(1)	1,998
Revisions to estimates	(215)
Balance at September 30, 2017	$52,700
___________________

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.

At September 30, 2017, the current portion of the total ARO balance was approximately $0.3 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

11. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 31.5% and 41.2%, respectively. For the three months ended September 30, 2017, the effective tax rate was lower than the combined federal statutory rate and the statutory rates for the states in which the Company conducts business due to the portion of OMP’s earnings allocated to the non-controlling public limited partners, which are not subject to tax for the Company, and the permanent differences related to amounts expensed for book purposes versus the amounts deductible for income tax purposes related to equity-based compensation vesting at prices lower than the grant date values. For the nine months ended September 30, 2017, the effective tax rate was higher than the combined federal statutory rate and the statutory rates for the states in which the Company conducts business due to the permanent differences related to amounts expensed for book purposes versus the amounts deductible for income tax purposes related to equity-based compensation vesting at prices higher than the grant date values and non-deductible compensation, offset by the portion of OMP’s earnings allocated to the non-controlling public limited partners, which are not subject to tax for the Company.
The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 33.0% and 34.0%, respectively. For the three and nine months ended September 30, 2016, the effective tax rates were lower than the combined federal statutory rate and the statutory rates for the states in which the Company conducts business due to the impact of permanent differences on pre-tax loss for these periods. The permanent differences for these periods were primarily between amounts expensed for book purposes versus the amounts deductible for income tax purposes related to equity-based compensation vesting at prices lower than the grant date values during the three and nine months ended September 30, 2016.
12. Equity-Based Compensation
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
During the nine months ended September 30, 2017, employees and non-employee directors of the Company were granted restricted stock awards equal to 1,624,810 shares of common stock with a $15.08 weighted average grant date per share value. Equity-based compensation expense recorded for restricted stock awards for the three and nine months ended September 30, 2017 was $4.9 million and $15.2 million, respectively, and $4.8 million and $15.5 million for the three and nine months ended September 30, 2016, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to officers of the Company under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units, and each PSU that is earned represents the right to receive one share of the Company’s common stock.
During the nine months ended September 30, 2017, officers of the Company were granted 509,800 PSUs with a $16.89 weighted average grant date per share value. Equity-based compensation expense recorded for PSUs for the three and nine months ended September 30, 2017 was $1.6 million and $5.1 million, respectively, and $1.0 million and $3.2 million for the three and nine months ended September 30, 2016, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the nine months ended September 30, 2017:

Risk-free interest rate	1.18% - 1.66%
Oasis volatility	17.16%
OMP unit-based compensation. In September 2017, OMP GP adopted the Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“OMP LTIP”). The OMP LTIP provides for the grant, from time to time at the discretion of the board of directors of OMP GP, of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other unit-based awards or cash awards and includes any tandem distribution equivalent rights with respect to certain awards. The purpose of awards under the OMP LTIP is to provide additional incentive compensation to individuals providing services to OMP, and to align the economic interests of such individuals with the interests of OMP’s unitholders.
The aggregate number of common units that may be issued pursuant to any and all awards under the OMP LTIP shall initially be equal to 1,842,500 common units, subject to proportionate adjustment in the event of unit splits and similar events. Additionally, each year, the total number of common units that may be issued pursuant to the OMP LTIP shall increase by 1% of the number of common units outstanding on a fully diluted basis (calculated by adding to the number of common units outstanding, all outstanding securities convertible into common units on such date on an as-converted basis). Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards.
In connection with the OMP IPO, certain directors of OMP were granted 11,766 restricted unit awards which vest over a one-year period with a weighted average grant date fair value of $17.00 per common unit. OMP accounted for these restricted unit awards as equity awards, pursuant to the FASB’s authoritative guidance for share-based payments. Equity-based compensation expense is recognized ratably over the requisite service period. Equity-based compensation expense recorded for restricted unit awards for the three and nine months ended September 30, 2017 is included in general and administrative expenses on the the Company’s Condensed Consolidated Statements of Operations.
13. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Oasis common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of unvested restricted stock awards and contingently issuable shares related to PSUs and senior convertible notes during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to the income (loss) attributable to Oasis available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Basic weighted average common shares outstanding	233,389	177,120	233,248	172,360
Dilutive effect of restricted stock awards and PSUs	—	—	—	—
Diluted weighted average common shares outstanding	233,389	177,120	233,248	172,360
During the three and nine months ended September 30, 2017 and 2016, the Company incurred a net loss and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested stock awards. The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Restricted stock awards and PSUs	5,841	5,140	5,988	4,935

The Company issued its Senior Convertible Notes in September 2016 (see Note 9 – Long-Term Debt). The Company has the option to settle conversions of its Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of the three and nine months ended September 30, 2017, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for the three and nine months ended September 30, 2017.
14. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. The Company’s midstream services business segment (OMS) performs produced and flowback water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering, blending, stabilization and transportation. The Company’s well services business segment (OWS) performs completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The revenues and expenses related to work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statements of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.

Management evaluates the performance of the Company’s business segments based on operating income. The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2017:
Revenues from non-affiliates	$269,843	$18,767	$16,138	$—	$304,748
Inter-segment revenues	—	28,893	31,025	(59,918)	—
Total revenues	269,843	47,660	47,163	(59,918)	304,748
Operating income	3,484	25,194	10,802	(7,086)	32,394
Other income (expense)	(92,319)	(15)	30	—	(92,304)
Income (loss) before income taxes including non-controlling interests	$(88,835)	$25,179	$10,832	$(7,086)	$(59,910)

Three months ended September 30, 2016:
Revenues from non-affiliates	$158,183	$8,487	$10,641	$—	$177,311
Inter-segment revenues	—	20,790	11,818	(32,608)	—
Total revenues	158,183	29,277	22,459	(32,608)	177,311
Operating income (loss)	(41,857)	16,525	1,572	(1,942)	(25,702)
Other income (expense)	(24,476)	(460)	5	—	(24,931)
Income (loss) before income taxes	$(66,333)	$16,065	$1,577	$(1,942)	$(50,633)

Nine months ended September 30, 2017:
Revenues from non-affiliates	$761,450	$48,939	$33,566	$—	$843,955
Inter-segment revenues	—	76,674	68,028	(144,702)	—
Total revenues	761,450	125,613	101,594	(144,702)	843,955
Operating income (loss)	(12,972)	69,059	9,161	(7,383)	57,865
Other income (expense)	(59,027)	(13)	34	—	(59,006)
Income (loss) before income taxes including non-controlling interests	$(71,999)	$69,046	$9,195	$(7,383)	$(1,141)

Nine months ended September 30, 2016:
Revenues from non-affiliates	$434,835	$22,380	$29,459	$—	$486,674
Inter-segment revenues	—	65,650	45,023	(110,673)	—
Total revenues	434,835	88,030	74,482	(110,673)	486,674
Operating income (loss)	(175,480)	49,724	3,420	(6,795)	(129,131)
Other income (expense)	(155,595)	(462)	42	—	(156,015)
Income (loss) before income taxes	$(331,075)	$49,262	$3,462	$(6,795)	$(285,146)

At September 30, 2017:
Property, plant and equipment, net	$5,595,611	$577,883	$43,175	$(181,051)	$6,035,618
Total assets(1)	5,930,040	589,506	52,717	(181,051)	6,391,212
At December 31, 2016:
Property, plant and equipment, net	$5,620,558	$424,197	$47,189	$(172,377)	$5,919,567
Total assets(1)	5,868,747	431,095	51,167	(172,377)	6,178,632
___________________

(1)	Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.

15. Commitments and Contingencies
The Company has various contractual obligations in the normal course of its operations. As of September 30, 2017, there have been no material changes to the Company’s future commitments as disclosed in Note 16 in the Company’s 2016 Annual Report.
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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis, OPNA and Oasis Midstream Services LLC, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) by overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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

16. Condensed Consolidating Financial Information
The Notes (see Note 9 – Long-Term Debt) are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s operating units, including OMP (see Note 3 – Oasis Midstream Partners LP), which is accounted for on a consolidated basis, do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
The following financial information reflects consolidating financial information of the parent company, Oasis Petroleum Inc. (“Issuer”), its Guarantors on a combined basis and the Non-Guarantor Subsidiaries on a combined basis, prepared on the equity basis of accounting. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantors.

Condensed Consolidating Balance Sheet

	September 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$178	$8,310	$—	$—	$8,488
Accounts receivable, net	—	285,325	58	—	285,383
Accounts receivable - affiliates	136,004	34,226	5,611	(175,841)	—
Inventory	—	17,169	—	—	17,169
Prepaid expenses	465	10,153	29	—	10,647
Derivative instruments	—	692	—	—	692
Other current assets	—	65	—	—	65
Total current assets	136,647	355,940	5,698	(175,841)	322,444
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,640,785	—	—	7,640,785
Other property and equipment	—	261,444	522,098	—	783,542
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,358,848)	(29,861)	—	(2,388,709)
Total property, plant and equipment, net	—	5,543,381	492,237	—	6,035,618
Investments in and advances to subsidiaries	4,535,693	376,528	—	(4,912,221)	—
Derivative instruments	—	703	—	—	703
Deferred income taxes	269,704	—	—	(269,704)	—
Long-term inventory	—	10,885	—	—	10,885
Other assets	—	19,614	1,948	—	21,562
Total assets	$4,942,044	$6,307,051	$499,883	$(5,357,766)	$6,391,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$16,348	$—	$—	$16,348
Accounts payable - affiliates	33,885	141,615	341	(175,841)	—
Revenues and production taxes payable	—	169,361	—	—	169,361
Accrued liabilities	(8)	188,375	5,790	—	194,157
Accrued interest payable	19,872	449	4	—	20,325
Derivative instruments	—	16,412	—	—	16,412
Advances from joint interest partners	—	5,095	—	—	5,095
Total current liabilities	53,749	537,655	6,135	(175,841)	421,698
Long-term debt	1,945,613	395,000	—	—	2,340,613
Deferred income taxes	—	778,039	—	(269,704)	508,335
Asset retirement obligations	—	51,156	1,257	—	52,413
Derivative instruments	—	3,703	—	—	3,703
Other liabilities	—	5,805	—	—	5,805
Total liabilities	1,999,362	1,771,358	7,392	(445,545)	3,332,567
Stockholders’ equity
Capital contributions from affiliates	—	3,282,946	261,312	(3,544,258)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 238,639,488 shares issued and 237,312,881 shares outstanding	2,348	—	—	—	2,348
Treasury stock, at cost: 1,326,607 shares	(22,132)	—	—	—	(22,132)
Additional paid-in-capital	2,369,098	8,849	—	(8,849)	2,369,098
Retained earnings	593,368	1,127,935	—	(1,127,935)	593,368
Oasis share of stockholders’ equity	2,942,682	4,419,730	261,312	(4,681,042)	2,942,682
Non-controlling interests	—	115,963	231,179	(231,179)	115,963

Total stockholders’ equity	2,942,682	4,535,693	492,491	(4,912,221)	3,058,645
Total liabilities and stockholders’ equity	$4,942,044	$6,307,051	$499,883	$(5,357,766)	$6,391,212

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$166	$11,060	$—	$11,226
Accounts receivable, net	—	204,335	—	204,335
Accounts receivable - affiliates	252,000	27,619	(279,619)	—
Inventory	—	10,648	—	10,648
Prepaid expenses	275	7,348	—	7,623
Derivative instruments	—	362	—	362
Other current assets	—	4,355	—	4,355
Total current assets	252,441	265,727	(279,619)	238,549
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,296,568	—	7,296,568
Other property and equipment	—	618,790	—	618,790
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,995,791)	—	(1,995,791)
Total property, plant and equipment, net	—	5,919,567	—	5,919,567
Investments in and advances to subsidiaries	4,451,192	—	(4,451,192)	—
Deferred income taxes	220,058	—	(220,058)	—
Other assets	—	20,516	—	20,516
Total assets	$4,923,691	$6,205,810	$(4,950,869)	$6,178,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$4,645	$—	$4,645
Accounts payable - affiliates	27,619	252,000	(279,619)	—
Revenues and production taxes payable	—	139,737	—	139,737
Accrued liabilities	12	119,161	—	119,173
Accrued interest payable	38,689	315	—	39,004
Derivative instruments	—	60,469	—	60,469
Advances from joint interest partners	—	7,597	—	7,597
Other current liabilities	—	10,490	—	10,490
Total current liabilities	66,320	594,414	(279,619)	381,115
Long-term debt	1,934,214	363,000	—	2,297,214
Deferred income taxes	—	733,587	(220,058)	513,529
Asset retirement obligations	—	48,985	—	48,985
Derivative instruments	—	11,714	—	11,714
Other liabilities	—	2,918	—	2,918
Total liabilities	2,000,534	1,754,618	(499,677)	3,255,475
Stockholders’ equity
Capital contributions from affiliates	—	3,388,893	(3,388,893)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 237,201,064 shares issued and 236,344,172 shares outstanding	2,331	—	—	2,331
Treasury stock, at cost: 856,892 shares	(15,950)	—	—	(15,950)
Additional paid-in-capital	2,345,271	8,743	(8,743)	2,345,271
Retained earnings	591,505	1,053,556	(1,053,556)	591,505
Total stockholders’ equity	2,923,157	4,451,192	(4,451,192)	2,923,157
Total liabilities and stockholders’ equity	$4,923,691	$6,205,810	$(4,950,869)	$6,178,632

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$248,648	$—	$—	$248,648
Bulk oil sales	—	21,195	—	—	21,195
Midstream revenues	—	15,828	2,939	—	18,767
Well services revenues	—	16,138	—	—	16,138
Total revenues	—	301,809	2,939	—	304,748
Operating expenses
Lease operating expenses	—	45,334	—	—	45,334
Midstream operating expenses	—	3,621	680	—	4,301
Well services operating expenses	—	9,125	—	—	9,125
Marketing, transportation and gathering expenses	—	15,028	—	—	15,028
Bulk oil purchases	—	21,701	—	—	21,701
Production taxes	—	21,052	—	—	21,052
Depreciation, depletion and amortization	—	132,035	254	—	132,289
Exploration expenses	—	854	—	—	854
Impairment	—	139	—	—	139
General and administrative expenses	6,775	15,375	381	—	22,531
Total operating expenses	6,775	264,264	1,315	—	272,354
Operating income (loss)	(6,775)	37,545	1,624	—	32,394
Other income (expense)
Equity in earnings (loss) of subsidiaries	(13,599)	1,605	—	11,994	—
Net loss on derivative instruments	—	(54,310)	—	—	(54,310)
Interest expense, net of capitalized interest	(32,894)	(4,476)	(19)	—	(37,389)
Other income (expense)	2	(607)	—	—	(605)
Total other expense	(46,491)	(57,788)	(19)	11,994	(92,304)
Income (loss) before income taxes	(53,266)	(20,243)	1,605	11,994	(59,910)
Income tax benefit	12,052	6,794	—	—	18,846
Net income (loss) including non-controlling interests	(41,214)	(13,449)	1,605	11,994	(41,064)
Less: Net income attributable to non-controlling interests	—	150	1,112	(1,112)	150
Net income (loss) attributable to Oasis	$(41,214)	$(13,599)	$493	$13,106	$(41,214)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$156,316	$—	$156,316
Bulk oil sales	—	1,867	—	1,867
Midstream revenues	—	8,487	—	8,487
Well services revenues	—	10,641	—	10,641
Total revenues	—	177,311	—	177,311
Operating expenses
Lease operating expenses	—	35,696	—	35,696
Midstream operating expenses	—	2,617	—	2,617
Well services operating expenses	—	5,548	—	5,548
Marketing, transportation and gathering expenses	—	7,003	—	7,003
Bulk oil purchases	—	1,853	—	1,853
Production taxes	—	14,638	—	14,638
Depreciation, depletion and amortization	—	111,948	—	111,948
Exploration expenses	—	489	—	489
Impairment	—	382	—	382
General and administrative expenses	5,930	16,915	—	22,845
Total operating expenses	5,930	197,089	—	203,019
Gain on sale of properties	—	6	—	6
Operating loss	(5,930)	(19,772)	—	(25,702)
Other income (expense)
Equity in loss of subsidiaries	(1,140)	—	1,140	—
Net gain on derivative instruments	—	20,847	—	20,847
Interest expense, net of capitalized interest	(29,876)	(1,850)	—	(31,726)
Loss on extinguishment of debt	(13,793)	—	—	(13,793)
Other income (expense)	1	(260)	—	(259)
Total other income (expense)	(44,808)	18,737	1,140	(24,931)
Loss before income taxes	(50,738)	(1,035)	1,140	(50,633)
Income tax benefit (expense)	16,796	(105)	—	16,691
Net loss	$(33,942)	$(1,140)	$1,140	$(33,942)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$704,533	$—	$—	$704,533
Bulk oil sales	—	56,917	—	—	56,917
Midstream revenues	—	46,000	2,939	—	48,939
Well services revenues	—	33,566	—	—	33,566
Total revenues	—	841,016	2,939	—	843,955
Operating expenses
Lease operating expenses	—	133,871	—	—	133,871
Midstream operating expenses	—	10,211	680	—	10,891
Well services operating expenses	—	21,115	—	—	21,115
Marketing, transportation and gathering expenses	—	38,018	—	—	38,018
Bulk oil purchases	—	57,683	—	—	57,683
Production taxes	—	60,322	—	—	60,322
Depreciation, depletion and amortization	—	383,992	254	—	384,246
Exploration expenses	—	4,010	—	—	4,010
Impairment	—	6,021	—	—	6,021
General and administrative expenses	21,374	48,158	381	—	69,913
Total operating expenses	21,374	763,401	1,315	—	786,090
Operating income (loss)	(21,374)	77,615	1,624	—	57,865
Other income (expense)
Equity in earnings of subsidiaries	74,379	1,605	—	(75,984)	—
Net gain on derivative instruments	—	52,297	—	—	52,297
Interest expense, net of capitalized interest	(98,751)	(11,778)	(19)	—	(110,548)
Other income (expense)	2	(757)	—	—	(755)
Total other income (expense)	(24,370)	41,367	(19)	(75,984)	(59,006)
Income (loss) before income taxes	(45,744)	118,982	1,605	(75,984)	(1,141)
Income tax benefit (expense)	44,923	(44,453)	—	—	470
Net income (loss) including non-controlling interests	(821)	74,529	1,605	(75,984)	(671)
Less: Net income attributable to non-controlling interests	—	150	1,112	(1,112)	150
Net income (loss) attributable to Oasis	$(821)	$74,379	$493	$(74,872)	$(821)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$432,968	$—	$432,968
Bulk oil sales	—	1,867	—	1,867
Midstream revenues	—	22,380	—	22,380
Well services revenues	—	29,459	—	29,459
Total revenues	—	486,674	—	486,674
Operating expenses
Lease operating expenses	—	98,283	—	98,283
Midstream operating expenses	—	6,095	—	6,095
Well services operating expenses	—	15,334	—	15,334
Marketing, transportation and gathering expenses	—	22,046	—	22,046
Bulk oil purchases	—	1,853	—	1,853
Production taxes	—	39,758	—	39,758
Depreciation, depletion and amortization	—	356,885	—	356,885
Exploration expenses	—	1,192	—	1,192
Impairment	—	3,967	—	3,967
General and administrative expenses	19,776	49,311	—	69,087
Total operating expenses	19,776	594,724	—	614,500
Loss on sale of properties	—	(1,305)	—	(1,305)
Operating loss	(19,776)	(109,355)	—	(129,131)
Other income (expense)
Equity in loss of subsidiaries	(110,454)	—	110,454	—
Net loss on derivative instruments	—	(55,624)	—	(55,624)
Interest expense, net of capitalized interest	(97,898)	(7,546)	—	(105,444)
Gain on extinguishment of debt	4,865	—	—	4,865
Other income	44	144	—	188
Total other expense	(203,443)	(63,026)	110,454	(156,015)
Loss before income taxes	(223,219)	(172,381)	110,454	(285,146)
Income tax benefit	34,891	61,927	—	96,818
Net loss	$(188,328)	$(110,454)	$110,454	$(188,328)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(821)	$74,529	$1,605	$(75,984)	$(671)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(74,379)	(1,605)	—	75,984	—
Depreciation, depletion and amortization	—	383,992	254	—	384,246
Impairment	—	6,021	—	—	6,021
Deferred income taxes	(44,923)	44,453	—	—	(470)
Derivative instruments	—	(52,297)	—	—	(52,297)
Equity-based compensation expenses	19,740	711	—	—	20,451
Deferred financing costs amortization and other	11,399	1,260	7	—	12,666
Working capital and other changes:
Change in accounts receivable	115,996	(87,610)	(5,630)	(103,778)	(81,022)
Change in inventory	—	(235)	—	—	(235)
Change in prepaid expenses	(190)	1,013	—	—	823
Change in other current assets	—	276	—	—	276
Change in long-term inventory and other assets	—	(12,843)	—	—	(12,843)
Change in accounts payable, interest payable and accrued liabilities	(12,571)	(62,542)	3,617	103,778	32,282
Change in other current liabilities	—	(10,490)	—	—	(10,490)
Net cash provided by (used in) operating activities	14,251	284,633	(147)	—	298,737
Cash flows from investing activities:
Capital expenditures	—	(443,649)	—	—	(443,649)
Proceeds from sale of properties	—	4,000	—	—	4,000
Derivative settlements	—	(804)	—	—	(804)
Advances from joint interest partners	—	(2,502)	—	—	(2,502)
Net cash used in investing activities	—	(442,955)	—	—	(442,955)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	764,000	—	—	764,000
Principal payments on revolving credit facility	—	(732,000)	—	—	(732,000)
Deferred financing costs	—	1,858	(1,954)	—	(96)
Proceeds from issuance of Oasis Midstream common units, net of offering costs	—	—	115,813	—	115,813
Purchases of treasury stock	(6,182)	—	—	—	(6,182)
Investment in subsidiaries / capital contributions from parent	(8,002)	121,714	(113,712)	—	—
Other	(55)	—	—	—	(55)
Net cash provided by (used in) financing activities	(14,239)	155,572	147	—	141,480
Increase (decrease) in cash and cash equivalents	12	(2,750)	—	—	(2,738)
Cash and cash equivalents at beginning of period	166	11,060	—	—	11,226
Cash and cash equivalents at end of period	$178	$8,310	$—	$—	$8,488

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(188,328)	$(110,454)	$110,454	$(188,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	110,454	—	(110,454)	—
Depreciation, depletion and amortization	—	356,885	—	356,885
Gain on extinguishment of debt	(4,865)	—	—	(4,865)
Loss on sale of properties	—	1,305	—	1,305
Impairment	—	3,967	—	3,967
Deferred income taxes	(34,891)	(61,927)	—	(96,818)
Derivative instruments	—	55,624	—	55,624
Equity-based compensation expenses	18,195	566	—	18,761
Deferred financing costs amortization and other	5,371	4,803	—	10,174
Working capital and other changes:
Change in accounts receivable	(85)	(88,509)	99,943	11,349
Change in inventory	—	2,559	—	2,559
Change in prepaid expenses	(135)	1,303	—	1,168
Change in other current assets	—	(240)	—	(240)
Change in long-term inventory and other assets	100	(248)	—	(148)
Change in accounts payable, interest payable and accrued liabilities	70,285	(12,333)	(99,943)	(41,991)
Change in other current liabilities	—	(6,000)	—	(6,000)
Change in other liabilities	—	17	—	17
Net cash provided by (used in) operating activities	(23,899)	147,318	—	123,419
Cash flows from investing activities:
Capital expenditures	—	(340,314)	—	(340,314)
Proceeds from sale of properties	—	12,333	—	12,333
Costs related to sale of properties	—	(310)	—	(310)
Derivative settlements	—	115,576	—	115,576
Advances from joint interest partners	—	544	—	544
Net cash used in investing activities	—	(212,171)	—	(212,171)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	835,000	—	835,000
Principal payments on revolving credit facility	—	(778,000)	—	(778,000)
Repurchase of senior unsecured notes	(435,907)	—	—	(435,907)
Proceeds from issuance of senior unsecured convertible notes	300,000	—	—	300,000
Deferred financing costs	(7,880)	(931)	—	(8,811)
Proceeds from sale of common stock	182,791	—	—	182,791
Purchases of treasury stock	(2,275)	—	—	(2,275)
Investment in subsidiaries / capital contributions from parent	(13,517)	13,517	—	—
Net cash provided by financing activities	23,212	69,586	—	92,798
Increase (decrease) in cash and cash equivalents	(687)	4,733	—	4,046
Cash and cash equivalents at beginning of period	777	8,953	—	9,730
Cash and cash equivalents at end of period	$90	$13,686	$—	$13,776

17. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as previously disclosed or noted below.
Derivative instruments. In October 2017, the Company entered into a new swap for natural gas which settles based on Henry Hub. The commodity contract included a total notional amount of 730,000 MMBtu with a weighted average floor price of $3.07 per MMBtu which settles in 2018. This derivative instrument does not qualify for and was not designated as hedging instruments for accounting purposes.
Lease obligations. On October 1, 2017, the Company executed an amendment to its office space lease agreement to extend its term to March 31, 2029 and to lease an additional 8,915 square feet of space within its current office building. This amendment increased the Company’s total future minimum rental commitments under non-cancelable leases for office space to $33.3 million. Under the terms of the amendment, the Company’s rental obligation for the new premises will begin upon occupancy of such premises for the purpose of conducting business therefrom, which is projected to be in April 2018 or earlier.
Credit facility borrowing base. On October 17, 2017, the Lenders completed their regular semi-annual redetermination of the borrowing base of the Second Amended Credit Facility, resulting in the borrowing base and the aggregate elected commitment reaffirmed at $1,600.0 million and $1,150.0 million, respectively. The next redetermination of the Company’s borrowing base is scheduled for April 1, 2018.
OMP LTIP phantom unit grant. On October 19, 2017 (the “Grant Date”), OMP granted awards under the OMP LTIP of 101,500 phantom units (collectively, the “Phantom Units,” and each a “Phantom Unit”) to certain employees of Oasis. Each Phantom Unit represents the right to receive, upon vesting of the award, a cash payment equal to the fair market value of one OMP common unit on the day prior to the date it vests (the “Vesting Date”). Award recipients are also entitled to Distribution Equivalent Rights (a “DER”) with respect to each Phantom Unit received. Each DER represents the right to receive, upon vesting of the award, a cash payment equal to the value of the distributions paid on one OMP common unit between the Grant Date and the applicable Vesting Date. Each award of Phantom Units vests in equal amounts each year over a three-year period, and compensation expense will be recognized over the requisite service period.
Consent and Tenth Amendment to Second Amended and Restated Credit Agreement. On November 6, 2017, the Company entered into the Tenth Amendment (the “Amendment”) to the Oasis Credit Facility, pursuant to which the Lenders consented to (i) the termination of the limited recourse guaranty agreements by and between each of Beartooth DevCo LLC and Bobcat DevCo LLC (collectively, the “DevCos,” and each a “DevCo”) and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”), under the Oasis Credit Facility and (ii) the termination and release of each DevCo’s DevCo Mortgage (as defined in the Amendment). Further, OMS, in its capacity as the majority owner of each of the DevCos, entered into the Undertaking Agreements with the Administrative Agent pursuant to which OMS agreed to limitations on the activities of each DevCo, including, but not limited to, the incurrence of indebtedness, asset acquisitions or dispositions, investments, mergers, issuance of additional equity interests, creation of liens on any DevCo assets or entry into any agreement that would restrict or prohibit the granting of liens on any DevCo assets, loans or advances to other persons, entry into any transaction with an affiliate, formation of a subsidiary and entry into any swap or similar derivative transaction (the “DevCo Covenants”). OMS further agreed to cause corresponding amendments to the Limited Liability Company Agreement of each DevCo to implement the DevCo Covenants and to require unanimous member approval for any amendment to the DevCo Covenants.
Assignment of contract for construction of natural gas processing plant. On November 6, 2017, OMS agreed to assign to Bighorn DevCo LLC an indirect, wholly-owned subsidiary of OMP, the construction of a second gas processing plant to support Oasis’s production. Pursuant to this assignment, Bighorn DevCo LLC has agreed to assume (i) a fixed price agreement for engineering, procurement and construction of a 200 million standard cubic feet per day natural gas processing plant (the “EPC Agreement” and “Gas Plant II,” respectively), (ii) title to Gas Plant II and the ancillary equipment being constructed under the EPC Agreement, and (iii) a master service agreement and work orders pursuant to which the contractor has agreed to provide mechanical refrigeration units to support Gas Plant II’s operation. In addition, OMP has agreed to reimburse OMS for all capital expenditures previously made under the EPC Agreement or otherwise in respect of Gas Plant II. Finally, the Gas Gathering, Compression, Processing, and Gas Lift Agreement by and among OPNA, OPM, OMS, and OMP, dated as of September 25, 2017, was amended to reflect the Gas Plant II’s additional processing capacity. OMP currently estimates that it will reimburse OMS approximately $66.7 million in connection with Gas Plant II.

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
Forward-looking statements may include statements about:

•	our business strategy;

•	estimated future net reserves and present value thereof;

•	timing and amount of future production of oil and natural gas;

•	drilling and completion of wells;

•	estimated inventory of wells remaining to be drilled and completed;

•	costs of exploiting and developing our properties and conducting other operations;

•	availability of drilling, completion and production equipment and materials;

•	availability of qualified personnel;

•	owning and operating a midstream company, including ownership interests in a master limited partnership;

•	owning and operating a well services company;

•	infrastructure for produced and flowback water gathering and disposal;

•	gathering, transportation and marketing of oil and natural gas, both in the Williston Basin and other regions in the United States;

•	property acquisitions, including our recent acquisition of oil and gas properties in the Williston Basin;

•	integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;

•	the amount, nature and timing of capital expenditures;

•	availability and terms of capital;

•	our financial strategy, budget, projections, execution of business plan and operating results;

•	cash flows and liquidity;

•	oil and natural gas realized prices;

•	general economic conditions;

•	operating environment, including inclement weather conditions;

•	effectiveness of risk management activities;

•	competition in the oil and natural gas industry;

•	counterparty credit risk;

•	environmental liabilities;

•	governmental regulation and the taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas-producing countries;

•	technology;

•	uncertainty regarding future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.
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
Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of unconventional oil and natural gas resources primarily in the North Dakota and Montana regions of the Williston Basin. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. Our drilling activity is primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. Oasis Petroleum North America LLC (“OPNA”) conducts our domestic oil and natural gas E&P activities. We also operate a midstream services business through OMS Holdings LLC (“OMS”) and a well services business through Oasis Well Services LLC (“OWS”), both of which are separate reportable business segments that are complementary to our primary development and production activities. The revenues and expenses related to work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.
Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. We built our Williston Basin assets through acquisitions and development activities, which were financed with a combination of capital from private investors, borrowings under the senior secured revolving line of credit (the “Oasis Credit Facility”), cash flows provided by operating activities, proceeds from our senior unsecured notes, proceeds from our public equity offerings, the sale of certain non-core oil and gas properties and cash settlements of derivative contracts. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided an entry into a new area of interest or complemented our existing operations. In addition, the acquisition of non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives.
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
In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. We enter into crude oil and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. Currently, 90% of our gross operated oil production and substantially all of our gross operated natural gas production are connected to these gathering systems, and our crude oil price differentials have improved to less than $2.00 per barrel primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 450,000 barrels per day.
Highlights:

•	We produced 66,125 barrels of oil equivalent per day (“Boepd”) in the third quarter of 2017;

•	We completed and placed on production 24 gross (15.1 net) operated wells in the Williston Basin in the third quarter of 2017 and ended the quarter with 82 gross operated wells waiting on completion;

•	Our oil differentials have improved to $1.82 off of NYMEX West Texas Intermediate crude oil index price (“WTI”) in the third quarter of 2017;

•	We commenced operations of our second Oasis Well Services (“OWS”) fracturing crew during the third quarter of 2017;

•
Oasis Midstream Partners LP (“OMP” or “Oasis Midstream”) completed its initial public offering (“IPO”) of 8,625,000 common units, which includes 1,125,000 common units issued pursuant to the underwriters’ exercise of their option on October 10, 2017. This resulted in net proceeds of approximately $137.2 million, after deducting underwriting discounts and structuring fees, of which $131.6 million was distributed to Oasis;

•
We announced investment in and assignment of second Wild Basin Gas Plant (“Gas Plant II”) with a total capacity of 200 million standard cubic feet per day to service gas production from its highly economic inventory;

•
Total capital expenditures were $240.4 million and $523.1 million for the three and nine months ended September 30, 2017, respectively. We expect full year 2017 adjusted capital expenditures to total $620.0 million, in line with prior guidance. See “Liquidity and Capital Resources” below;

•
At September 30, 2017, we had $8.5 million of cash and cash equivalents and had total liquidity of $953.5 million, including the availability under the Oasis Credit Facility and the OMP Operating LLC revolving line of credit (collectively, our “Revolving Credit Facilities”);

•
Net cash provided by operating activities was $88.9 million for the three months ended September 30, 2017. Adjusted EBITDA, a non-GAAP financial measure, was $179.6 million for the three months ended September 30, 2017. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our bulk oil sales are derived from the sale of oil purchased through our marketing activities primarily for blending. Our midstream revenues are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, natural gas gathering and processing, fresh water sales and crude oil gathering and transportation. Our well services revenues are derived from well services, product sales and equipment rentals. Substantially all of our midstream revenues and well services revenues are from services for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation and are therefore not included in midstream and well services revenues.
The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating results (in thousands):
Revenues
Oil	$221,004	$147,095	$73,909	$623,603	$411,201	$212,402
Natural gas	27,644	9,221	18,423	80,930	21,767	59,163
Bulk oil sales	21,195	1,867	19,328	56,917	1,867	55,050
Midstream	18,767	8,487	10,280	48,939	22,380	26,559
Well services	16,138	10,641	5,497	33,566	29,459	4,107
Total revenues	$304,748	$177,311	$127,437	$843,955	$486,674	$357,281
Production data:
Oil (MBbls)	4,768	3,628	1,140	13,552	11,245	2,307
Natural gas (MMcf)	7,894	5,007	2,887	23,131	13,809	9,322
Oil equivalents (MBoe)	6,083	4,463	1,620	17,408	13,547	3,861
Average daily production (Boepd)	66,125	48,509	17,616	63,764	49,440	14,324
Average sales prices:
Oil, without derivative settlements (per Bbl)	$46.35	$40.54	$5.81	$46.02	$36.57	$9.45
Oil, with derivative settlements (per Bbl)(1)	43.50	43.79	(0.29)	41.70	46.85	(5.15)
Natural gas (per Mcf)(2)	3.50	1.84	1.66	3.50	1.58	1.92
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

Three months ended September 30, 2017 as compared to three months ended September 30, 2016
Oil and gas revenues. Our oil and gas revenues increased $92.3 million, or 59%, to $248.6 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The higher oil and natural gas production amounts sold increased revenues by $62.9 million coupled with a $29.4 million increase due to the higher oil and natural gas sales prices during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Average oil sales prices, without derivative settlements, increased by $5.81 per barrel to an average of $46.35 per barrel, and average natural gas sales prices, which includes the value for natural gas and natural gas liquids, increased by $1.66 per thousand cubic feet (“Mcf”) to an average of $3.50 per Mcf for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Average daily production sold increased by 17,616 Boepd to 66,125 Boepd during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in average daily production sold was primarily a result of our acquisition completed on December 1, 2016 of approximately 55,000 net acres in the Williston Basin (the “Williston Basin Acquisition”) and our 48.2 total net well completions in the Williston Basin during the twelve months ended September 30, 2017.
Bulk oil sales. Bulk oil sales, which represent the sale of crude oil purchased primarily for blending at our crude oil terminal that began in late 2016, increased $19.3 million to $21.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Midstream revenues. Midstream revenues increased $10.3 million to $18.8 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was driven by a $7.2 million increase primarily related to higher natural gas volumes gathered, compressed and processed coupled with a $2.9 million increase related to higher oil volumes gathered, stabilized and transported as a result of the start up of our natural gas processing plant and our oil gathering system in the second half of 2016, respectively.
Well services revenues. Our well services revenues increased by 52% to $16.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to increased well completion product sales coupled with an increase in well completion activity as a result of adding a second fracturing fleet during the three months ended September 30, 2017.
Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016
Oil and gas revenues. Our oil and gas revenues increased $271.6 million, or 63%, to $704.5 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The higher oil and natural gas production amounts sold increased revenues by $138.8 million coupled with a $132.8 million increase due to higher oil and natural gas sales prices during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Average oil sales prices, without derivative settlements, increased by $9.45 per barrel to an average of $46.02 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, increased by $1.92 per Mcf to an average of $3.50 per Mcf for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Average daily production sold increased by 14,324 Boepd to 63,764 Boepd period over period. The increase in average daily production sold was primarily a result of the Williston Basin Acquisition completed on December 1, 2016 of approximately 55,000 net acres.
Bulk oil sales. Bulk oil sales increased $55.0 million to $56.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which represents the sale of crude oil purchased primarily for blending at our crude oil terminal that began in late 2016.
Midstream revenues. Midstream revenues increased $26.6 million to $48.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was driven by a $20.8 million increase primarily related to higher natural gas volumes gathered, compressed and processed coupled with a $7.2 million increase related to higher oil volumes gathered, stabilized and transported as a result of the start up of our natural gas processing plant and our oil gathering system in the second half of 2016, respectively. These increases were offset by a decrease of $1.5 million related to produced and flowback water disposal revenues.
Well services revenues. We increased the pace of our well completions in 2017 and added a second fracturing fleet during the third quarter of 2017. Our well services revenues increased by 14% to $33.6 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to an increase in well completion product sales and well completion activity, offset by OWS completing OPNA wells with a lower average third-party working interest period over period.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In thousands, except per Boe of production)
Operating expenses:
Lease operating expenses	$45,334	$35,696	$9,638	$133,871	$98,283	$35,588
Midstream operating expenses	4,301	2,617	1,684	10,891	6,095	4,796
Well services operating expenses	9,125	5,548	3,577	21,115	15,334	5,781
Marketing, transportation and gathering expenses	15,028	7,003	8,025	38,018	22,046	15,972
Bulk oil purchases	21,701	1,853	19,848	57,683	1,853	55,830
Production taxes	21,052	14,638	6,414	60,322	39,758	20,564
Depreciation, depletion and amortization	132,289	111,948	20,341	384,246	356,885	27,361
Exploration expenses	854	489	365	4,010	1,192	2,818
Impairment	139	382	(243)	6,021	3,967	2,054
General and administrative expenses	22,531	22,845	(314)	69,913	69,087	826
Total operating expenses	272,354	203,019	69,335	786,090	614,500	171,590
Gain (loss) on sale of properties	—	6	(6)	—	(1,305)	1,305
Operating income (loss)	32,394	(25,702)	58,096	57,865	(129,131)	186,996
Other income (expense)
Net gain (loss) on derivative instruments	(54,310)	20,847	(75,157)	52,297	(55,624)	107,921
Interest expense, net of capitalized interest	(37,389)	(31,726)	(5,663)	(110,548)	(105,444)	(5,104)
Gain (loss) on extinguishment of debt	—	(13,793)	13,793	—	4,865	(4,865)
Other income (expense)	(605)	(259)	(346)	(755)	188	(943)
Total other income (expense)	(92,304)	(24,931)	(67,373)	(59,006)	(156,015)	97,009
Loss before income taxes	(59,910)	(50,633)	(9,277)	(1,141)	(285,146)	284,005
Income tax benefit	18,846	16,691	2,155	470	96,818	(96,348)
Net loss including non-controlling interests	(41,064)	(33,942)	(7,122)	(671)	(188,328)	187,657
Less: Net income attributable to non-controlling interests(2)	150	—	150	150	—	150
Net loss attributable to Oasis	$(41,214)	$(33,942)	$(7,272)	$(821)	$(188,328)	$187,507
Costs and expenses (per Boe of production):
Lease operating expenses	$7.45	$8.00	$(0.55)	$7.69	$7.26	$0.43
Marketing, transportation and gathering expenses(1)	2.47	1.57	0.90	2.18	1.63	0.55
Production taxes	3.46	3.28	0.18	3.47	2.93	0.54
Depreciation, depletion and amortization	21.75	25.08	(3.33)	22.07	26.35	(4.28)
General and administrative expenses	3.70	5.12	(1.42)	4.02	5.10	(1.08)
____________________

(1)
Prior to the first quarter of 2017, marketing, transportation and gathering expenses included bulk purchase costs related to blending at our crude oil terminal on our Condensed Consolidated Statements of Operations. Prior periods have been adjusted retrospectively to reflect these expenses in bulk oil purchases on our Condensed Consolidated Statements of Operations.

(2)	As OMP completed its IPO on September 25, 2017, the net income attributable to non-controlling interests represents the interest owned by the public for the six days ended September 30, 2017.

Three months ended September 30, 2017 as compared to three months ended September 30, 2016
Lease operating expenses. Lease operating expenses increased $9.6 million to $45.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions and the Williston Basin Acquisition coupled with an increase in workover costs during the three months ended September 30, 2017. Lease operating expenses decreased quarter over quarter from $8.00 per Boe to $7.45 per Boe.
Midstream operating expenses. Midstream operating expenses represent operating expenses incurred by OMS associated with volumes for third-party working interest owners. The $1.7 million increase quarter over quarter was primarily related to the start up of our natural gas processing plant and our oil gathering system during 2016 coupled with an increase in freshwater purchases.
Well services operating expenses. Well services operating expenses represent operating expenses incurred by OWS for third-party working interest owners’ share of completion services. The $3.6 million increase quarter over quarter was primarily attributable to an increase in well completion product sales, maintenance and trucking costs and higher well completion activity.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $8.0 million, or $0.90 per Boe, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which was primarily attributable to higher oil gathering and transportation expenses related to the start up of the Dakota Access Pipeline in 2017 and the start up of our oil gathering system in the second half of 2016. In addition, natural gas gathering and processing expenses increased due to additional well connections on OMS infrastructure and the start up of our natural gas processing plant in the second half of 2016. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $2.50 during the three months ended September 30, 2017 as compared to $1.58 during the three months ended September 30, 2016 primarily due to the higher aforementioned costs.
Bulk oil purchases. Bulk purchases, which represent the crude oil purchased primarily for blending at our crude oil terminal that began in late 2016, increased $19.8 million to $21.7 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 8.5% and 9.4% for the three months ended September 30, 2017 and 2016, respectively. The production tax rate decreased period over period primarily due to a lower oil production mix. North Dakota’s natural gas production tax is $0.0555 per Mcf.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $20.3 million to $132.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase in DD&A expense for the three months ended September 30, 2017 was a result of production increases from our wells completed during the three months ended September 30, 2017 coupled with the Williston Basin Acquisition, offset by a decrease in the DD&A rate to $21.75 per Boe for the three months ended September 30, 2017 as compared to $25.08 per Boe for the three months ended September 30, 2016. The decrease in the DD&A rate was primarily due to lower well costs for wells completed during the second half of 2016 and the first half of 2017.
Impairment. As a result of periodic assessments of our unproved properties not held-by-production, we recorded an impairment loss on our unproved oil and natural gas properties of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. For the three months ended September 30, 2016, we also recorded an impairment loss on our unproved oil and natural gas properties of $0.2 million due to leases that expired in the period. No impairment charges of proved oil and gas or other properties were recorded for the three months ended September 30, 2017 and 2016.
General and administrative expenses (“G&A”). Our G&A decreased $0.3 million to $22.5 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. E&P G&A decreased $1.4 million quarter over quarter primarily due to $1.8 million of bad debt expense recorded during the three months ended September 30, 2016. OWS G&A decreased $0.3 million to $2.9 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. OMS G&A increased $1.3 million quarter over quarter primarily due to increased employee compensation expenses as a result of organizational growth due to increased activity and the start up of our natural gas processing plant in the third quarter of 2016.

Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil changes, we incurred a $54.3 million net loss on derivative instruments, including net cash settlement receipts of $8.1 million, for the three months ended September 30, 2017, and a $20.8 million net gain on derivative instruments, including net cash settlement receipts of $11.8 million for the three months ended September 30, 2016. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $5.7 million from $31.7 million for the three months ended September 30, 2016 to $37.4 million for the three months ended September 30, 2017 primarily due to interest expense related to our senior unsecured convertible notes issued in September 2016, which includes debt discount amortization, and the Oasis Credit Facility coupled with a decrease in capitalized interest due to lower costs for work in progress assets as a result of the completion of our natural gas processing plant in the third quarter of 2016. These increases were offset by the repurchase of an aggregate principal amount of $447.0 million of outstanding senior unsecured notes in 2016, which resulted in a $2.1 million decrease in interest costs. For the three months ended September 30, 2017 and 2016, the weighted average debt outstanding under the Oasis Credit Facility was $484.9 million and $84.3 million, respectively. The weighted average interest rate incurred on the outstanding borrowings under the Oasis Credit Facility was 3.0% and 2.1% for the three months ended September 30, 2017 and 2016, respectively. Interest capitalized during the three months ended September 30, 2017 and 2016 was $3.1 million and $4.4 million, respectively.
Gain on extinguishment of debt. For the three months ended September 30, 2017, we did not repurchase any portion of our outstanding senior unsecured notes. During the three months ended September 30, 2016, we repurchased an aggregate principal amount of $370.4 million of our outstanding senior unsecured notes for an aggregate cost of $379.0 million, including accrued interest and fees. For the three months ended September 30, 2016, we recognized a pre-tax loss related to the repurchase of $13.8 million of our outstanding senior unsecured notes, which included unamortized deferred financing costs write-offs of $5.3 million.
Income taxes. The income tax benefit for the three months ended September 30, 2017 and 2016 was recorded at 31.5% and 33.0% of pre-tax loss, respectively. The Company’s effective tax rate for the three months ended September 30, 2017 was lower than the effective tax rate for the three months ended September 30, 2016 primarily due to the portion of OMP’s earnings allocated to the non-controlling public limited partners, which are not subject to tax for the Company.
Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016
Lease operating expenses. Lease operating expenses increased $35.6 million to $133.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions and the Williston Basin Acquisition coupled with an increase in workover costs during the nine months ended September 30, 2017. Lease operating expenses increased from $7.26 per Boe for the nine months ended September 30, 2016 to $7.69 per Boe for the nine months ended September 30, 2017.
Midstream operating expenses. Midstream operating expenses represent operating expenses incurred by OMS associated with third-party working interest owners’ share of volumes. The $4.8 million increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily related to the start up of our natural gas processing plant and our oil gathering system during 2016.
Well services operating expenses. Well services operating expenses represent operating expenses incurred by OWS for third-party working interest owners’ share of completion services. The $5.8 million increase period over period was primarily attributable to increased well completion product sales, coupled with increased trucking costs and increased well completion activity due to the addition of a second fracturing fleet during the third quarter of 2017, offset by OWS completing OPNA wells with a lower average third-party working interest period over period.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $16.0 million, or $0.55 per Boe, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which was primarily attributable to an increase in natural gas gathering and processing expenses related to additional well connections on OMS infrastructure and the start up of our natural gas processing plant in the second half of 2016. In addition, oil gathering and transportation expenses increased due to the start up of the Dakota Access Pipeline in 2017 and the start up of our oil gathering system in the second half of 2016. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $2.16 during the nine months ended September 30, 2017 as compared to $1.58 during the nine months ended September 30, 2016 primarily due to the higher aforementioned costs.
Bulk oil purchases. Bulk oil purchases, which represent the crude oil purchased primarily for blending at our crude oil terminal that began in late 2016, increased $55.8 million to $57.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Production taxes. Our production taxes as a percentage of oil and natural gas sales were 8.6% and 9.2% for the nine months ended September 30, 2017 and 2016, respectively. The production tax rate decreased period over period primarily due to a lower oil production mix. North Dakota’s natural gas production tax is $0.0555 per Mcf.
Depreciation, depletion and amortization. DD&A expense increased $27.4 million to $384.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase in DD&A expense period over period was a result of production increases from our wells completed during the nine months ended September 30, 2017 coupled with the Williston Basin Acquisition, offset by a decrease in the DD&A rate to $22.07 per Boe for the nine months ended September 30, 2017 as compared to $26.35 per Boe for the nine months ended September 30, 2016. The decrease in the DD&A rate was primarily due to lower well costs for wells completed during the second half of 2016 and the first half of 2017.
Impairment. As a result of periodic assessments of our unproved properties not held-by-production, we recorded an impairment loss on our unproved oil and natural gas properties of $6.0 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. For the nine months ended September 30, 2016, we also recorded an impairment loss of $3.6 million to further adjust the carrying value of our properties held for sale to their estimated fair value, determined based on the expected sales price less costs to sell, and non-cash impairment charges of $0.2 million for unproved properties due to leases that expired during the period. No impairment charges of proved oil and gas or other properties were recorded for the nine months ended September 30, 2017.
General and administrative expenses. Our G&A increased $0.8 million to $69.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. OMS G&A increased $3.0 million period over period primarily due to increased employee compensation as a result of organizational growth within this segment due to the start up of our natural gas processing plant in the third quarter of 2016. OWS G&A decreased $2.0 million primarily due to OWS completing OPNA wells with a lower average third-party working interest period over period coupled with a decrease in rental expenses, offset by an increase in compensation expense due to the addition of the second fracturing fleet in the third quarter of 2017. E&P G&A was $57.8 million and $58.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil price changes, we incurred a $52.3 million net gain on derivative instruments, including net cash settlement payments of $0.8 million, for the nine months ended September 30, 2017, and a $55.6 million net loss on derivative instruments, including net cash settlement receipts of $115.6 million, for the nine months ended September 30, 2016. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $5.1 million from $105.4 million for the nine months ended September 30, 2016 to $110.5 million for the nine months ended September 30, 2017 primarily due to interest expense related to our senior unsecured convertible notes issued in September 2016, which includes debt discount amortization, and the Oasis Credit Facility coupled with a decrease in capitalized interest due to lower costs for work in progress assets as a result of the completion of our natural gas processing plant in the third quarter of 2016. These increases were offset by the repurchase of an aggregate principal amount of $447.0 million of outstanding senior unsecured notes in 2016, which resulted in a $16.4 million decrease in interest costs. For the nine months ended September 30, 2017 and 2016, the weighted average debt outstanding under the Oasis Credit Facility was $436.2 million and $91.2 million, respectively. The weighted average interest rate incurred on the outstanding borrowings under the Oasis Credit Facility was 2.8% and 2.0% for the nine months ended September 30, 2017 and 2016, respectively. Interest capitalized during the nine months ended September 30, 2017 and 2016 was $8.8 million and $13.7 million, respectively.
Gain on extinguishment of debt. For the nine months ended September 30, 2017, we did not repurchase any portion of our outstanding senior unsecured notes. During the nine months ended September 30, 2016, we repurchased an aggregate principal amount of $447.0 million of our outstanding senior unsecured notes for an aggregate cost of $435.9 million, including accrued interest and fees. For the nine months ended September 30, 2016, we recognized a pre-tax gain related to the repurchase of $4.9 million, which included unamortized deferred financing costs write-offs of $6.3 million.
Income taxes. The income tax benefit for the nine months ended September 30, 2017 and 2016 was recorded at 41.2% and 34.0% of pre-tax loss, respectively. The Company’s effective tax rate for the nine months ended September 30, 2017 was higher than the effective tax rate for the nine months ended September 30, 2016 primarily due to the impact of amounts expensed for book purposes versus the amounts deductible for income tax purposes related to equity-based compensation vesting at prices higher than the grant date values and non-deductible compensation, offset by the portion of OMP’s earnings allocated to the non-controlling public limited partners, which are not subject to tax for the Company.

Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been proceeds from our senior unsecured notes, borrowings under our Revolving Credit Facilities, proceeds from public equity offerings, cash flows from operations, the sale of certain non-core oil and gas properties and cash settlements of derivative contracts. Our primary uses of capital have been for the acquisition and development of oil and natural gas properties and midstream infrastructure, payment of operating and general and administrative costs, interest payments on outstanding debt and repurchases of our senior unsecured notes. We continually monitor potential capital sources, including equity and debt financings and potential asset monetizations, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the nine months ended September 30, 2017 and 2016 are presented below:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$298,737	$123,419
Net cash used in investing activities	(442,955)	(212,171)
Net cash provided by financing activities	141,480	92,798
Increase (decrease) in cash and cash equivalents	$(2,738)	$4,046
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
Cash flows provided by operating activities
Net cash provided by operating activities was $298.7 million and $123.4 million for the nine months ended September 30, 2017 and 2016, respectively. The change in cash flows from operating activities for the period ended September 30, 2017 as compared to 2016 was primarily the result of higher oil production amounts sold and higher realized oil sales prices.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $99.3 million at September 30, 2017 primarily due to increases in our current liabilities, including accrued liabilities for drilling and development costs. As of September 30, 2017, we had $953.5 million of liquidity available, including $8.5 million in cash and cash equivalents and $945.0 million of unused borrowing base committed capacity available under our Revolving Credit Facilities. At September 30, 2016, we had a working capital deficit of $68.3 million.

Cash flows used in investing activities
Net cash used in investing activities was $443.0 million and $212.2 million during the nine months ended September 30, 2017 and 2016, respectively. Net cash used in investing activities during the nine months ended September 30, 2017 was primarily attributable to $443.6 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the nine months ended September 30, 2016 was primarily attributable to $340.3 million in capital expenditures primarily for drilling and development costs, partially offset by $115.6 million of derivative settlements received as a result of lower commodity prices and $12.3 million in proceeds received from the sale of certain legacy wells.
Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended September 30, 2017
	March 31, 2017	June 30, 2017	September 30, 2017
	(In thousands)
Capital expenditures:
E&P	$90,780	$100,822	$149,912	$341,514
OMS	13,144	66,118	79,624	158,886
OWS	—	268	5,142	5,410
Other capital expenditures(1)	5,871	5,767	5,695	17,333
Total capital expenditures(2)	$109,795	$172,975	$240,373	$523,143
___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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

Our total 2017 capital expenditure budget is $620.0 million, which includes $410.0 million of drilling and completion capital expenditures (including expected savings from services provided by OMS and OWS), $110.0 million for midstream infrastructure and $100.0 million of other capital expenditures, including other E&P capital, capitalized interest, OWS and administrative capital.
While we have budgeted $620.0 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Furthermore, if we acquire additional acreage, our capital expenditures may be higher than budgeted. We believe that cash on hand, including cash flows from operating activities and availability under our Revolving Credit Facilities should be sufficient to fund our 2017 capital expenditure budget and to meet our future obligations. However, because the operated wells funded by our 2017 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
Our capital expenditures totaled $523.1 million for the nine months ended September 30, 2017, of which $57.0 million was reimbursed by OMP with the assignment of Gas Plant II. Additionally, we acquired a freshwater intake facility from the Missouri River and a freshwater distribution system that it is expanding to service a portion of the our completion activity in Wild Basin (collectively, the “Freshwater Project”). The Freshwater Project costs for the nine months ended September 30, 2017, including the acquisition, totaled approximately $23.0 million. At the time of the OMP IPO, the Freshwater Project was included in Beartooth DevCo LLC, which is 60% owned by Oasis. Excluding the Gas Plant II and the Freshwater Project, our capital expenditures would have totaled $443.0 million for the nine months ended September 30, 2017, which is in line with the Company’s capital expenditure plan for the nine months ended September 30, 2017. Excluding the Gas Plant II and the Freshwater Project for the full year 2017 capital expenditures, we continue to expect adjusted capital expenditures to be approximately $620.0 million, which includes $15.0 million for activating the second fracturing spread for OWS.
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

Cash flows provided by financing activities
Net cash provided by financing activities was $141.5 million and $92.8 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, cash provided by financing activities was primarily due to proceeds from the borrowings under our Oasis Credit Facility coupled with proceeds from the sale of OMP common units (see Note 3 – Oasis Midstream Partners LP ), net of offering costs, partially offset by principal payments on our Oasis Credit Facility. Net cash provided by financing activities during the nine months ended September 30, 2016 was primarily due to proceeds from the borrowings under our Oasis Credit Facility and net proceeds from the issuance of our senior unsecured convertible notes and common stock, partially offset by principal payments on our Oasis Credit Facility and the repurchase of a portion of our outstanding senior unsecured notes. For both the nine months ended September 30, 2017 and 2016, cash was used in financing activities for the purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
Senior secured revolving line of credit. We have the Oasis Credit Facility with an overall senior secured line of credit of $2,500.0 million as of September 30, 2017. The Oasis Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Oasis Credit Facility is April 13, 2020, provided that the 7.25% senior unsecured notes due February 2019 (the “2019 Notes”) are retired or refinanced 90 days prior to their maturity date. On April 10, 2017, the lenders under the Oasis Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2017, resulting in an increase in the borrowing base from $1,150.0 million to $1,600.0 million; however, we elected to limit the Lenders’ aggregate commitment to $1,150.0 million. On September 25, 2017, we entered into the ninth amendment to the Oasis Credit Facility to permit the transactions and agreements entered into in connection with the OMP IPO. On October 17, 2017, the Lenders completed their regular semi-annual redetermination of the borrowing base of the Second Amended Credit Facility, resulting in the borrowing base and the aggregate elected commitment reaffirmed at $1,600.0 million and $1,150.0 million, respectively. The next redetermination of the borrowing base is scheduled for April 1, 2018.
On November 6, 2017, we entered into the Tenth Amendment (the “Amendment”) to the Oasis Credit Facility, pursuant to which the Lenders consented to (i) the termination of the limited recourse guaranty agreements by and between each of Beartooth DevCo LLC and Bobcat DevCo LLC (collectively, the “DevCos,” and each a “DevCo”) and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”), under the Oasis Credit Facility and (ii) the termination and release of each DevCo’s DevCo Mortgage (as defined in the Amendment). Further, OMS, in its capacity as the majority owner of each of the DevCos, entered into the Undertaking Agreements with the Administrative Agent pursuant to which OMS agreed to limitations on the activities of each DevCo, including, but not limited to, the incurrence of indebtedness, asset acquisitions or dispositions, investments, mergers, issuance of additional equity interests, creation of liens on any DevCo assets or entry into any agreement that would restrict or prohibit the granting of liens on any DevCo assets, loans or advances to other persons, entry into any transaction with an affiliate, formation of a subsidiary and entry into any swap or similar derivative transaction (the “DevCo Covenants”). OMS further agreed to cause corresponding amendments to the Limited Liability Company Agreement of each DevCo to implement the DevCo Covenants and to require unanimous member approval for any amendment to the DevCo Covenants.
At September 30, 2017, we had $395.0 million of borrowings at a weighted average interest rate of 3.0% and $10.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $745.0 million.
The Oasis Credit Facility contains covenants that include, among others:

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

•
a requirement that we maintain a ratio of consolidated EBITDAX (as defined in the Oasis Credit Facility) to consolidated Interest Expense (as defined in the Oasis Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter; and

•
a requirement that we maintain a Current Ratio (as defined in the Oasis Credit Facility) of consolidated current assets (including unused borrowing base committed capacity and with exclusions as described in the Oasis Credit Facility) to consolidated current liabilities (with exclusions as described in the Oasis Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter.

The Oasis Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. We were in compliance with the financial covenants of the Oasis Credit Facility at September 30, 2017. At September 30, 2017, our consolidated EBITDAX was $602.4 million and our consolidated Interest Expense was $140.7 million, resulting in a ratio of 4.3 as compared to a minimum required ratio of 2.5. In addition, as of September 30, 2017, our consolidated current assets and consolidated current liabilities (as described above) were $1,066.8 million and $405.3 million, respectively, resulting in a Current Ratio of 2.6 as compared to a minimum required ratio of 1.0. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
OMP Operating LLC revolving line of credit. On September 25, 2017, OMP entered into a credit agreement (the “OMP Credit Agreement”) for a $200.0 million revolving credit facility with OMP Operating LLC, a subsidiary of OMP, as borrower (the “OMP Credit Facility”), which has a maturity date of September 25, 2022. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the OMP Credit Facility may be increased up to $400.0 million, subject to certain conditions. No amounts were outstanding under the OMP Credit Facility at September 30, 2017.
Borrowings under the OMP Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Agreement). The applicable margin for borrowings under the OMP Credit Facility varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
The OMP Credit Facility requires OMP to maintain the following financial covenants as of the end of each fiscal quarter: (1) consolidated total leverage ratio, (2) consolidated senior secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are guaranteed by OMP and all wholly-owned material subsidiaries of OMP. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at September 30, 2017.
Senior unsecured notes. At September 30, 2017, our long-term debt includes outstanding obligations of $1,753.0 million for senior unsecured notes (the “Senior Notes”), including $54.3 million of the 2019 Notes, $395.5 million of the 6.5% senior unsecured notes due November 2021 (the “2021 Notes”), $937.1 million of the 6.875% senior unsecured notes due March 2022 (the “2022 Notes”) and $366.1 million of the 6.875% senior unsecured notes due January 2023 (the “2023 Notes”).
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
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of September 30, 2017.

Senior unsecured convertible notes. In September 2016, we issued $300.0 million of 2.625% Senior Convertible Notes due September 2023. We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the measurement period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of September 30, 2017, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of September 30, 2017.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by our material subsidiaries.
Non-GAAP Financial Measures
Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities, earnings (loss) per share or any other measures prepared under GAAP. Because Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest expense	$37,389	$31,726	$110,548	$105,444
Capitalized interest	3,137	4,380	8,773	13,683
Amortization of deferred financing costs	(1,729)	(2,095)	(5,128)	(8,042)
Amortization of debt discount	(2,591)	(300)	(7,426)	(300)
Cash Interest	$36,206	$33,711	$106,767	$110,785

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

The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss including non-controlling interests	$(41,064)	$(33,942)	$(671)	$(188,328)
(Gain) loss on sale of properties	—	(6)	—	1,305
(Gain) loss on extinguishment of debt	—	13,793	—	(4,865)
Net (gain) loss on derivative instruments	54,310	(20,847)	(52,297)	55,624
Derivative settlements(1)	8,095	11,786	(804)	115,576
Interest expense, net of capitalized interest	37,389	31,726	110,548	105,444
Depreciation, depletion and amortization	132,289	111,948	384,246	356,885
Impairment	139	382	6,021	3,967
Exploration expenses	854	489	4,010	1,192
Equity-based compensation expenses	6,628	5,782	20,451	18,761
Income tax benefit	(18,846)	(16,691)	(470)	(96,818)
Other non-cash adjustments	(208)	(26)	491	697
Adjusted EBITDA	179,586	104,394	471,525	369,440
Adjusted EBITDA attributable to non-controlling interests	190	—	190	—
Adjusted EBITDA attributable to Oasis	179,396	104,394	471,335	369,440
Cash Interest	(36,206)	(33,711)	(106,767)	(110,785)
Capital expenditures(2)	(240,373)	(78,453)	(523,143)	(297,696)
Capitalized interest	3,137	4,380	8,773	13,683
Free Cash Flow	$(94,046)	$(3,390)	$(149,802)	$(25,358)

Net cash provided by operating activities	$88,876	$32,018	$298,737	$123,419
Derivative settlements(1)	8,095	11,786	(804)	115,576
Interest expense, net of capitalized interest	37,389	31,726	110,548	105,444
Exploration expenses	854	489	4,010	1,192
Deferred financing costs amortization and other	(3,795)	(3,622)	(12,666)	(10,174)
Changes in working capital	48,375	32,023	71,209	33,286
Other non-cash adjustments	(208)	(26)	491	697
Adjusted EBITDA	179,586	104,394	471,525	369,440
Adjusted EBITDA attributable to non-controlling interests	190	—	190	—
Adjusted EBITDA attributable to Oasis	179,396	104,394	471,335	369,440
Cash Interest	(36,206)	(33,711)	(106,767)	(110,785)
Capital expenditures(2)	(240,373)	(78,453)	(523,143)	(297,696)
Capitalized interest	3,137	4,380	8,773	13,683
Free Cash Flow	$(94,046)	$(3,390)	$(149,802)	$(25,358)
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

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Loss before income taxes including non-controlling interests	$(88,835)	$(66,333)	$(71,999)	$(331,075)
(Gain) loss on sale of properties	—	(6)	—	1,663
(Gain) loss on extinguishment of debt	—	13,793	—	(4,865)
Net (gain) loss on derivative instruments	54,310	(20,847)	(52,297)	55,624
Derivative settlements(1)	8,095	11,786	(804)	115,576
Interest expense, net of capitalized interest	37,369	31,726	110,528	105,444
Depreciation, depletion and amortization	129,626	109,668	376,818	346,240
Impairment	139	382	6,021	1,536
Exploration expenses	854	489	4,010	1,192
Equity-based compensation expenses	6,344	5,570	19,741	17,495
Other non-cash adjustments	(208)	(26)	491	697
Adjusted EBITDA	$147,694	$86,202	$392,509	$309,527
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Midstream Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income before income taxes including non-controlling interests	$25,179	$16,065	$69,046	$49,262
Gain on sale of properties	—	—	—	(358)
Interest expense, net of capitalized interest	20	—	20	—
Depreciation, depletion and amortization	4,163	1,909	11,375	5,325
Impairment	—	—	—	2,431
Equity-based compensation expenses	392	218	1,104	661
Adjusted EBITDA	$29,754	$18,192	$81,545	$57,321

Well Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income before income taxes including non-controlling interests	$10,832	$1,577	$9,195	$3,462
Depreciation, depletion and amortization	3,196	3,478	9,417	11,605
Equity-based compensation expenses	281	354	1,015	1,253
Adjusted EBITDA	$14,309	$5,409	$19,627	$16,320

Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share
We define Adjusted Net Income (Loss) Attributable to Oasis as net income (loss) after adjusting for (1) the impact of certain non-cash items, including non-cash changes in the fair value of derivative instruments, impairment and other similar non-cash charges, or non-recurring items, (2) the impact of net income attributable to non-controlling interests and (3) the non-cash and non-recurring items’ impact on taxes based on our effective tax rate applicable to those adjusting items, excluding net income attributable to non-controlling interests, in the same period. Adjusted Net Income (Loss) Attributable to Oasis is not a measure of net income (loss) as determined by GAAP. We define Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share as Adjusted Net Income (Loss) Attributable to Oasis divided by diluted weighted average shares outstanding. Management believes that the presentation of Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share provides useful additional information to investors and analysts for evaluating our operational trends and performance in comparison to our peers. This measure is more comparable to earnings estimates provided by securities analysts, and charges or amounts excluded cannot be reasonably estimated and are excluded from guidance provided by the Company.
The following table presents reconciliations of the GAAP financial measure of net income (loss) attributable to Oasis to the non-GAAP financial measure of Adjusted Net Income (Loss) Attributable to Oasis and the GAAP financial measure of diluted earnings (loss) attributable to Oasis per share to the non-GAAP financial measure of Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net loss attributable to Oasis	$(41,214)	$(33,942)	$(821)	$(188,328)
(Gain) loss on sale of properties	—	(6)	—	1,305
(Gain) loss on extinguishment of debt	—	13,793	—	(4,865)
Net (gain) loss on derivative instruments	54,310	(20,847)	(52,297)	55,624
Derivative settlements(1)	8,095	11,786	(804)	115,576
Impairment	139	382	6,021	3,967
Amortization of deferred financing costs	1,728	2,095	5,127	8,042
Amortization of debt discount	2,591	300	7,426	300
Other non-cash adjustments	(208)	(26)	491	697
Tax impact(2)	(24,941)	(2,798)	12,735	(67,598)
Adjusted Net Income (Loss) Attributable to Oasis	$500	$(29,263)	$(22,122)	$(75,280)

Diluted loss attributable to Oasis per share	$(0.18)	$(0.19)	$0.00	$(1.09)
(Gain) loss on sale of properties	—	—	—	0.01
(Gain) loss on extinguishment of debt	—	0.08	—	(0.03)
Net (gain) loss on derivative instruments	0.23	(0.12)	(0.22)	0.32
Derivative settlements(1)	0.03	0.07	—	0.67
Impairment	—	—	0.03	0.02
Amortization of deferred financing costs	0.01	0.01	0.02	0.05
Amortization of debt discount	0.01	—	0.03	—
Other non-cash adjustments	—	—	—	—
Tax impact(2)	(0.10)	(0.02)	0.05	(0.39)
Adjusted Diluted Loss Attributable to Oasis Per Share	$0.00	$(0.17)	$(0.09)	$(0.44)

Diluted weighted average shares outstanding	233,389	177,120	233,248	172,360

Effective tax rate applicable to adjustment items	37.4%	37.4%	37.4%	37.4%
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

Fair Value of Financial Instruments
See Note 6 – Fair Value Measurements to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2016 Annual Report. See Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.
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
We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. Our crude oil and natural gas contracts will settle monthly based on the average WTI and the average NYMEX Henry Hub natural gas index price, respectively. As of September 30, 2017, we utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of our future expected oil and natural gas production. A swap is a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of September 30, 2017:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Asset (Liability)
					Swap	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2017	Swaps	2,428,000	Bbl	$49.98				$(3,220)
Crude oil	2017	Two-way collar	728,000	Bbl			$46.25	$54.37	(576)
Crude oil	2017	Three-way collar	546,000	Bbl		$31.67	$45.83	$59.94	42
Crude oil	2018	Swaps	12,951,000	Bbl	$50.81				(13,746)
Crude oil	2018	Two-way collar	1,250,000	Bbl			$48.19	$53.33	(927)
Crude oil	2018	Three-way collar	186,000	Bbl		$31.67	$45.83	$59.94	51
Crude oil	2019	Swaps	3,423,000	Bbl	$50.83				(846)
Crude oil	2019	Two-way collar	93,000	Bbl			$48.67	$53.07	(25)
Crude oil	2020	Swaps	217,000	Bbl	$50.82				28
Natural gas	2017	Swaps	2,024,000	Mmbtu	$3.30				502
Natural gas	2018	Swaps	6,205,000	Mmbtu	$3.05				(3)
									$(18,720)
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $103.8 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $103.2 million.
Interest rate risk. We had (i) $54.3 million of senior unsecured notes at a fixed cash interest rate of 7.25% per annum, (ii) $395.5 million of senior unsecured notes at a fixed cash interest rate of 6.5% per annum, (iii) $1,303.2 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum and (iv) $300.0 million of senior unsecured convertible notes as a fixed cash interest rate of 2.625% per annum outstanding at September 30, 2017. At September 30, 2017, we had $395.0 million of borrowings and $10.0 million letters of credit outstanding under the Oasis Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in the Oasis Credit Facility as an Alternate Based Rate or “ABR” loan). At September 30, 2017, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR plus a 1.5% margin. At September 30, 2017, no amounts were outstanding under the OMP Credit Facility. We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk.  Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. No bad debt expense was recorded during the three and nine months ended September 30, 2017. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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

In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, most of which are Lenders under the Oasis Credit Facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. We are likely to enter into future derivative instruments with these or other Lenders under the Oasis Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative liability position of $18.7 million at September 30, 2017.
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $36,000 at September 30, 2017.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at September 30, 2017.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis Petroleum Inc., OPNA and Oasis Midstream Services LLC, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) by overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area”.
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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	1,549	$8.05	—	—
August 1 - August 31, 2017	71,779	7.51	—	—
September 1 - September 30, 2017	21,076	8.51	—	—
Total	94,404	$7.74	—	—
___________________

(1)
Represents shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 5. — Other Information
On November 6, 2017, we entered into the Tenth Amendment (the “Amendment”) to the Oasis Credit Facility, pursuant to which the Lenders consented to (i) the termination of the limited recourse guaranty agreements by and between each of Beartooth DevCo LLC and Bobcat DevCo LLC (collectively, the “DevCos,” and each a “DevCo”) and Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”), under the Oasis Credit Facility and (ii) the termination and release of each DevCo’s DevCo Mortgage (as defined in the Amendment). Further, OMS, in its capacity as the majority owner of each of the DevCos, entered into the Undertaking Agreements with the Administrative Agent pursuant to which OMS agreed to limitations on the activities of each DevCo, including, but not limited to, the incurrence of indebtedness, asset acquisitions or dispositions, investments, mergers, issuance of additional equity interests, creation of liens on any DevCo assets or entry into any agreement that would restrict or prohibit the granting of liens on any DevCo assets, loans or advances to other persons, entry into any transaction with an affiliate, formation of a subsidiary and entry into any swap or similar derivative transaction (the “DevCo Covenants”). OMS further agreed to cause corresponding amendments to the Limited Liability Company Agreement of each DevCo to implement the DevCo Covenants and to require unanimous member approval for any amendment to the DevCo Covenants.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1
Contribution Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.2
Omnibus Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, the Company, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.3
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of September 25, 2017, by and among Oasis Petroleum North America LLC, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.4
Services and Secondment Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and the Company (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on September 29, 2017 and incorporated herein by reference).

10.5(a)
Tenth Amendment to Second Amended and Restated Credit Agreement, dated as of November 7, 2017, by and among Oasis Petroleum North America LLC, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto.

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

OASIS PETROLEUM INC.

Date:	November 8, 2017	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)