Form 10-K
period 2017-12-31
Oasis Petroleum Inc.
filed 2018-02-28
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
_______________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,911,153,680
Number of shares of registrant’s common stock outstanding as of February 21, 2018: 317,595,983
_______________________________________
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this report for the year ended December 31, 2017.

OASIS PETROLEUM INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
Forward-looking statements may include statements about:

•	our business strategy;

•	estimated future net reserves and present value thereof;

•	timing and amount of future production of oil and natural gas;

•	drilling and completion of wells;

•	estimated inventory of wells remaining to be drilled and completed;

•	costs of exploiting and developing our properties and conducting other operations;

•	availability of drilling, completion and production equipment and materials;

•	availability of qualified personnel;

•	owning and operating a midstream company, including ownership interests in a master limited partnership;

•	owning and operating a well services company;

•	infrastructure for produced and flowback water gathering and disposal;

•	gathering, transportation and marketing of oil and natural gas, both in the Williston Basin and other regions in the United States;

•	property acquisitions, including our recent acquisition of oil and gas properties in the Delaware Basin;

•	integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;

•	the amount, nature and timing of capital expenditures;

•	availability and terms of capital;

•	our financial strategy, budget, projections, execution of business plan and operating results;

•	cash flows and liquidity;

•	oil and natural gas realized prices;

•	general economic conditions;

•	operating environment, including inclement weather conditions;

•	effectiveness of risk management activities;

•	competition in the oil and natural gas industry;

•	counterparty credit risk;

•	environmental liabilities;

•	governmental regulation and the taxation of the oil and natural gas industry;

•	developments in oil-producing and natural gas-producing countries;

•	technology;

•	uncertainty regarding future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.
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

PART I
Item 1. Business
Overview
Oasis Petroleum Inc. (together with our consolidated subsidiaries, the “Company,” “we,” “us,” or “our”) was originally formed in 2007 and was incorporated pursuant to the laws of the State of Delaware in 2010. We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) conducts our exploration and production activities and owns our proved and unproved oil and natural gas properties located in the North Dakota and Montana regions of the Williston Basin. We operate a midstream services business through OMS Holdings LLC (“OMS”), through which we own a majority of the outstanding units of Oasis Midstream Partners LP (NYSE: OMP) (“OMP” or “Oasis Midstream”), which completed its initial public offering on September 25, 2017. We also operate a well services business through Oasis Well Services LLC (“OWS”). Please see Note 16 to our Consolidated Financial Statements for more information regarding our business segments.
As of December 31, 2017, we have accumulated 502,660 net leasehold acres in the Williston Basin, of which approximately 95% is held by production. We are currently exploiting significant resource potential from the Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the location, size and concentration of our acreage create an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. In addition, on February 14, 2018, we closed on an acquisition of approximately 22,000 net acres in the Delaware Basin, representing our initial entry into the Delaware Basin (the “Permian Basin Acquisition”). The Permian Basin Acquisition more than doubled our core net inventory and allows us to further capitalize on our operational strengths. Our management team has a proven track record in identifying, acquiring and executing large, repeatable development drilling programs, which we refer to as “resource conversion” opportunities, and has substantial Williston Basin and Delaware Basin experience.
In 2017, we completed and placed on production 88 gross operated wells in the Williston Basin and had average daily production of 66,144 Boe per day. As of December 31, 2017, we had 1,568 gross (819.4 net) producing wells in the Bakken and Three Forks formations. DeGolyer and MacNaughton, our independent reserve engineers, estimated our net proved reserves to be 312.2 MMBoe as of December 31, 2017, of which 64% were classified as proved developed and 72% were oil.
Our business strategy
Our goal is to enhance value by investing capital to build reserves, production and cash flows at attractive rates of return through the following strategies:

•
Efficiently develop our Williston Basin and Delaware Basin leasehold positions. We are developing our acreage positions to maximize the value of our resource potential, while maintaining flexibility to preserve future value when oil prices are low. During 2017, we completed and brought on production 88 gross (58.3 net) operated Bakken and Three Forks wells. As of December 31, 2017, we had 77 gross operated wells waiting on completion in the Bakken and Three Forks formations. Our 2018 capital plan contemplates completing and placing on production approximately 100 to 110 gross operated wells in the Williston Basin and approximately six to eight gross operated wells in the Delaware Basin. We have the ability to increase or decrease the number of wells drilled and the number of wells completed during 2018 based on market conditions and program results.

•
Enhance returns by focusing on operational and cost efficiencies. Our management team is focused on continuous improvement of our operations and has significant experience in successfully operating cost-efficient development programs. We believe the magnitude and concentration of our acreage within the Williston Basin, particularly in the core of the play, has provided and will continue to provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad into multiple formations, utilize centralized production and oil, gas and water fluid handling facilities and infrastructure, and reduce the time and cost of rig mobilization. The Permian Basin Acquisition enables us to transfer our technical, operational and managerial knowledge from full-field development of the Williston Basin to the Delaware Basin. In addition, we expect OMS and OWS to continue to provide operational synergies going forward compared to third party providers.

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

•
Maintain financial flexibility. Based on current market conditions, we have a strong liquidity position. We have no short-term debt maturities, and as of December 31, 2017, we had $1,208.2 million of liquidity available, including $16.7 million of cash and cash equivalents and $1,191.5 million in the aggregate of unused borrowing base capacity available under our Revolving Credit Facilities (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). Our liquidity position, along with internally generated cash flows from operations, will provide continued financial flexibility as we actively manage the pace of development on our acreage positions in the Williston Basin and the Delaware Basin. We currently believe we have access to the public and private capital markets, and we intend to maintain a balanced capital structure by prudently raising proceeds from future offerings as additional capital needs arise. We also continue to evaluate options to monetize certain assets in our portfolio, which could result in increased liquidity and lower leverage.

•
Pursue strategic acquisitions with significant resource potential. As opportunities arise, we intend to identify and acquire additional acreage and producing assets to supplement our existing operations. On February 14, 2018, we completed the Permian Basin Acquisition, and going forward, we may acquire additional acreage in the Williston Basin and Delaware Basin or may selectively target additional basins that would allow us to employ our resource conversion strategy on large undeveloped acreage positions similar to what we have accumulated in the Williston Basin.

Our competitive strengths
We have a number of competitive strengths that we believe will help us to successfully execute our business strategies:

•
Substantial leasehold position in one of North America’s leading unconventional oil-resource plays. We believe our Williston Basin acreage is one of the largest concentrated leasehold positions that is prospective in the Bakken and Three Forks formations. As of December 31, 2017, we had 502,660 net leasehold acres in the Williston Basin, of which 480,023 net acres were held by production, and 72% of our 312.2 MMBoe estimated net proved reserves in this area were comprised of oil. In 2018, we will continue our drilling and completion activities in the Williston Basin and will also begin operations in the Delaware Basin.

•
Large, multi-year project inventory. We believe we have a large inventory of potential drilling locations that we have not yet drilled, a majority of which are operated by us, and the Permian Basin Acquisition more than doubled our core net inventory. We plan to complete 100 to 110 gross operated wells with a working interest of approximately 73% in the Williston Basin and approximately six to eight gross operated wells with high working interest in the Delaware Basin in 2018.

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

•
Incentivized management team. In 2017, an average of 70% of our executive officers’ overall compensation was in long-term equity-based incentive awards, and such officers owned over 3.5 million shares of our outstanding common stock as of December 31, 2017. We believe our executive officers’ ownership interest in us provides them with significant incentives to grow the value of our business for the benefit of all stakeholders.

•
Operating control over the majority of our portfolio. In order to maintain better control over our asset portfolio, we have established a leasehold position comprised primarily of properties that we expect to operate. As of December 31, 2017, 93% of our estimated net proved reserves were attributable to properties that we expect to operate. Approximately 93% of our 2017 drilling and completion capital expenditures and our 2018 plan are related to operated wells. Controlling operations will allow us to dictate the pace of development and better manage the costs, type and timing of exploration and development activities. We believe that maintaining operational control over the majority of our acreage will allow us to better pursue our strategies of enhancing returns through operational and cost efficiencies and maximizing hydrocarbon recovery through continuous improvement of drilling and completion techniques. We are also better able to control infrastructure investment to drive down operating costs, optimize oil price realizations and increase the monetization of gas production.

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

Recent developments
Continuous Development Agreement
In connection with the closing of the Permian Basin Acquisition, Forge Energy, LLC (“Forge Energy”) entered into and assigned to Oasis Petroleum Permian LLC (“OP Permian”) a continuous development agreement with the Commissioner of the General Land Office, on behalf of the State of Texas (collectively, the “State”), as approved by the Board for Lease of University Lands (the “Board,” and together with the State, “University Lands”). This agreement concerns certain leases covering a substantial portion of the acreage that the Company indirectly acquired from Forge Energy in the Permian Basin Acquisition and under which University Lands is the lessor. Pursuant to this agreement, the tracts covered by these leases are pooled into a single development area for which the Company indirectly holds an eight year initial term ending on December 31, 2025, with an additional five year term for certain retained acreage at certain depths in the Delaware, Bone Springs and Wolfcamp formations. If OP Permian fails to meet certain drilling and development obligations, this agreement may be subject to early termination, in which case, the additional five year term would begin on such date and we may be obligated to pay non-performance fees of up to approximately $100 million.
Our operations
Proved reserves
Our estimated net proved reserves and related PV-10 at December 31, 2017, 2016 and 2015 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers. In preparing its reports, DeGolyer and MacNaughton evaluated 100% of the reserves and discounted values at December 31, 2017, 2016 and 2015 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure do not include probable or possible reserves and were determined using the preceding twelve months’ unweighted arithmetic average of the first-day-of-the-month index prices for oil and natural gas, which were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $51.34 per Bbl for oil and $2.99 per MMBtu for natural gas, $42.60 per Bbl for oil and $2.47 per MMBtu for natural gas and $50.16 per Bbl for oil and $2.63 per MMBtu for natural gas for the years ended December 31, 2017, 2016 and 2015, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The information in the following table does not give any effect to or reflect our commodity derivatives. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. For a definition of proved reserves under the SEC rules, please see the “Glossary of oil and natural gas terms” included at the end of this report. For more information regarding our independent reserve engineers, please see “Independent petroleum engineers” below. Future net revenues represent projected revenues from the sale of our estimated net proved reserves (excluding derivative contracts) net of production and development costs (including operating expenses and production taxes). PV-10 and Standardized Measure represent the present value of the future net revenues discounted at 10%, before and after income taxes, respectively.
There are numerous uncertainties inherent in estimating reserves and related information, and different reservoir engineers often arrive at different estimates for the same properties. There can be no assurance that our estimated net proved reserves will be produced within the periods indicated or that prices and costs will remain constant. A substantial or extended decline in oil prices could result in a significant decrease in our estimated net proved reserves and related future net revenues, Standardized Measure and PV-10 in the future.

The following table summarizes our estimated net proved reserves and related future net revenues, Standardized Measure and PV-10:

	At December 31,
	2017	2016	2015
Estimated proved reserves:
Oil (MMBbls)	225.0	236.6	184.9
Natural gas (Bcf)	523.5	411.1	199.8
Total estimated proved reserves (MMBoe)	312.2	305.1	218.2
Percent oil	72%	78%	85%
Estimated proved developed reserves:
Oil (MMBbls)	150.6	152.3	127.4
Natural gas (Bcf)	301.1	229.6	120.8
Total estimated proved developed reserves (MMBoe)	200.8	190.6	147.6
Percent proved developed	64%	62%	68%
Estimated proved undeveloped reserves:
Oil (MMBbls)	74.3	84.3	57.5
Natural gas (Bcf)	222.4	181.5	79.0
Total estimated proved undeveloped reserves (MMBoe)	111.4	114.5	70.7
Future net revenues (in millions)	$6,185.4	$4,645.6	$3,827.9
Standardized Measure (in millions)(1)	$3,300.7	$2,483.1	$1,914.3
PV-10 (in millions)(2)	$3,683.7	$2,627.8	$2,022.7
__________________

(1)
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

Estimated net proved reserves at December 31, 2017 were 312.2 MMBoe, a 2% increase from estimated net proved reserves of 305.1 MMBoe at December 31, 2016 primarily due to an increase of 51.2 MMBoe for additions, partially offset by a decrease of 24.1 MMBoe for production and net negative revisions of 19.2 MMBoe. This net negative revision was attributable to negative revisions of 39.1 MMBoe due to well performance and 2.1 MMBoe for alignment to the anticipated five-year development plan, offset by positive revisions of 16.1 MMBoe due to higher realized prices and 2.5 MMBoe for ownership adjustments. Our proved developed reserves increased 10.2 MMBoe, or 5%, to 200.8 MMBoe for the year ended December 31, 2017 from 190.6 MMBoe for the year ended December 31, 2016, primarily due to our 2017 development program, which included 153 gross (63.0 net) wells that were completed and brought on production during 2017 and resulted in additions of 17.9 MMBoe and conversions of 32.0 MMBoe. These increases were partially offset by a decrease of 24.1 MMBoe for production and negative revisions of 14.2 MMBoe. Proved developed revisions were primarily due to a negative revision of 29.7 MMBoe for performance revisions largely related to higher than anticipated decline rates in recently developed spacing units, offset by a positive revision of 14.1 MMBoe from increased realized prices. Our proved undeveloped reserves decreased to 111.4 MMBoe for the year ended December 31, 2017 from 114.5 MMBoe for the year ended December 31, 2016 due to the conversion of wells to proved developed of 32.0 MMBoe and negative revisions of 5.0 MMBoe, partially offset by 33.3 MMBoe of additions. The proved undeveloped revisions were primarily due a negative revision of 9.4 MMBoe for performance revisions largely related to the associated impact of higher than anticipated decline rates in recently developed spacing units and a negative 1.8 MMBoe revision associated with alignment to the five-year development plan, offset by a positive revision of 2.6 MMBoe for ownership adjustments and 2.0 MMBoe from increased realized prices. In 2017, the Company divested 1.4 MMBoe of reserves associated with reservoirs other than the Bakken or Three Forks formations.

Estimated net proved reserves at December 31, 2016 were 305.1 MMBoe, a 40% increase from estimated net proved reserves of 218.2 MMBoe at December 31, 2015 primarily due to acquisitions and revisions, partially offset by lower commodity prices and the 2016 divestiture of certain legacy wells that were producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations. The proved reserves net positive revision of 31.1 MMBoe was attributable to positive revisions of 30.4 MMBoe due to well performance and larger completion designs, 8.2 MMBoe due to higher gas to oil ratio and 8.2 MMBoe due to ownership adjustments, offset by 9.5 MMBoe due to the removal of proved undeveloped reserves that were no longer aligned with the Company’s anticipated five-year development plan and 8.2 MMBoe due to lower commodity prices. Our proved developed reserves increased 43.0 MMBoe, or 29%, to 190.6 MMBoe for the year ended December 31, 2016 from 147.6 MMBoe for the year ended December 31, 2015, primarily due to acquisitions and our 2016 development program, including the completion of 57 gross (37.6 net) operated wells, partially offset by production and 6.6 MMBoe due to higher abandonment rates resulting from lower commodity price assumptions. Our proved undeveloped reserves increased to 114.5 MMBoe for the year ended December 31, 2016 from 70.7 MMBoe for the year ended December 31, 2015 due to acquisitions and positive revisions related to larger completion designs of 27.6 MMBoe, partially offset by conversions of wells to proved developed as a result of our 2016 development program and 9.5 MMBoe for the removal of proved undeveloped reserves that are no longer aligned with our anticipated five-year development plan as of December 31, 2016.
Reconciliation of Standardized Measure to PV-10
PV-10 is derived from the Standardized Measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the Standardized Measure of discounted future net cash flows on a pre-tax basis. PV-10 is equal to the Standardized Measure of discounted future net cash flows at the applicable date, before deducting future income taxes, discounted at 10%. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated net proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. PV-10, however, is not a substitute for the Standardized Measure of discounted future net cash flows. Our PV-10 measure and the Standardized Measure of discounted future net cash flows do not purport to represent the fair value of our oil and natural gas reserves.
The following table provides a reconciliation of the Standardized Measure of discounted future net cash flows to PV-10:

	At December 31,
	2017	2016	2015
		(In millions)
Standardized Measure of discounted future net cash flows	$3,300.7	$2,483.1	$1,914.3
Add: present value of future income taxes discounted at 10%	383.0	144.7	108.4
PV-10	$3,683.7	$2,627.8	$2,022.7
The PV-10 of our estimated net proved reserves at December 31, 2017 was $3,683.7 million, a 40% increase from PV-10 of $2,627.8 million at December 31, 2016. This increase was primarily due to higher commodity price assumptions and an increase in reserves year over year.
Proved undeveloped reserves
At December 31, 2017, we had approximately 111.4 MMBoe of proved undeveloped reserves as compared to 114.5 MMBoe at December 31, 2016.

The following table summarizes the changes in our proved undeveloped reserves during 2017:

Year Ended December 31, 2017
(in MBoe)
Proved undeveloped reserves, beginning of period	114,512
Extensions, discoveries and other additions	33,284
Purchases of minerals in place	619
Sales of minerals in place	—
Revisions of previous estimates	(5,004)
Conversion to proved developed reserves	(32,019)
Proved undeveloped reserves, end of period	111,392
During 2017, we spent a total of $304.9 million related to the development of proved undeveloped reserves, $102.3 million of which was spent on proved undeveloped reserves that represent wells in progress at year-end. The remaining $202.6 million resulted in the conversion of 32.0 MMBoe of proved undeveloped reserves, or 28% of our proved undeveloped reserves balance at the beginning of 2017, to proved developed reserves. We participated in 153 gross (63.0 net) wells that were completed and brought on production during 2017. We added 33.3 MMBoe of proved undeveloped reserves in the Williston Basin as a result of our five-year development plan. The 2017 proved undeveloped revision of negative 5.0 MMBoe is primarily due to a decrease of 9.4 MMBoe for performance revisions primarily related to higher than anticipated decline rates observed in recent development and a decrease of 1.8 MMBoe for the alignment with the five-year development plan, offset by an increase of 2.6 MMBoe for ownership adjustments and 2.0 MMBoe for higher realized prices.
We expect to develop all of our proved undeveloped reserves, including all wells drilled but not yet completed, as of December 31, 2017 within five years after the initial year booked. The future development of such proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our Revolving Credit Facilities, and our derivative contracts. All proved undeveloped locations are located on properties where the leases are held by existing production or continuous drilling operations. Approximately 22% of our proved undeveloped reserves at December 31, 2017 are attributable to wells that have been drilled but not yet completed, and 100% of our undrilled reserves are within our core acreage in the Williston Basin.
Independent petroleum engineers
Our estimated net proved reserves and related future net revenues and PV-10 at December 31, 2017, 2016 and 2015 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007) and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Moscow and Algiers. The firm’s more than 200 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton has provided such services for over 80 years. The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Professional Engineer in the State of Texas with over 30 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from The University of Texas at Austin in 1984, and he is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm.
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
Production, revenues and price history
We produce and market oil and natural gas, which are commodities. The price that we receive for the oil and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or natural gas can result in substantial price volatility. Oil supply in the United States has grown dramatically over the past several years, putting downward pressure on oil prices. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. A substantial or extended decline in oil and natural gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and natural gas reserves that may be economically produced and our ability to access capital markets. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—A substantial or extended decline in commodity prices, in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”
The following table sets forth information regarding our oil and natural gas production, realized prices and production costs for the periods indicated. For additional information on price calculations, please see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015
Net production volumes:
Oil (MBbls)	18,818	15,174	16,091
Natural gas (MMcf)	31,946	19,573	14,002
Oil equivalents (MBoe)	24,143	18,436	18,424
Average daily production (Boe per day)	66,144	50,372	50,477
Average sales prices:
Oil, without derivative settlements (per Bbl)	$48.52	$38.64	$43.04
Oil, with derivative settlements (per Bbl)(1)	48.00	46.68	66.06
Natural gas, without derivative settlements (per Mcf)(2)	3.81	1.99	2.08
Natural gas, with derivative settlements (per Mcf)(1)(2)	3.86	1.99	2.08
Costs and expenses (per Boe of production):
Lease operating expenses	$7.34	$7.35	$7.84
Marketing, transportation and gathering expenses(3)	2.31	1.63	1.72
Production taxes	3.65	3.07	3.78
Depreciation, depletion and amortization	21.99	25.84	26.34
General and administrative expenses(4)	3.80	4.85	4.86
__________________

(1)
Realized prices include gains or losses on cash settlements for our commodity derivatives, which do not qualify for or were not designated as hedging instruments for accounting purposes. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)	Natural gas prices include the value for natural gas and natural gas liquids.

(3)
Prior to the first quarter of 2017, marketing, transportation and gathering expenses included purchased oil and gas expenses, which represent the crude oil purchased primarily for blending at our crude oil terminal. Prior periods have been adjusted retrospectively to reflect these expenses in purchased oil and gas expenses on our Consolidated Statements of Operations. For the year ended December 31, 2016, marketing, transportation and gathering expenses have been adjusted to exclude $10.3 million of purchased oil and gas expenses.

(4)
For the year ended December 31, 2017, certain well services direct field labor compensation expenses are included in well services operating expenses on our Consolidated Statements of Operations, which were previously recognized in general and administrative expenses on our Consolidated Statements of Operations. For the years ended December 31, 2016 and 2015, well services operating expenses have been adjusted to include $2.9 million and $3.7 million, respectively, which were previously recognized in general and administrative expenses on our Consolidated Statements of Operations.

Net production volumes for the year ended December 31, 2017 were 24,143 MBoe as compared to net production of 18,436 MBoe for the year ended December 31, 2016. Our net production volumes increased from 2016 to 2017 primarily due to our acquisition of producing properties in December 2016 and a successful operated and non-operated drilling and completion program, offset by the natural decline in production in wells that were producing as of December 31, 2016. Average oil sales prices, without derivative settlements, increased by $9.88 per barrel, or 26%, to an average of $48.52 per barrel for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Giving effect to our derivative transactions in both periods, our oil sales prices increased $1.32 per barrel to $48.00 per barrel for the year ended December 31, 2017 from $46.68 per barrel for the year ended December 31, 2016.

Net production volumes for the year ended December 31, 2016 were 18,436 MBoe as compared to net production of 18,424 MBoe for the year ended December 31, 2015. Our net production volumes remained relatively consistent from 2015 to 2016 primarily due to a successful operated and non-operated drilling and completion program and our acquisition of producing properties in December 2016, offset by the natural decline in production in wells that were producing as of December 31, 2015. Average oil sales prices, without derivative settlements, decreased by $4.40 per barrel, or 10%, to an average of $38.64 per barrel for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Giving effect to our derivative transactions in both periods, our oil sales prices decreased $19.38 per barrel to $46.68 per barrel for the year ended December 31, 2016 from $66.06 per barrel for the year ended December 31, 2015.
Productive wells
The following table presents the total and operated gross and net productive wells as of December 31, 2017:

	Total wells		Operated wells
	Gross	Net	Gross	Net
Bakken and Three Forks	1,568	819.4	996	751.2
Other	2	2.0	2	2.0
Total wells	1,570	821.4	998	753.2
All of our productive wells are oil wells. Gross wells are the number of wells, operated and non-operated, in which we own a working interest and net wells are the total of our working interests owned in gross wells.
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2017. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Gross	Net
Developed acres	555,889	412,849
Undeveloped acres	146,505	89,811
Total acres	702,394	502,660
Our acreage that is held by production decreased to 480,023 net acres at December 31, 2017 from 484,321 net acres at December 31, 2016.
Undeveloped acreage
The following table sets forth the number of gross and net undeveloped acres as of December 31, 2017 that will expire over the next three years unless production is established within the spacing units covering the acreage prior to the expiration dates:

	Undeveloped acres expiring
	Gross	Net
Year ending December 31,
2018	11,005	8,163
2019	2,720	2,640
2020	12,792	7,244

Drilling and completion activity
The following table summarizes our completion activity for the years ended December 31, 2017, 2016 and 2015. Gross wells reflect the sum of all productive and dry wells, operated and non-operated, in which we own a working interest. Net wells reflect the sum of our working interests in gross wells. The gross and net wells represent wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	153	63.0	64	38.1	115	59.1
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total development wells	153	63.0	64	38.1	115	59.1
Exploratory wells:
Oil	—	—	—	—	6	5.2
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	—	—	—	—	6	5.2
Total wells	153	63.0	64	38.1	121	64.3
Over the past several years, we have focused on full field development and have concentrated on improving capital efficiency and completing more wells using high-intensity completion techniques. We also continued to participate in a number of wells on a non-operated basis.
We did not drill any dry hole wells in 2017, 2016 or 2015.
As of December 31, 2017, we had five operated rigs running, 4 gross (2.5 net) operated wells drilling and an inventory of 77 gross operated wells waiting on completion. We expect to continue to concentrate drilling activities within our core acreage in 2018, including in the Bakken and Three Forks formations in the Williston Basin as well as on our recently acquired Delaware Basin acreage.
Capital expenditures
In 2017, we spent $836.2 million on capital expenditures, which represented a 29% decrease as compared to the $1,181.5 million spent during 2016. Excluding acquisitions of $54.0 million in 2017, which includes the deposit of $47.3 million paid as part of the Permian Basin Acquisition, and $781.5 million in 2016, our capital expenditures increased 96% to $782.2 million from the $400.0 million spent during 2016. This increase was primarily due to increased drilling and completion activity as a result of higher commodity prices in 2017 coupled with higher capital expenditures for OMS primarily related to the construction of midstream infrastructure, including a second natural gas processing plant in our Wild Basin area in North Dakota, and higher capital expenditures for OWS related to adding a second fracturing fleet. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash flows used in investing activities.”
We have increased our planned 2018 capital expenditures as compared to 2017, excluding acquisitions, as a result of current commodity prices. Our total 2018 capital expenditure plan is approximately $1,090 million to $1,170 million, which includes approximately $815 million to $855 million for E&P capital expenditures, including approximately $700 million to $730 million focused in the Williston Basin and approximately $115 million to $125 million focused in the Delaware Basin (with approximately 91% of the E&P capital allocated to drilling and completions), approximately $235 million to $275 million for infrastructure and midstream capital expenditures and approximately $40 million of other capital expenditures, including capitalized interest, well services equipment and administrative capital. We plan to complete and place on production approximately 100 to 110 gross operated wells in the Williston Basin and approximately six to eight gross operated wells in the Delaware Basin in 2018.
While we have budgeted approximately $1,090 million to $1,170 million in 2018 for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than budgeted. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Description of properties
As of December 31, 2017, our operations were focused in the North Dakota and Montana areas of the Williston Basin. Our development activities are currently concentrated in the Bakken and Three Forks formations. Our management team originally targeted the Williston Basin because of its oil-prone nature, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also generally has established infrastructure and access to materials and services. Our development activity is focused in the deepest part of the Williston Basin, which we call the core.
As of December 31, 2017, our total leasehold position in the Williston Basin consisted of 502,660 net acres, and our estimated net proved reserves in the Williston Basin were 312.2 MMBoe, of which 200.8 MMBoe were proved developed reserves and 111.4 MMBoe were proved undeveloped reserves. As of December 31, 2017, we had a total of 821.4 net operated and non-operated producing wells and 753.2 net operated producing wells in the Williston Basin. We had average daily production of 66,144 net Boe per day for the year ended December 31, 2017 in the Williston Basin. During 2017, our Bakken and Three Forks wells produced a daily average of 65,636 net Boe per day with 819.4 net producing wells on December 31, 2017. Accordingly, our 819.4 net Bakken and Three Forks wells were responsible for nearly 99% of our average daily production during 2017. As of December 31, 2017, our working interest for all producing wells averaged 52% and in the wells we operate averaged 75%. As of December 31, 2017, we had 112 gross (59.4 net) wells in the process of being drilled or completed in the Williston Basin, which includes 4 gross operated wells drilling, 77 gross operated wells waiting on completion and 31 gross non-operated wells drilling or completing. We participated in 153 gross (63.0 net) wells that were completed and brought on production during 2017.
On December 11, 2017, we entered into a Purchase and Sale Agreement with Forge Energy to acquire approximately 22,000 net acres in the Delaware Basin. The Permian Basin Acquisition represents our initial entry into the Delaware Basin. The assets underlying the Permian Basin Acquisition are primarily located in the Bone Spring and Wolfcamp formations of the Delaware sub-basin, across Ward, Winkler, Loving and Reeves Counties, Texas.
Marketing, transportation and major customers
The Williston Basin crude oil rail and pipeline transportation and refining infrastructure has grown substantially over the past decade, largely in response to drilling activity in the Bakken and Three Forks formations. In December 2017, oil production in North Dakota was approximately 1,181,000 barrels per day. According to the North Dakota Pipeline Authority website’s data last updated January 19, 2018, there was approximately 1,371,000 barrels per day of crude oil pipeline transportation capacity and approximately 1,520,000 barrels per day of specifically dedicated rail loading capacity in the Williston Basin as of December 31, 2017. In 2017, we continued to sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which typically originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2017, we were flowing approximately 90% of our gross operated oil production through these gathering systems.
Crude oil produced and sold in the Williston Basin has historically sold at a discount to the NYMEX West Texas Intermediate crude oil index price (“WTI”) due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to the production of oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and improved netback pricing received at the lease. In 2015, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. Since the third quarter of 2015, our price differentials have averaged less than $5.00 per barrel discount to WTI. In the second half of 2017, our crude oil price differentials improved to less than $2.00 per barrel primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 450,000 barrels per day. Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. For a discussion of the potential risks to our business that could result from transportation and refining infrastructure constraints in the Williston Basin, please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Insufficient transportation or refining capacity in the Williston Basin and Delaware Basin could cause significant fluctuations in our realized oil and natural gas prices.”
We principally sell our oil and natural gas production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production” and “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—Insufficient transportation or refining capacity in the Williston Basin and Delaware Basin could cause significant fluctuations in our realized oil and natural gas prices.”

In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. As of December 31, 2017, we sold a substantial majority of our oil and condensate through bulk sales at delivery points on crude oil gathering systems or directly at the wellhead to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs and adjustments for product quality. We also entered into various short-term sales contracts for a portion of our portfolio at fixed differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows.
For the year ended December 31, 2017, sales to Shell Trading (US) Company accounted for approximately 16% of our total sales. For the year ended December 31, 2016, sales to PBF Holding Company LLC accounted for approximately 10% of our total sales. For the year ended December 31, 2015, sales to Shell Trading (US) Company accounted for approximately 10% of our total sales. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2017, 2016 and 2015. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are a number of alternative crude oil and natural gas purchasers in the Williston Basin.
Since most of our oil and natural gas production is sold under market-based or spot market contracts, the revenues generated by our operations are highly dependent upon the prices of and demand for oil and natural gas. The price we receive for our oil and natural gas production depends upon numerous factors beyond our control, including but not limited to seasonality, weather, competition, availability of transportation and gathering capabilities, worldwide and regional economic conditions, global and domestic oil supply, foreign imports, political conditions in other oil-producing and natural gas-producing regions, the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and domestic government regulation, legislation and policies. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—A substantial or extended decline in commodity prices, in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.” Furthermore, a decrease in the price of oil and natural gas could have an adverse effect on the carrying value of our estimated proved reserves and on our revenues, profitability and cash flows. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—If oil and natural gas prices decline substantially or for an extended period of time from their current levels, we may be required to take write-downs of the carrying values of our oil and natural gas properties.”
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
Title to properties
As is customary in the oil and gas industry, we initially conduct a preliminary review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant title defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with general industry standards. Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil and natural gas properties are subject to customary royalty and other interests, liens to secure borrowings under our Revolving Credit Facilities, liens for current taxes and other burdens, which we believe do not materially interfere with the use or affect our carrying value of the properties. Please see “Item 1A. Risk Factors—Risks related to the oil and natural gas industry and our business—We may incur losses as a result of title defects in the properties in which we invest.”
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
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs with applicable laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations; however, there can be no assurance that such costs will not be material in the future as these laws and regulations are subject to amendment or reinterpretation. Additionally, environmental incidents such as spills or other releases may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.
Regulation of transportation and sales of oil
Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.
Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing. Every five years, FERC reviews the appropriateness of the index level in relation to changes in industry costs. Most recently, on December 17, 2015, FERC established a new price index for the five-year period beginning July 1, 2016.
On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the U.S. Congress. The Tax Cuts and Jobs Act made significant changes to U.S. federal income tax laws, including a reduction in the maximum corporate tax rate. Following the enactment of the Tax Cuts and Jobs Act, filings have been made at FERC requesting that FERC require pipelines to lower their transportation rates to account for the reduction in the corporate tax rate. FERC may enact regulations or issue requests to pipelines regarding the impact of the corporate tax rate change on the transportation rates. However, FERC’s establishment of a just and reasonable rate is based on many components, and the reduction in the corporate tax rate may only impact two of such components, the allowance for income taxes and the amount for accumulated deferred income taxes. Because our existing jurisdictional rates were established based on a higher corporate tax rate, FERC or our shippers may challenge these rates in the future, and the resulting new rate may be lower than the rates we currently charge.
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
These events have also spurred efforts to improve the safety of tank cars that are used in transporting crude oil by rail. Since 2011, all new railroad tank cars that have been built to transport crude oil or other petroleum type fluids, including ethanol, have been built to more stringent safety standards. In May 2015, PHMSA adopted a final rule that includes, among other things, additional requirements to enhance tank car standards for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, and a requirement that older DOT-111 tank cars be phased out by as early as January 1, 2018 if they are not already retrofitted to comply with new tank car design standards. The rule also includes a new braking standard for certain trains, designates new operational protocols for trains transporting large volumes of flammable liquids, such as routing analyses, speed restrictions and information for local government agencies, and provides new sampling and testing requirements to improve classification of energy products placed into transport. On December 13, 2017, PHMSA announced that it would initiate a rulemaking to rescind the May 2015 rule’s requirements regarding electronically controlled pneumatic brakes. In August 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029. Additionally, in July 2016, PHMSA proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive, written plan. PHMSA has not yet issued a final version of the rule. In response to a petition from the New York Attorney General, PHMSA issued an advance notice of proposed rulemaking (“ANPR”) in January 2017 stating that it is considering revising the Hazardous Materials Regulations to establish vapor pressure limits for unrefined petroleum-based products and potentially all Class 3 flammable liquid hazardous materials that would apply during the transportation of the products or materials by any mode. PHMSA has not yet issued a final version of the rule. In addition, in February 2016, the FRA modified its accident and incident reports to gather additional data concerning rail cars carrying crude oil in any train involved in an FRA-reportable accident. In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.
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

Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. For example, in April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT-111 tank cars and imposing a three year phase out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile per hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan. At the same time that PHMSA released its 2015 rule, Canada’s Minister of Transport announced Canada’s new tank car standards, which largely align with the requirements in the PHMSA rule. Likewise, Transport Canada’s rail car retrofitting and phase out timeline largely aligns with the timeline introduced under the 2015 and 2016 PHMSA rules. Transport Canada has also introduced new requirements that railways carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport as well as a final report recommending additional practices for the transportation of dangerous goods.
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
Other federal laws and regulations affecting our industry
Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (“EPAct 2005”). EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides the FERC with the power to assess civil penalties of up to $1,238,271 per day for violations of the NGA and increases the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,238,271 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

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
Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the FTC issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale from: (a) knowingly engaging in any act, practice or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person; or (b) intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1,180,566 per day per violation, in addition to any applicable penalty under the Federal Trade Commission Act.
North Dakota Industrial Commission oil and natural gas rules. The North Dakota Industrial Commission (“NDIC”) regulates the drilling and production of oil and natural gas in North Dakota. Beginning in 2012, the NDIC has adopted more stringent rule changes to its existing oil and natural gas regulations, imposing relatively higher bonding amounts for the drilling of wells, severely restricting the discharge and storage of production wastes such as produced water, drilling mud, waste oil and other wastes in earthen pits, implementing more stringent hydraulic fracturing requirements and requiring the provision of public disclosure on the national website, FracFocus.org, regarding chemicals used in the hydraulic fracturing process. During 2016, the NDIC approved a suite of additional rules for the conservation of crude oil and natural gas. Requirements relating to site construction, underground gathering pipelines and spill containment became effective in 2016 while other requirements relating to bonding requirements for underground gathering pipelines, and construction of berms around facilities became effective on in 2017. Responding to these recent rule changes by oil and natural gas E&P operators in general, and us in particular, increased our well costs from 2012 to 2017, and we expect to continue to incur these increased costs in order to respond to current requirements.
Furthermore, in 2014, the NDIC adopted an order intended to reduce natural gas flaring, which order was subsequently modified in late 2015. Please see below the discussion of “Environmental protection and natural gas flaring initiatives” for more information on this order. In addition, in 2014, the NDIC adopted conditioning standards that are now in effect and improve the safety of Bakken crude oil for transport. The rule sets operating standards for conditioning equipment to properly separate production fluids and includes parameters for temperatures and pressures for production equipment. The rule also addresses limits to vapor pressure of produced crude oil.
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

The HLPSA and NGPSA were amended by the Pipeline, Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”), which became law in January 2012. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June 2016, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “2016 Pipeline Safety Act “) was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency’s expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property or the environment.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register remains uncertain following the January 2017 change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”); and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has not yet finalized the March 2016 proposed rulemaking. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
Environmental and occupational health and safety regulation
Our exploration, development and production operations, oil gathering and transportation activities, natural gas processing services and related operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct drilling or provide midstream services; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites, pits, processing plants and pipelines; and impose specific criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, the occurrence of delays in the permitting or development or expansion of projects and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or reinterpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial position. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental spills or other releases may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such spills or releases, including any third-party claims for damage to property, natural resources or persons. While, historically, our compliance costs with environmental laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations, there can be no assurance that such costs will not be material in the future as a result of such existing laws and regulations or any new laws and regulations, or that such future compliance will not have a material adverse effect on our business and operating results.
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
We are also subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. RCRA imposes strict requirements on the generation, storage, treatment, transportation, disposal and cleanup of hazardous and nonhazardous wastes. Under the authority of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate ordinary industrial wastes that may be regulated as hazardous wastes. RCRA currently exempts certain drilling fluids, produced waters and other wastes associated with exploration, development and production of oil and natural gas from regulation as hazardous wastes. These wastes, instead, are regulated under RCRA’s less stringent nonhazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas exploration, development and production wastes now classified as nonhazardous wastes could be classified as hazardous wastes in the future. For example, in response to a lawsuit filed in the U.S. District Court for the District of Columbia by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court in December 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and natural gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Repeal or modification of the current RCRA exclusion or similar exemptions under state law could increase the amount of hazardous waste we are required to manage and dispose of and could cause us or our customers to incur increased operating costs, which could have a significant impact on us as well as reduce demand for our midstream services.
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
Air emissions
The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs, and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion under both the primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. Additionally, state implementation of these revised standards could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with this final rule or any other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, significantly increase our capital expenditures and operating costs, and reduce demand for the oil and natural gas that we produce, which one or more developments could adversely impact our business.
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
We believe that one of the leading causes of natural gas flaring from the Bakken and Three Forks formations is the inability of operators to promptly connect their wells to natural gas processing and gathering infrastructure due to external factors out of the control of the operator, such as, for example, the granting of right-of-way access by land owners, investment from third parties in the development of gas gathering systems and processing facilities, and the development and adoption of regulations. However, we have allocated significant resources to connect our Bakken and Three Forks wells to natural gas infrastructure to reduce our flared volumes. We have exceeded a goal that we voluntarily set in 2014 to maintain well connections for an average of 90% of our operated Bakken and Three Forks wells, by having approximately 98% of our operated Bakken and Three Forks wells connected to gathering systems since 2015. We believe that achieving this goal helps us to minimize our flared volumes of natural gas.
On July 1, 2014, the NDIC adopted Order No. 24665 (the “July 2014 Order”), pursuant to which the agency adopted legally enforceable “gas capture percentage goals” targeting the capture of 74% of natural gas produced in the state by October 1, 2014, 77% of such gas by January 1, 2015, 85% of such gas by January 1, 2016 and 90% of such gas by October 1, 2020. Modification of the July 2014 Order was announced by the NDIC in the fourth quarter of 2015, resulting in the existing January 1, 2015 gas capture rate of 77% being extended to April 1, 2016 and updated gas capture rates of 80% by April 1, 2016, 85% by November 1, 2016, 88% by November 1, 2018 and 91% by November 1, 2020. The July 2014 Order established an enforcement mechanism for policy recommendations that were previously adopted by the NDIC in March 2014. Those recommendations required all E&P operators applying for new drilling permits in the state after June 1, 2014 to develop Gas Capture Plans that provide measures for reducing the amount of natural gas flared by those operators so as to be consistent with the agency’s gas capture percentage goals. In particular, the July 2014 Order provided that after an initial 90-day period, wells must meet or exceed the NDIC’s gas capture percentage goals on a statewide, county, per-field, or per-well basis. Failure to comply with the gas capture percentage goals will result in an operator having to restrict its production to 200 barrels of oil per day if at least 60% of the monthly volume of associated natural gas produced from the well is captured, or 100 barrels of oil per day if less than 60% of such monthly volume of natural gas is captured. As of December 31, 2017, we were capturing approximately 86% of our natural gas production in North Dakota. While we were satisfying the applicable gas capture percentage goals as of December 31, 2017 and expect to satisfy the applicable gas capture percentage goals in the future, there is no assurance that we will remain in compliance in the future or that such future satisfaction of such goals will not have a material adverse effect on our business and results of operations.
Climate change
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). These efforts have included consideration by states or groupings of states of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment and has adopted regulations under existing provisions of the CAA that establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including, among others, onshore and offshore oil and natural gas production facilities and onshore processing, transmission, storage and distribution facilities, which include certain of our operations. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines, and in January 2016, the EPA proposed additional revisions to leak detection methodology to align the reporting rules with the New Source Performance Standards (“NSPS”).
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published NSPS, known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand the previously issued NSPS Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards, but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. In another example, the federal Bureau of Land Management (“BLM”) published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France to prepare an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. While this international agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that require reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur increased costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax, which one or more developments could have an adverse effect on our business, financial condition and results of operations. Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and gas, which could reduce the demand for the oil and natural gas we or our customers produce and lower the value of our reserves as well as reduce demand for our midstream services. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.
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
Water discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The EPA and U.S. Army Corps of Engineers (“Corps”) published a final rule in June 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested June 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
The Oil Pollution Act of 1990 (“OPA”) amends the Clean Water Act and sets minimum standards for prevention, containment and cleanup of oil spills. The OPA applies to vessels, offshore facilities and onshore facilities, including E&P facilities that may affect waters of the United States. Under the OPA, responsible parties including owners and operators of onshore facilities may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. The OPA also requires owners or operators of certain onshore facilities to prepare Facility Response Plans for responding to a worst-case discharge of oil into waters of the United States.
Operations associated with our production and development activities generate drilling muds, produced waters and other waste streams, some of which may be disposed of by means of injection into underground wells situated in non-producing subsurface formations. These injection wells are regulated pursuant to the federal Safe Drinking Water Act (“SDWA”) Underground Injection Control (“UIC”) program and analogous state laws. The UIC program requires permits from the EPA or analogous state agency for disposal wells that we operate, establishes minimum standards for injection well operations and restricts the types and quantities of fluids that may be injected. Any leakage from the subsurface portions of the injection wells may cause degradation of fresh water, potentially resulting in cancellation of operations of a well, imposition of fines and penalties from governmental agencies, incurrence of expenditures for remediation of affected resources and imposition of liability by landowners or other parties claiming damages for alternative water supplies, property damages and personal injuries. Moreover, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of produced water from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity. In March 2016, the United States Geological Survey identified Texas as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, in Texas, the Texas Railroad Commission adopted rules in 2014 governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or our customers. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in operational activities, our or our customers’ costs to operate may significantly increase and our ability to continue production or conduct midstream services or dispose of produced water may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.
Hydraulic fracturing activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional formations, including shales. The process involves the injection of water, sand or other proppant and chemical additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.
The hydraulic fracturing process is typically regulated by state oil and natural gas commissions or similar agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in February 2014, the EPA asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. The EPA also issued final CAA regulations in 2012 and in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing or from compressors, controls, dehydrators, storage tanks, natural gas processing plants, and certain other equipment. In addition, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants and, in May 2014, published an ANPR regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, the BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court.
From time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, some states, including North Dakota and Texas where we primarily operate, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Nevertheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities and perhaps even be precluded from drilling wells.
Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.
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
Employee health and safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.
Employees
As of December 31, 2017, we employed 585 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.
Offices
As of December 31, 2017, we leased 120,543 square feet of office space in Houston, Texas at 1001 Fannin Street, where our principal offices are located. The lease for our Houston office expires in March 2029. We also own field offices in the North Dakota communities of Williston, Powers Lake, Alexander and Watford City.
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
Risks related to the oil and natural gas industry and our business
A substantial or extended decline in commodity prices, in oil and, to a lesser extent, natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The price we receive for our oil and, to a lesser extent, natural gas, heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. For example, average daily prices for WTI crude oil ranged from a high of $60.46 per barrel to a low of $42.48 per barrel during 2017. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.71 per MMBtu to a low of $2.44 per MMBtu during 2017. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

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

•
shareholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas and related infrastructure;

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
We may not be able to generate enough cash flows to meet our debt obligations.
We expect our earnings and cash flows to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flows may be insufficient to meet our debt obligations and other commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flows from operations and to pay our debt obligations. Many of these factors, such as oil and natural gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flows from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	selling assets;

•	reducing or delaying capital investments;

•	seeking to raise additional capital; or

•	refinancing or restructuring our debt.
If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our Notes (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). If amounts outstanding under our Revolving Credit Facilities or our Notes were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our Revolving Credit Facilities and the indentures governing our Senior Notes all contain operating and financial restrictions that may restrict our business and financing activities.
Our Revolving Credit Facilities and the indentures governing our Senior Notes (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our ability to comply with some of the covenants and restrictions contained in our Revolving Credit Facilities and the indentures governing our Senior Notes may be affected by events beyond our control. If market or other economic conditions deteriorate or if oil and natural gas prices decline substantially or for an extended period of time from their current levels, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our Revolving Credit Facilities, the indentures governing our Senior Notes or any future indebtedness could result in an event of default under our Revolving Credit Facilities, the indentures governing our Senior Notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
If an event of default under either of our Revolving Credit Facilities occurs and remains uncured, the lenders under the applicable Revolving Credit Facility:

•	would not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	may have the ability to require us to apply all of our available cash to repay these borrowings; or

•	may prevent us from making debt service payments under our other agreements.
A payment default or an acceleration under our Revolving Credit Facilities could result in an event of default and an acceleration under the indentures for our Notes. If the indebtedness under the Notes were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, our obligations under the Oasis Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of our assets, including mortgage liens on oil and natural gas properties having at least 90% of the reserve value as determined by reserve reports, and if we are unable to repay our indebtedness under the Oasis Credit Facility, the lenders could seek to foreclose on our assets. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our level of indebtedness may increase and reduce our financial flexibility.
As of December 31, 2017, we had $70.0 million of outstanding borrowings and had $10.5 million of outstanding letters of credit under the Oasis Credit Facility, $78.0 million of outstanding borrowings under the OMP Credit Facility, $1,191.5 million available for future secured borrowings under our Revolving Credit Facilities and $2,053.0 million outstanding in Notes. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior secured revolving line of credit,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior unsecured notes” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior unsecured convertible notes.” In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.
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
A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If oil and natural gas prices decline substantially or for an extended period of time from their current levels, we may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
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
Our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas E&P activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit drilling locations or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “Our estimated net proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” below. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. These levels of uncertainty may be increased with respect to our recently acquired positions in the Delaware Basin due to our inexperience operating in the area. See “The Permian Basin Acquisition represents our initial expansion outside of the Williston Basin, and we may not be successful in operating in other geographic regions” below. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

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
The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Our operations” for information about our estimated oil and natural gas reserves and the PV-10 and Standardized Measure of discounted future net revenues as of December 31, 2017, 2016 and 2015.
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
You should not assume that the present value of future net revenues from our estimated net proved reserves is the current market value of our estimated net oil and natural gas reserves. In accordance with SEC requirements for the years ended December 31, 2017, 2016 and 2015, we based the estimated discounted future net revenues from our estimated net proved reserves on the twelve-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

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
If oil and natural gas prices decline substantially or for an extended period of time from their current levels, we may be required to take write-downs of the carrying values of our oil and natural gas properties.
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. In addition, we assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties, which may result in a decrease in the amount available under our Revolving Credit Facilities. A write-down constitutes a non-cash charge to earnings. A substantial or extended decline in oil and natural gas prices may cause us to incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our Revolving Credit Facilities and our results of operations for the periods in which such charges are taken. Due to the volatility of expected future oil prices, we reviewed our proved oil and natural gas properties for impairment as of December 31, 2017, 2016 and 2015. For the year ended December 31, 2017, no impairment was recorded on our proved oil and natural gas properties. For the years ended December 31, 2016 and 2015, we recorded impairment losses of $1.1 million and $9.4 million, respectively, to adjust the carrying values of our proved oil and natural gas properties held for sale to their estimated fair values. During the years ended December 31, 2017, 2016 and 2015, we recorded non-cash impairment charges of $6.9 million, $1.1 million and $36.6 million, respectively, on our unproved properties due to expiring leases and periodic assessments of our unproved properties.
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
Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services or the unavailability of sufficient transportation for our production could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital plan, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, compliance with new or emerging legal requirements that affect midstream operations in North Dakota may reduce the availability of transportation for our production. For example, the NDIC adopted regulations in late 2013 that impose more rigorous pipeline development standards on midstream operators, some of whom we rely on to construct and operate pipeline infrastructure to transport the oil and natural gas we produce.
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
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers in order to maximize cumulative recoveries and therefore generate the highest possible returns. Risks that we face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations, successfully cleaning out the well bore after completion of the final fracture stimulation stage and successfully protecting nearby producing wells from the impact of fracture stimulation.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of oil and natural gas reserves. Excluding acquisitions of $54.0 million in 2017 and $781.5 million in 2016, we spent $782.2 million and $400.0 million related to capital expenditures for the years ended December 31, 2017 and 2016, respectively. Our total capital expenditure plan for 2018 is approximately $1,090 million to $1,170 million, which includes approximately $815 million to $855 million for E&P capital expenditures, including approximately $700 million to $730 million focused in the Williston Basin and approximately $115 million to $125 million focused in the Delaware Basin (with approximately 91% of the E&P capital allocated to drilling and completions). Since our initial public offering, our capital expenditures have been financed with proceeds from public equity offerings, proceeds from our issuance of Notes, borrowings under our Revolving Credit Facilities, net cash provided by operating activities, the sale of non-core oil and gas properties and cash settlements of derivative contracts. DeGolyer and MacNaughton projects that we will incur capital costs of $894.6 million over the next five years to develop the proved undeveloped reserves in the Williston Basin covered by its December 31, 2017 reserve report. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
A significant increase in product prices could result in an increase in our capital expenditures. We intend to finance our future capital expenditures primarily through cash flows provided by operating activities, borrowings under our Revolving Credit Facilities and cash settlements of derivative contracts; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of additional debt or equity securities or the sale of non-strategic assets. The issuance of additional debt or equity may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. In addition, upon the issuance of certain debt securities (other than on a borrowing base redetermination date), our borrowing base under the Oasis Credit Facility will be automatically reduced by an amount equal to 25% of the aggregate principal amount of such debt securities.
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
If the borrowing base under our Revolving Credit Facilities or our revenues decrease as a result of low oil or natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or cash available under our Revolving Credit Facilities is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our drilling locations, which in turn could lead to a possible expiration of our leases and a decline in our estimated net proved reserves, and could adversely affect our business, financial condition and results of operations.
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
All of our producing properties and operations are located in the Williston Basin and Delaware Basin regions, making us vulnerable to risks associated with operating among a limited number of geographic areas.
As of December 31, 2017, 100% of our proved reserves and production were located in the Williston Basin in northwestern North Dakota and northeastern Montana. On February 14, 2018, we closed on the Permian Basin Acquisition, in which we acquired approximately 22,000 net acres in the Delaware Basin. As a result, we may be disproportionately exposed to the impact of economics in the Williston Basin and Delaware Basin or delays or interruptions of production from those wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in those areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Williston Basin and Delaware Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
The Permian Basin Acquisition represents our initial expansion outside of the Williston Basin, and we may not be successful in operating in other geographic regions.
Our operations have historically focused on a single geographic region, namely the North Dakota and Montana regions of the Williston Basin. Thus, the Permian Basin Acquisition represents our initial entry into the Delaware Basin, and our first expansion of our operations outside of the Williston Basin. Certain aspects related to operating in the Delaware Basin may not be as familiar to us as our existing project areas. As a result, we may encounter obstacles that may cause us not to achieve the expected results of the Permian Basin Acquisition. These obstacles may include a less familiar geological landscape, different completion techniques, midstream and downstream operators with whom we have no established relationship, greater competition for acreage, unfamiliar operating conditions and a distinct regulatory environment. Any adverse conditions, regulations or developments related to our expansion into the Delaware Basin may have a negative impact on our business, financial condition and results of operations.
Our business depends on oil and natural gas gathering and transportation facilities, most of which are owned by third parties.
The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The unavailability of, or lack of, available capacity on these systems and facilities could result in the shut-in of producing wells or the delay, or discontinuance of, development plans for properties. See also “Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production” and “Insufficient transportation or refining capacity in the Williston Basin and Delaware Basin could cause significant fluctuations in our realized oil and natural gas prices.” We generally do not purchase firm transportation on third party pipeline facilities, and therefore, the transportation of our production can be interrupted by other customers that have firm arrangements. In addition, these third parties may also impose specifications for the products that they are willing to accept. If the total mix of a product fails to meet the applicable product quality specifications, the third parties may refuse to accept all or a part of the products or may invoice us for the costs to handle or damages from receiving the out-of-specification products. In those circumstances, we may be required to delay the delivery of or find alternative markets for that product, or shut-in the producing wells that are causing the products to be out of specification, potentially reducing our revenues.
The disruption of third-party facilities due to maintenance, weather or other interruptions of service could also negatively impact our ability to market and deliver our products. We have no control over when or if such facilities are restored. A total shut-in of our production could materially affect us due to a resulting lack of cash flows, and if a substantial portion of the production is hedged at lower than market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flows. Potential crude oil train derailments or crashes could also impact our ability to market and deliver our products and cause significant fluctuations in our realized oil and natural gas prices due to tighter safety regulations imposed on crude-by-rail transportation and interruptions in service.
Insufficient transportation or refining capacity in the Williston Basin and Delaware Basin could cause significant fluctuations in our realized oil and natural gas prices.
The crude oil business environment has historically been characterized by periods when oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for WTI crude oil. In the past, there have been periods when this discount has substantially increased due to the production of oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and Delaware Basin and improved netback pricing received at the lease. On barrels that we transport and sell outside of the basins, our realized price for crude oil is generally the quoted price at the point of sale less transportation costs. In 2016 and 2017, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. Since the third quarter of 2015, our price differentials have remained less than $5.00 per barrel discount to WTI on a quarterly basis. During 2017, our crude oil price differentials improved to less than $2.00 per barrel primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 450,000 barrels per day.
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
The development of our proved undeveloped reserves in the Williston Basin, Delaware Basin and other areas of operation may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.
Approximately 36% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2017. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our Revolving Credit Facilities and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas E&P activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•
environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials and unauthorized discharges of brine, well stimulation and completion fluids, toxic gas or other pollutants into the environment;

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
For the year ended December 31, 2017, we incurred a pre-tax loss of $75.9 million but had positive net income after taxes primarily due to the income tax benefit related to the tax rate change under the Tax Cuts and Jobs Act. For the years ended December 31, 2016 and 2015, we incurred net losses of $243.0 million and $40.2 million, respectively. Our development of and participation in an increasingly larger number of drilling locations has required and will continue to require substantial capital expenditures, including planned capital expenditures for 2018 of approximately $1,090 million to $1,170 million.
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
Our drilling locations are in various stages of evaluation, ranging from a location which is ready to drill to a location that will require substantial additional interpretation. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Williston Basin and Delaware Basin may not be indicative of future or long-term production rates. In sum, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.
Our potential drilling location inventories are scheduled to be drilled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill a substantial portion of our potential drilling locations.
Our management has identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These potential drilling locations, including those without proved undeveloped reserves, represent a significant part of our execution strategy. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results. These levels of uncertainty may be increased with respect to our recently acquired positions in the Delaware Basin due to our inexperience operating in the area. See “The Permian Basin Acquisition represents our initial expansion outside of the Williston Basin, and we may not be successful in operating in other geographic regions” above. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These rules and guidance may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program.

Our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2017, we had leases representing 8,163 net acres expiring in 2018, 2,640 net acres expiring in 2019 and 7,244 net acres expiring in 2020. The cost to renew such leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. During the years ended December 31, 2017, 2016 and 2015, we recorded non-cash impairment charges of $6.9 million, $1.1 million and $36.6 million on our unproved properties due to expiring leases and periodic assessments of our unproved properties.
Our operations are subject to environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our oil and natural gas E&P operations, oil gathering and transportation activities, natural gas processing services and related operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety aspects, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations and services including the acquisition of a permit before conducting drilling, providing midstream services or other regulated activities; the restriction on types, quantities and concentration of materials that may be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA, and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause us to incur significant capital or operating expenditures or costly actions to achieve and maintain compliance. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting or development or expansion of projects; and the issuance of injunctions limiting or preventing some or all of our operations in affected areas.
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
Changes in environmental laws and regulations occur frequently, and any changes that result in delayed, restricted or more stringent or costly well drilling, plant or pipeline construction, completion or water management activities or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our own results of operations, competitive position or financial condition. For example, in response to a lawsuit filed in the U.S. District Court for the District of Columbia by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court in December 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and natural gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. In another example the EPA and the Corps published a final rule in June 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested June 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. Also, in October 2015, the EPA issued a final rule lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and is expected to issue non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. Additionally, state implementation of these revised NAAQS standards could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with any of these rules or any other new or amended legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
We may not be able to recover some or any of these costs from insurance.
Failure to comply with federal, state and local laws could adversely affect our ability to produce, gather and transport our oil and natural gas and may result in substantial penalties.
Our operations are substantially affected by federal, state and local laws and regulations, particularly as they relate to the regulation of oil and natural gas production and transportation. These laws and regulations include regulation of oil and natural gas E&P and related operations, including a variety of activities related to the drilling of wells, the interstate transportation of oil and natural gas by federal agencies such as the FERC, as well as state agencies. We may incur substantial costs in order to maintain compliance with these laws and regulations. As well as recent incidents involving the release of oil and natural gas and fluids as a result of drilling activities in the United States, there have been a variety of regulatory initiatives at the federal and state levels to restrict oil and natural gas drilling operations in certain locations. Any increased regulation or suspension of oil and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arises out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations. We must also comply with laws and regulations prohibiting fraud and market manipulations in energy markets. To the extent we are a shipper on interstate pipelines, we must comply with the FERC-approved tariffs of such pipelines and with federal policies related to the use of interstate capacity.
Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, or the FTC, we could be subject to substantial penalties and fines.
In addition, federal laws prohibit market manipulation in connection with the purchase or sale of oil and/or natural gas. Failure to comply with federal, state and local laws could adversely affect our ability to produce, gather and transport our oil and natural gas and may result in substantial penalties. Please see “Item 1. Business—Other federal laws and regulations affecting our industry.”
Our business involves the selling and shipping by rail of crude oil, including from the Bakken shale and the Delaware Basin, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.
A portion of our crude oil production is transported to market centers by rail. Past derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks. In May 2015, PHMSA adopted a final rule that includes, among other things, additional requirements to enhance tank car standard for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, and a requirement that older DOT-111 tank cars be phased out by as early as January 1, 2018 if they are not already retrofitted to comply with new tank car design standards. The rule also includes a new braking standard for certain trains, designates new operational protocols for trains transporting large volumes of flammable liquids, such as routing analyses, speed restrictions and information for local government agencies, and provides new sampling and testing requirements to improve classification of energy products placed into transport. On December 13, 2017, PHMSA announced that it would initiate a rulemaking to rescind the May 2015 rule’s requirements regarding electronically controlled pneumatic brakes.

In August 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029. Additionally, in July 2016, PHMSA proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive, written plan. PHMSA has not yet issued a final version of the rule. In response to a petition from the New York Attorney General, PHMSA issued an ANPR in January 2017 stating that it is considering revising the Hazardous Materials Regulations to establish vapor pressure limits for unrefined petroleum-based products and potentially all Class 3 flammable liquid hazardous materials that would apply during the transportation of the products or materials by any mode. PHMSA has not yet issued a final version of the rule. In addition, in February 2016, the FRA modified its accident and incident reports to gather additional data concerning rail cars carrying crude oil in any train involved in a FRA-reportable accident. In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.
Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. For example, in April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT-111 tank cars and imposing a three year phase out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile per hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan. At the same time that PHMSA released its 2015 rule, Canada’s Minister of Transport announced Canada’s new tank car standards, which largely align with the requirements in the PHMSA rule. Likewise, Transport Canada’s rail car retrofitting and phase out timeline largely aligns with the timeline introduced under the 2015 and 2016 PHMSA rules. Transport Canada has also introduced new requirements that railways carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport as well as a final report recommending additional practices for the transportation of dangerous goods.
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
Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration by states or groupings of states of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources.
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
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published Subpart OOOOa that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand the previously issued Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards, but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France to prepare an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. While this international agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.
The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur increased costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax, which one or more developments could have an adverse effect on our or our customers’ business, financial condition and results of operations. Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and gas, which could reduce the demand for the oil and natural gas we or our customer produce and lower the value of our reserves as well as reduce demand for our midstream services. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.
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
Operations associated with our production and development activities generate drilling muds, produced waters and other waste streams, some of which may be disposed of by means of injection into underground wells situated in non-producing subsurface formations. These injection wells are regulated pursuant to the UIC program established under the SDWA. In response to recent seismic events near underground injection wells used for the disposal of produced water from oil and natural gas activities, federal and some state agencies are investigating whether such wells have caused increased seismic activity, and some states have restricted, suspended or shut down the use of such injection wells. In March 2016, the United States Geological Survey identified Texas as being among the states with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, in Texas, the Texas Railroad Commission adopted rules in 2014 governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or our customers. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in operational activities, our or our customers’ costs to operate may significantly increase and our or our customers’ ability to continue production or conduct midstream services or dispose of produced water may be delayed or limited, which could have a material adverse effect on our business, financial condition and results of operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand or other proppant and chemical additives under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs.
The process is typically regulated by state oil and natural gas commissions or similar agencies, but several federal agencies have asserted regulatory authority or conducted investigations over certain aspects of the process. For example, in February 2014, the EPA asserted regulatory authority under the SDWA over hydraulic fracturing activities involving the use of diesel; in 2012 and in June 2016 the EPA published final rules governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing or from compressors, controls, dehydrators, storage tanks, natural gas processing plants, and certain other equipment; in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants; and in May 2014, the EPA published an ANPR regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in 2015, the BLM published a final rule establishing new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.
In addition, from time to time Congress has considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states, including North Dakota and Texas where we primarily operate, have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to, and litigation concerning, oil and natural gas production activities using hydraulic fracturing techniques. Also, new or more stringent legislation or regulation adopted in areas where we operate could also lead to delays in, or curtailment of, our or our customers’ operations, result in increased operating costs in our or our customers’ production of oil and natural gas, and perhaps cause a decrease in the completion of new oil and natural gas wells, which could have a material adverse effect on our business or results of operations with respect to E&P activities and midstream services. We may not be insured for, or our insurance may be inadequate to protect us against, these risks.

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
Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our or our customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. Applicable laws, including the Clean Water Act, impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States and require that permits or other approvals be obtained to discharge pollutants to such waters. The EPA and the Corps published a final rule in June 2015 that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested June 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time, but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Additionally, regulations implemented under the Clean Water Act and similar state laws prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. In June 2016, the EPA published final regulations prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly-owned wastewater treatment plants. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and hazardous substances. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our or our customers’ flowback and produced water on economic terms may increase our or our customers’ operating costs and cause delays, interruptions or termination of our or our customers’ operations, the extent of which cannot be predicted.
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
The HLPSA and NGPSA were amended by the 2011 Pipeline Safety Act, which among other things, increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. In June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of hazardous liquid or natural gas pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment.
The adoption of new or amended regulations by PHMSA that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on our results of operations. For example, in January 2017, PHMSA issued a final rule that significantly extends and expands the reach of certain PHMSA hazardous liquid pipeline integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register remains uncertain following the January 2017 change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as five dwellings within a potential impact area; requiring natural gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements for natural gas pipelines and also require consideration of seismicity in evaluating threats to pipelines. PHMSA has not yet finalized the March 2016 proposed rulemaking. New laws or regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
We do not own all of the land on which our pipelines and associated facilities are located, which could result in disruptions to our operations.
We do not own all of the land on which our pipelines and associated facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Additionally, following a recent decision issued in May 2017 by the federal Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in an allotted land, that is, tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where an existing pipeline rights-of-way may soon lapse or terminate serves as an additional impediment for pipeline operators. We cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way without experiencing significant costs. Any loss of rights with respect to our real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial position and ability to make cash distributions to the unitholders of OMP.
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
Oil and natural gas operations in the Williston Basin and Delaware Basin are adversely affected by seasonal weather conditions. In the Williston Basin, drilling and other oil and natural gas activities cannot be conducted as effectively during the winter months. Severe winter weather conditions limit and may temporarily halt our ability to operate during such conditions. Results of operations in the Delaware Basin may also be negatively affected by inclement weather during the winter months. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs.
The inability of one or more of our customers or affiliates to meet their obligations to us may adversely affect our financial results.
Our principal exposures to credit risk are through receivables resulting from the sale of our oil and natural gas production ($233.7 million in receivables at December 31, 2017), which we market to energy marketing companies, refineries and affiliates, and joint interest receivables ($73.6 million at December 31, 2017).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. For the year ended December 31, 2017, sales to Shell Trading (US) Company accounted for approximately 16% of our total sales. For the year ended December 31, 2016, sales to PBF Holding Company LLC accounted for approximately 10% of our total sales. For the year ended December 31, 2015, sales to Shell Trading (US) Company accounted for approximately 10% of our total sales. No other purchasers accounted for more than 10% of our total oil and natural gas sales for the years ended December 31, 2017, 2016 and 2015. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2017, we recorded bad debt expense of $0.6 million as a result of our assessment that it is probable certain receivables may not be collected.
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2017, we had derivatives in place with eight counterparties and a total net derivative liability of $135.2 million.
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
If we fail to realize the anticipated benefits of a significant acquisition, such as the Delaware Basin Acquisition, our results of operations may be lower than we expect.
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
On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has proposed new regulations to set position limits for certain futures, options and swap contracts in designated physical commodities, including, among others, oil and natural gas. The Dodd-Frank Act and CFTC rules have also designated certain types of swaps (thus far, only certain interest rate swaps and credit default swaps) for mandatory clearing and exchange trading, and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent that we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply with the clearing and exchange trading requirements or to take steps to qualify for an exemption to such requirements. In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the non-financial end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the non-financial end-user exception, we could be required to post initial or variation margin, which would impact liquidity and reduce our cash. This would in turn reduce our ability to execute hedges to reduce risk and protect cash flows. Other regulations to be promulgated under the Dodd-Frank Act also remain to be finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Further, to the extent our revenues are unhedged, they could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations.
Recently enacted changes to the U.S. federal income tax laws could adversely affect our financial position, results of operations, and cash flows.
Recently enacted legislation, commonly referred to as the Tax Cuts and Jobs Act, made significant changes to the U.S. federal income taxation of business entities. These changes include a permanent reduction to the corporate income tax rate. Such rate reduction, however, could be offset by other changes intended to broaden the tax base, including (i) imposing new limitations on the utilization of net operating losses, (ii) limiting the deductibility of interest expense, and (iii) eliminating the deduction for certain domestic production activities. The Tax Cuts and Jobs Act is highly complex and subject to interpretation. We continue to examine the impact the Tax Cuts and Jobs Act may have on us, and it could have an adverse effect on our financial position, results of operations, and cash flows.
We may not be able to utilize a portion of our net operating losses (“NOLs”) to offset future taxable income for U.S. federal or state tax purposes, which could adversely affect our net income and cash flows.
As of December 31, 2017, we had significant federal and state income tax NOLs, which will begin to expire in 2030 and 2018 for U.S. federal and state income tax purposes, respectively. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change.” Determining the limitations under Section 382 is technical and highly complex. We continue to study whether we have undergone or may in the future undergo an ownership change under Section 382. If an ownership has occurred or occurs in the future, we may be prevented from fully utilizing our NOLs, which could adversely affect our net income and cash flows.
An unfavorable resolution of the Mirada Litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.
On March 23, 2017, Mirada (as defined in “Item 3. Legal Proceedings”) filed a lawsuit against Oasis Petroleum Inc., OPNA and Oasis Midstream Services LLC in the 334th Judicial District Court of Harris County, Texas. Mirada asserts that it is a working interest owner in certain acreage owned and operated by us and that we have breached certain agreements our predecessors in interest previously entered into with Mirada, or its predecessors interest, with respect to such acreage. We filed an answer denying all of Mirada’s claims, and intend and continue to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Although trial is currently scheduled for July 2018, the parties anticipate that the existing trial date will be vacated soon and a new trial date will be selected. On June 30, 2017, Mirada amended its original petition to add a claim that we have has breached certain agreements by charging Mirada for midstream services provided by its affiliates and to seek a declaratory judgment that Mirada is entitled to be paid its share of total proceeds from the sale of hydrocarbons received by OPNA or any affiliate of OPNA without deductions for midstream services provided by OPNA or its affiliates. On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively, alleging new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada. Mirada may further amend its petition from time to time to assert additional claims as well as defendants. For further information regarding this lawsuit, please read “Item 3. Legal Proceedings.” We cannot predict the outcome of the Mirada Litigation or the amount of time and expense that will be required to resolve the lawsuit. If such litigation were to be determined adversely to our interests, or if we were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on our business, results of operations and financial condition. Such an adverse determination could materially impact our ability to operate our properties in Wild Basin or develop our identified drilling locations in Wild Basin on our current development schedule. A determination that Mirada has a right to participate in our midstream operations could materially reduce the interests of us in our current assets and future midstream opportunities and related revenues in Wild Basin. In addition, we have agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement we entered into with OMP at the time of its initial public offering.
Risks Relating to our Common Stock
We do not intend to pay, and we are currently prohibited from paying, dividends on our common stock and, consequently, our shareholders’ only opportunity to achieve a return on their investment is if the price of our stock appreciates.
We do not plan to declare dividends on shares of our common stock in the foreseeable future. Additionally, we are currently restricted from making any cash dividends pursuant to the terms of our Revolving Credit Facilities and the indentures governing our Senior Notes. Consequently, our shareholders’ only opportunity to achieve a return on their investment in us will be if the market price of our common stock appreciates, which may not occur, and the shareholder sells their shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that the shareholder paid.
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleges new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to the Company. The Company filed an answer denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Although trial is currently scheduled for July 2018, the parties anticipate that the existing trial date will be vacated soon and a new trial date will be selected. However, the Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, results of operations and financial condition. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin. In addition, the Company has agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement we entered into with OMP at the time of its initial public offering.

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
The following table sets forth the range of high and low sales prices of our common stock for the two most recent fiscal years as reported by the NYSE:

	2017		2016
	High	Low	High	Low
1st Quarter	$16.42	$11.96	$8.78	$3.40
2nd Quarter	$15.27	$7.36	$11.54	$6.70
3rd Quarter	$9.41	$6.69	$11.83	$6.56
4th Quarter	$11.39	$7.57	$17.08	$9.00
Holders. As of February 21, 2018, the number of record holders of our common stock was 636. Based on inquiry, management believes that the number of beneficial owners of our common stock is approximately 40,581.
Dividends. We have not paid any cash dividends since our inception. Covenants contained in our Revolving Credit Facilities and the indentures governing our Senior Notes restrict the payment of cash dividends on our common stock. We currently intend to retain all future earnings for the development of our business, and we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future.
On February 27, 2018, the last sale price of our common stock, as reported on the NYSE, was $8.60 per share.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2017.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
October 1 – October 31, 2017	3,259	$9.11	—	—
November 1 – November 30, 2017	1,289	10.23	—	—
December 1 – December 31, 2017	393	10.46	—	—
Total	4,941	$9.51	—	—
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
The performance graph shown below compares the cumulative total return to our common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) for the period of December 2012 through December 2017. The comparison was prepared based upon the following assumptions:
1. $100 was invested in our common stock, the S&P 500 and the S&P 500 O&G E&P on December 31, 2012 at the closing price on such date; and
2. Dividends were reinvested.

Item 6. Selected Financial Data
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2013 through 2017. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year ended December 31,
	2017	2016(1)	2015	2014	2013(1)
	(In thousands, except per share data)
Statement of operations data:
Revenues:
Oil and gas revenues	$1,034,892	$625,233	$721,672	$1,304,004	$1,084,412
Purchased oil and gas sales	87,989	10,272	—	—	—
Midstream revenues	72,752	35,406	23,769	11,614	5,742
Well services revenues	52,791	33,754	44,294	74,610	51,845
Total revenues	1,248,424	704,665	789,735	1,390,228	1,141,999
Expenses:
Lease operating expenses	177,134	135,444	144,481	169,600	94,634
Midstream operating expenses	17,589	9,003	6,198	4,647	1,454
Well services operating expenses(2)	37,228	20,675	24,782	45,605	29,259
Marketing, transportation and gathering expenses(3)	55,740	30,108	31,610	29,133	25,924
Purchased oil and gas expenses	89,320	10,258	—	—	—
Production taxes	88,133	56,565	69,584	127,648	100,537
Depreciation, depletion and amortization	530,802	476,331	485,322	412,334	307,055
Exploration expenses	11,600	1,785	2,369	3,064	2,260
Rig termination(4)	—	—	3,895	—	—
Impairment(5)	6,887	4,684	46,109	47,238	1,168
General and administrative expenses(2)	91,797	89,342	89,549	92,306	75,310
Total operating expenses	1,106,230	834,195	903,899	931,575	637,601
Gain (loss) on sale of properties	1,774	(1,303)	—	186,999	—
Operating income (loss)	143,968	(130,833)	(114,164)	645,652	504,398
Other income (expense)
Net gain (loss) on derivative instruments	(71,657)	(105,317)	210,376	327,011	(35,432)
Interest expense, net of capitalized interest	(146,837)	(140,305)	(149,648)	(158,390)	(107,165)
Gain on extinguishment of debt	—	4,741	—	—	—
Other income (expense)	(1,332)	160	(2,935)	195	1,216
Total other income (expense)	(219,826)	(240,721)	57,793	168,816	(141,381)
Income (loss) before income taxes	(75,858)	(371,554)	(56,371)	814,468	363,017
Income tax benefit (expense)	203,304	128,538	16,123	(307,591)	(135,058)
Net income (loss) including non-controlling interests	127,446	(243,016)	(40,248)	506,877	227,959
Less: Net income attributable to non-controlling interests(6)	3,650	—	—	—	—
Net income (loss) attributable to Oasis	$123,796	$(243,016)	$(40,248)	$506,877	$227,959
Earnings (loss) per share:
Basic	$0.53	$(1.32)	$(0.31)	$5.09	$2.45
Diluted	0.52	(1.32)	(0.31)	5.05	2.44
__________________

(1)
Our statement of operations data for the years ended December 31, 2016 and 2013 does not include the full twelve months effects of our acquisitions for 2016 and 2013, respectively. We acquired such interests on December 1, 2016 for our 2016 acquisition, and September 26, 2013 and October 1, 2013 for our 2013 acquisitions. See Note 9 to our audited consolidated financial statements for more information on the 2016 acquisition.

(2)
For the year ended December 31, 2017, certain well services direct field labor compensation expenses are included in well services operating expenses on our Consolidated Statements of Operations, which were previously recognized in general and administrative expenses on our Consolidated Statements of Operations. For the years ended December 31, 2016 and 2015, well services operating expenses have been adjusted to include $2.9 million and $3.7 million, respectively, which were previously recognized in general and administrative expenses on our Consolidated Statements of Operations.

(3)
Prior to the first quarter of 2017, marketing, transportation and gathering expenses included purchased oil and gas expenses, which represent the crude oil purchased primarily for blending at our crude oil terminal. Prior periods have been adjusted retrospectively to reflect these expenses in purchased oil and gas expenses on our Consolidated Statements of Operations. For the year ended December 31, 2016, marketing, transportation and gathering expenses have been adjusted to exclude $10.3 million of purchased oil and gas expenses.

(4)	During the year ended December 31, 2015, we elected to early terminate certain drilling rig contracts and recorded rig termination expenses of $3.9 million.

(5)
For the years ended December 31, 2016, 2015 and 2014, impairment includes $1.1 million, $9.4 million and $40.0 million, respectively, related to our proved properties. See Note 8 to our audited consolidated financial statements.

(6)
As OMP completed its initial public offering on September 25, 2017, the net income attributable to non-controlling interests represents the OMP interest owned by the public for the period from September 25, 2017 through December 31, 2017.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$16,720	$11,226	$9,730	$45,811	$91,901
Net property, plant and equipment	6,173,486	5,919,567	5,218,242	5,186,786	4,079,750
Total assets(1)	6,615,130	6,178,632	5,649,375	5,909,076	4,678,041
Long-term debt(1)	2,097,606	2,297,214	2,302,584	2,670,664	2,501,687
Total stockholders’ equity	3,513,579	2,923,157	2,319,342	1,872,301	1,348,549
 __________________

(1)
Prior to 2015, we presented deferred financing costs related to our Senior Notes in other assets on our Consolidated Balance Sheets. Upon the adoption of new accounting guidance in 2015, such costs are presented as a deduction from the carrying value of long-term debt. As of December 31, 2017, 2016 and 2015, deferred financing costs related to our Notes totaling $23.0 million, $28.3 million and $35.4 million, respectively, were included in long-term debt on our Consolidated Balance Sheets. Prior periods have been adjusted retrospectively to reflect the period-specific effects of applying the new guidance. Reclassified amounts total $29.3 million and $33.9 million for the years ended December 31, 2014 and 2013, respectively.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Other financial data:
Net cash provided by operating activities	$507,876	$228,018	$359,815	$872,516	$697,856
Net cash used in investing activities	(714,760)	(1,070,828)	(479,148)	(1,077,452)	(2,445,076)
Net cash provided by financing activities	212,378	844,306	83,252	158,846	1,625,674

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
Overview
We are an independent E&P company focused on the acquisition and development of onshore, unconventional oil and natural gas resources in the United States. Since our inception, we have acquired properties that provide current production and significant upside potential through further development. During 2017, our drilling activity was focused in the North Dakota and Montana regions of the Williston Basin and was primarily directed toward projects that we believe can provide us with repeatable successes in the Bakken and Three Forks formations. OPNA conducts our domestic oil and natural gas E&P activities in the Williston Basin. On February 14, 2018, we closed on the Permian Basin Acquisition, representing our initial entry into the Delaware Basin. In 2018, we will continue our drilling and completion activities in the Williston Basin and will also begin operations in the Delaware Basin.
We also operate a midstream services business through OMS, through which the Company owns a majority of the outstanding units of OMP following OMP’s initial public offering, which was completed on September 25, 2017, and a well services business through OWS, both of which are separate reportable business segments that are complementary to our primary development and production activities. The revenues and expenses related to work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation and, therefore, do not directly contribute to our consolidated results of operations.
Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. We built our Williston Basin assets through acquisitions and development activities, which were financed with a combination of capital from private investors, borrowings under (i) the Oasis Credit Facility and (ii) the OMP Credit Facility, cash flows provided by operating activities, proceeds from our Notes, proceeds from our public equity offerings, the sale of certain non-core oil and gas properties and cash settlements of derivative contracts. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided an entry into a new area of interest or complemented our existing operations. In addition, the acquisition of non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives.
Due to the geographic concentration of our oil and natural gas properties in the Williston Basin and Delaware Basin, we believe the primary sources of opportunities, challenges and risks related to our business for both the short and long-term are:

•	commodity prices for oil and natural gas;

•	transportation capacity;

•	availability and cost of services; and

•	availability of qualified personnel.
Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our oil and natural gas activities, commodity prices have experienced significant fluctuations and may fluctuate widely in the future. As a result of current oil prices, we have increased our planned 2018 capital expenditures as compared to 2017, excluding acquisitions, and we are continuing to concentrate our drilling activities in certain areas that are the most economic in the Williston Basin as well as on our recently acquired Delaware Basin acreage. A substantial or extended decline in prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.
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
Our quarterly average net realized oil prices and average price differentials are shown in the tables below.

	2017				Year ended December 31, 2017
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$47.03	$44.61	$46.35	$54.97	$48.52
Average Price Differential ($/Bbl)(2)	$4.88	$3.68	$1.82	$0.50	$2.60
Average Price Differential Percentage(2)	9%	8%	4%	1%	5%

	2016				Year ended December 31, 2016
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$28.74	$40.81	$40.54	$44.57	$38.64
Average Price Differential ($/Bbl)(2)	$4.85	$4.86	$4.40	$4.91	$4.76
Average Price Differential Percentage(2)	14%	11%	10%	10%	11%

	2015				Year ended December 31, 2015
	Q1	Q2	Q3	Q4
Average Realized Oil Prices ($/Bbl)(1)	$40.73	$52.04	$41.61	$37.77	$43.04
Average Price Differential ($/Bbl)(2)	$7.85	$5.89	$4.82	$4.29	$5.72
Average Price Differential Percentage(2)	16%	10%	10%	10%	12%
__________________

(1)	Realized oil prices do not include the effect of derivative contract settlements.

(2)	Price differential reflects the difference between realized oil prices and WTI crude oil index prices.
Our market optionality on the crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. Crude oil produced and sold in the Williston Basin has historically sold at a discount to WTI due to transportation costs and takeaway capacity. In the past, there have been periods when this discount has substantially increased due to oil production in the area increasing to a point that it temporarily surpassed the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on oil transportation out of the Williston Basin and improved our price differentials received at the lease. In 2015, our price differentials relative to WTI strengthened as new pipelines opened to eastern Canada and U.S. markets and transportation on rail gradually declined. Since the third quarter of 2015, our price differentials have averaged less than $5.00 per barrel discount to WTI. In the second half of 2017, our crude oil price differentials improved to less than $2.00 per barrel primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 450,000 barrels per day.
We believe our large concentrated acreage position provides us with a multi-year inventory of drilling projects and requires forward planning visibility for obtaining services and necessary permits to drill wells. As a result of current oil prices, we are planning to increase our well completions from 88 gross (58.3 net) operated wells in the Williston Basin in 2017 to 100 to 110 gross operated wells in the Williston Basin and six to eight gross operated wells in the Delaware Basin in 2018. Additionally, we have the ability to control the pace of completions to allow for additional financial flexibility. In 2017, we wrote off $6.6 million of leases that we do not expect to develop before their 2018 contract expirations, as we continue to focus our 2018 drilling activities in our core acreage in the Williston Basin and the Delaware Basin.
Our 2017, 2016 and 2015 activities included development and exploration drilling in the Williston Basin. Our current activities are focused on evaluating and developing our asset bases in the Williston Basin and the Delaware Basin and optimizing our operations. Based on the reserve reports prepared by our independent reserve engineers, we had 312.2 MMBoe of estimated net proved reserves with a PV-10 of $3,683.7 million and a Standardized Measure of $3,300.7 million at December 31, 2017, 305.1 MMBoe of estimated net proved reserves with a PV-10 of $2,627.8 million and a Standardized Measure of $2,483.1 million at

December 31, 2016 and 218.2 MMBoe of estimated net proved reserves with a PV-10 of $2,022.7 million and a Standardized Measure of $1,914.3 million at December 31, 2015. Our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months for the years ended December 31, 2017, 2016 and 2015 were $51.34 per Bbl for oil and $2.99 per MMBtu for natural gas, $42.60 per Bbl for oil and $2.47 per MMBtu for natural gas and $50.16 per Bbl for oil and $2.63 per MMBtu for natural gas, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. Changes in commodity prices and future operating costs may significantly affect the economic viability of drilling projects as well as the economic valuation and economic recovery of oil and gas reserves. A substantial or extended decline in oil prices could result in a significant decrease in our estimated net proved reserves and related future net revenues, PV-10 and Standardized Measure in the future.
Forward commodity prices and estimates of future production also play a significant role in determining impairment. As a result of lower commodity prices and their impact on our estimated future cash flows, we have continued to review our proved oil and natural gas properties for impairment. In 2015 and 2016, we recorded impairment charges of $9.4 million and $1.1 million, respectively, to write down our proved properties held for sale to their estimated fair value, less costs to sell. No proved impairment charges were recorded during the year ended December 31, 2017. The excess of our expected undiscounted future cash flows over the carrying value of our proved oil and natural gas properties in the Bakken and Three Forks formations has decreased to $2,697.2 million as of December 31, 2017 as compared to an excess of $4,111.9 million at December 31, 2016. The underlying commodity prices embedded in our expected undiscounted cash flows were determined using NYMEX forward strip prices for five years, escalating 3% per year thereafter. Our expected undiscounted estimated cash flows also included a 3% inflation factor applied to the future operating and development costs after five years.
Highlights

•
We exceeded our average daily production exit target for 2017 with 73,207 barrels of oil equivalent per day in the fourth quarter of 2017 and produced 66,144 Boepd for the year ended December 31, 2017.

•	Our lease operating expenses per Boe decreased to $6.42 per Boe for the quarter ended December 31, 2017.

•
We completed and placed on production 88 gross (58.3 net) operated wells while investing $517.3 million of exploration and production capital expenditures, which excludes acquisitions, other capital and midstream capital, during 2017.

•	We acquired approximately 22,000 net acres in the over-pressured oil window of the Delaware Basin. The acquisition was announced in late 2017 and subsequently closed on February 14, 2018.

•
Oasis Midstream completed its initial public offering of 8,625,000 common units, which includes 1,125,000 common units issued pursuant to the underwriters’ exercise of their option on October 10, 2017. This resulted in net proceeds distributed to Oasis of $132.1 million.

•
We commenced investment in a second Wild Basin Gas Plant (“Gas Plant II”) with a total capacity of 200 million standard cubic feet per day to service gas production from its highly economic inventory during the year ended December 31, 2017. Oasis Midstream invested $94.7 million of capital in the second gas plant and $105.6 million of total capital expenditures in 2017. We invested $235.1 million in capital expenditures in midstream assets, including the $105.6 million attributable to Oasis Midstream.

•	We successfully launched operations of our second OWS fracturing crew during the year ended December 31, 2017.

•
Net cash provided by operating activities was $507.9 million for the year ended December 31, 2017. Adjusted EBITDA, a non-GAAP financial measure, was $707.7 million for the year ended December 31, 2017. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) including non-controlling interests and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil and gas sales are derived from the sale of oil and gas purchased through our marketing activities primarily for blending. Our midstream revenues are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, natural gas gathering and processing, fresh water sales and crude oil gathering and transportation. Our well services revenues are derived from well services, product sales and equipment rentals. Substantially all of our midstream revenues and well services revenues are from services for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation and are therefore not included in midstream and well services revenues.
The following table summarizes our revenues and production data for the periods presented:

	Year ended December 31,
	2017	2016	2015
Operating results (in thousands):
Revenues
Oil	$913,064	$586,308	$692,497
Natural gas	121,828	38,925	29,175
Purchased oil and gas sales	87,989	10,272	—
Midstream revenues	72,752	35,406	23,769
Well services revenues	52,791	33,754	44,294
Total revenues	$1,248,424	$704,665	$789,735
Production data:
Oil (MBbls)	18,818	15,174	16,091
Natural gas (MMcf)	31,946	19,573	14,002
Oil equivalents (MBoe)	24,143	18,436	18,424
Average daily production (Boe per day)	66,144	50,372	50,477
Average sales prices:
Oil, without derivative settlements (per Bbl)	$48.52	$38.64	$43.04
Oil, with derivative settlements (per Bbl)(1)	48.00	46.68	66.06
Natural gas, without derivative settlements (per Mcf)(2)	3.81	1.99	2.08
Natural gas, with derivative settlements (per Mcf)(1)(2)	3.86	1.99	2.08
__________________

(1)
Realized prices include gains or losses on cash settlements for our commodity derivatives, which do not qualify for or were not designated as hedging instruments for accounting purposes. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)	Natural gas prices include the value for natural gas and natural gas liquids.
Year ended December 31, 2017 as compared to year ended December 31, 2016
Oil and gas revenues. Our oil and gas revenues increased $409.7 million, or 66%, to $1,034.9 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The higher oil and natural gas production amounts sold increased revenues by $224.0 million, coupled with a $185.7 million increase due to higher oil and natural gas sales prices during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Average oil sales prices, without derivative settlements, increased by $9.88 per barrel to an average of $48.52 per barrel, and average natural gas sales prices, without derivative settlements and which include the value for natural gas and natural gas liquids, increased by $1.82 per Mcf to an average of $3.81 per Mcf for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Average daily production sold increased by 15,772 Boe per day to 66,144 Boe per day during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in average daily production sold was primarily a result of our acquisition completed on December 1, 2016 of approximately 55,000 net acres in the Williston Basin (the “Williston Basin Acquisition”) and our 63.0 total net well completions in the Williston Basin during the year ended December 31, 2017. See Note 9 to our audited consolidated financial statements for a description of our acquisitions and divestitures.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased for blending at our crude oil terminal that began in late 2016, increased $77.7 million to $88.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Midstream revenues. Midstream revenues were $72.8 million for the year ended December 31, 2017, which was a $37.4 million increase year over year. This increase was driven by a $24.9 million increase related to higher natural gas volumes gathered, compressed and processed, coupled with a $10.4 million increase related to higher oil volumes gathered, stabilized and transported as a result of the start up of our natural gas processing plant and our oil gathering system in the second half of 2016, respectively.

Well services revenues. In 2017, we increased the pace of our well completions and added a second fracturing fleet as well as third party crews. As a result, our well services revenues increased by $19.0 million to $52.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, which was due to a $10.7 million increase in well completion revenue due to the increased activity as a result of adding the second fracturing fleet, coupled with a $7.7 million increase in product sales to third parties.
Year ended December 31, 2016 as compared to year ended December 31, 2015
Oil and gas revenues. Our oil and gas revenues decreased $96.5 million, or 13% to $625.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The lower oil and natural gas sales prices decreased revenues by $72.1 million coupled with a $35.4 million decrease due to lower oil production amounts sold, partially offset by an $11.1 million increase due to higher natural gas production amounts sold during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Average oil sales prices, without derivative settlements, decreased by $4.40 per barrel to an average of $38.64 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids, decreased by $0.09 per Mcf to an average of $1.99 per Mcf for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Average daily production sold decreased by 105 Boe per day to 50,372 Boe per day during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in average daily production sold was primarily a result of the natural decline in production in wells that were producing as of December 31, 2015, coupled with the divestiture completed on April 1, 2016, which resulted in a decrease in average daily production of approximately 411 Boe per day during the year ended December 31, 2016. This decrease was offset by our 38.1 total net well completions in the core of the Williston Basin, which had higher gas to oil ratios that resulted in a 40% increase in natural gas production sold year over year, and the Williston Basin Acquisition completed on December 1, 2016. See Note 9 to our audited consolidated financial statements for a description of our acquisitions and divestitures.
Purchased oil and gas sales. During the year ended December 31, 2016, purchased oil and gas sales were $10.3 million, which represents the sale of crude oil purchased primarily for blending at our crude oil terminal that began in late 2016. There were no purchased oil and gas sales during the year ended December 31, 2015.
Midstream revenues. Midstream revenues were $35.4 million for the year ended December 31, 2016, which was a $11.6 million increase year over year. This increase was driven by a $6.1 million increase related to higher natural gas volumes gathered and processed with the start up of our natural gas processing plant in the third quarter of 2016, coupled with a $6.0 million increase related to increased water volumes flowing through our produced and flowback water disposal systems as a result of new well connections and capacity additions.
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

Expenses and other income
The following table summarizes our operating expenses, gain on sale of properties, other income and expenses and net income attributable to non-controlling interests for the periods presented:

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$177,134	$135,444	$144,481
Midstream operating expenses	17,589	9,003	6,198
Well services operating expenses(1)	37,228	20,675	24,782
Marketing, transportation and gathering expenses(2)	55,740	30,108	31,610
Purchased oil and gas expenses	89,320	10,258	—
Production taxes	88,133	56,565	69,584
Depreciation, depletion and amortization	530,802	476,331	485,322
Exploration expenses	11,600	1,785	2,369
Rig termination	—	—	3,895
Impairment	6,887	4,684	46,109
General and administrative expenses(1)	91,797	89,342	89,549
Total operating expenses	1,106,230	834,195	903,899
Gain (loss) on sale of properties	1,774	(1,303)	—
Operating income (loss)	143,968	(130,833)	(114,164)
Other income (expense)
Net gain (loss) on derivative instruments	(71,657)	(105,317)	210,376
Interest expense, net of capitalized interest	(146,837)	(140,305)	(149,648)
Gain on extinguishment of debt	—	4,741	—
Other income (expense)	(1,332)	160	(2,935)
Total other income (expense)	(219,826)	(240,721)	57,793
Loss before income taxes	(75,858)	(371,554)	(56,371)
Income tax benefit	203,304	128,538	16,123
Net income (loss) including non-controlling interests	127,446	(243,016)	(40,248)
Less: Net income attributable to non-controlling interests(3)	3,650	—	—
Net income (loss) attributable to Oasis	$123,796	$(243,016)	$(40,248)
Costs and expenses (per Boe of production):
Lease operating expenses	$7.34	$7.35	$7.84
Marketing, transportation and gathering expenses(2)	2.31	1.63	1.72
Production taxes	3.65	3.07	3.78
Depreciation, depletion and amortization	21.99	25.84	26.34
General and administrative expenses(1)	3.80	4.85	4.86
__________________

(1)
For the year ended December 31, 2017, certain well services direct field labor compensation expenses are included in well services operating expenses on our Consolidated Statements of Operations, which were previously recognized in general and administrative expenses on our Consolidated Statements of Operations. For the years ended December 31, 2016 and 2015, well services operating expenses have been adjusted to include $2.9 million and $3.7 million, respectively, which were previously recognized in general and administrative expenses on our Consolidated Statements of Operations.

(2)
Prior to the first quarter of 2017, marketing, transportation and gathering expenses included purchased oil and gas expenses related to blending at our crude oil terminal on our Consolidated Statements of Operations. Prior periods have been adjusted retrospectively to reflect these expenses in purchased oil and gas expenses on our Consolidated

Statements of Operations. For the year ended December 31, 2016, marketing, transportation and gathering expenses have been adjusted to exclude $10.3 million of purchased oil and gas expenses.

(3)
As OMP completed its initial public offering on September 25, 2017, the net income attributable to non-controlling interests represents the OMP interest owned by the public for the period from September 25, 2017 through December 31, 2017.

Year ended December 31, 2017 as compared to year ended December 31, 2016
Lease operating expenses. Lease operating expenses increased $41.7 million to $177.1 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions and the Williston Basin Acquisition, coupled with an increase in workover costs during the year ended December 31, 2017. We completed and placed on production 63.0 total net wells in the Williston Basin during the year ended December 31, 2017 as compared to 38.1 total net wells completed and placed on production during the year ended December 31, 2016. Lease operating expenses per Boe remained relatively flat year over year.
Midstream operating expenses. Midstream operating expenses represent third-party working interest owners’ share of operating expenses incurred by OMS. The $8.6 million increase for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily related to the start up of our natural gas processing plant and our oil gathering system during 2016.
Well services operating expenses. Well services operating expenses represent third-party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $16.5 million increase for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to increased well completion product sales, coupled with increased trucking costs, maintenance and direct labor expenses due to the addition of a second fracturing fleet and higher well completion activity during 2017.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $25.6 million year over year, or a $0.68 increase per Boe, which was primarily attributable to higher oil gathering and transportation expenses related to the start up of the Dakota Access Pipeline in 2017 and the start up of our oil gathering system in the second half of 2016. In addition, natural gas gathering and processing expenses increased due to additional well connections on OMS infrastructure and the start up of our natural gas processing plant in the second half of 2016. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $2.34 for the year ended December 31, 2017 as compared to $1.60 for the year ended December 31, 2016 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily for blending at our crude oil terminal that began in late 2016, increased $79.0 million to $89.3 million for the year ended December 31, 2017 as compared to December 31, 2016.
Production taxes. Our production taxes for the years ended December 31, 2017 and 2016 were 8.5% and 9.1%, respectively, as a percentage of oil and natural gas sales. The production tax rate decreased year over year primarily due to a lower oil production mix. North Dakota’s natural gas production tax is $0.0555 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $54.5 million to $530.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in DD&A expense for the year ended December 31, 2017 was primarily due to production increases from our wells completed during the year ended December 31, 2017 coupled with the Williston Basin Acquisition, offset by a decrease in the average DD&A rate to $21.99 per Boe for the year ended December 31, 2017 as compared to $25.84 per Boe for the year ended December 31, 2016. The decrease in the DD&A rate was primarily due to lower well costs for wells completed during the second half of 2016 and the first half of 2017.
Exploration expenses. Exploration expenses increased $9.8 million to $11.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to a $7.5 million increase in geological and geophysical expenses coupled with a $2.1 million write-off of costs primarily related to exploratory well locations that are no longer in our current development plan.
Impairment. During the years ended December 31, 2017 and 2016, we recorded total impairment charges of $6.9 million and $4.7 million, respectively. For the year ended December 31, 2016, we recorded impairment charges of $3.6 million to adjust the carrying value of our properties held for sale to their estimated fair value, determined based on the expected sales price less costs to sell. No other impairment charges of proved oil and gas or other properties were recorded in 2017 or 2016. We also recorded non-cash impairment charges of $0.3 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively, for unproved properties due to leases that expired during the period. As a result of periodic assessments of our unproved properties not held-by-production, we recorded an impairment loss on our unproved oil and natural gas properties of $6.6 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively, related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration. In determining the amount of non-cash impairment charges for such periods, we considered the application of the factors described under “Critical accounting policies and estimates—Impairment of proved properties” and “Critical accounting policies and estimates—Impairment of unproved properties.”
General and administrative (“G&A”) expenses. Our G&A expenses increased $2.5 million for the year ended December 31, 2017 from $89.3 million for the year ended December 31, 2016. OMS G&A increased $4.2 million year over year primarily due to increased employee compensation as a result of organizational growth within this segment due to the start up of our natural gas processing plant in the third quarter of 2016, coupled with expenses incurred related to the initial public offering of OMP. E&P G&A was $77.6 million and $79.0 million and OWS G&A was $6.9 million and $7.2 million for the years ended December 31, 2017 and 2016, respectively. Consolidated G&A expenses included non-cash amortization for equity-based compensation of $26.5 million and $24.1 million in 2017 and 2016, respectively. Our full-time employee headcount increased 23% year over year.
Gain (loss) on sale of properties. For the year ended December 31, 2017, we recognized a $1.8 million gain related to the sale of certain non-operated wells. For the year ended December 31, 2016, we recognized a $1.3 million loss related to the sale of certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations.
Derivatives. As a result of entering into derivative contracts and the effect of the forward strip oil and gas price changes, we incurred a $71.7 million net loss on derivative instruments, including net cash settlement payments of $8.3 million, for the year ended December 31, 2017, and a $105.3 million net loss on derivative instruments, including net cash settlement receipts of $122.0 million, for the year ended December 31, 2016. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $6.5 million to $146.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to interest expense related to our senior unsecured convertible notes issued in September 2016, which includes debt discount amortization, and the borrowings under our Revolving Credit Facilities, coupled with a decrease in capitalized interest due to lower costs for work in progress assets as a result of the completion of our natural gas processing plant in the third quarter of 2016. These increases were offset by the repurchase of an aggregate principal amount of $447.0 million of outstanding senior unsecured notes in 2016, which resulted in a $16.2 million decrease in interest costs. For the year ended December 31, 2017, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $416.2 million and $9.1 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 2.8% and 3.1% respectively. For the year ended December 31, 2016, the weighted average debt outstanding under the Oasis Credit Facility was $116.1 million, and the weighted average interest rate incurred on the outstanding borrowings thereunder was 2.2%. We capitalized $12.8 million and $16.8 million of interest costs for the years ended December 31, 2017 and 2016, respectively, which will be amortized over the life of the related assets.
Gain on extinguishment of debt. During the year ended December 31, 2016, we repurchased an aggregate principal amount of $447.0 million of our outstanding senior unsecured notes for an aggregate cost of $435.9 million, including accrued interest and fees. For the year ended December 31, 2016, we recognized a pre-tax gain related to the repurchase of $4.7 million, which included unamortized deferred financing costs write-offs of $6.4 million. During the year ended December 31, 2017, we did not repurchase any portion of our outstanding senior unsecured notes.
Income tax benefit. Our income tax benefit for the years ended December 31, 2017 and 2016 was recorded at 268.0% and 34.6%, respectively, of pre-tax loss. For the years ended December 31, 2017 and 2016, the effective rate on pre-tax loss was higher and lower, respectively, than the combined federal statutory rate and the statutory rates for the states in which we conduct business due to the impact of permanent differences. The higher rate for the year ended December 31, 2017 is related to the impact from the remeasurement of the deferred tax liability due to the change in tax rate under the Tax Cuts and Jobs Act and the OMP earnings attributable to non-controlling interest. Excluding these items, the effective tax rate was 39.7% for the year ended December 31, 2017 as compared to the 34.6% rate for the year ended December 31, 2016 primarily as a result of compensation amounts expensed for book purposes versus the amount deductible for tax purposes, which amounts were related to equity-based compensation vesting during the year ended December 31, 2017 at prices higher than the grant date values and vesting during the year ended December 31, 2016 at prices lower than grant date values.

Year ended December 31, 2016 as compared to year ended December 31, 2015
Lease operating expenses. Lease operating expenses decreased $9.0 million to $135.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily due to an increase in produced and flowback water disposal volumes being transported on OMS pipelines and injected in OMS produced and flowback water disposal wells coupled with the completion of wells in the core that had lower water to oil ratios, partially offset by higher costs associated with operating an increased number of producing wells. Utilizing our own infrastructure for produced and flowback water disposal enables us to lower operating costs through increased operational efficiency. We completed and placed on production 38.1 total net wells in the Williston Basin during the year ended December 31, 2016 as compared to 64.3 total net wells completed and placed on production during the year ended December 31, 2015. Lease operating expenses decreased from $7.84 per Boe for the year ended December 31, 2015 to $7.35 per Boe for the year ended December 31, 2016 due to the lower costs.
Midstream operating expenses. Midstream operating expenses represent third-party working interest owners’ share of operating expenses incurred by OMS. The $2.8 million increase for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily related to the start up of our natural gas processing plant in the third quarter of 2016 coupled with an increase in water trucking expenses due to produced water from OPNA exceeding OMS produced and flowback water disposal capacity in certain areas and at certain times.
Well services operating expenses. Well services operating expenses represent third-party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $4.1 million decrease for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to the lower well completion activity, partially offset by OWS completing OPNA wells with a higher average third-party working interest in the year ended December 31, 2016 as compared to December 31, 2015.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses decreased $1.5 million year over year, or a $0.09 decrease per Boe, which was primarily attributable to a decrease year over year of $1.2 million in the write down of our crude oil inventory to the lower of cost or market value at year-end and a $0.8 million decrease in oil transportation costs, primarily driven by lower trucking costs, offset by a $0.4 million increase in natural gas gathering and processing expenses related to additional well connections on OMS infrastructure and the start up of our natural gas processing plant in the third quarter of 2016. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis remained relatively consistent at $1.60 and $1.62 for the years ended December 31, 2016 and 2015, respectively.
Purchased oil and gas expenses. For the year ended December 31, 2016, we incurred $10.3 million of purchase costs related to crude oil for blending. We did not incur similar charges during the year ended December 31, 2015.
Production taxes. Our production taxes for the years ended December 31, 2016 and 2015 were 9.1% and 9.6%, respectively, as a percentage of oil and natural gas sales. The production tax rate decreased year over year primarily due to reduced extraction tax rates in North Dakota beginning in January 2016. For the years ended December 31, 2016 and 2015, the percentage of our total production located in North Dakota was approximately 92% and 88%, respectively. In 2015, North Dakota had a crude oil tax structure based on a 5% production tax and a 6.5% oil extraction tax, resulting in a combined tax rate of 11.5% of crude oil revenues. In 2016, the North Dakota oil extraction tax was reduced to 5%, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization. DD&A expense decreased $9.0 million to $476.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in DD&A expense for the year ended December 31, 2016 was primarily due to a decrease in the average DD&A rate to $25.84 per Boe for the year ended December 31, 2016 as compared to $26.34 per Boe for the year ended December 31, 2015. The decrease in the DD&A rate was primarily due to lower well costs and higher recoverable reserves.
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
General and administrative expenses. Our G&A expenses decreased $0.2 million for the year ended December 31, 2016 from $89.5 million for the year ended December 31, 2015. E&P G&A was $79.0 million and $83.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease in E&P G&A was primarily due to lower compensation expenses due to a decrease in employee headcount. OWS G&A increased by $2.9 million primarily due to OWS completing OPNA wells with a higher average third-party working interest during the year ended December 31, 2016 as compared to the year ended December 31, 2015. OMS G&A increased $0.9 million for the year ended December 31, 2016 as compared to December 31, 2015 primarily due to increased employee compensation due to organizational growth within this segment due to the start up of our natural gas processing plant in the third quarter of 2016. Consolidated G&A expenses included non-cash amortization for equity-based compensation of $24.1 million and $25.3 million in 2016 and 2015, respectively. Our full-time employee headcount decreased to 477 as of December 31, 2016 from 535 as of December 31, 2015.
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
Interest expense. Interest expense decreased $9.3 million to $140.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily due to the repurchase of Senior Notes, which decreased interest costs, and a decrease in interest expense incurred on borrowings under the Oasis Credit Facility. These decreases were partially offset by interest expense related to our senior unsecured convertible notes issued in September 2016, which includes debt discount amortization, and a decrease in capitalized interest due to lower work in progress as a result of the completion of our natural gas processing plant in the third quarter of 2016. Interest expense incurred on borrowings under the Oasis Credit Facility decreased by $2.9 million during 2016 as compared to 2015 due to a lower average borrowings year over year. For the year ended December 31, 2016, the weighted average debt outstanding under the Oasis Credit Facility was $116.1 million, and the weighted average interest rate incurred on the outstanding borrowings thereunder was 2.2%. For the year ended December 31, 2015, the weighted average debt outstanding under the Oasis Credit Facility was $261.2 million, and the weighted average interest rate incurred on the outstanding borrowings thereunder was 1.8%. We capitalized $16.8 million and $18.6 million of interest costs for the years ended December 31, 2016 and 2015, respectively, which will be amortized over the life of the related assets.
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
Income tax benefit. Our income tax benefit for the years ended December 31, 2016 and 2015 was recorded at 34.6% and 28.6%, respectively, of pre-tax loss. The effective tax rates for both years were lower than the combined federal statutory rate and the statutory rates for the states in which we conduct business due to the impact of permanent differences on our pre-tax loss. The permanent differences were primarily for compensation amounts expensed for book purposes versus the amounts deductible for income tax purposes related to equity-based compensation vesting during years ended December 31, 2016 and 2015 at stock prices lower than the grant date values. During the year ended December 31, 2016, we recorded a valuation allowance of $0.8 million and $0.6 million for Montana net operating losses and federal charitable contribution carryovers, respectively, based on management’s assessment that it is more likely than not that these net deferred tax assets will not be realized prior to their expiration due to their short carryover periods, current economic conditions and expectations for the future.

Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been proceeds from our Notes, borrowings under our Revolving Credit Facilities, proceeds from public equity offerings, cash flows from operations, the sale of certain non-core oil and gas properties and cash settlements of derivative contracts. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties and midstream infrastructure, payment of operating and general and administrative costs, interest payments on outstanding debt and repurchases of Senior Notes. We continually monitor potential capital sources, including equity and debt financings and potential asset monetizations, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$507,876	$228,018	$359,815
Net cash used in investing activities	(714,760)	(1,070,828)	(479,148)
Net cash provided by financing activities	212,378	844,306	83,252
Net change in cash and cash equivalents	$5,494	$1,496	$(36,081)
Our cash flows depend on many factors, including the price of oil and natural gas and the success of our development and exploration activities as well as future acquisitions. Prices for oil declined significantly since mid-2014, which substantially decreased our cash flows provided by operating activities for the years ended December 31, 2016 and 2015. During 2017, prices for oil began to show upward movements resulting in increased cash flows provided by operating activities. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in oil and natural gas prices on a portion of our production, thereby mitigating our exposure to oil and natural gas price declines, but these transactions may also limit our cash flow in periods of rising oil and natural gas prices. As of December 31, 2017, our derivative contracts in place cover 15.1 MMBbls of crude oil and 7.7 MMBtus of natural gas in 2018.
On December 13, 2017, we completed a public offering resulting in net proceeds of $302.6 million, after deducting underwriting discounts and commissions, which was raised to fund a portion of the Permian Basin Acquisition, but was initially used to repay borrowings from the Oasis Credit Facility. On February 14, 2018, we borrowed $502.0 million under the Oasis Credit Facility to fund cash due at closing of the Permian Basin Acquisition and we also issued 46,000,000 shares of our common stock to Forge Energy to fund a portion of the Permian Basin Acquisition (see Note 9 – Acquisitions and Divestitures).
Our existing Revolving Credit Facilities provide additional liquidity. The Oasis Credit Facility has a current borrowing base of $1,600.0 million and an elected commitment amount of $1,150.0 million. On February 26, 2018, the Company entered into an amendment to the Oasis Credit Facility, resulting in the aggregate elected commitment being increased from $1,150.0 million to $1,350.0 million and two new lenders being added to the bank group. The next redetermination of the borrowing base for the Oasis Credit Facility is scheduled for April 1, 2018. The OMP Credit Facility has a current borrowing capacity of $200.0 million.
We believe we have adequate liquidity to fund planned 2018 capital expenditures and to meet our near-term future obligations. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Cash flows provided by operating activities
Net cash provided by operating activities was $507.9 million, $228.0 million and $359.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in cash flows provided by operating activities for the year ended December 31, 2017 as compared to 2016 was primarily the result of the 26% increase in realized prices for oil, a 24% increase in oil production, a 92% increase in realized prices for natural gas and a 63% increase in natural gas production, coupled with increases in natural gas gathering and processing, produced and flowback pipeline transport and produced and flowback water disposal and increases in well services activity. The decrease in cash flows used in operating activities for the year ended December 31, 2016 as compared to 2015 was primarily the result of the 10% decrease in realized prices for oil and a 6% decrease in oil production coupled with decreased well services activity, partially offset by a 40% increase in natural gas production and increases in natural gas gathering and processing, produced and flowback pipeline transport and produced and flowback water disposal.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions and the impact of our outstanding derivative instruments. We had a working capital deficit of $215.6 million at December 31, 2017, however, we believe we have adequate liquidity to meet our working capital requirements. As of December 31, 2017, we had $1,208.2 million of liquidity available, including $16.7 million in cash and cash equivalents and $1,191.5 million of aggregate unused borrowing base committed capacity available under our Revolving Credit Facilities. As of December 31, 2016, we had a working capital deficit of $142.6 million.
Cash flows used in investing activities
We had net cash flows used in investing activities of $714.8 million, $1,070.8 million and $479.1 million during the years ended December 31, 2017, 2016 and 2015, respectively, primarily as a result of our capital expenditures for acquisition, drilling and development costs. The decrease in cash used in investing activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to a decrease in cash used for acquisitions year over year, primarily due to the Williston Basin Acquisition in 2016, partially offset by a 52% increase in cash capital expenditures for the development of our properties as a result of higher commodity prices. Net cash used in investing activities during the year ended December 31, 2017 was primarily attributable to $647.3 million in other capital expenditures for the development of our properties, including E&P capital, the second natural gas processing plant, and other midstream infrastructure coupled with $61.9 million for acquisitions, including the deposit of $47.3 million paid as part of the Permian Basin Acquisition, and $8.3 million for derivative settlements paid as a result of higher crude oil prices, partially offset by $5.8 million for proceeds from sale of properties. Net cash used in investing activities during the year ended December 31, 2016 was primarily attributable to $781.5 million for acquisitions, $426.3 million in other capital expenditures for the development of our properties, including E&P capital, the natural gas processing plant and other midstream infrastructure, partially offset by $122.0 million for derivative settlements received as a result of lower crude oil prices. Net cash used in investing activities during the year ended December 31, 2015 was primarily attributable to $819.8 million in capital expenditures, which were primarily for the development of our properties, including E&P capital, OMS pipelines, produced and flowback water disposal wells and natural gas processing plant construction, partially offset by $370.4 million for derivative settlements received as a result of lower crude oil prices.
Expenditures for the acquisition and development of oil and natural gas properties are the primary use of our capital resources. Our capital expenditures for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Capital expenditures
E&P	$517,329	$208,437	$436,959
Well services	12,537	680	21,711
Other capital expenditures(1)	17,215	20,502	25,643
Total capital expenditures before acquisitions and midstream	$547,081	$229,619	$484,313
Midstream	235,090	170,386	96,947
Total capital expenditures before acquisitions	782,171	400,005	581,260
Acquisitions	54,033	781,522	28,739
Total capital expenditures(2)	$836,204	$1,181,527	$609,999
__________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

(2)
Capital expenditures (including acquisitions and midstream) reflected in the table above differ from the amounts for capital expenditures and acquisitions of oil and gas properties shown in the statement of cash flows in our consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis.

In 2017, we spent $836.2 million on capital expenditures, which represented a 29% decrease as compared to the $1,181.5 million spent during 2016. This decrease was primarily due to $781.5 million for acquisitions in 2016, including the Williston Basin Acquisition. Excluding acquisitions, capital expenditures increased 96% as compared to 2016. The increase was attributable to increased drilling and completion activity as a result of higher commodity prices in 2017 coupled with higher capital expenditures for midstream, primarily related to the second natural gas processing plant constructed in our Wild Basin area in North Dakota and a freshwater intake facility from the Missouri River and a freshwater distribution system that it is expanding to service a portion of the our completion activity in Wild Basin.
During 2017, we participated in 153 gross wells (63.0 net) that were completed and placed on production, and, as operator, we completed and placed on production 88 gross (58.3 net) of these wells. In addition, as of December 31, 2017, we had 77 gross operated wells awaiting completion in the Bakken and Three Forks formations. Our land leasing and acquisition activity is focused in and around our existing core consolidated land positions in the Williston Basin as well as our recently acquired acreage in the Delaware Basin.
As a result of current oil prices, we have increased our planned 2018 capital expenditures as compared to 2017 capital expenditures, excluding acquisitions. We anticipate investing between $1,090 million and $1,170 million in 2018 as follows:

Plan for the year ended December 31, 2018
(In thousands)
E&P capital	$815,000 - $855,000
Midstream	235,000 - 275,000
Other(1)	40,000
Total capital expenditures	$1,090,000 - $1,170,000
__________________

(1)	Other capital expenditures include capitalized interest, well services and administrative capital.
While we have budgeted approximately $1,090 million to $1,170 million for total capital expenditures in 2018, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Furthermore, if we acquire additional acreage, our capital expenditures may be higher than budgeted. We believe that cash on hand, including cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our Revolving Credit Facilities should be sufficient to fund our 2018 capital expenditure plan. However, because the operated wells funded by our 2018 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
Our capital plan may further be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If oil prices decline substantially or for an extended period of time, we could defer a significant portion of our planned capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. We actively review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Cash flows provided by financing activities
Net cash provided by financing activities was $212.4 million, $844.3 million and $83.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, cash sourced through financing activities was provided by net proceeds from the issuance of our common stock (see Note 14 – Common Stock), net of offering costs and net proceeds from the sale of OMP common units (see Note 3 – Oasis Midstream Partners LP), net of offering costs, partially offset principal payments on our Revolving Credit Facilities. For the year ended December 31, 2016, cash sourced through financing activities was provided by net proceeds from the issuance of our common stock, the issuance of our Senior Convertible Notes, and the borrowings under the Oasis Credit Facility, partially offset by the repurchase of a portion of our Senior Notes. For the year ended December 31, 2015, cash sourced through financing activities was provided by net proceeds from the issuance of our common stock, partially offset by net repayments on the Oasis Credit Facility.
Sale of common stock. On December 13, 2017, we completed a public offering of 32,000,000 shares of its common stock at a purchase price to the public of $9.55 per share. The net proceeds of $302.6 million, after deducting underwriting discounts and commissions, were raised to fund a portion of the Permian Basin Acquisition, but were initially used to repay borrowings from the Oasis Credit Facility. On February 14, 2018, we borrowed $502.0 million under the Oasis Credit Facility to fund cash due at closing of the Permian Basin Acquisition.
Senior secured revolving line of credit. We have a senior secured revolving line of credit among OPNA, as Borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “Oasis Credit Facility”) with an overall senior secured line of credit of $2,500.0 million as of December 31, 2017. The Oasis Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Oasis Credit Facility is the earlier of (i) April 13, 2020, and (ii) 90 days prior to their maturity date of the 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), of which $54.3 million is outstanding, to the extent such 2019 Notes are not retired or refinanced to have a maturity date at least 90 days after April 13, 2020. On April 10, 2017, the lenders under the Oasis Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2017, resulting in an increase in the borrowing base from $1,150.0 million to $1,600.0 million; however, we elected to limit the Lenders’ aggregate commitment to $1,150.0 million. On September 25, 2017, we entered into the ninth amendment to the Oasis Credit Facility to permit the transactions and agreements entered into in connection with the OMP IPO. On October 17, 2017, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2017, resulting in the borrowing base and the aggregate elected commitment reaffirmed at $1,600.0 million and $1,150.0 million, respectively. On February 26, 2018, the Company entered into an amendment to the Oasis Credit Facility, resulting in the aggregate elected commitment being increased from $1,150.0 million to $1,350.0 million and two new lenders being added to the bank group. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for April 1, 2018.
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
As of December 31, 2017, we had $70.0 million of borrowings at a weighted average interest rate of 3.1% and $10.5 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $1,069.5 million. As of December 31, 2016, we had $363.0 million of borrowings at a weighted average interest rate of 2.5% and $12.3 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $774.7 million.
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

•
a requirement that we maintain a Current Ratio (as defined in the Oasis Credit Facility) of consolidated current assets (including unused borrowing base committed capacity and with exclusions as described in the Oasis Credit Facility) to consolidated current liabilities (with exclusions as described in the Oasis Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•
if the Aggregate Elected Commitment Amounts (as defined in the Oasis Credit Facility) exceed $1,350.0 million, a requirement that we maintain a ratio of total debt (as defined in the Oasis Credit Facility) to consolidated EBITDAX (as defined in the Oasis Credit Facility) of no greater than 4.25 to 1.0 for the first two full fiscal quarters ending after the first date on which they exceed $1,350.0 million and no greater than 4.0 to 1.0 for each fiscal quarter thereafter.

The Oasis Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. We were in compliance with the financial covenants of the Oasis Credit Facility as of December 31, 2017 and 2016. As of December 31, 2017, our consolidated EBITDAX was $699.7 million and our consolidated Interest Expense was $142.6 million, resulting in a ratio of 4.9 as compared to a minimum required ratio of 2.5. In addition, as of December 31, 2017, our consolidated current assets and consolidated current liabilities (as described above) were $1,436.8 million and $449.6 million, respectively, resulting in a Current Ratio of 3.2 as compared to a minimum required ratio of 1.0. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
OMP Operating LLC revolving line of credit. On September 25, 2017, OMP entered into a credit agreement (the “OMP Credit Agreement”) for a $200.0 million senior secured revolving credit facility among Oasis Midstream, as parent, OMP Operating LLC, a subsidiary of OMP (see Note 3 – Oasis Midstream Partners LP), as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, our “Revolving Credit Facilities”). The OMP Credit Facility has a maturity date of September 25, 2022 and is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the OMP Credit Facility may be increased up to $400.0 million, subject to certain conditions.
As of December 31, 2017, we had $78.0 million of borrowings at a weighted average interest rate of 3.2% under the OMP Credit Facility, resulting in an unused borrowing base committed capacity of $122.0 million.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated total leverage ratio, (2) consolidated senior secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the OMP Credit Agreement). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at December 31, 2017.
Senior unsecured notes. As of December 31, 2017, our long-term debt includes outstanding senior unsecured note obligations of $1,753.0 million for senior unsecured notes (the “Senior Notes”), including $54.3 million of the 2019 Notes, $395.5 million of 6.5% senior unsecured notes due November 1, 2021 (the “2021 Notes”), $937.1 million of 6.875% senior unsecured notes due March 15, 2022 (the “2022 Notes”) and $366.1 million of 6.875% senior unsecured notes due January 15, 2023 (the “2023 Notes”).
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
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of December 31, 2017.
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
For the year ended December 31, 2016, the Company recognized a pre-tax gain of $4.7 million related to these repurchases, including the Tender Offers, which were net of unamortized deferred financing costs write-offs of $6.4 million, and are reflected in gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.

Senior unsecured convertible notes. In September 2016, we issued $300.0 million of 2.625% Senior Convertible Notes due September 2023, which resulted in aggregate net proceeds to us of $291.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used the proceeds from the Senior Convertible Notes to fund the tender offers to repurchase of certain outstanding Senior Notes. The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms.
We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at out election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of December 31, 2017, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of December 31, 2017.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by our material subsidiaries.
Obligations and commitments
We have the following contractual obligations and commitments as of December 31, 2017:

	Payments due by period
Contractual obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Senior unsecured notes(1)	$2,052,950	$—	$54,275	$1,332,581	$666,094
Interest payments on senior unsecured notes(1)	597,631	127,111	248,330	189,146	33,044
Borrowings under Oasis Credit Facility(1)	70,000	—	70,000	—	—
Borrowings under OMP Credit Facility(1)	78,000	—	—	78,000	—
Interest payments on borrowings under Oasis Credit Facility(1)	143	143	—	—	—
Interest payments on borrowings under OMP Credit Facility(1)	221	221	—	—	—
Asset retirement obligations(2)	48,799	288	1,498	804	46,209
Drilling rig commitments	3,265	3,265	—	—	—
Operating leases(3)	46,871	10,378	11,518	8,422	16,553
Volume commitment agreements(3)	442,609	55,092	128,774	118,543	140,200
Total contractual cash obligations	$3,340,489	$196,498	$514,395	$1,727,496	$902,100
__________________

(1)
See Note 10 to our audited consolidated financial statements for a description of our senior unsecured notes, Revolving Credit Facilities and related interest payments. As of December 31, 2017, we had $70.0 million of borrowings and $10.5 million of outstanding letters of credit issued under the Oasis Credit Facility and $78.0 million of borrowings under the OMP Credit Facility.

(2)
Amounts represent the present value of estimated costs expected to be incurred in the future to plug, abandon and remediate our oil and gas properties and produced and flowback water disposal wells at the end of their productive lives. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 11 to our audited consolidated financial statements.

(3)	See Note 18 to our audited consolidated financial statements for a description of our operating leases and volume commitment agreements.
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
Unproved properties consist of costs incurred to acquire unproved leases, or lease acquisition costs. Lease acquisition costs are capitalized until the leases expire or when we specifically identify leases that will revert to the lessor, at which time we expense the associated lease acquisition costs. The expensing of the lease acquisition costs is recorded as impairment in our Consolidated Statements of Operations. Lease acquisition costs related to successful exploratory drilling are reclassified to proved properties and depleted on a unit-of-production basis.
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
Midstream revenues consist primarily of revenues from produced and flowback pipeline transport, produced and flowback water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering for OPNA’s operated wells. OWS provides well services and sells well completion products and equipment rentals primarily to OPNA. Midstream and well services revenue is recognized when services have been performed or related volumes or products have been delivered. The revenues related to OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in our Consolidated Statements of Operations.
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
Asset retirement obligations
We record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred and can be reasonably estimated with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties, this is the period in which the well is drilled or acquired. The asset retirement obligation (“ARO”) represents the estimated amount we will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period, and the capitalized costs are amortized on the unit-of-production method. The accretion expense is recorded as a component of depreciation, depletion and amortization in our Consolidated Statements of Operations.
Some of our midstream assets, including certain pipelines and our natural gas processing plants, have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities, when the assets are abandoned. We are not able to reasonably estimate the fair value of the asset retirement obligations for these assets because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We will record asset retirement obligations for these assets in the periods in which the settlement dates are reasonably determinable.
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
Derivatives
We record all derivative instruments on the Consolidated Balance Sheets as either assets or liabilities measured at their estimated fair value. The significant inputs used to estimate fair value are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. We have not designated any derivative instruments as hedges for accounting purposes, and we do not enter into such instruments for speculative trading purposes. Gains and losses from valuation changes in commodity derivative instruments are reported under other income (expense) in our Consolidated Statements of Operations. Our cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on our derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in our Consolidated Statements of Cash Flows.

Equity-based compensation
Restricted stock awards. We recognize compensation expense for all restricted stock awards made to employees and directors. Equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of restricted stock grants is based on the value of our common stock on the date of grant. Any such changes could result in different valuations and thus impact the amount of equity-based compensation expense recognized. Equity-based compensation expense recorded for restricted stock awards is included in general and administrative expenses on our Consolidated Statements of Operations.
Performance share units. We recognize compensation expense for our performance share units (“PSUs”) granted to our officers. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment (see Note 13 to our audited consolidated financial statements for a description of the inputs used in this model). Equity-based compensation expense recorded for PSUs is included in general and administrative expenses on our Consolidated Statements of Operations.
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
Recent accounting pronouncements
Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. In 2016 and 2017, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. During 2017, we completed our analysis of the impact of the standard on our contracts types comprising each of the significant revenue streams across our reportable segments. We do not believe that the adoption of ASU 2014-09 has a material impact on our financial position, cash flows and results of operations, but it may result in additional disclosures. We have also modified current processes and controls to apply the requirements of the new standard and do not believe such modifications are material to our internal controls over financial reporting.
Financial instruments. In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We do not expect the adoption of this guidance to have a material impact on our financial position, cash flows or results of operations, but it may result in additional disclosures.

Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounting for as leases under Topic 840, Leases. We plan to elect this practical expedient and are currently evaluating the effect that adopting the new lease guidance will have on our financial position, cash flows or results of operations.
Statement of cash flows. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance will not have an impact on our financial position, cash flows, or results of operations.
Income taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We expect that the adoption of this guidance will not have a material impact on our financial position, cash flows or results of operations.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 and 2015. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy, and in the past, we have tended to experience inflationary pressure on the cost of midstream and oilfield services and equipment as increasing oil and natural gas prices increased drilling activity in our areas of operations. We expect service costs to increase in 2018 due to higher demand resulting from the recent improvement in oil prices.
Off-balance sheet arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See “Obligations and commitments” above and Note 18 to our audited consolidated financial statements for a description of our commitments and contingencies.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest expense	$146,837	$140,305	$149,648
Capitalized interest	12,797	16,848	18,582
Amortization of deferred financing costs	(6,907)	(9,757)	(7,238)
Amortization of debt discount	(10,080)	(2,709)	—
Cash Interest	$142,647	$144,687	$160,992
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
The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss) including non-controlling interests	$127,446	$(243,016)	$(40,248)
(Gain) loss on sale of properties	(1,774)	1,303	—
Gain on extinguishment of debt	—	(4,741)	—
Net (gain) loss on derivative instruments	71,657	105,317	(210,376)
Derivative settlements(1)	(8,264)	121,977	370,410
Interest expense, net of capitalized interest	146,837	140,305	149,648
Depreciation, depletion and amortization	530,802	476,331	485,322
Impairment	6,887	4,684	46,109
Rig termination	—	—	3,895
Exploration expenses	11,600	1,785	2,369
Equity-based compensation expenses	26,534	24,103	25,272
Income tax benefit	(203,304)	(128,538)	(16,123)
Other non-cash adjustments	(745)	790	3,956
Adjusted EBITDA	707,676	500,300	820,234
Adjusted EBITDA attributable to non-controlling interests	3,904	—	—
Adjusted EBITDA attributable to Oasis	703,772	500,300	820,234
Cash Interest	(142,647)	(144,687)	(160,992)
Capital expenditures(2)	(836,204)	(1,181,527)	(610,000)
Capitalized interest	12,797	16,848	18,582
Free Cash Flow	$(262,282)	$(809,066)	$67,824

Net cash provided by operating activities	$507,876	$228,018	$359,815
Derivative settlements(1)	(8,264)	121,977	370,410
Interest expense, net of capitalized interest	146,837	140,305	149,648
Rig termination	—	—	3,895
Exploration expenses	11,600	1,785	2,369
Deferred financing costs amortization and other	(18,311)	(14,334)	(12,299)
Current tax expense	(421)	—	(9)
Changes in working capital	69,104	21,759	(57,551)
Other non-cash adjustments	(745)	790	3,956
Adjusted EBITDA	707,676	500,300	820,234
Adjusted EBITDA attributable to non-controlling interests	3,904	—	—
Adjusted EBITDA attributable to Oasis	703,772	500,300	820,234
Cash Interest	(142,647)	(144,687)	(160,992)
Capital expenditures(2)	(836,204)	(1,181,527)	(610,000)
Capitalized interest	12,797	16,848	18,582
Free Cash Flow	$(262,282)	$(809,066)	$67,824
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)
Capital expenditures (including acquisitions) reflected in the table above differ from the amounts shown in the statements of cash flows in our consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis. Acquisitions totaled $54.0 million, $781.5 million and $28.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Loss before income taxes including non-controlling interests	$(179,129)	$(436,469)	$(118,970)
(Gain) loss on sale of properties	(1,774)	1,661	—
Gain on extinguishment of debt	—	(4,741)	—
Net (gain) loss on derivative instruments	71,657	105,317	(210,376)
Derivative settlements(1)	(8,264)	121,977	370,410
Interest expense, net of capitalized interest	146,818	140,305	149,648
Depreciation, depletion and amortization	519,853	467,894	479,693
Impairment	6,887	2,253	46,109
Exploration expenses	11,600	1,785	2,369
Rig termination	—	—	3,895
Equity-based compensation expenses	25,436	23,346	24,762
Other non-cash adjustments	(812)	718	3,719
Adjusted EBITDA	$592,272	$424,046	$751,259
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Midstream Services
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income before income taxes including non-controlling interests	$102,340	$68,394	$59,867
Gain on sale of properties	—	(358)	—
Interest expense, net of capitalized interest	19	—	—
Depreciation, depletion and amortization	15,999	8,525	5,764
Impairment	—	2,431	—
Equity-based compensation expenses	1,461	911	692
Other non-cash adjustments	—	10	—
Adjusted EBITDA	$119,819	$79,913	$66,323

Well Services
	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income before income taxes including non-controlling interests	$15,091	$3,471	$49,197
Depreciation, depletion and amortization	12,939	14,892	19,073
Equity-based compensation expenses	1,264	1,515	1,952
Other non-cash adjustments	67	62	237
Adjusted EBITDA	$29,361	$19,940	$70,459

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

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$123,796	$(243,016)	$(40,248)
Tax reform rate change adjustments	(171,900)	—	—
(Gain) loss on sale of properties	(1,774)	1,303	—
Gain on extinguishment of debt	—	(4,741)	—
Net (gain) loss on derivative instruments	71,657	105,317	(210,376)
Derivative settlements(1)	(8,264)	121,977	370,410
Impairment	6,887	4,684	46,109
Rig termination	—	—	3,895
Amortization of deferred financing costs(2)	6,907	9,757	7,238
Amortization of debt discount	10,080	2,709	—
Other non-cash adjustments	(745)	790	3,956
Tax impact(3)	(31,696)	(90,480)	(82,697)
Adjusted Net Income (Loss) Attributable to Oasis	$4,948	$(91,700)	$98,287

Diluted earnings (loss) attributable to Oasis per share	$0.52	$(1.32)	$(0.31)
Tax reform rate change adjustments	(0.72)	—	—
(Gain) loss on sale of properties	(0.01)	0.01	—
Gain on extinguishment of debt	—	(0.03)	—
Net (gain) loss on derivative instruments	0.30	0.57	(1.62)
Derivative settlements(1)	(0.03)	0.66	2.85
Impairment	0.03	0.03	0.35
Rig termination	—	—	0.03
Amortization of deferred financing costs(2)	0.03	0.05	0.06
Amortization of debt discount	0.04	0.01	—
Other non-cash adjustments	—	—	0.03
Tax impact(3)	(0.14)	(0.48)	(0.64)
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share	$0.02	$(0.50)	$0.75

Diluted weighted average shares outstanding	237,875	183,615	130,186

Effective tax rate applicable to adjustment items	37.4%	37.4%	37.4%
____________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)
As of December 31, 2016, Adjusted Net Income (Loss) Attributable to Oasis includes the non-cash adjustment for amortization of deferred financing costs. Comparative periods have been conformed. The amortization of deferred financing costs is included in interest expense on our Consolidated Statements of Operations.

(3)
The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items. The tax impact was not computed for the tax reform rate change adjustments.

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
We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. Our crude oil and natural gas contracts will settle monthly based on the average WTI and the average NYMEX Henry Hub natural gas index price, respectively. As of December 31, 2017, we utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of its future expected oil and natural gas production. A swap is a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of December 31, 2017:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Asset (Liabilities)
					Swap	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2018	Swaps	13,675,000	Bbl	$51.25				$(109,129)
Crude oil	2018	Two-way collar	1,250,000	Bbl			$48.19	$53.33	(7,785)
Crude oil	2018	Three-way collar	186,000	Bbl		$31.67	$45.83	$59.94	(107)
Crude oil	2019	Swaps	4,091,000	Bbl	$51.52				(18,635)
Crude oil	2019	Two-way collar	93,000	Bbl			$48.67	$53.07	(513)
Crude oil	2020	Swaps	279,000	Bbl	$51.76				(728)
Natural gas	2018	Swaps	7,665,000	MMbtu	$3.05				1,683
									$(135,214)
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $107.4 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $107.0 million.
Interest rate risk. At December 31, 2017, we had (i) $54.3 million of Senior Notes at a fixed cash interest rate of 7.25% per annum, (ii) $395.5 million of Senior Notes at a fixed cash interest rate of 6.50% per annum, (iii) $1,303.2 million of Senior Notes at a fixed cash interest rate of 6.875% per annum and (iv) $300.0 million of Senior Convertible Notes at a fixed cash interest rate of 2.625% per annum outstanding.
At December 31, 2017, we had $70.0 million of borrowings and $10.5 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an Alternate Based Rate or “ABR” loan). At December 31, 2017, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR plus a 1.5% margin.
At December 31, 2017, we had $78.0 million of borrowings issued under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At December 31, 2017, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2017, we recorded $0.6 million in bad debt expense as a result of our assessment that it is probable certain receivables may not be collected. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are Lenders under the Oasis Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other Lenders under the Oasis Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $0.4 million and a net derivative liability position of $135.6 million at December 31, 2017.
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $36,000 at December 31, 2017.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Oasis Petroleum Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Oasis Petroleum Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2018
We have served as the Company’s auditor since 2007.

Oasis Petroleum Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$16,720	$11,226
Accounts receivable, net	363,580	204,335
Inventory	19,367	10,648
Prepaid expenses	7,631	7,623
Derivative instruments	344	362
Other current assets	193	4,355
Total current assets	407,835	238,549
Property, plant and equipment
Oil and gas properties (successful efforts method)	7,838,955	7,296,568
Other property and equipment	868,746	618,790
Less: accumulated depreciation, depletion, amortization and impairment	(2,534,215)	(1,995,791)
Total property, plant and equipment, net	6,173,486	5,919,567
Derivative instruments	9	—
Long-term inventory	12,200	—
Other assets	21,600	20,516
Total assets	$6,615,130	$6,178,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,370	$4,645
Revenues and production taxes payable	213,995	139,737
Accrued liabilities	236,480	119,173
Accrued interest payable	38,963	39,004
Derivative instruments	115,716	60,469
Advances from joint interest partners	4,916	7,597
Other current liabilities	40	10,490
Total current liabilities	623,480	381,115
Long-term debt	2,097,606	2,297,214
Deferred income taxes	305,921	513,529
Asset retirement obligations	48,511	48,985
Derivative instruments	19,851	11,714
Other liabilities	6,182	2,918
Total liabilities	3,101,551	3,255,475
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value: 450,000,000 shares authorized; 270,627,014 shares issued and 269,295,466 shares outstanding at December 31, 2017 and 237,201,064 shares issued and 236,344,172 shares outstanding at December 31, 2016	2,668	2,331
Treasury stock, at cost: 1,331,548 and 856,892 shares at December 31, 2017 and December 31, 2016, respectively	(22,179)	(15,950)
Additional paid-in capital	2,677,217	2,345,271
Retained earnings	717,985	591,505
Oasis share of stockholders’ equity	3,375,691	2,923,157
Non-controlling interests	137,888	—
Total stockholders’ equity	3,513,579	2,923,157
Total liabilities and stockholders’ equity	$6,615,130	$6,178,632
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$1,034,892	$625,233	$721,672
Purchased oil and gas sales	87,989	10,272	—
Midstream revenues	72,752	35,406	23,769
Well services revenues	52,791	33,754	44,294
Total revenues	1,248,424	704,665	789,735
Operating expenses
Lease operating expenses	177,134	135,444	144,481
Midstream operating expenses	17,589	9,003	6,198
Well services operating expenses	37,228	20,675	24,782
Marketing, transportation and gathering expenses	55,740	30,108	31,610
Purchased oil and gas expenses	89,320	10,258	—
Production taxes	88,133	56,565	69,584
Depreciation, depletion and amortization	530,802	476,331	485,322
Exploration expenses	11,600	1,785	2,369
Rig termination	—	—	3,895
Impairment	6,887	4,684	46,109
General and administrative expenses	91,797	89,342	89,549
Total operating expenses	1,106,230	834,195	903,899
Gain (loss) on sale of properties	1,774	(1,303)	—
Operating income (loss)	143,968	(130,833)	(114,164)
Other income (expense)
Net gain (loss) on derivative instruments	(71,657)	(105,317)	210,376
Interest expense, net of capitalized interest	(146,837)	(140,305)	(149,648)
Gain on extinguishment of debt	—	4,741	—
Other income (expense)	(1,332)	160	(2,935)
Total other income (expense)	(219,826)	(240,721)	57,793
Loss before income taxes	(75,858)	(371,554)	(56,371)
Income tax benefit	203,304	128,538	16,123
Net income (loss) including non-controlling interests	127,446	(243,016)	(40,248)
Less: Net income attributable to non-controlling interests	3,650	—	—
Net income (loss) attributable to Oasis	$123,796	$(243,016)	$(40,248)
Earnings (loss) attributable to Oasis per share:
Basic (Note 15)	$0.53	$(1.32)	$(0.31)
Diluted (Note 15)	0.52	(1.32)	(0.31)
Weighted average shares outstanding:
Basic (Note 15)	234,986	183,615	130,186
Diluted (Note 15)	237,875	183,615	130,186
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2014	101,342	$1,001	286	$(10,671)	$1,007,202	$874,769	$—	$1,872,301
Issuance of common stock	36,800	368	—	—	462,465	—	—	462,833
Equity-based compensation	1,156	7	—	—	27,398	—	—	27,405
Treasury stock - tax withholdings	(222)	—	222	(2,949)	—	—	—	(2,949)
Net loss	—	—	—	—	—	(40,248)	—	(40,248)
Balance as of December 31, 2015	139,076	1,376	508	(13,620)	1,497,065	834,521	—	2,319,342
Issuance of common stock	94,300	943	—	—	765,727	—	—	766,670
Equity-based compensation	3,317	12	—	—	25,759	—	—	25,771
Equity component of senior unsecured convertible notes, net	—	—	—	—	56,720	—	—	56,720
Treasury stock - tax withholdings	(349)	—	349	(2,330)	—	—	—	(2,330)
Net loss	—	—	—	—	—	(243,016)	—	(243,016)
Balance as of December 31, 2016	236,344	2,331	857	(15,950)	2,345,271	591,505	—	2,923,157
Cumulative-effect adjustment for adoption of ASU 2016-09 (Note 2)	—	—	—	—	2,040	2,684	—	4,724
Fees (2016 issuance of common stock)	—	—	—	—	(55)	—	—	(55)
Issuance of common stock	32,000	320	—	—	301,871	—	—	302,191
Equity-based compensation	1,426	17	—	—	28,090	—	53	28,160
Issuance of Oasis Midstream common units, net of offering costs	—	—	—	—	—	—	134,185	134,185
Treasury stock - tax withholdings	(475)	—	475	(6,229)	—	—	—	(6,229)
Net income	—	—	—	—	—	123,796	3,650	127,446
Balance as of December 31, 2017	269,295	$2,668	1,332	$(22,179)	$2,677,217	$717,985	$137,888	$3,513,579
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$127,446	$(243,016)	$(40,248)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	530,802	476,331	485,322
Gain on extinguishment of debt	—	(4,741)	—
(Gain) loss on sale of properties	(1,774)	1,303	—
Impairment	6,887	4,684	46,109
Deferred income taxes	(202,884)	(128,538)	(16,114)
Derivative instruments	71,657	105,317	(210,376)
Equity-based compensation expenses	26,534	24,103	25,272
Deferred financing costs amortization and other	18,311	14,334	12,299
Working capital and other changes:
Change in accounts receivable, net	(158,587)	(11,923)	108,461
Change in inventory	(2,501)	254	6,873
Change in prepaid expenses	(838)	(295)	1,828
Change in other current assets	148	(305)	6,489
Change in long-term inventory and other assets	(12,143)	(151)	(950)
Change in accounts payable, interest payable and accrued liabilities	115,308	(13,839)	(71,617)
Change in other current liabilities	(10,450)	4,490	6,500
Change in other liabilities	(40)	10	(33)
Net cash provided by operating activities	507,876	228,018	359,815
Cash flows from investing activities:
Capital expenditures	(647,349)	(426,256)	(819,847)
Acquisitions	(61,874)	(781,522)	(28,817)
Proceeds from sale of properties	5,774	12,333	1,075
Costs related to sale of properties	(366)	(310)	—
Derivative settlements	(8,264)	121,977	370,410
Advances from joint interest partners	(2,681)	2,950	(1,969)
Net cash used in investing activities	(714,760)	(1,070,828)	(479,148)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	1,162,000	1,407,000	630,000
Principal payments on Revolving Credit Facilities	(1,377,000)	(1,182,000)	(992,000)
Repurchase of senior unsecured notes	—	(435,907)	—
Proceeds from issuance of senior unsecured convertible notes	—	300,000	—
Deferred financing costs	(2,714)	(9,127)	(14,632)
Proceeds from sale of common stock	302,191	766,670	462,833
Proceeds from sale of Oasis Midstream common units, net of offering costs	134,185	—	—
Purchases of treasury stock	(6,229)	(2,330)	(2,949)
Other	(55)	—	—
Net cash provided by financing activities	212,378	844,306	83,252
Increase (decrease) in cash and cash equivalents	5,494	1,496	(36,081)
Cash and cash equivalents:
Beginning of period	11,226	9,730	45,811
End of period	$16,720	$11,226	$9,730
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$154,980	$138,248	$145,333
Cash paid for taxes	12	—	—
Cash received for income tax refunds	281	5	5,548
Supplemental non-cash transactions:
Change in accrued capital expenditures	$83,508	$(43,415)	$(260,060)
Change in asset retirement obligations	(789)	3,810	3,972
Note receivable from divestiture	—	4,000	—
Installment notes from acquisition	4,875	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Notes to Consolidated Financial Statements
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) was originally formed in 2007 and was incorporated pursuant to the laws of the State of Delaware in 2010. The Company is an independent exploration and production company focused on the acquisition and development of onshore, unconventional oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) conducts the Company’s exploration and production activities and owns its proved and unproved oil and natural gas properties located in the North Dakota and Montana regions of the Williston Basin. The Company also operates a midstream services business through OMS Holdings LLC (“OMS”), following the initial public offering of Oasis Midstream Partners LP (“OMP” or “Oasis Midstream”), which was completed on September 25, 2017, through which the Company owns a majority of the outstanding units and a well services business through Oasis Well Services LLC (“OWS”), both of which are separate reportable business segments that are complementary to its primary development and production activities.
2. Summary of Significant Accounting Policies
Basis of Presentation
Consolidation. The accompanying consolidated financial statements of the Company include the accounts of Oasis, the accounts of its wholly owned subsidiaries, and the accounts of OMP, which is a subsidiary of OMS and is considered a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated upon consolidation. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income.
In the third quarter of 2017, OMP completed its initial public offering (“IPO”) of common units representing limited partner interests. As a result, the Company’s consolidated financial statements present a non-controlling interest section, which represents the public’s ownership in OMP. See Note 3 – Oasis Midstream Partners LP for further discussion of the OMP IPO.
Consolidated VIE. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP LLC (“OMP GP”), the general partner to OMP, OMP is a VIE. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public as of December 31, 2017.
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
Risks and Uncertainties
As an oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile and there can be no assurance that oil and natural gas prices will not be subject to wide fluctuations in the future. As a result of current commodity prices, the Company plans to increase its 2018 capital expenditures, excluding acquisitions, as compared to 2017, while continuing to concentrate its drilling activities in its core acreage, including in the Bakken and Three Forks formations in the Williston Basin as well as in the recently acquired Delaware Basin acreage.
A substantial or extended decline in commodity prices in oil and, to a lesser extent, natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.
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
The Company regularly assesses the recoverability of all material trade and other receivables to determine their collectability. The Company accrues a reserve on a receivable when, based on management’s judgment, it is probable that a receivable will not be collected and the amount of such reserve may be reasonably estimated. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Generally, the Company’s oil and gas receivables are collected within two months, and to date, the Company has had minimal bad debts. At December 31, 2017 and 2016, the Company had an allowance for doubtful accounts of $1.6 million and $1.3 million, respectively.
Inventory
Crude oil inventory includes oil in tank. Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations and well fracturing equipment. Crude oil inventory and equipment and materials are included in Inventory on the Company’s Consolidated Balance Sheets (see Note 4 — Inventory).
The minimum volume of product in a pipeline system that enables the system to operate is known as linefill and is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. The Company owns oil linefill in third-party pipelines, which is included in Long-term inventory on the Company’s Consolidated Balance Sheets (see Note 4 — Inventory).
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
In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the inventory measurement principle from lower of cost or market to lower of cost and net realizable value for entities using the first-in, first-out or average cost methods. ASU 2015-11 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of December 31, 2017.
Joint Interest Partner Advances
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital intensive nature of oil and natural gas drilling activities, the working interest partner responsible for conducting the drilling operations may request advance payments from other working interest partners for their share of the costs. The Company expects such advances to be applied by working interest partners against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Advances to joint interest partners are included in other current assets on the Company’s Consolidated Balance Sheets.
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
Unproved Oil and Gas Properties
Unproved properties consist of costs incurred to acquire unproved leases, or lease acquisition costs. Lease acquisition costs are capitalized until the leases expire or when the Company specifically identifies leases that will revert to the lessor, at which time the Company expenses the associated lease acquisition costs. The expensing of the lease acquisition costs is recorded as impairment in the Consolidated Statements of Operations. Lease acquisition costs related to successful exploratory drilling are reclassified to proved properties and depleted on a unit-of-production basis.
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

The Company capitalized $12.8 million, $16.8 million and $18.6 million of interest costs for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are amortized over the life of the related assets.
Other Property and Equipment
The Company’s produced and flowback water disposal facilities, natural gas processing plant, pipelines, buildings, furniture, software, equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets. The Company uses estimated lives of 30 years for its produced and flowback water disposal facilities, natural gas processing plant and pipelines, 20 years for its buildings, two to seven years for its furniture, software and equipment and the remaining lease term for its leasehold improvements. The calculation for the straight-line DD&A method for its produced and flowback water disposal facilities takes into consideration estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values. The cost of assets disposed of and the associated accumulated DD&A are removed from the Company’s Consolidated Balance Sheets with any gain or loss realized upon the sale or disposal included in the Company’s Consolidated Statements of Operations.
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
Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented:

	December 31,
	2017	2016	2015
	(In thousands)
Beginning of period	$2,097	$2,097	$34,522
Exploratory well cost additions (pending determination of proved reserves)	10	—	51,803
Exploratory well cost reclassifications (successful determination of proved reserves)	(571)	—	(84,228)
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	(1,536)	—	—
End of period	$—	$2,097	$2,097
As of December 31, 2017, the Company had no exploratory well costs that were capitalized for a period of greater than one year after the completion of drilling.
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
Assets Held for Sale
The Company occasionally markets non-core oil and natural gas properties. At the end of each reporting period, the Company evaluates the properties being marketed to determine whether any should be reclassified as held-for-sale. The held-for-sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property is reclassified as held-for-sale on the Company’s Consolidated Balance Sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. DD&A expense is not recorded on assets to be divested once they are classified as held for sale.
Deferred Financing Costs
The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the Company’s Consolidated Statements of Operations. The deferred financing costs related to the Company’s senior unsecured notes as well as the Revolving Credit Facilities are included in long-term debt and other assets, respectively, on the Company’s Consolidated Balance Sheets.
Asset Retirement Obligations
In accordance with the Financial Accounting Standard Board’s (“FASB”) authoritative guidance on asset retirement obligations (“ARO”), the Company records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred and can be reasonably estimated with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties, this is the period in which the well is drilled or acquired. The ARO represents the estimated amount the Company will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period and the capitalized costs are amortized using the unit-of-production method. The accretion expense is recorded as a component of depreciation, depletion and amortization in the Company’s Consolidated Statements of Operations.
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
The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs, as further discussed in Note 6 — Fair Value Measurements. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
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
Midstream revenues consist of revenues from produced and flowback water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services provided through OMS primarily for OPNA’s operated wells. Well services revenues result from well services, product sales and equipment rentals provided by OWS primarily for OPNA’s operated wells. Midstream and well services revenues are recognized when services have been performed or related volumes or products have been delivered. The revenues related to

OPNA’s working interests are eliminated in consolidation, and only the revenues related to other working interest owners in OPNA’s wells are included in the Company’s Consolidated Statements of Operations.
Revenues and Production Taxes Payable
The Company calculates and pays taxes and royalties on oil and natural gas in accordance with the particular contractual provisions of the lease, license or concession agreements and the laws and regulations applicable to those agreements.
Concentrations of Market and Credit Risk
The future results of the Company’s oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty. The current global oversupply of crude oil has caused a sharp decline in oil prices since mid-2014, though recently oil prices have been improving. A substantial or extended decline in the price of oil could have a material adverse effect on the Company’s financial position, cash flows and results of operations.
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
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in oil and natural gas prices. As of December 31, 2017, the Company utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of its future expected oil and natural gas production (see Note 7 — Derivative Instruments).
The Company records all derivative instruments on the Consolidated Balance Sheets as either assets or liabilities measured at their estimated fair value. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. Gains and losses from valuation changes in commodity derivative instruments are reported in the other income (expense) section of the Company’s Consolidated Statements of Operations. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Consolidated Statements of Cash Flows.
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
The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the

ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Revolving Credit Facilities (see Note 10 — Long-Term Debt). As of December 31, 2017, the Company had limitations under the Revolving Credit Facilities, including a provision limiting the total amount of production that may be hedged by the Company to the lesser of projected production or 110% of Current Production or similar term (as defined in each of the Revolving Credit Facilities) for the period from 1 to 12 months, 100% of Current Production for the period from 13 to 24 months, 75% of Current Production for the period from 25 to 36 months, and 50% of Current Production for the period from 37 to 60 months after the date of each derivative. As of December 31, 2017, the Company was in compliance with these limitations.
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
Equity-Based Compensation
In the first quarter of 2017, the Company adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which updates several aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. In accordance with the new guidance, the Company recorded a $2.7 million cumulative-effect adjustment to retained earnings on the Company’s Consolidated Balance Sheet as of December 31, 2017, which included recognition of excess tax benefits and deficiencies and the removal of the estimated forfeiture rate. ASU 2016-09 was applied on a modified retrospective basis and prior periods were not retrospectively adjusted.
Restricted Stock Awards
The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock grants is based on the value of the Company’s common stock on the date of grant. Compensation expense is recognized ratably over the requisite service period. Equity-based compensation expense recorded for restricted stock awards is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
Performance Share Units
The Company recognizes compensation expense for its performance share units (“PSUs”) granted to its officers under its Amended and Restated 2010 Long Term Incentive Plan. The fair value of the PSUs is based on the calculation derived from a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probable assessment (see Note 13 — Equity-Based Compensation for a description of the inputs used in this model). Equity-based compensation expense recorded for PSUs is included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
Associated Excess Tax Benefits
Any excess tax benefit arising from the Company’s equity-based compensation plan is recognized as a credit to income tax expense or benefit in the Company’s Consolidated Statements of Operations. Due to the adoption of ASU 2016-09, unrealized excess tax benefits of $10.6 million were realized in the cumulative-effect adjustment to retained earnings on the Company’s Condensed Consolidated Balance Sheet in the first quarter of 2017.
Treasury Stock
Treasury stock shares represent shares withheld by the Company equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards. The Company includes the withheld shares as treasury stock on its Consolidated Balance Sheets and separately pays the payroll tax obligation. These retained shares are not part of a publicly announced program to repurchase shares of the Company’s common stock and are accounted for at cost. The Company does not have a publicly announced program to repurchase shares of its common stock.
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
The Company also accounts for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any uncertain tax positions outstanding and, as such, did not record a liability for the years ended December 31, 2017 and 2016. All deferred tax assets and liabilities, along with any related valuation allowance, are classified as noncurrent on the Company’s Consolidated Balance Sheets.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016 and 2017, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. During 2017, the Company completed its analysis of the impact of the standard on its contracts types comprising each of the significant revenue streams across its reportable segments. The Company does not believe that the adoption of ASU 2014-09 has a material impact on its financial position, cash flows and results of operations, but it may result in additional disclosures. The Company has also modified current processes and controls to apply the requirements of the new standard and does not believe such modifications are material to its internal controls over financial reporting.
Financial Instruments
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations, but it may result in additional disclosures.
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounting for as leases under Topic 840, Leases. The Company plans to elect this practical expedient and is currently evaluating the effect that adopting the new lease guidance will have on its financial position, cash flows or results of operations.
Statement of Cash Flows
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance will not have a material impact on the Company’s financial position, cash flows or results of operations.
Income Taxes
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company does not expect that the adoption of this guidance will not have a material impact on its financial position, cash flows and results of operations.
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
Equity-Based Compensation
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017, and the Company does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or results of operations.
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
Initial Public Offering of Oasis Midstream Partners LP
On September 25, 2017, OMP completed its IPO of 7,500,000 common units representing limited partner interests in OMP at a price of $17.00 per unit ($15.98 per common unit, net of underwriting discounts and commissions.) Additionally, on October 10, 2017, OMP issued an additional 1,125,000 common units pursuant to the underwriters’ exercise in full of their option to purchase additional common units at the same price and on the same terms. OMP received net proceeds from the IPO of approximately $134.2 million after deducting underwriting discounts, structuring fees and estimated offering expenses; and distributed $132.1 million of the net proceeds to Oasis. The common units are traded on the New York Stock Exchange under the symbol OMP.
In exchange for contributed assets, Oasis received 5,125,000 common units and 13,750,000 subordinated units, representing a 68.6% limited partner interest in OMP and the right to receive cash distributions from OMP. In addition to and concurrent with the closing of the IPO, OMP GP retained a non-economic general partnership interest and was issued incentive distribution rights in OMP.
Class B Units in OMP GP
On May 22, 2017, OMP GP granted restricted Class B Units to certain employees, including OMP’s executive officers, as consideration for services to Oasis, which vest over a ten-year period. The restricted Class B Units represent 10% of the outstanding units of OMP GP. Compensation expense is recognized ratably over the requisite service period.
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
Assignment of contract for construction of natural gas processing plant. On November 6, 2017, OMS agreed to assign to Bighorn DevCo LLC, an indirect, wholly owned subsidiary of OMP, the construction of a second gas processing plant to support Oasis’s production. Pursuant to this assignment, Bighorn DevCo LLC has agreed to assume (i) a fixed price agreement for engineering, procurement and construction of a 200 million standard cubic feet per day natural gas processing plant (the “EPC Agreement” and “Gas Plant II,” respectively), (ii) title to Gas Plant II and the ancillary equipment being constructed under the EPC Agreement, and (iii) a master service agreement and work orders pursuant to which the contractor has agreed to provide mechanical refrigeration units to support Gas Plant II’s operation. In addition, OMP reimbursed OMS for all capital expenditures previously made under the EPC Agreement or otherwise in respect of Gas Plant II totaling $66.7 million. OMP funded the reimbursement with proceeds from the OMP Credit Facility. Finally, the Gas Gathering, Compression, Processing, and Gas Lift Agreement by and among OPNA, OPM, OMS, and OMP, dated as of September 25, 2017, was amended to reflect the Gas Plant II’s additional processing capacity.
4. Inventory
The following table sets forth the Company’s inventory:

	December 31,
	2017	2016
	(In thousands)
Inventory
Crude oil inventory	$10,427	$7,086
Equipment and materials	8,940	3,562
Total inventory	$19,367	$10,648

Long-term inventory
Linefill in third-party pipelines	$12,200	$—
Long-term inventory	$12,200	$—

Total	$31,567	$10,648

5. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Accounts receivable, net
Trade accounts	$233,660	$137,065
Joint interest accounts	73,588	40,322
Other accounts	57,905	28,257
Total	365,153	205,644
Allowance for doubtful accounts	(1,573)	(1,309)
Total accounts receivable, net	$363,580	$204,335

Revenues and production taxes payable
Revenue suspense	68,015	55,484
Royalties payable	126,761	73,033
Production taxes payable	19,219	11,220
Total revenue and production taxes payable	$213,995	$139,737

Accrued liabilities
Accrued capital costs	$154,625	$69,311
Accrued lease operating expenses	26,215	22,221
Accrued oil and gas purchases	13,595	—
Accrued general and administrative expenses	17,915	19,061
Accrued midstream and well services operating expenses	15,293	2,365
Other accrued liabilities	8,837	6,215
Total accrued liabilities	$236,480	$119,173

6. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO (see Note 11 — Asset Retirement Obligations) and proved oil and natural gas properties upon impairment (see Note 8 — Property, Plant and Equipment), at fair value on a non-recurring basis.
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

	Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$142	$—	$—	$142
Commodity derivative instruments (see Note 7)	—	353	—	353
Total assets	$142	$353	$—	$495
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$135,567	$—	135,567
Total liabilities	$—	$135,567	$—	$135,567

	Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$141	$—	$—	$141
Commodity derivative instruments (see Note 7)	—	362	—	362
Total assets	$141	$362	$—	$503
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$72,183	$—	$72,183
Total liabilities	$—	$72,183	$—	$72,183
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Consolidated Balance Sheets at December 31, 2017 and 2016. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. However, the Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in an asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $2.8 million at December 31, 2017 and by $2.0 million at December 31, 2016.
There were no transfers between fair value levels during the years ended December 31, 2017 and 2016.

7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. The Company’s crude oil and natural gas contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“WTI”) and the average NYMEX Henry Hub natural gas index price (“Henry Hub”), respectively. At December 31, 2017, the Company utilized swaps and two-way and three-way costless collar options to reduce the volatility of oil and natural gas prices on a significant portion of its future expected oil and natural gas production. A swap is a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
All derivative instruments are recorded on the Company’s Consolidated Balance Sheets as either assets or liabilities measured at their fair value (see Note 6 — Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Consolidated Statements of Cash Flows.
At December 31, 2017, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Asset (Liabilities)
					Swap	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2018	Swaps	13,675,000	Bbl	$51.25				$(109,129)
Crude oil	2018	Two-way collar	1,250,000	Bbl			$48.19	$53.33	(7,785)
Crude oil	2018	Three-way collar	186,000	Bbl		$31.67	$45.83	$59.94	(107)
Crude oil	2019	Swaps	4,091,000	Bbl	$51.52				(18,635)
Crude oil	2019	Two-way collar	93,000	Bbl			$48.67	$53.07	(513)
Crude oil	2020	Swaps	279,000	Bbl	$51.76				(728)
Natural gas	2018	Swaps	7,665,000	MMbtu	$3.05				1,683
									$(135,214)
In January and February 2018, the Company entered into new swaps and three-way costless collar options for crude oil and natural gas with weighted average floor prices of $56.16 per barrel and $3.03 per MMBtu, respectively. The commodity contracts included total notional amounts of 756,000 barrels, 2,400,000 barrels and 217,000 barrels which settle in 2018, 2019 and 2020, respectively, based on WTI and 668,000 MMBtu which settle in 2018 based on Henry Hub. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
Statement of Operations Location	2017	2016	2015
	(In thousands)
Net gain (loss) on derivative instruments	$(71,657)	$(105,317)	$210,376
In accordance with the FASB’s authoritative guidance on disclosures about offsetting assets and liabilities, the Company is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. The Company’s derivative instruments are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement. No margin or collateral balances are deposited with counterparties, and as such, gross amounts are offset to determine the net amounts presented in the Company’s Consolidated Balance Sheets.
The following tables summarize the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheets:

		December 31, 2017
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$344	$—	$344
Commodity contracts	Derivative instruments — non-current assets	9	—	9
Total derivatives assets		$353	$—	$353
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$117,629	$(1,913)	$115,716
Commodity contracts	Derivative instruments — non-current liabilities	20,035	(184)	19,851
Total derivatives liabilities		$137,664	$(2,097)	$135,567

		December 31, 2016
Commodity	Balance Sheet Location	Gross Recognized Asset/Liabilities	Gross Amount Offset	Net Recognized Fair Value Asset/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$482	$(120)	$362
Total derivatives assets		$482	$(120)	$362
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$66,838	$(6,369)	$60,469
Commodity contracts	Derivative instruments — non-current liabilities	14,164	(2,450)	11,714
Total derivatives liabilities		$81,002	$(8,819)	$72,183
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2017	2016
	(In thousands)
Proved oil and gas properties(1)	$7,058,782	$6,476,833
Less: Accumulated depreciation, depletion, amortization and impairment	(2,395,153)	(1,886,732)
Proved oil and gas properties, net	4,663,629	4,590,101
Unproved oil and gas properties	780,173	819,735
Other property and equipment	868,746	618,790
Less: Accumulated depreciation	(139,062)	(109,059)
Other property and equipment, net	729,684	509,731
Total property, plant and equipment, net	$6,173,486	$5,919,567
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $39.9 million and $42.9 million at December 31, 2017 and 2016, respectively.

Impairment. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its proved oil and natural gas properties and then compares such amount to the carrying amount of the proved oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the proved oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs, as further discussed under Note 6 — Fair Value Measurements.
For the year ended, December 31, 2017, the Company did not record impairment of proved oil and gas properties. As of December 31, 2016, the Company sold certain proved oil and natural gas properties and other midstream properties (see Note 9 – Acquisitions and Divestitures). For the year ended December 31, 2016, the Company recorded an impairment charge of $3.6 million, of which $2.4 million was included in its midstream services segment and $1.1 million was included in its exploration and production segment, to adjust the carrying amount of these assets, net of the associated ARO liabilities, to their estimated fair value. For the year ended December 31, 2015, the Company had certain proved oil and natural gas properties held for sale (see Note 9 – Acquisitions and Divestitures). The Company recorded an impairment loss of $9.4 million, which was included in earnings in its exploration and production segment for the year ended December 31, 2015, to adjust the carrying amount of these assets, net of the associated ARO liabilities, of $25.9 million to their estimated fair value of $16.5 million. The fair value was determined based on the expected sales price, less costs to sell.
In addition, as a result of expiring leases and periodic assessments of unproved properties, the Company recorded non-cash impairment charges on its unproved oil and gas properties of $6.9 million, $1.1 million, and $36.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
9. Acquisitions and Divestitures
Permian Basin Acquisition. On December 11, 2017, the Company and Oasis Petroleum Permian LLC (“OP Permian”), a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Forge Energy, LLC (“Forge Energy”). Pursuant to the Purchase Agreement, the Company, through its ownership of OP Permian, acquired from Forge Energy approximately 22,000 net acres in the Delaware Basin (the “Permian Basin Acquisition”) for aggregate consideration consisting of approximately $549.8 million in cash, inclusive of a $47.3 million deposit paid to Forge Energy in December 2017, and 46,000,000 shares of the Company’s common stock (the “Purchase Price”), including customary close adjustments. The effective date for the Permian Basin Acquisition is December 1, 2017 and the transaction closed on February 14, 2018. In connection with the closing of the Permian Basin Acquisition, the Company and Forge Energy entered into a Registration Rights Agreement that will grant the equity holders of Forge Energy certain customary registration rights for the stock portion of the Purchase Price. The Company funded the cash portion of the Purchase Price with borrowings under the Oasis Credit Facility and other capital market transactions. The Company’s determination of the Permian Basin Acquisition’s fair value of the assets acquired and liabilities assumed is expected to be finalized during the first quarter of 2018.
The Permian Basin Acquisition represents the Company’s initial entry into the Delaware Basin. The assets underlying the Permian Basin Acquisition are primarily located in the Bone Spring and Wolfcamp formations of the Delaware sub-basin, across Ward, Winkler, Loving and Reeves Counties, Texas.
Midstream Assets Acquisition. On April 25, 2017, the Company completed purchase and sale agreements with two undisclosed private sellers to acquire certain midstream assets in McKenzie County, North Dakota (the “Midstream Assets Acquisition”) for total consideration of $12.7 million, which includes $4.9 million of installment notes payable. Based on the FASB’s authoritative guidance, the acquisition qualified as a business combination, and as such, the Company estimated the fair value of the assets acquired as of the acquisition date. The Company recorded the assets acquired at their estimated fair value of $12.7 million, which the Company considers to be representative of the price paid by a typical market participant. This measurement resulted in no goodwill or bargain purchase being recognized.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements since the closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Company’s Consolidated Statement of Operations.
Williston Basin Acquisition. On December 1, 2016, the Company completed a purchase and sale agreement with SM Energy Company (“SM Energy”), pursuant to which the Company agreed to purchase approximately 55,000 net acres in the Williston Basin for aggregate consideration of $764.3 million in cash, subject to further customary post-closing purchase price adjustments (the “Williston Basin Acquisition”). The Company funded the Williston Basin Acquisition with proceeds from the Company’s October 2016 issuance of its common shares and borrowings under the Oasis Credit Facility.
The Williston Basin Acquisition qualified as a business combination, and as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the December 1, 2016 acquisition date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. The Company used a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs, as further discussed under Note 6 — Fair Value Measurements. The Company recorded the assets acquired and liabilities assumed in the Williston Basin Acquisition at their estimated fair value of $764.3 million, which the Company considers to be representative of the price paid by a typical market participant. This measurement resulted in no goodwill or bargain purchase being recognized. The Williston Basin Acquisition is considered a taxable transaction; therefore, no deferred tax amounts were recognized at the acquisition date as the tax basis of the assets acquired and liabilities assumed were also recorded at fair value.
The following table summarizes the consideration paid, including customary close adjustments, for the Company’s acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date.

At December 1, 2016
(In thousands)
Consideration given to SM Energy:
Cash	$764,300
Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved developed properties	$419,911
Proved undeveloped properties	154,146
Unproved lease acquisition costs	200,244
Other property and equipment	204
Inventory	1,297
Asset retirement obligations	(8,931)
Revenues payable	(2,571)
$764,300
The results of operations for the Williston Basin Acquisition have been included in the Company’s consolidated financial statements since the December 1, 2016 closing date, including $14.6 million of total revenue and $5.9 million of operating income for the year ended December 31, 2016. In addition, the Company included $0.3 million of costs related to the Williston Basin Acquisition in general and administrative expenses on its Consolidated Statements of Operations for the year ended December 31, 2016.
Summarized below are the consolidated results of operations for the year ended December 31, 2016, on an unaudited pro forma basis, as if the acquisition and related financing had occurred on January 1, 2015. The unaudited pro forma financial information was derived from the historical Consolidated Statements of Operations of the Company and the statement of revenues and direct operating expenses for the Williston Basin Acquisition properties, which were derived from the historical accounting records of the SM Energy. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the acquisition and related financing occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results of operations.

	Year Ended December 31,
	2016	2015
	(In thousands)
	Unaudited
Revenues	$847,341	$991,722
Net income	(208,629)	265
Acquisitions. The Company actively reviews acquisition opportunities on an ongoing basis and acquires additional acreage and producing assets to supplement its existing operations. In addition to the Permian Basin Acquisition and the Midstream Assets Acquisition in 2017 and the Williston Basin Acquisition in 2016, the Company spent $6.1 million, $15.8 million and $28.8 million to purchase certain acreage and producing assets through multiple transactions during the years ended December 31, 2017, 2016 and 2015, respectively.

2016 Divestiture. On April 1, 2016, the Company completed the sale of certain legacy wells that have been producing from conventional reservoirs such as the Madison, Red River and other formations in the Williston Basin other than the Bakken or Three Forks formations for cash proceeds of $12.8 million, which includes customary post close adjustments, and a $4.0 million 10% secured promissory note that was received during the year ended in December 31, 2017 (the “2016 Divestiture”). The 2016 Divestiture primarily consisted of oil and gas properties in the Company’s exploration and production segment and included certain other property and equipment in the Company’s midstream segment.
For the years ended December 31, 2016 and 2015, the Company recorded impairment charges of $3.6 million and $9.4 million, respectively, which were included in impairment on the Company’s Consolidated Statements of Operations, to adjust the carrying amount of these assets to their estimated fair value, determined based on the expected sales price, less costs to sell.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,
	2017	2016
	(In thousands)
Oasis Credit Facility	$70,000	$363,000
OMP Credit Facility	78,000	—
Senior unsecured notes
7.25% senior unsecured notes due February 1, 2019	54,275	54,275
6.5% senior unsecured notes due November 1, 2021	395,501	395,501
6.875% senior unsecured notes due March 15, 2022	937,080	937,080
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,052,950	2,052,950
Less: unamortized deferred financing costs on senior unsecured notes	(22,956)	(28,268)
Less: unamortized debt discount on senior unsecured convertible notes	(80,388)	(90,468)
Total long-term debt	$2,097,606	$2,297,214
The carrying amount of the Company’s long-term debt reported in the Consolidated Balance Sheets at December 31, 2017 is $2,097.6 million, which includes $2,053.0 million of senior unsecured notes, reductions for the unamortized debt discount related to the equity component of the senior unsecured convertible notes and the unamortized deferred financing costs on the senior unsecured notes of $80.4 million and $23.0 million, respectively, $70.0 million of borrowings under the Oasis Credit Facility and $78.0 million under the OMP Credit Facility. The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates. The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, is $2,116.7 million at December 31, 2017.
The Company has $54.3 million, $395.5 million and $937.1 million of Notes maturing in 2019, 2021 and 2022, respectively, and indebtedness under the Oasis Credit Facility and the OMP Credit Facility that become due in 2020 and 2022, respectively. The Company does not have any other debt that matures within the five years ending December 31, 2022.
Senior secured revolving line of credit. The Company has the Oasis Credit Facility with an overall senior secured line of credit of $2,500.0 million as of December 31, 2017, which has a maturity date of the earlier of (i) April 13, 2020, and (ii) 90 days prior to the maturity date of the 7.25% senior unsecured notes due February 1, 2019 (the “2019 Notes”), of which $54.3 million is outstanding, to the extent such 2019 Notes are not retired or refinanced to have a maturity date at least 90 days after April 13, 2020. The Oasis Credit Facility is restricted to the borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 10, 2017, the lenders under the Oasis Credit Facility (the “Lenders”) completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2017, resulting in an increase in the borrowing base from $1,150.0 million to $1,600.0 million; however, the Company elected to limit the Lenders’ aggregate commitment to $1,150.0 million. On October 17, 2017, the Lenders completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2017, resulting in the borrowing base and the aggregate elected commitment being reaffirmed at $1,600.0 million and $1,150.0 million, respectively. On February 26, 2018, the Company entered into an amendment to the Oasis Credit Facility, resulting in the aggregate elected commitment being increased from

$1,150.0 million to $1,350.0 million and two new lenders being added to the bank group. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for April 1, 2018.
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
Borrowings under the Oasis Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the Company’s assets, including mortgage liens on oil and natural gas properties having at least 90% (as of December 31, 2017) of the reserve value as determined by reserve reports.
Borrowings under the Oasis Credit Facility are subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a London interbank offered rate (“LIBOR”) loan or a domestic bank prime interest rate loan (defined in the Oasis Credit Facility as an Alternate Based Rate or “ABR” loan). As of December 31, 2017, any outstanding LIBOR and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

Total Commitment Utilization Percentage	Applicable Margin for LIBOR Loans	Applicable Margin for ABR Loans
Less than 25%	1.50%	0.00%
Greater than or equal to 25% but less than 50%	1.75%	0.25%
Greater than or equal to 50% but less than 75%	2.00%	0.50%
Greater than or equal to 75% but less than 90%	2.25%	0.75%
Greater than or equal to 90%	2.50%	1.00%
A loan may be repaid at any time before the scheduled maturity of the Oasis Credit Facility upon the Company providing advance notification to the Lenders. Interest is paid quarterly on ABR loans based on the number of days an ABR loan is outstanding as of the last business day in March, June, September and December. The Company has the option to convert an ABR loan to a LIBOR-based loan upon providing advance notification to the Lenders. The minimum available loan term is one month and the maximum available loan term is six months for LIBOR-based loans (or twelve months with the consent of each leader). Interest for LIBOR loans is paid at the end of the applicable interest period for each loan or every three months for LIBOR loans that have loan terms greater than three months. At the end of a LIBOR loan term, the Oasis Credit Facility allows the Company to elect to repay the borrowing, continue a LIBOR loan with the same or differing loan term or convert the borrowing to an ABR loan.
On a quarterly basis, the Company also pays a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
As of December 31, 2017, the Oasis Credit Facility contained covenants that included, among others:

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

•
a requirement that the Company maintain a ratio of consolidated EBITDAX (as defined in the Oasis Credit Facility) to consolidated Interest Expense (as defined in the Oasis Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter;

•
a requirement that the Company maintain a Current Ratio (as defined in the Oasis Credit Facility) of consolidated current assets (including unused borrowing base committed capacity and with exclusions as described in the Oasis Credit Facility) to consolidated current liabilities (with exclusions as described in the Oasis Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•
if the Aggregate Elected Commitment Amounts (as defined in the Oasis Credit Facility) exceed $1,350.0 million, a requirement that the Company maintain a ratio of total debt (as defined in the Oasis Credit Facility) to consolidated EBITDAX (as defined in the Oasis Credit Facility) of no greater than 4.25 to 1.0 for the first two full fiscal quarters ending after the first date on which they exceed $1,350.0 million and no greater than 4.0 to 1.0 for each fiscal quarter thereafter.

The Oasis Credit Facility contains customary events of default. If an event of default occurs and is continuing, the Lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable.
As of December 31, 2017, the Company had $70.0 million of borrowings and $10.5 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base capacity of $1,069.5 million. As of December 31, 2017 and 2016, the weighted average interest rate on borrowings under the Oasis Credit Facility was 3.1% and 2.5%, respectively. The Company was in compliance with the financial covenants of the Oasis Credit Facility as of December 31, 2017.
OMP Operating LLC revolving line of credit. On September 25, 2017, OMP entered into a credit agreement (the “OMP Credit Agreement”) for a $200.0 million OMP Credit Facility with OMP Operating LLC, a subsidiary of OMP (see Note 3 – Oasis Midstream Partners LP), as borrower, which has a maturity date of September 25, 2022. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the OMP Credit Facility may be increased up to $400.0 million, subject to certain conditions.
Borrowings under the OMP Credit Facility bear interest at a rate per annum equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Agreement) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Agreement). The applicable margin for borrowings under the OMP Credit Facility varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. As of December 31, 2017, any outstanding ABR or Eurodollar loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

Consolidated Total Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans	Commitment Fee Rate
Less than or equal to 3.00 to 1.00	1.75%	0.75%	0.375%
Greater than 3.00 to 1.00 but less than or equal to 3.50 to 1.00	2.00%	1.00%	0.375%
Greater than 3.50 to 1.00 but less than or equal to 4.00 to 1.00	2.25%	1.25%	0.500%
Greater than 4.00 to 1.00 but less than or equal to 4.50 to 1.00	2.50%	1.50%	0.500%
Greater than 4.50 to 1.00	2.75%	1.75%	0.500%
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated leverage ratio, (2) consolidated secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC.
At December 31, 2017, the Company had $78.0 million of borrowings outstanding under the OMP Credit Facility. As of December 31, 2017, the weighted average interest rate on borrowings under the OMP Credit Facility was 3.2%. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility as of December 31, 2017.
Senior unsecured notes. At December 31, 2017, the Company had $1,753.0 million principal amount of senior unsecured notes outstanding with maturities ranging from February 2019 to January 2023 and coupons ranging from 6.50% to 7.25% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. The 2019 Notes are currently redeemable for cash at a redemption price equal to par.
The indentures governing the Senior Notes restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Company’s Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Company will cease to be subject to such covenants. The Company was in compliance with the terms of the indentures for the Senior Notes as of December 31, 2017.
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
For the year ended December 31, 2016, the Company recognized a pre-tax gain of $4.7 million related to these repurchases, including the Tender Offers, which were net of unamortized deferred financing costs write-offs of $6.4 million, and are reflected in gain on extinguishment of debt in the Company’s Consolidated Statements of Operations.
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
The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of December 31, 2017, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, the Company was in compliance with the terms of the indentures for the Senior Convertible Notes as of December 31, 2017.
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
Transaction costs related to the Senior Convertible Notes issuance were allocated to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component of $5.4 million were recorded in deferred financing costs within long-term debt on the Company’s Consolidated Balance Sheets and are being amortized to interest expense over the term of the Senior Convertible Notes using the effective interest method. Issuance costs attributable to the equity component of $2.4 million were recorded as a charge to additional paid-in capital on the Company’s Consolidated Balance Sheets.
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
Deferred financing costs. As of December 31, 2017, the Company had $29.0 million of deferred financing costs related to the Notes and the Revolving Credit Facilities. Deferred financing costs of $23.0 million related to the Notes are included in long-term debt on the Company’s Consolidated Balance Sheets as of December 31, 2017, and are being amortized over the respective terms of the Notes. Deferred financing costs of $4.0 million and $2.0 million related to the Oasis Credit Facility and OMP Credit Facility, respectively, are included in other assets on the Company’s Consolidated Balance Sheets at December 31, 2017, and are being amortized over the term of the Oasis Credit Facility and the OMP Credit Facility. Amortization of deferred financing costs recorded for the year ended December 31, 2017, 2016 and 2015 was $7.0 million, $9.8 million and $7.2 million, respectively. These costs are included in interest expense on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2016 and 2015, the Company’s interest expense also included $1.8 million and $0.5 million, respectively, for unamortized deferred financing costs related to the Oasis Credit Facility, which were written off in proportion to the decreases in the borrowing base. No deferred financing costs related to the Revolving Credit Facilities were written off during the year ended December 31, 2017. Aforementioned, the gain on extinguishment of debt in the Company’s Consolidated Statements of Operations included unamortized deferred financing costs write-offs of $6.4 million related to the repurchased Notes for the year ended December 31, 2016. No deferred financing costs related to the Notes were written off during the years ended December 31, 2017 and December 31, 2015.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In thousands)
Asset retirement obligation — beginning of period	$49,687	$35,812
Liabilities incurred during period(1)	2,449	11,811
Liabilities settled during period(2)	(5,743)	(480)
Accretion expense during period(1)(3)	2,621	1,973
Revisions to estimates	(215)	571
Liabilities held for sale	—	—
Asset retirement obligation — end of period	$48,799	$49,687
__________________

(1)	Includes costs for wells acquired in the Williston Basin Acquisition (see Note 9 – Acquisitions and Divestitures) as of December 31, 2016.

(2)	Liabilities settled during the years ended December 31, 2017 and 2016 included ARO related to the sold properties (see Note 9 – Acquisitions and Divestitures).

(3)	Included in depreciation, depletion and amortization on the Company’s Consolidated Statements of Operations.
At December 31, 2017 and 2016, the current portion of the total ARO balance was approximately $0.3 million and $0.7 million, respectively, and is included in accrued liabilities on the Company’s Consolidated Balance Sheets.

12. Income Taxes
On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the U.S. Congress (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) eliminating the corporate AMT and changing how existing AMT credits can be realized; (4) creating a new limitation on deductible interest expense; and (5) making changes to the deductibility of executive compensation. Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) provides that when deferred tax accounts are adjusted for the effect of a change in tax laws or rates, the effect shall be included in income from continuing operations for the period that includes the enactment date. As a result, the Company recorded a tax benefit of $171.9 million during the fourth quarter of 2017. This amount represents the estimated impact of the rate change on the deferred tax liability in existence as of the date of enactment of the Tax Act and is included in Tax expense (benefit) on the Company’s Consolidated Statements of Operations.
In January 2018, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment of the Tax Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company is currently evaluating the full impact the Tax Act will have on its financial position, cash flows and results of operations. If the Company’s analysis was not yet complete but was able to make reasonable estimates of the effects of the Tax Act, the Company recorded provisional adjustments. If the Company was not yet able to make reasonable estimates of the impact of certain elements of the Tax Act, the Company has not recorded any adjustments related to those elements and has continued accounting for those elements in accordance with ASC 740 on the basis of the tax laws in effect before the enactment of the Tax Act.
Effective as of January 1, 2018, the Tax Act reduced the corporate tax rate to 21%. The Company was able to make reasonable estimates of the impact of the tax rate change on its deferred tax liability, and in accordance with the Tax Act, the Company recorded a provisional benefit of $171.9 million for the year ending December 31, 2017. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, clarification of the Tax Act impact on certain executive compensation. As such, the Company has not completed its accounting for the income tax effects of the Tax Act on the deferred tax asset related to performance-based compensation. Therefore, the Company has not recorded any adjustments related to those elements and has accounted for those elements in accordance with ASC 740 on the basis of the tax laws in effect before the enactment of the Tax Act.
In addition to the disclosures required by ASC 740, SAB 118 requires companies to disclose information about the material financial reporting impacts of the Tax Act for which the accounting under ASC 740 is incomplete as of the reporting date. The Company’s income tax effects of the Tax Act for which the accounting is incomplete include the impacts of the tax rate change on the Company’s overall deferred tax liability and the deferred tax asset related to certain executive compensation. The Company has reported a provisional amount for the effect of the tax rate change. The existing deferred tax asset related to compensation amounts for which the income tax effects of the Tax Act have not been completed is $3.1 million. The Company’s accounting is incomplete due to further clarification needed on the grandfather provisions related to certain performance-based compensation awards outstanding on November 22, 2017.

The Company’s income tax benefit consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$(420)	$—	$(9)
State	—	—	—
	(420)	—	(9)
Deferred:
Federal	(199,370)	(117,781)	(11,667)
State	(3,514)	(10,757)	(4,447)
	(202,884)	(128,538)	(16,114)
Total income tax benefit	$(203,304)	$(128,538)	$(16,123)
The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015, is set forth below:

	Year Ended December 31,
	2017		2016		2015
	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	35.00%	$(26,550)	35.00%	$(130,044)	35.00%	$(19,730)
Non-controlling interest	1.68%	(1,278)	—%	—	—%	—
State income taxes, net of federal income tax benefit	2.59%	(1,966)	2.27%	(8,435)	5.11%	(2,883)
Non-deductible executive compensation	1.05%	(792)	(0.21)%	796	(0.94)%	528
Non-deductible equity-based compensation windfall (shortfall)	0.87%	(659)	(1.83)%	6,808	(10.17)%	5,734
Tax reform rate change	226.61%	(171,900)	—%	—	—%	—
Other	0.21%	(159)	(0.64)%	2,337	(0.40)%	228
Annual effective tax benefit	268.01%	$(203,304)	34.59%	$(128,538)	28.60%	$(16,123)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016, were as follows:

	Year Ended December 31,
	2017	2016
	(In thousands)
Deferred tax assets
Net operating loss carryforward	$182,633	$228,279
Bonus and equity-based compensation	10,100	9,483
Derivative instruments	30,397	25,738
Other tax attribute carryovers	1,099	1,712
Total deferred tax assets	224,229	265,212
Less: Valuation allowance	(1,159)	(1,344)
Net deferred tax assets	223,070	263,868
Deferred tax liabilities
Oil and natural gas properties	485,132	744,977
Investment in partnerships	25,490	—
Other deferred tax liabilities	18,369	32,420
Total deferred tax liabilities	528,991	777,397
Total net deferred tax liabilities	$305,921	$513,529
The Company generated a federal net operating tax loss of $100.7 million for the year ended December 31, 2017. The net operating loss carryforwards consist of $764.1 million of federal net operating loss carryforwards, which expire between 2030 and 2037, and $622.1 million of state net operating loss carryforwards, which expire between 2018 and 2037. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets. During the years ended December 31, 2017 and 2016, the Company recorded a valuation allowance of $0.8 million and $0.8 million for Montana net operating losses, respectively, and $0.3 million and $0.6 million for federal charitable contribution carryovers, respectively, based on management’s assessment that it is more likely than not that these net deferred tax assets will not be realized prior to their expiration due to their short carryover periods, current economic conditions and expectations for the future. In 2017, the valuation allowances for Montana net operating losses decreased primarily as a result of expirations of certain Montana net operating losses, offset by an increase due to the tax rate change pursuant to the Tax Act on the remaining valuation allowance. In 2017, the valuation allowances for federal charitable contribution carryovers decreased primarily as a result of expirations of certain federal charitable contribution carryovers and by the tax rate change pursuant to the Tax Act on the remaining valuation allowance. Management determined that no additional valuation allowances were required for Montana net operating losses and for federal charitable contribution carryovers. In addition, no valuation allowances were required for its U.S. federal and North Dakota tax net operating loss carryforwards as they are expected to be fully utilized before their expiration.
Due to the adoption of ASU 2016-09, unrealized excess tax benefits of $10.6 million were realized in the cumulative-effect adjustment to retained earnings on the Company’s Condensed Consolidated Balance Sheet in the first quarter of 2017 and increased the deferred tax asset.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2017, the Company had no unrecognized tax benefits. With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statements of Operations. The Company files income tax returns in the U.S. federal jurisdiction and in North Dakota, Montana and Texas. The statute of limitation for the year ended December 31, 2017 will expire in 2020. The Company’s earliest open year in its key jurisdictions is 2014 for both the U.S. federal jurisdiction and various U.S. states, however, net operating losses originating in 2010 and all subsequent periods are subject to examination when utilized.

13. Equity-Based Compensation
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
The following table summarizes information related to restricted stock held by the Company’s employees and directors for the periods presented:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2016	3,980,773	$9.48
Granted	1,639,560	15.03
Vested	(1,676,735)	11.81
Forfeited	(201,700)	10.99
Non-vested shares outstanding December 31, 2017	3,741,898	$10.78
Equity-based compensation expense recorded for restricted stock awards was $19.5 million, $20.0 million and $21.4 million, respectively, for each of the years ended December 31, 2017, 2016 and 2015, and is included in general and administrative expenses on the Company’s Consolidated Statements of Operations. The fair value of awards vested was $22.0 million, $6.9 million and $9.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average grant date fair value of restricted stock awards granted was $15.03 per share, $5.63 per share and $14.28 per share for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized expense as of December 31, 2017 for all outstanding restricted stock awards was $23.2 million and will be recognized over a weighted average period of 1.9 years.
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
The following table summarizes information related to PSUs held by the Company’s officers for the periods presented:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2016	1,387,619	$9.52
Granted	509,800	16.89
Vested	—	—
Forfeited	(24,709)	42.01
Non-vested PSUs at December 31, 2017	1,872,710	$11.10
Equity-based compensation expense recorded for PSUs for the years ended December 31, 2017, 2016 and 2015 was $6.7 million, $4.2 million and $3.9 million, respectively, and is included in general and administrative expenses on the Company’s Consolidated Statements of Operations. The fair value of PSUs vested was $1.0 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively. No PSUs vested during the year ended December 31, 2017. The weighted average grant date fair value of PSUs granted was $16.89 per share, $3.00 per share and $11.20 per share for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized expense as of December 31, 2017 for all outstanding PSUs was $7.6 million and will be recognized over a weighted average period of 2.6 years.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the periods presented:

	2017	2016	2015
Forecast period (years)	2 - 4	4	4
Risk-free interest rate	1.18% - 1.66%	1.25%	0.99%
Oasis stock price volatility	17.16%	59.38%	50.11%
Associated tax benefit. For the years ended December 31, 2017, 2016 and 2015, the Company had an associated tax benefit of $6.3 million, $8.3 million and $8.7 million, respectively, related to all equity-based compensation.
OMP phantom unit awards. In September 2017, OMP GP adopted the Oasis Midstream Partners LP 2017 Long Term Incentive Plan (“OMP LTIP”). The OMP LTIP provides for the grant, from time to time at the discretion of the board of directors of OMP GP, of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards, other unit-based awards or cash awards and includes any tandem distribution equivalent rights with respect to certain awards. The purpose of awards under the OMP LTIP is to provide additional incentive compensation to individuals providing services to OMP, and to align the economic interests of such individuals with the interests of OMP’s unitholders.
The aggregate number of common units that may be issued under the OMP LTIP is 1,842,500 common units, subject to a proportionate adjustment in the event of unit splits and similar events. On October 19, 2017 (the “Grant Date”), OMP granted awards under the OMP LTIP of 101,500 phantom units (collectively, the “Phantom Units,” and each a “Phantom Unit”) to certain employees of Oasis. Each Phantom Unit represents the right to receive, upon vesting of the award, a cash payment equal to the fair market value of one OMP common unit on the day prior to the date it vests (the “Vesting Date”). Award recipients are also entitled to Distribution Equivalent Rights (“DER”) with respect to each Phantom Unit received. Each DER represents the right to receive, upon vesting of the award, a cash payment equal to the value of the distributions paid on one OMP common unit between the Grant Date and the applicable Vesting Date. Each award of Phantom Units vests in equal amounts each year over a three-year period, and compensation expense will be recognized over the requisite service period.
The Phantom Units are accounted for as liability-classified awards since the awards will settle in cash, and equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for liability-classified awards, compensation cost is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. The Company will reimburse OMP for the cash settlement amount of these awards, which is included in general and administrative expenses on the Company’s Consolidated Statements of Operations. As of December 31, 2017, unrecognized compensation cost for all outstanding Phantom Units was $1.6 million, which is expected to be recognized over a weighted average period of 2.8 years.
The following table summarizes information related to Phantom Units held by certain employees of Oasis:

	Phantom Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding December 31, 2016	—	$—
Granted	101,500	16.40
Vested	—	—
Forfeited	(2,400)	16.40
Non-vested units outstanding December 31, 2017	99,100	$16.40
OMP restricted unit awards. In connection with the OMP IPO, certain directors of OMP were granted 11,766 restricted unit awards which vest over a one-year period. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Compensation cost associated with these awards was approximately $0.1 million for the year ended December 31, 2017 and is included in general and administrative expenses on the Company’s Consolidated Statements of Operations. Unrecognized expense as of December 31, 2017 for all outstanding restricted unit awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.7 years.
The following table summarizes information related to restricted units held by certain directors of OMP:

	Restricted Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding December 31, 2016	—	$—
Granted	11,766	17.00
Vested	—	—
Forfeited	—	—
Non-vested units outstanding December 31, 2017	11,766	$17.00
14. Common Stock
On December 13, 2017, the Company completed a public offering of 32,000,000 shares of its common stock at a purchase price to the public of $9.55 per share. Net proceeds from the offering were $302.6 million, after deducting underwriting discounts and commissions, of which $0.3 million is included in common stock and $302.3 million is included in additional paid-in capital on the Company’s Consolidated Balance Sheets. The Company used the net proceeds to fund a portion of the Permian Basin Acquisition, but was initially used to repay borrowings from the Oasis Credit Facility prior to the close of the Permian Basin Acquisition. Upon closing on February 14, 2018, the Company also issued 46,000,000 shares of its common stock to Forge Energy to fund a portion of the Permian Basin Acquisition (see Note 9 – Acquisitions and Divestitures).
On October 21, 2016, the Company completed a public offering of 55,200,000 shares of its common stock (including 7,200,000 shares issued pursuant to the underwriters’ option to purchase additional common stock) at a purchase price to the public of $10.80 per share. Net proceeds from the offering were $583.9 million, after deducting underwriting discounts and commissions and offering expenses, of which $0.6 million is included in common stock and $583.3 million is included in additional paid-in capital on the Company’s Consolidated Balance Sheets. The Company used the net proceeds to fund a portion of the Williston Basin Acquisition.
On February 2, 2016, the Company completed a public offering of 39,100,000 shares of its common stock (including 5,100,000 shares issued pursuant to the underwriters’ option to purchase additional common stock) at an offering price of $4.685 per share. Net proceeds from the offering were $182.8 million, after deducting underwriting discounts and commissions and offering expenses, of which $0.4 million is included in common stock and $182.4 million is included in additional paid-in capital on the Company’s Consolidated Balance Sheets. The Company used the net proceeds for general corporate purposes.
These public offerings were made pursuant to effective shelf registration statements on Forms S-3 filed with the SEC on July 15, 2014 and July 14, 2017, as applicable.

15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Oasis common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of unvested restricted stock awards, contingently issuable shares related to PSUs and senior convertible notes during the periods presented, unless their effect is anti-dilutive. There are no adjustments made to income (loss) attributable to Oasis available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted average shares outstanding for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Basic weighted average common shares outstanding	234,986	183,615	130,186
Dilutive effect of restricted stock awards and PSUs(1)	2,889	—	—
Diluted weighted average common shares outstanding	237,875	183,615	130,186
__________________

(1)	No unvested stock awards were included in computing loss per share for the years ended December 31, 2016 and 2015 because the effect was anti-dilutive.
During the year ended December 31, 2017, the diluted earnings per share calculation excludes the dilutive effect of unvested stock awards that were anti-dilutive under the treasury stock method. In addition, the Company incurred a net loss for the years ended December 31, 2016 and 2015, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested stock awards. The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Restricted stock awards and PSUs	2,881	5,075	2,842
The Company issued its Senior Convertible Notes in September 2016 (see Note 10 — Long-Term Debt). The Company has the option to settle conversions of its Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of December 31, 2017 and 2016, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for years ended December 31, 2017 and 2016.
16. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of oil and natural gas production. The Company’s midstream services business segment (OMS) performs produced and flowback water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the midstream segment are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering, blending, stabilization and transportation. The Company’s well services business segment (OWS) performs completion services for the Company’s oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The revenues and expenses related to work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Consolidated Statements of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including DD&A. The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated
	(In thousands)
Year Ended December 31, 2017
Revenues from external customers	$1,122,881	$72,752	$52,791	$—	$1,248,424
Inter-segment revenues	—	113,047	95,345	(208,392)	—
Total revenues	1,122,881	185,799	148,136	(208,392)	1,248,424
Operating income	40,694	102,377	15,057	(14,160)	143,968
Other income (expense)	(219,823)	(37)	34	—	(219,826)
Income (loss) before income taxes including non-controlling interests	$(179,129)	$102,340	$15,091	$(14,160)	$(75,858)
Total assets(1)	$6,050,255	$663,614	$52,800	$(151,539)	$6,615,130
Property, plant and equipment, net	5,663,323	649,923	46,779	(186,539)	6,173,486
Capital expenditures(2)	602,734	235,090	12,537	(14,157)	836,204
Depreciation, depletion and amortization	519,853	15,999	12,939	(17,989)	530,802
Impairment	6,887	—	—	—	6,887

Year Ended December 31, 2016
Revenues from external customers	$635,505	$35,406	$33,754	$—	$704,665
Inter-segment revenues	—	85,447	59,595	(145,042)	—
Total revenues	635,505	120,853	93,349	(145,042)	704,665
Operating income (loss)	(196,179)	68,868	3,428	(6,950)	(130,833)
Other income (expense)	(240,290)	(474)	43	—	(240,721)
Income (loss) before income taxes	$(436,469)	$68,394	$3,471	$(6,950)	$(371,554)
Total assets(1)	$5,868,747	$431,095	$51,167	$(172,377)	$6,178,632
Property, plant and equipment, net	5,620,558	424,197	47,189	(172,377)	5,919,567
Capital expenditures(2)	1,017,411	170,386	680	(6,950)	1,181,527
Depreciation, depletion and amortization	467,894	8,525	14,892	(14,980)	476,331
Impairment	2,253	2,431	—	—	4,684

Year Ended December 31, 2015
Revenues from external customers	$721,672	$23,769	$44,294	$—	$789,735
Inter-segment revenues	—	80,926	177,184	(258,110)	—
Total revenues	721,672	104,695	221,478	(258,110)	789,735
Operating income (loss)	(177,512)	60,668	49,145	(46,465)	(114,164)
Other income (expense)	58,542	(801)	52	—	57,793
Income (loss) before income taxes	$(118,970)	$59,867	$49,197	$(46,465)	$(56,371)
Total assets(1)(3)	$5,478,439	$409,635	$470,614	$(709,313)	$5,649,375
Property, plant and equipment, net	5,057,311	264,956	61,402	(165,427)	5,218,242
Capital expenditures(2)	537,806	96,947	21,711	(46,465)	609,999
Depreciation, depletion and amortization	479,693	5,764	19,073	(19,208)	485,322
Impairment	46,109	—	—	—	46,109
__________________

(1)	Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.

(2)
Capital expenditures (including acquisitions) reflected in the table above differ from the amounts for capital expenditures and acquisitions of oil and gas properties shown in the Company’s Consolidated Statements of Cash Flows because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the Consolidated Statements of Cash Flows are presented on a cash basis. Acquisitions totaled $54.0 million, $781.5 million and $28.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, in the exploration and production segment.

(3)	Total assets for the exploration and production segment include $26.7 million of assets held for sale as of December 31, 2015.
17. Significant Concentrations
Major customers. For the year ended December 31, 2017, sales to Shell Trading (US) Company accounted for approximately 16% of the Company’s total sales. For the year ended December 31, 2016, sales to PBF Holding Company LLC accounted for approximately 10% of the Company’s total sales. For the year ended December 31, 2015, sales to Shell Trading (US) Company accounted for approximately 10% of the Company’s total sales. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2017, 2016 and 2015. Total sales include revenues from the Company’s exploration and production segment only, as OMS and OWS provide services to OPNA.
Substantially all of the Company’s accounts receivable result from sales of oil and natural gas as well as joint interest billings (“JIB”) to third-party companies who have working interest payment obligations in projects completed by the Company. Continental Resources, Inc. accounted for approximately 13% of the Company’s JIB receivables balance at December 31, 2017. Exxon Mobil Corporation and XTO Energy, Inc. accounted for approximately 22% and 17%, respectively, of the Company’s JIB receivables balance at December 31, 2016.
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
18. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of December 31, 2017. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Lease obligations. The Company has operating leases for office space and other property and equipment. On October 1, 2017, the Company executed an amendment to its office space lease agreement to extend its term to March 31, 2029 and to lease an additional 8,915 square feet of space within its current office building. This amendment increased the Company’s total future minimum rental commitments under non-cancelable leases for office space to $33.3 million. Under the terms of the amendment, the Company’s rental obligation for the new premises will begin upon occupancy of such premises for the purpose of conducting business therefrom, which is projected to be in April 2018 or earlier. For the years ended December 31, 2017, 2016 and 2015, the Company incurred rental expenses of $5.1 million, $6.3 million and $7.2 million, respectively, which were included in general and administrative expenses on its Consolidated Statements of Operations.
Future minimum annual rental commitments under non-cancelable leases at December 31, 2017 are as follows:

(In thousands)
2018	$10,378
2019	6,083
2020	5,435
2021	4,447
2022	3,975
Thereafter	16,553
$46,871
Volume commitment agreements. As of December 31, 2017, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 60.8 MMBbl of crude oil, 21.6 MMBbl of natural gas liquids, 189.9 Bcf of natural gas and 18.4 MMBbl of freshwater, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. For the years ended December 31, 2017, 2016 and 2015, the Company incurred transportation and purchase costs of $15.0 million, $16.1 million and $7.3 million related to these agreements. The future commitments under certain agreements cannot be estimated as they are based on fixed differentials relative to WTI under the agreements as compared to the differential relative to WTI for the Williston Basin for the production month.
The estimable future commitments under these volume commitment agreements as of December 31, 2017 are as follows:

(In thousands)
2018	$55,092
2019	63,675
2020	65,099
2021	64,282
2022	54,261
Thereafter	140,200
$442,609
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleges new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements which do not apply to the Company. The Company filed an answer denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Although trial is currently scheduled for July 2018, the parties anticipate that the existing trial date will be vacated soon and a new trial date will be selected. However, the Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, results of operations and financial condition. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin. In addition, the Company has agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement the Company entered into with OMP at the time of its initial public offering.
19. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as previously disclosed.
20. Condensed Consolidating Financial Statements
The Notes (see Note 10 — Long-Term Debt) are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s operating units, including OMP (see Note 3 – Oasis Midstream Partners LP), which is accounted for on a consolidated basis, do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$178	$15,659	$883	$—	$16,720
Accounts receivable, net	—	362,746	834	—	363,580
Accounts receivable - affiliates	425,668	46,020	85,818	(557,506)	—
Inventory	—	19,367	—	—	19,367
Prepaid expenses	267	6,586	778	—	7,631
Derivative instruments	—	344	—	—	344
Other current assets	—	193	—	—	193
Total current assets	426,113	450,915	88,313	(557,506)	407,835
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,840,921	—	(1,966)	7,838,955
Other property and equipment	—	214,818	653,928	—	868,746
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,499,867)	(34,348)	—	(2,534,215)
Total property, plant and equipment, net	—	5,555,872	619,580	(1,966)	6,173,486
Investments in and advances to subsidiaries	4,790,976	422,132	—	(5,213,108)	—
Derivative instruments	—	9	—	—	9
Deferred income taxes	183,568	—	—	(183,568)	—
Long-term inventory	—	12,200	—	—	12,200
Other assets	—	19,587	2,013	—	21,600
Total assets	$5,400,657	$6,460,715	$709,906	$(5,956,148)	$6,615,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$13,370	$—	$—	$13,370
Accounts payable - affiliates	34,382	511,486	11,638	(557,506)	—
Revenues and production taxes payable	—	213,995	—	—	213,995
Accrued liabilities	216	177,446	58,818	—	236,480
Accrued interest payable	38,796	53	114	—	38,963
Derivative instruments	—	115,716	—	—	115,716
Advances from joint interest partners	—	4,916	—	—	4,916
Other current liabilities	—	40	—	—	40
Total current liabilities	73,394	1,037,022	70,570	(557,506)	623,480
Long-term debt	1,949,606	70,000	78,000	—	2,097,606
Deferred income taxes	—	489,489	—	(183,568)	305,921
Asset retirement obligations	—	47,195	1,316	—	48,511
Derivative instruments	—	19,851	—	—	19,851
Other liabilities	—	6,182	—	—	6,182
Total liabilities	2,023,000	1,669,739	149,886	(741,074)	3,101,551
Stockholders’ equity
Capital contributions from affiliates	—	3,264,691	234,935	(3,499,626)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 270,627,014 shares issued and 269,295,466 shares outstanding	2,668	—	—	—	2,668
Treasury stock, at cost: 1,331,548 shares	(22,179)	—	—	—	(22,179)
Additional paid-in-capital	2,677,217	8,922	—	(8,922)	2,677,217
Retained earnings	719,951	1,379,475	11,639	(1,393,080)	717,985
Oasis share of stockholders’ equity	3,377,657	4,653,088	246,574	(4,901,628)	3,375,691
Non-controlling interests	—	137,888	313,446	(313,446)	137,888
Total stockholders’ equity	3,377,657	4,790,976	560,020	(5,215,074)	3,513,579
Total liabilities and stockholders’ equity	$5,400,657	$6,460,715	$709,906	$(5,956,148)	$6,615,130

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$166	$11,060	$—	$11,226
Accounts receivable, net	—	204,335	—	204,335
Accounts receivable - affiliates	252,000	27,619	(279,619)	—
Inventory	—	10,648	—	10,648
Prepaid expenses	275	7,348	—	7,623
Derivative instruments	—	362	—	362
Other current assets	—	4,355	—	4,355
Total current assets	252,441	265,727	(279,619)	238,549
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,296,568	—	7,296,568
Other property and equipment	—	618,790	—	618,790
Less: accumulated depreciation, depletion, amortization and impairment	—	(1,995,791)	—	(1,995,791)
Total property, plant and equipment, net	—	5,919,567	—	5,919,567
Investments in and advances to subsidiaries	4,451,192	—	(4,451,192)	—
Deferred income taxes	220,058	—	(220,058)	—
Other assets	—	20,516	—	20,516
Total assets	$4,923,691	$6,205,810	$(4,950,869)	$6,178,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$4,645	$—	$4,645
Accounts payable - affiliates	27,619	252,000	(279,619)	—
Revenues and production taxes payable	—	139,737	—	139,737
Accrued liabilities	12	119,161	—	119,173
Accrued interest payable	38,689	315	—	39,004
Derivative instruments	—	60,469	—	60,469
Advances from joint interest partners	—	7,597	—	7,597
Other current liabilities	—	10,490	—	10,490
Total current liabilities	66,320	594,414	(279,619)	381,115
Long-term debt	1,934,214	363,000	—	2,297,214
Deferred income taxes	—	733,587	(220,058)	513,529
Asset retirement obligations	—	48,985	—	48,985
Derivative instruments	—	11,714	—	11,714
Other liabilities	—	2,918	—	2,918
Total liabilities	2,000,534	1,754,618	(499,677)	3,255,475
Stockholders’ equity
Capital contributions from affiliates	—	3,388,893	(3,388,893)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 237,201,064 shares issued and 236,344,172 shares outstanding	2,331	—	—	2,331
Treasury stock, at cost: 856,892 shares	(15,950)	—	—	(15,950)
Additional paid-in-capital	2,345,271	8,743	(8,743)	2,345,271
Retained earnings	591,505	1,053,556	(1,053,556)	591,505
Total stockholders’ equity	2,923,157	4,451,192	(4,451,192)	2,923,157
Total liabilities and stockholders’ equity	$4,923,691	$6,205,810	$(4,950,869)	$6,178,632

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$1,034,892	$—	$—	$1,034,892
Purchased oil and gas sales	—	87,989	—	—	87,989
Midstream revenues	—	46,649	59,821	(33,718)	72,752
Well services revenues	—	52,791	—	—	52,791
Total revenues	—	1,222,321	59,821	(33,718)	1,248,424
Operating expenses
Lease operating expenses	—	189,548	—	(12,414)	177,134
Midstream operating expenses	—	11,117	15,098	(8,626)	17,589
Well services operating expenses	—	37,228	—	—	37,228
Marketing, transportation and gathering expenses	—	61,571	—	(5,831)	55,740
Purchased oil and gas expenses	—	89,320	—	—	89,320
Production taxes	—	88,133	—	—	88,133
Depreciation, depletion and amortization	—	528,615	4,626	(2,439)	530,802
Exploration expenses	—	11,600	—	—	11,600
Impairment	—	6,887	—	—	6,887
General and administrative expenses	27,616	61,513	5,110	(2,442)	91,797
Total operating expenses	27,616	1,085,532	24,834	(31,752)	1,106,230
Gain on sale of properties	—	1,774	—	—	1,774
Operating income (loss)	(27,616)	138,563	34,987	(1,966)	143,968
Other income (expense)
Equity in earnings of subsidiaries	323,953	34,968	—	(358,921)	—
Net loss on derivative instruments	—	(71,657)	—	—	(71,657)
Interest expense, net of capitalized interest	(131,329)	(15,489)	(19)	—	(146,837)
Other income (expense)	1	(1,333)	—	—	(1,332)
Total other income (expense)	192,625	(53,511)	(19)	(358,921)	(219,826)
Income (loss) before income taxes	165,009	85,052	34,968	(360,887)	(75,858)
Income tax benefit (expense)	(41,213)	244,517	—	—	203,304
Net income including non-controlling interests	123,796	329,569	34,968	(360,887)	127,446
Less: Net income attributable to non-controlling interests	—	3,650	23,329	(23,329)	3,650
Net income attributable to Oasis	$123,796	$325,919	$11,639	$(337,558)	$123,796

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$625,233	$—	$625,233
Purchased oil and gas sales	—	10,272	—	10,272
Midstream revenues	—	35,406	—	35,406
Well services revenues	—	33,754	—	33,754
Total revenues	—	704,665	—	704,665
Operating expenses
Lease operating expenses	—	135,444	—	135,444
Midstream operating expenses	—	9,003	—	9,003
Well services operating expenses	—	20,675	—	20,675
Marketing, transportation and gathering expenses	—	30,108	—	30,108
Purchased oil and gas expenses	—	10,258	—	10,258
Production taxes	—	56,565	—	56,565
Depreciation, depletion and amortization	—	476,331	—	476,331
Exploration expenses	—	1,785	—	1,785
Impairment	—	4,684	—	4,684
General and administrative expenses	25,356	63,986	—	89,342
Total operating expenses	25,356	808,839	—	834,195
Loss on sale of properties	—	(1,303)	—	(1,303)
Operating loss	(25,356)	(105,477)	—	(130,833)
Other income (expense)
Equity in loss of subsidiaries	(140,978)	—	140,978	—
Net loss on derivative instruments	—	(105,317)	—	(105,317)
Interest expense, net of capitalized interest	(130,356)	(9,949)	—	(140,305)
Gain on extinguishment of debt	4,741	—	—	4,741
Other income	137	23	—	160
Total other expense	(266,456)	(115,243)	140,978	(240,721)
Loss before income taxes	(291,812)	(220,720)	140,978	(371,554)
Income tax benefit	48,796	79,742	—	128,538
Net loss	$(243,016)	$(140,978)	$140,978	$(243,016)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$721,672	$—	$721,672
Midstream revenues	—	23,769	—	23,769
Well services revenues	—	44,294	—	44,294
Total revenues	—	789,735	—	789,735
Operating expenses
Lease operating expenses	—	144,481	—	144,481
Midstream operating expenses	—	6,198	—	6,198
Well services operating expenses	—	24,782	—	24,782
Marketing, transportation and gathering expenses	—	31,610	—	31,610
Production taxes	—	69,584	—	69,584
Depreciation, depletion and amortization	—	485,322	—	485,322
Exploration expenses	—	2,369	—	2,369
Rig termination	—	3,895	—	3,895
Impairment	—	46,109	—	46,109
General and administrative expenses	27,930	61,619	—	89,549
Total operating expenses	27,930	875,969	—	903,899
Operating loss	(27,930)	(86,234)	—	(114,164)
Other income (expense)
Equity in earnings of subsidiaries	69,986	—	(69,986)	—
Net gain on derivative instruments	—	210,376	—	210,376
Interest expense, net of capitalized interest	(138,166)	(11,482)	—	(149,648)
Other income (expense)	5	(2,940)	—	(2,935)
Total other income (expense)	(68,175)	195,954	(69,986)	57,793
Income (loss) before income taxes	(96,105)	109,720	(69,986)	(56,371)
Income tax benefit (expense)	55,857	(39,734)	—	16,123
Net income (loss)	$(40,248)	$69,986	$(69,986)	$(40,248)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$123,796	$329,569	$34,968	$(360,887)	$127,446
Adjustments to reconcile net income including non-controlling interests to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(323,953)	(34,968)	—	358,921	—
Depreciation, depletion and amortization	—	528,615	4,626	(2,439)	530,802
Gain on sale of properties	—	(1,774)	—	—	(1,774)
Impairment	—	6,887	—	—	6,887
Deferred income taxes	41,213	(244,097)	—	—	(202,884)
Derivative instruments	—	71,657	—	—	71,657
Equity-based compensation expenses	25,436	1,045	53	—	26,534
Deferred financing costs amortization and other	15,392	2,794	125	—	18,311
Working capital and other changes:
Change in accounts receivable	(173,668)	(209,183)	(53,623)	277,887	(158,587)
Change in inventory	—	(2,501)	—	—	(2,501)
Change in prepaid expenses	9	(98)	(749)	—	(838)
Change in other current assets	—	148	—	—	148
Change in long-term inventory and other assets	—	(12,143)	—	—	(12,143)
Change in accounts payable, interest payable and accrued liabilities	7,074	329,520	56,601	(277,887)	115,308
Change in other current liabilities	—	(10,450)	—	—	(10,450)
Change in other liabilities	—	(40)	—	—	(40)
Net cash provided by (used in) operating activities	(284,701)	754,981	42,001	(4,405)	507,876
Cash flows from investing activities:
Capital expenditures	—	(594,945)	(52,404)	—	(647,349)
Acquisitions	—	(61,874)	(66,679)	66,679	(61,874)
Proceeds from sale of properties	—	72,453	—	(66,679)	5,774
Costs related to sale of properties	—	(366)	—	—	(366)
Derivative settlements	—	(8,264)	—	—	(8,264)
Advances from joint interest partners	—	(2,681)	—	—	(2,681)
Net cash used in investing activities	—	(595,677)	(119,083)	—	(714,760)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	1,084,000	78,000	—	1,162,000
Principal payments on Revolving Credit Facilities	—	(1,377,000)	—	—	(1,377,000)
Deferred financing costs	—	(577)	(2,137)	—	(2,714)
Proceeds from sale of common stock	302,191	—	—	—	302,191
Proceeds from issuance of Oasis Midstream common units, net of offering costs	—	—	134,185	—	134,185
Purchases of treasury stock	(6,229)	—	—	—	(6,229)
Investment in subsidiaries / capital contributions from parent	(11,194)	138,872	(132,083)	4,405	—
Other	(55)	—	—	—	(55)
Net cash provided by (used in) financing activities	284,713	(154,705)	77,965	4,405	212,378
Increase in cash and cash equivalents	12	4,599	883	—	5,494
Cash and cash equivalents at beginning of period	166	11,060	—	—	11,226
Cash and cash equivalents at end of period	$178	$15,659	$883	$—	$16,720

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2016
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net loss	$(243,016)	$(140,978)	$140,978	$(243,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	140,978	—	(140,978)	—
Depreciation, depletion and amortization	—	476,331	—	476,331
Gain on extinguishment of debt	(4,741)	—	—	(4,741)
Loss on sale of properties	—	1,303	—	1,303
Impairment	—	4,684	—	4,684
Deferred income taxes	(48,796)	(79,742)	—	(128,538)
Derivative instruments	—	105,317	—	105,317
Equity-based compensation expenses	23,346	757	—	24,103
Deferred financing costs amortization and other	9,107	5,227	—	14,334
Working capital and other changes:
Change in accounts receivable	(250,737)	207,931	30,883	(11,923)
Change in inventory	—	254	—	254
Change in prepaid expenses	3	(298)	—	(295)
Change in other current assets	—	(305)	—	(305)
Change in long-term inventory and other assets	100	(251)	—	(151)
Change in accounts payable, interest payable and accrued liabilities	(230,518)	247,562	(30,883)	(13,839)
Change in other current liabilities	—	4,490	—	4,490
Change in other liabilities	—	10	—	10
Net cash provided by (used in) operating activities	(604,274)	832,292	—	228,018
Cash flows from investing activities:
Capital expenditures	—	(426,256)	—	(426,256)
Acquisitions	—	(781,522)	—	(781,522)
Proceeds from sale of properties	—	12,333	—	12,333
Costs related to sale of properties	—	(310)	—	(310)
Derivative settlements	—	121,977	—	121,977
Advances from joint interest partners	—	2,950	—	2,950
Net cash used in investing activities	—	(1,070,828)	—	(1,070,828)
Cash flows from financing activities:
Proceeds from Oasis Credit Facility	—	1,407,000	—	1,407,000
Principal payments on Oasis Credit Facility	—	(1,182,000)	—	(1,182,000)
Repurchase of senior unsecured notes	(435,907)	—	—	(435,907)
Proceeds from issuance of senior unsecured convertible notes	300,000	—	—	300,000
Deferred financing costs	(8,197)	(930)	—	(9,127)
Proceeds from sale of common stock	766,670	—	—	766,670
Purchases of treasury stock	(2,330)	—	—	(2,330)
Investment in subsidiaries / capital contributions from parent	(16,573)	16,573	—	—
Net cash provided by financing activities	603,663	240,643	—	844,306
Increase (decrease) in cash and cash equivalents	(611)	2,107	—	1,496
Cash and cash equivalents at beginning of period	777	8,953	—	9,730
Cash and cash equivalents at end of period	$166	$11,060	$—	$11,226

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(40,248)	$69,986	$(69,986)	$(40,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(69,986)	—	69,986	—
Depreciation, depletion and amortization	—	485,322	—	485,322
Impairment	—	46,109	—	46,109
Deferred income taxes	(55,857)	39,743	—	(16,114)
Derivative instruments	—	(210,376)	—	(210,376)
Equity-based compensation expenses	24,762	510	—	25,272
Deferred financing costs amortization and other	4,964	7,335	—	12,299
Working capital and other changes:
Change in accounts receivable	(482)	(47,553)	156,496	108,461
Change in inventory	—	6,873	—	6,873
Change in prepaid expenses	19	1,809	—	1,828
Change in other current assets	—	6,489	—	6,489
Change in long-term inventory and other assets	—	(950)	—	(950)
Change in accounts payable, interest payable and accrued liabilities	156,039	(71,160)	(156,496)	(71,617)
Change in other current liabilities	—	6,500	—	6,500
Change in other liabilities	—	(33)	—	(33)
Net cash provided by operating activities	19,211	340,604	—	359,815
Cash flows from investing activities:
Capital expenditures	—	(819,847)	—	(819,847)
Acquisitions	—	(28,817)	—	(28,817)
Proceeds from sale of properties	—	1,075	—	1,075
Derivative settlements	—	370,410	—	370,410
Advances from joint interest partners	—	(1,969)	—	(1,969)
Net cash used in investing activities	—	(479,148)	—	(479,148)
Cash flows from financing activities:
Proceeds from Oasis Credit Facility	—	630,000	—	630,000
Principal payments on Oasis Credit Facility	—	(992,000)	—	(992,000)
Deferred financing costs	(11,045)	(3,587)	—	(14,632)
Proceeds from sale of common stock	462,833	—	—	462,833
Purchases of treasury stock	(2,949)	—	—	(2,949)
Investment in subsidiaries / capital contributions from parent	(468,049)	468,049	—	—
Net cash provided by (used in) financing activities	(19,210)	102,462	—	83,252
Increase (decrease) in cash and cash equivalents	1	(36,082)	—	(36,081)
Cash and cash equivalents at beginning of period	776	45,035	—	45,811
Cash and cash equivalents at end of period	$777	$8,953	$—	$9,730
21. Supplemental Oil and Gas Disclosures
The supplemental data presented below reflects information for all of the Company’s oil and natural gas producing activities.
Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and natural gas producing activities:

	At December 31,
	2017	2016
	(In thousands)
Proved oil and gas properties(1)	$7,058,782	$6,476,833
Less: Accumulated depreciation, depletion, amortization and impairment	(2,395,153)	(1,886,732)
Proved oil and gas properties, net	4,663,629	4,590,101
Unproved oil and gas properties	780,173	819,735
Total oil and gas properties, net	$5,443,802	$5,409,836
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $39.9 million and $42.9 million at December 31, 2017 and 2016, respectively.
Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and natural gas activities for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Acquisition costs:
Proved oil and gas properties	$61,874	$781,522	$28,737
Unproved oil and gas properties	5,424	672	3,226
Exploration costs	11,600	1,792	2,369
Development costs	511,905	207,766	433,735
Asset retirement costs	(2,965)	26,795	1,474
Total costs incurred	$587,838	$1,018,547	$469,541
Results of Operations for Oil and Natural Gas Producing Activities
The following table sets forth the results of operations for oil and natural gas producing activities, which exclude straight-line depreciation, general and administrative expenses and interest expense, for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues	$1,034,892	$625,233	$721,672
Production costs	321,007	222,117	245,675
Depreciation, depletion and amortization	515,600	462,320	472,800
Exploration costs	11,600	1,785	2,369
Rig termination	—	—	3,895
Impairment	6,887	2,252	46,109
Income tax expense (benefit)	67,244	(23,665)	(18,382)
Results of operations for oil and natural gas producing activities	$112,554	$(39,576)	$(30,794)

22. Supplemental Oil and Gas Reserve Information — Unaudited
The reserve estimates at December 31, 2017, 2016 and 2015 presented in the table below are based on reports prepared by DeGolyer and MacNaughton, the Company’s independent reserve engineers, in accordance with the FASB’s authoritative guidance on oil and gas reserve estimation and disclosures. At December 31, 2017, 2016 and 2015, all of the Company’s oil and natural gas producing activities were conducted within the continental United States.
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
Estimated Quantities of Proved Oil and Natural Gas Reserves — Unaudited
The following table sets forth the Company’s estimated net proved, proved developed and proved undeveloped reserves at December 31, 2017, 2016 and 2015:

	Oil (MBbl)	Gas (MMcf)	MBoe
2015
Proved reserves
Beginning balance	235,399	220,120	272,086
Revisions of previous estimates	(75,458)	(55,065)	(84,635)
Extensions, discoveries and other additions	38,962	46,072	46,640
Sales of reserves in place	—	—	—
Purchases of reserves in place	2,115	2,702	2,565
Production	(16,090)	(14,001)	(18,423)
Net proved reserves at December 31, 2015	184,928	199,828	218,233
Proved developed reserves, December 31, 2015	127,445	120,789	147,577
Proved undeveloped reserves, December 31, 2015	57,483	79,039	70,656
2016
Proved reserves
Beginning balance	184,928	199,828	218,233
Revisions of previous estimates	11,713	116,539	31,136
Extensions, discoveries and other additions	10,790	24,520	14,876
Sales of reserves in place	(5,828)	(10,839)	(7,635)
Purchases of reserves in place	50,164	100,629	66,936
Production	(15,174)	(19,573)	(18,436)
Net proved reserves at December 31, 2016	236,593	411,104	305,110
Proved developed reserves, December 31, 2016	152,337	229,568	190,598
Proved undeveloped reserves, December 31, 2016	84,256	181,536	114,512
2017
Proved reserves
Beginning balance	236,593	411,104	305,110
Revisions of previous estimates	(28,323)	54,726	(19,200)
Extensions, discoveries and other additions	36,238	89,489	51,153
Sales of reserves in place	(1,196)	(1,147)	(1,387)
Purchases of reserves in place	466	1,230	671
Production	(18,818)	(31,946)	(24,143)
Net proved reserves at December 31, 2017	224,960	523,456	312,204
Proved developed reserves, December 31, 2017	150,628	301,101	200,812
Proved undeveloped reserves, December 31, 2017	74,332	222,355	111,392
Revisions of Previous Estimates
In 2017, the Company had a net negative revision of 19.2 MMBoe, or 6% of the beginning of the year estimated net proved reserves balance. This net negative revision was attributable to negative revisions of 39.1 MMBoe associated with well performance and 2.1 MMBoe for alignment to the anticipated five-year development plan, offset by positive revisions of 16.1 MMBoe due to higher realized prices and 2.5 MMBoe for ownership adjustments. The proved developed negative revision of 14.2 MMBoe was primarily due to a negative revision of 29.7 MMBoe for performance revisions largely related to higher than anticipated decline rates in recently developed spacing units, offset by a positive revision of 14.1 MMBoe from increased realized prices. The proved undeveloped negative revision of 5.0 MMboe was primarily due to a negative revision of 9.4 MMBoe for performance revisions largely related to the associated impact of higher than anticipated decline rates in recently developed spacing units and a negative 1.8 MMBoe revision associated with alignment to the five-year development plan, offset by a positive revision of 2.6 MMBoe for ownership adjustments and 2.0 MMBoe from increased realized prices.
In 2016, the Company had a net positive revision of 31.1 MMBoe, or 14% of the beginning of the year estimated net proved reserves balance. This net positive revision was attributable to positive revisions of 30.4 MMBoe due to well performance and larger completion designs, 8.2 MMBoe due to a higher gas to oil ratio and 8.2 MMBoe due to ownership adjustments, offset by 9.5 MMBoe due to the removal of proved undeveloped reserves that were no longer aligned with the Company’s anticipated five-year drilling plan and 8.2 MMBoe due to lower commodity prices.

In 2015, the Company had a net negative revision of 84.6 MMBoe, or 31% of the beginning of the year estimated net proved reserves balance. This net negative revision was primarily attributable to the removal of proved undeveloped reserves that were not economic at the lower oil price or were no longer aligned with the Company’s anticipated five-year drilling plan. This resulted in 259 gross (190.8 net) proved undeveloped locations with 71.5 MMBoe of reserves being removed from the December 31, 2015 estimated net proved reserves balance, most significantly, removing proved undeveloped reserves outside of the Company’s core acreage within the Williston Basin that were uneconomic as of December 31, 2015 due to the lower oil price. The remaining net negative revision was primarily attributable to negative revisions of 17.2 MMBoe due to the impact of price on producing life, partially offset by positive revisions of 3.0 MMBoe due to ownership adjustments and 1.9 MMBoe due to performance.
Extensions, Discoveries and Other Additions
In 2017, the Company had a total of 51.2 MMBoe of additions due to extensions and discoveries. An estimated 17.9 MMBoe of these extensions and discoveries were associated with new producing wells at December 31, 2017, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 33.3 MMBoe of proved undeveloped reserves were added in the Williston Basin associated with the Company’s anticipated five-year development plan, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.
In 2016, the Company had a total of 14.9 MMBoe of additions due to extensions and discoveries. An estimated 6.2 MMBoe of these extensions and discoveries were associated with new producing wells at December 31, 2016, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 6.5 MMBoe of proved undeveloped reserves were added in the Williston Basin associated with the Company’s 2016 operated and non-operated drilling program and anticipated five-year drilling plan, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.
In 2015, the Company had a total of 46.6 MMBoe of additions due to extensions and discoveries. An estimated 20.4 MMBoe of these extensions and discoveries were associated with new producing wells at December 31, 2015, with 100% of these reserves from wells producing in the Bakken or Three Forks formations. An additional 26.3 MMBoe of proved undeveloped reserves were added in the Williston Basin associated with the Company’s 2015 operated and non-operated drilling program and anticipated five-year drilling plan, with 100% of these proved undeveloped reserves in the Bakken or Three Forks formations.
Sales of Reserves in Place
In 2017, the Company divested 1.4 MMBoe of reserves associated with reservoirs other than the Bakken or Three Forks formations. In 2016, the Company divested 7.6 MMBoe of reserves associated with its traded acreage and sold wells (see Note 9 – Acquisitions and Divestitures). In 2015, the Company did not have any sales of reserves.
Purchases of Reserves in Place
In 2017, the Company purchased estimated net proved reserves of 0.7 MMBoe from acquisitions of additional working interests in its existing properties in the Williston Basin. In 2016, the Company purchased 66.9 MMBoe of estimated net proved reserves from acquisitions (see Note 9 – Acquisitions and Divestitures). In 2015, the Company purchased estimated net proved reserves of 2.6 MMBoe from acquisitions of additional working interests in its existing properties in the Williston Basin.
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
The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $51.34/Bbl for oil and $2.99/MMBtu for natural gas, $42.60/Bbl for oil and $2.47/MMBtu for natural gas and $50.16/Bbl for oil and $2.63/MMBtu for natural gas for the years ended December 31, 2017, 2016 and 2015, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.

The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2017, 2016 and 2015:

	At December 31,
	2017	2016	2015
	(In thousands)
Future cash inflows	$11,636,126	$9,426,963	$8,582,831
Future production costs	(4,458,418)	(3,996,657)	(3,842,517)
Future development costs	(992,271)	(784,727)	(909,562)
Future income tax expense	(580,481)	(279,345)	(225,662)
Future net cash flows	5,604,956	4,366,234	3,605,090
10% annual discount for estimated timing of cash flows	(2,304,261)	(1,883,169)	(1,690,760)
Standardized measure of discounted future net cash flows	$3,300,695	$2,483,065	$1,914,330
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented:

	2017	2016	2015
	(In thousands)
January 1	$2,483,065	$1,914,330	$3,981,661
Net changes in prices and production costs	881,993	(367,527)	(3,201,195)
Net changes in future development costs	(60,929)	69,992	150,333
Sales of oil and natural gas, net	(769,625)	(403,739)	(477,755)
Extensions	661,467	165,926	409,838
Discoveries	—	—	—
Purchases of reserves in place	6,518	533,505	14,378
Sales of reserves in place	(9,024)	(57,770)	—
Revisions of previous quantity estimates	(78,942)	333,398	(946,729)
Previously estimated development costs incurred	157,386	91,518	216,981
Accretion of discount	262,776	202,272	548,141
Net change in income taxes	(238,354)	(36,303)	1,391,358
Changes in timing and other	4,364	37,463	(172,681)
December 31	$3,300,695	$2,483,065	$1,914,330
23. Quarterly Financial Data — Unaudited
The Company’s results of operations by quarter for the years ended December 31, 2017 and 2016 are as follows:

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Total revenues	$285,116	$254,091	$304,748	$404,469
Operating income	20,092	5,379	32,394	86,103
Net income (loss) including non-controlling interests	23,825	16,568	(41,064)	128,117
Net income (loss) attributable to Oasis	23,825	16,568	(41,214)	124,617
Basic earnings (loss) per share	0.10	0.07	(0.18)	0.52
Diluted earnings (loss) per share	0.10	0.07	(0.18)	0.52

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Total revenues	$130,283	$179,080	$177,311	$217,991
Operating loss	(75,215)	(28,214)	(25,702)	(1,702)
Net loss including non-controlling interests	(64,455)	(89,931)	(33,942)	(54,688)
Net loss attributable to Oasis	(64,455)	(89,931)	(33,942)	(54,688)
Basic loss per share	(0.40)	(0.51)	(0.19)	(0.25)
Diluted loss per share	(0.40)	(0.51)	(0.19)	(0.25)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2017 at the reasonable assurance level.
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
As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO and CFO, used the criteria set forth by the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting at December 31, 2017. Their “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting at December 31, 2017, is included in Item 8.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2018 Annual Meeting of Stockholders.

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

2.2
Purchase and Sale Agreement, dated December 11, 2017, between the Company and Forge Energy, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on December 11, 2017 and incorporated herein by reference).

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

4.15	Sixth Supplemental Indenture (to the Indenture dated as of February 2, 2011) dated as of October 25, 2017 among the Company, the Guarantors and U.S. Bank National Association, as trustee.

4.16	Seventh Supplemental Indenture (to the Indenture dated as of November 10, 2011) dated as of October 25, 2017 among the Company, the Guarantors and U.S. Bank National Association, as trustee.

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

10.3**
Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

10.4**
Form of Indemnification Agreement between Oasis Petroleum Inc. and each of the directors and executive officers thereof (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K on February 27, 2014, and incorporated herein by reference).

10.5**
Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

10.6**	Form of Notice of Grant of Restricted Stock (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.7**	Form of Restricted Stock Agreement (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.8**	Form of Notice of Grant of Restricted Stock Unit (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

10.9**	Form of Notice of Grant of Performance Share Units (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 3, 2012, and incorporated herein by reference).

10.10**	Form of Performance Share Unit Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 3, 2012, and incorporated herein by reference).

10.11**
April 20, 2012 Resignation, Consent and Appointment Agreement and Amendment Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 23, 2012, and incorporated herein by reference).

10.12**
Amended and Restated Executive Change in Control and Severance Benefit Plan dated as of March 1, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 2, 2012, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.13
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

10.14
Letter Agreement dated as of March 4, 2015 between the Company and SPO Advisory Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2015, and incorporated herein by reference).

10.15**
Third Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.16**
Fourth Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.17**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.18**
Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.19
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

10.20
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

10.21**
First Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 6, 2015 and incorporated herein by reference).

10.22
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

10.23**	Form of Notice of Grant of Performance Share Units (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 10, 2016, and incorporated herein by reference).

10.24**
Second Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 10, 2016 and incorporated herein by reference).

10.25
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

10.26**
Indemnification Agreement, dated July 27, 2016, between Oasis Petroleum Inc. and Mr. John E. Hagale (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 29, 2016, and incorporated herein by reference).

10.27
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

Exhibit No.	Description of Exhibit
10.28
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of April 10, 2017, among Oasis Petroleum Inc., as Parent, Oasis Petroleum North America LLC, as Borrower, the Other Credit Parties party thereto, Wells Fargo Bank, N.A., as Administrative Agent and the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 13, 2017, and incorporated herein by reference).

10.29
Contribution Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.30
Omnibus Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, the Company, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.31
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of September 25, 2017, by and among Oasis Petroleum North America LLC, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.32
Services and Secondment Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and the Company (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on September 29, 2017 and incorporated herein by reference).

10.33
Tenth Amendment to Second Amended and Restated Credit Agreement, dated as of November 7, 2017, by and among Oasis Petroleum North America LLC, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.5(a) to the Company’s Quarterly Report on Form 10-Q on November 9, 2017 and incorporated herein by reference).

10.34
Eleventh Amendment to Second Amended and Restated Credit Agreement, dated as of February 26, 2018, by and among Oasis Petroleum North America LLC, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 27, 2018 and incorporated herein by reference).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 28, 2018.

OASIS PETROLEUM INC.

By:	/s/ Thomas B. Nusz
Thomas B. Nusz Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Thomas B. Nusz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Thomas B. Nusz

/s/ Taylor L. Reid	Director, President and Chief Operating Officer	February 28, 2018
Taylor L. Reid

/s/ Michael H. Lou	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2018
Michael H. Lou

/s/ William J. Cassidy	Director	February 28, 2018
William J. Cassidy

/s/ John E. Hagale	Director	February 28, 2018
John E. Hagale

/s/ Michael McShane	Director	February 28, 2018
Michael McShane

/s/ Bobby S. Shackouls	Director	February 28, 2018
Bobby S. Shackouls

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