Form 10-Q
period 2018-06-30
Oasis Petroleum Inc.
filed 2018-08-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2018: 317,995,747 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$17,072	$16,720
Accounts receivable, net	378,080	363,580
Inventory	23,222	19,367
Prepaid expenses	5,874	7,631
Derivative instruments	—	344
Intangible assets, net	625	—
Other current assets	82	193
Total current assets	424,955	407,835
Property, plant and equipment
Oil and gas properties (successful efforts method)	8,424,834	7,838,955
Other property and equipment	1,024,104	868,746
Less: accumulated depreciation, depletion, amortization and impairment	(2,691,697)	(2,534,215)
Total property, plant and equipment, net	6,757,241	6,173,486
Assets held for sale, net	250,118	—
Derivative instruments	25	9
Long-term inventory	12,505	12,200
Other assets	20,491	21,600
Total assets	$7,465,335	$6,615,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,988	$13,370
Revenues and production taxes payable	246,215	213,995
Accrued liabilities	320,508	236,480
Accrued interest payable	36,971	38,963
Derivative instruments	194,810	115,716
Advances from joint interest partners	3,983	4,916
Other current liabilities	40	40
Total current liabilities	832,515	623,480
Long-term debt	2,757,481	2,097,606
Deferred income taxes	205,628	305,921
Asset retirement obligations	49,743	48,511
Liabilities held for sale	4,181	—
Derivative instruments	35,007	19,851
Other liabilities	6,529	6,182
Total liabilities	3,891,084	3,101,551
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 450,000,000 shares authorized; 320,010,534 shares issued and 317,985,056 shares outstanding at June 30, 2018 and 270,627,014 shares issued and 269,295,466 shares outstanding at December 31, 2017	3,154	2,668
Treasury stock, at cost: 2,025,478 and 1,331,548 shares at June 30, 2018 and December 31, 2017, respectively	(28,243)	(22,179)
Additional paid-in capital	3,062,861	2,677,217
Retained earnings	398,371	717,985
Oasis share of stockholders’ equity	3,436,143	3,375,691
Non-controlling interests	138,108	137,888
Total stockholders’ equity	3,574,251	3,513,579
Total liabilities and stockholders’ equity	$7,465,335	$6,615,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$395,921	$218,633	$759,592	$455,885
Purchased oil and gas sales	57,578	8,091	75,615	35,722
Midstream revenues	29,342	15,566	57,264	30,172
Well services revenues	18,496	11,801	30,082	17,428
Total revenues	501,337	254,091	922,553	539,207
Operating expenses
Lease operating expenses	44,141	44,665	88,922	88,537
Midstream operating expenses	7,688	3,263	15,673	6,590
Well services operating expenses	13,560	9,010	20,947	13,570
Marketing, transportation and gathering expenses	22,833	12,039	43,846	22,990
Purchased oil and gas expenses	57,165	7,980	75,163	35,982
Production taxes	34,026	18,971	65,026	39,270
Depreciation, depletion and amortization	153,570	125,291	302,835	251,957
Exploration expenses	617	1,667	1,386	3,156
Impairment	384,135	3,200	384,228	5,882
General and administrative expenses	28,230	22,626	56,170	45,802
Total operating expenses	745,965	248,712	1,054,196	513,736
Gain on sale of properties	1,954	—	1,954	—
Operating income (loss)	(242,674)	5,379	(129,689)	25,471
Other income (expense)
Net gain (loss) on derivative instruments	(120,285)	50,532	(191,401)	106,607
Interest expense, net of capitalized interest	(40,910)	(36,838)	(78,056)	(73,159)
Loss on extinguishment of debt	(13,651)	—	(13,651)	—
Other income (expense)	218	(166)	35	(150)
Total other income (expense)	(174,628)	13,528	(283,073)	33,298
Income (loss) before income taxes	(417,302)	18,907	(412,762)	58,769
Income tax benefit (expense)	101,001	(2,339)	100,173	(18,376)
Net income (loss) including non-controlling interests	(316,301)	16,568	(312,589)	40,393
Less: Net income attributable to non-controlling interests	3,903	—	7,025	—
Net income (loss) attributable to Oasis	$(320,204)	$16,568	$(319,614)	$40,393
Earnings (loss) attributable to Oasis per share:
Basic (Note 15)	$(1.02)	$0.07	$(1.06)	$0.17
Diluted (Note 15)	(1.02)	0.07	(1.06)	0.17
Weighted average shares outstanding:
Basic (Note 15)	313,072	233,283	301,652	233,176
Diluted (Note 15)	313,072	234,917	301,652	236,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2017	269,295	$2,668	1,332	$(22,179)	$2,677,217	$717,985	$137,888	$3,513,579
Permian Basin Acquisition issuance	46,000	460	—	—	370,760	—	—	371,220
Other (2017 issuance of common stock and Oasis Midstream common units)	—	—	—	—	38	—	(125)	(87)
Equity-based compensation	3,383	26	—	—	14,846	—	166	15,038
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,846)	(6,846)
Treasury stock - tax withholdings	(693)	—	693	(6,064)	—	—	—	(6,064)
Net income (loss)	—	—	—	—	—	(319,614)	7,025	(312,589)
Balance at June 30, 2018	317,985	$3,154	2,025	$(28,243)	$3,062,861	$398,371	$138,108	$3,574,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(312,589)	$40,393
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	302,835	251,957
Loss on extinguishment of debt	13,651	—
Gain on sale of properties	(1,954)	—
Impairment	384,228	5,882
Deferred income taxes	(100,293)	18,376
Derivative instruments	191,401	(106,607)
Equity-based compensation expenses	14,130	13,823
Deferred financing costs amortization and other	10,518	8,871
Working capital and other changes:
Change in accounts receivable, net	(5,866)	(13,743)
Change in inventory	(4,721)	(1,007)
Change in prepaid expenses	573	(264)
Change in other current assets	111	280
Change in long-term inventory and other assets	(381)	(8,768)
Change in accounts payable, interest payable and accrued liabilities	40,849	11,158
Change in other current liabilities	—	(10,490)
Change in other liabilities	(476)	—
Net cash provided by operating activities	532,016	209,861
Cash flows from investing activities:
Capital expenditures	(536,959)	(252,461)
Acquisitions	(524,255)	—
Proceeds from sale of properties	2,236	4,000
Derivative settlements	(96,823)	(8,899)
Advances from joint interest partners	(933)	(1,781)
Net cash used in investing activities	(1,156,734)	(259,141)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	1,933,000	484,000
Principal payments on Revolving Credit Facilities	(1,265,000)	(429,000)
Repurchase of senior unsecured notes	(423,143)	—
Proceeds from issuance of senior unsecured notes	400,000	—
Deferred financing costs	(6,790)	—
Purchases of treasury stock	(6,064)	(5,451)
Distributions to non-controlling interests	(6,846)	—
Other	(87)	(55)
Net cash provided by financing activities	625,070	49,494
Increase in cash and cash equivalents	352	214
Cash and cash equivalents:
Beginning of period	16,720	11,226
End of period	$17,072	$11,440
Supplemental non-cash transactions:
Change in accrued capital expenditures	$90,040	$19,017
Change in asset retirement obligations	5,407	1,759
Issuance of shares in connection with the Permian Basin Acquisition	371,220	—
Installment notes from acquisition	—	4,875
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
Consolidated VIE. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP LLC (“OMP GP”), the general partner to OMP, OMP is a VIE. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public as of June 30, 2018.
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
Financial instruments. In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of June 30, 2018.
Statement of cash flows. In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of June 30, 2018.
Income taxes. In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of June 30, 2018.
Business combinations. In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of June 30, 2018.
Equity-based compensation. In the first quarter of 2018, the Company adopted Accounting Standards Update No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 was applied on a prospective basis and prior periods were not retrospectively adjusted. There was no material impact as a result of adoption as of June 30, 2018.
Recent Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This standard does not apply to leases to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Land easement practical expedient for transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounting for as leases under Topic 840, Leases. The Company plans to elect this practical expedient and is currently evaluating the effect that adopting the new lease guidance will have on its financial position, cash flows or results of operations.
Income taxes. In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The standard amends Accounting Standards Codification 740, Income Taxes (“ASC 740”) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"). The Company is currently evaluating the effect of the new tax guidance, but does not expect it to have a material impact on its financial position, cash flows or results of operations. See Note 13 – Income Taxes.

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
Exploration and production revenues
Our exploration and production revenues are derived from contracts for oil, natural gas and natural gas liquids (“NGL”) sales, as described below. Generally, for the majority of these contracts: (i) each unit (barrel (“bbl”), mcf, gallon, etc.) of commodity product is a separate performance obligation, as our promise is to sell multiple distinct units of commodity product at a point in time; (ii) the transaction price principally consists of variable consideration, which amount is determinable each month end based on our right to invoice at month end for the value of commodity product sold to the customer that month; and (iii) the transaction price is allocated to each performance obligation based on the commodity product’s standalone selling price and recognized as revenue upon delivery of the commodity product, which is the point in time when the customer obtains control of the commodity product and our performance obligation is satisfied. The sales of oil, natural gas and NGLs as presented on the Company’s Condensed Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and NGLs on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. The Company’s contracts with customers typically require payments for oil, natural gas and NGL sales within 30 days following the calendar month of delivery.
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
Purchased oil and gas sales. The Company purchases and sells crude oil and natural gas at various delivery points to a variety of customers under short-term contracts that include specified quantities of crude oil and natural gas to be sold and delivered to the customer at a specified delivery point. The Company purchases and sells crude oil and natural gas to different counterparties at market-based prices. Market-based pricing is based on the price index applicable for the location of the sale. The Company accounts for these transactions on a gross basis.
NGL sales. NGLs are sold from the Company’s gas processing plant complex located in Wild Basin or trucked and sold at other downstream locations, and the customer pays a transaction price based on a market indexed per-unit rate for the quantities sold.

Prior period performance obligations. For sales of oil, purchased oil, natural gas, purchased gas and NGLs, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties' historical performance, spot market prices and other factors as the basis for these estimates. For the three and six months ended June 30, 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Revenues associated with contracts with customers for oil, natural gas and NGL sales were as follows for the three and six months ended June 30, 2018 and 2017:

Exploration and Production Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Oil revenues	$361,254	$194,005	$684,640	$402,599
Purchased oil sales	53,707	7,905	71,695	35,536
Natural gas revenues	23,059	15,119	50,021	34,652
Purchased gas sales	496	186	545	186
NGL revenues	11,608	9,509	24,931	18,634
Total exploration and production revenues	$450,124	$226,724	$831,832	$491,607
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
Purchased oil sales. The Company purchases and sells crude oil at various delivery points on crude oil gathering systems to a variety of customers under short-term contracts that include a specified quantity of crude oil to be sold and delivered to the customer at a specified delivery point. The Company purchases and sells the crude oil to different counterparties at market-based prices. Market-based pricing is based on the price index applicable for the location of the sale. The Company accounts for these transactions on a gross basis.
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

Revenues associated with contracts with customers for midstream services were as follows for the three and six months ended June 30, 2018 and 2017:

Midstream Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Crude oil and natural gas revenues	$17,907	$3,187	$35,936	$11,739
Purchased oil sales	3,375	—	3,375	—
Water revenues	11,435	12,379	21,328	18,433
Total midstream revenues	$32,717	$15,566	$60,639	$30,172
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
Revenues associated with contracts with customers for hydraulic fracturing services and equipment rental sales were as follows for the three and six months ended June 30, 2018 and 2017:

Well Services Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Hydraulic fracturing service revenues	$17,390	$11,057	$27,816	$16,213
Equipment rental revenues	1,106	744	2,266	1,215
Total well services revenues	$18,496	$11,801	$30,082	$17,428
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
Total inventory consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Inventory
Crude oil inventory	$7,000	$10,427
Equipment and materials	16,222	8,940
Total inventory	$23,222	$19,367

Long-term inventory
Linefill in third-party pipelines	$12,505	$12,200
Long-term inventory	$12,505	$12,200

Total	$35,727	$31,567

5. Accounts Receivable, Net
The following table sets forth the Company’s accounts receivable, net:

	June 30, 2018	December 31, 2017
	(In thousands)
Accounts receivable, net
Trade accounts	$250,740	$233,660
Joint interest accounts	79,304	73,588
Other accounts	48,982	57,905
Total	379,026	365,153
Allowance for doubtful accounts	(946)	(1,573)
Total accounts receivable, net	$378,080	$363,580
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

	Fair value at June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$143	$—	$—	$143
Commodity derivative instruments (see Note 7)	—	25	—	25
Total assets	$143	$25	$—	$168
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$229,817	$—	$229,817
Total liabilities	$—	$229,817	$—	$229,817

	Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$142	$—	$—	$142
Commodity derivative instruments (see Note 7)	—	353	—	353
Total assets	$142	$353	$—	$495
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$135,567	$—	$135,567
Total liabilities	$—	$135,567	$—	$135,567
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $3.5 million at June 30, 2018 and by $2.8 million at December 31, 2017.
There were no transfers between fair value levels during the six months ended June 30, 2018 and December 31, 2017.

7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in oil and natural gas prices. The Company’s crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) and the average Intercontinental Exchange, Inc. Brent crude oil index price (“ICE Brent”). The Company’s natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
At June 30, 2018, the Company utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the price volatility associated with certain of its of oil and natural gas sales. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, the Company either receives an amount from its counterparty, or pays an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
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

At June 30, 2018, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Asset (Liability)
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2018	Fixed price swaps	NYMEX WTI	7,745,000	Bbl	$53.02					$(133,352)
Crude oil	2018	Basis swaps	NYMEX WTI-ICE BRENT	153,000	Bbl		$(10.50)				471
Crude oil	2018	Two-way collar	NYMEX WTI	549,000	Bbl				$48.67	$53.07	(9,479)
Crude oil	2019	Fixed price swaps	NYMEX WTI	5,613,000	Bbl	$53.33					(69,121)
Crude oil	2019	Basis swaps	NYMEX WTI-ICE BRENT	212,000	Bbl		$(10.50)				353
Crude oil	2019	Two-way collar	NYMEX WTI	761,000	Bbl				$52.03	$69.03	(2,500)
Crude oil	2019	Three-way collar	NYMEX WTI	3,368,000	Bbl			$40.54	$51.03	$68.68	(12,060)
Crude oil	2020	Fixed price swaps	NYMEX WTI	403,000	Bbl	$53.47					(3,557)
Crude oil	2020	Two-way collar	NYMEX WTI	62,000	Bbl				$52.50	$71.25	(30)
Crude oil	2020	Three-way collar	NYMEX WTI	279,000	Bbl			$40.00	$50.56	$67.80	(876)
Natural gas	2018	Fixed price swaps	NYMEX HH	6,440,000	MMbtu	$3.02					403
Natural gas	2019	Fixed price swaps	NYMEX HH	1,353,000	MMbtu	$2.96					(44)
											$(229,792)
In July 2018, the Company entered into new natural gas basis swap contracts with weighted average differential prices, which represent a reduction of $0.06 per MMbtu. These basis swaps are settled based on the differential between Northern Natural Gas Ventura natural gas index price and NYMEX HH. The basis swap contracts include total notional amounts of 1,220,000 MMbtu and 1,810,000 MMbtu, which settle in 2018 and 2019, respectively. These derivative instruments do not qualify for and were not designated as hedging instruments for accounting purposes.
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Location	2018	2017	2018	2017
	(In thousands)
Net gain (loss) on derivative instruments	$(120,285)	$50,532	$(191,401)	$106,607
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

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2018
Commodity	Balance Sheet Location	Gross Recognized Asset/Liabilities	Gross Amount Offset	Net Recognized Fair Value Asset/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — non-current assets	$25	$—	$25
Total derivatives assets		$25	$—	$25
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$198,306	$(3,496)	$194,810
Commodity contracts	Derivative instruments — non-current liabilities	40,661	(5,654)	35,007
Total derivatives liabilities		$238,967	$(9,150)	$229,817

		December 31, 2017
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$344	$—	$344
Commodity contracts	Derivative instruments — non-current assets	9	—	9
Total derivatives assets		$353	$—	$353
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$117,629	$(1,913)	$115,716
Commodity contracts	Derivative instruments — non-current liabilities	20,035	(184)	19,851
Total derivatives liabilities		$137,664	$(2,097)	$135,567
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2018	December 31, 2017
	(In thousands)
Proved oil and gas properties(1)	$7,340,228	$7,058,782
Less: Accumulated depreciation, depletion, amortization and impairment	(2,532,668)	(2,395,153)
Proved oil and gas properties, net	4,807,560	4,663,629
Unproved oil and gas properties	1,084,606	780,173
Other property and equipment	1,024,104	868,746
Less: Accumulated depreciation	(159,029)	(139,062)
Other property and equipment, net	865,075	729,684
Total property, plant and equipment, net	$6,757,241	$6,173,486
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $44.0 million and $39.9 million at June 30, 2018 and December 31, 2017, respectively.

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
The following table summarizes the consideration paid for the Company’s acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date. The purchase price allocation is preliminary and subject to adjustment, as the final closing statement was finalized in July 2018, subsequent to the second quarter of 2018.

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
$920,990
The results of operations for the Permian Basin Acquisition have been included in the Company’s condensed consolidated financial statements since the February 14, 2018 closing date, including $20.0 million and $31.6 million of total revenue and $6.8 million and $10.2 million of operating income for the three and six months ended June 30, 2018, respectively.
The Company also recorded a $1.0 million finite-lived intangible asset on the Company’s Condensed Consolidated Balance Sheets for a non-compete agreement with a one-year life. Intangible assets are amortized on a straight-line basis over the useful life, and the Company includes the amortization in depreciation, depletion and amortization expenses on the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, amortization expense recognized for this non-compete agreement was approximately $0.3 million and $0.4 million, respectively.

Summarized below are the consolidated results of operations for the three and six months ended June 30, 2018, on an unaudited pro forma basis, as if the acquisition and related financing had occurred on January 1, 2017. The unaudited pro forma financial information was derived from the historical consolidated statements of operations of the Company and the statement of revenues and direct operating expenses for the Permian Basin Acquisition properties, which were derived from the historical accounting records of Forge Energy. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the acquisition and related financing occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
	Unaudited		Unaudited
Revenues	$501,337	$262,991	$928,082	$553,073
Net income attributable to Oasis	(320,204)	23,877	(315,073)	51,785

Net income attributable to Oasis per share:
Basic	$(1.02)	$0.09	$(1.01)	$0.19
Diluted	(1.02)	0.08	(1.00)	0.18
10. Divestitures and Assets Held for Sale
On June 25, 2018, the Company announced the signing of two separate purchase and sale agreements to sell certain non-core assets in the Williston Basin for total cash proceeds of $282.5 million. The assets to be divested consisted of certain non-operated oil and gas properties in the Williston Basin (the “Williston Non-Op Divestiture”) and oil and gas properties primarily located in the Foreman Butte area of the Williston Basin (the “Foreman Butte Divestiture,” and, together with the Williston Non-Op Divestiture, the “2018 Divestitures”).
Assets and liabilities held for sale represent the assets that are expected to be sold and the liabilities that are expected to be assumed by the purchaser, respectively. As of June 30, 2018, the assets and liabilities expected to be sold in the 2018 Divestitures were classified as held for sale. The assets and liabilities held for sale are primarily in the Company’s exploration and production segment with certain assets and liabilities held for sale included in the Foreman Butte Divestiture in the Company’s midstream segment. The Company did not have any assets or liabilities classified as held for sale as of December 31, 2017.
Williston Non-Op Divestiture. On July 10, 2018, the Company completed the initial closing for the Williston Non-Op Divestiture. The transaction had an effective date of March 1, 2018, and the final closing statement will be completed in the fourth quarter of 2018. Upon the initial closing, the Company recognized a $33.2 million net gain on sale of properties, which is subject to customary closing adjustments, subsequent to the quarter ended June 30, 2018.
The following table presents balance sheet data related to the assets and liabilities held for sale related to the Williston Non-Op Divestiture as of June 30, 2018:

June 30, 2018
(in thousands)
Assets:
Accounts receivable, net	$273
Oil and gas properties (successful efforts method)	179,921
Less: accumulated depreciation, depletion, amortization and impairment	(61,652)
Total assets held for sale, net	$118,542
Liabilities:
Asset retirement obligations	1,605
Total liabilities held for sale	$1,605
Foreman Butte Divestiture. In July 2018, the Company completed the initial closing for the Foreman Butte Divestiture. The transaction had an effective date of March 1, 2018, and the final closing statement will be completed in the first quarter of 2019.

During the second quarter of 2018, the Company recorded an impairment loss of $383.4 million, which was included in impairment on the Company’s Condensed Consolidated Statements of Operations, to adjust the carrying value of these assets to their estimated fair value, determined based on the expected sales price as negotiated with the purchaser, less costs to sell. There were no similar impairment charges related to these assets recorded during the three and six months ended June 30, 2017.
The following table presents balance sheet data related to the assets and liabilities held for sale related to the Foreman Butte Divestiture, including the write down for impairment loss, as of June 30, 2018:

June 30, 2018
(in thousands)
Assets:
Accounts receivable, net	$601
Inventory	866
Oil and gas properties (successful efforts method)	336,604
Other property and equipment	11,865
Less: accumulated depreciation, depletion, amortization and impairment	(218,360)
Total assets held for sale, net	$131,576
Liabilities:
Asset retirement obligations	2,576
Total liabilities held for sale	$2,576
Subsequent event. On July 2018, the Company signed a purchase and sale agreement to sell certain additional non-strategic operated assets in the Williston Basin for cash proceeds of $55.0 million. Upon signing the purchase and sale agreement, the Company recorded the related assets and liabilities as held for sale, which had a net book value of $33.9 million and $0.4 million, respectively. The transaction had an effective date of March 1, 2018, and the final closing statement will be completed in the first quarter of 2019. As of June 30, 2018, there was no impact to the Company’s condensed consolidated financial statements for this subsequent event.
11. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Oasis Credit Facility	$651,000	$70,000
OMP Credit Facility	165,000	78,000
Senior unsecured notes
7.25% senior unsecured notes due February 1, 2019	—	54,275
6.50% senior unsecured notes due November 1, 2021	71,835	395,501
6.875% senior unsecured notes due March 15, 2022	901,480	937,080
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
6.25% senior unsecured notes due May 1, 2026	400,000	—
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,039,409	2,052,950
Less: unamortized deferred financing costs on senior unsecured notes	(22,889)	(22,956)
Less: unamortized debt discount on senior unsecured convertible notes	(75,039)	(80,388)
Total long-term debt	$2,757,481	$2,097,606
The carrying amount of the Company’s long-term debt reported in the Condensed Consolidated Balance Sheet at June 30, 2018 was $2,757.5 million, which included $2,039.4 million of senior unsecured notes, reductions for the unamortized debt discount related to the equity component of the senior unsecured convertible notes and the unamortized deferred financing costs on the senior unsecured notes of $75.0 million and $22.9 million, respectively, $651.0 million of borrowings under the Oasis Credit Facility and $165.0 million of borrowings under a $200.0 million senior secured revolving credit facility among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”). The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates. The fair value of the Company’s senior unsecured notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $2,156.0 million at June 30, 2018.
Senior secured revolving line of credit. The Company has the Oasis Credit Facility with an overall senior secured line of credit of $2,500.0 million as of June 30, 2018, which has a maturity date of April 13, 2020. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On February 26, 2018, the Company entered into an amendment to the Oasis Credit Facility, resulting in the aggregate elected commitment being increased from $1,150.0 million to $1,350.0 million and two new lenders being added to the bank group. On April 19, 2018, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2018, resulting in the Company entering into the Twelfth Amendment to the Second Amended and Restated Credit Agreement to the Oasis Credit Facility, which (i) reaffirmed the borrowing base and the aggregate elected commitment at $1,600.0 million and $1,350.0 million, respectively, (ii) removed the legacy anti-cash hoarding provisions, (iii) reduced the coverage threshold with respect to mortgaged properties and (iv) amended the asset sale covenant to give the Company additional flexibility to trade oil and gas properties. In addition, in connection with such amendment, OP Permian became a guarantor under the Oasis Credit Facility. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for October 1, 2018.
At June 30, 2018, the Company had $651.0 million of London Interbank Offered Rate (“LIBOR”) loans at a weighted average interest rate of 3.8% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $685.0 million. On a quarterly basis, the Company also pays a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. The Company was in compliance with the financial covenants of the Oasis Credit Facility as of June 30, 2018.
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
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated leverage ratio, (2) consolidated secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility as of June 30, 2018. All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC.
At June 30, 2018, the Company had $165.0 million of borrowings outstanding under the OMP Credit Facility. As of June 30, 2018, the weighted average interest rate on borrowings under the OMP Credit Facility was 3.8%.
Senior unsecured notes. On May 14, 2018, the Company completed its offering of $400.0 million in aggregate principal amount of its 6.25% senior unsecured notes due 2026 (the “2026 Notes”). The Company used the net proceeds of $394.4 million from the 2026 Notes to fund the repurchase of certain outstanding senior notes (the “Tender Offers”), as described below. At June 30, 2018, the Company had $1,739.4 million principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
On May 25, 2018, the Company completed the Tender Offers and, as a result of the Tender Offers, the Company repurchased an aggregate principal amount of $390.6 million of its outstanding Senior Notes, consisting of $31.3 million principal amount of its 7.25% senior unsecured notes due 2019 (the “2019 Notes”), $323.7 million principal amount of its 6.50% senior unsecured notes due 2021 and $35.6 million principal amount of its 6.875% senior unsecured notes due 2022, for an aggregate cost of $402.0 million, including accrued interest and fees.

On May 29, 2018, the Company paid $23.0 million to redeem all of the remaining outstanding 2019 Notes, which payment consisted of the 100% redemption price plus all accrued and unpaid interest on the 2019 Notes. The Company financed the redemption with borrowings under the Oasis Credit Facility. As a result of the Tender Offers and the redemption, the Company recognized a pre-tax loss of $13.7 million, which was net of unamortized deferred financing costs write-offs of $4.0 million, and is reflected in loss on extinguishment of debt in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018. As of June 30, 2018, no 2019 Notes remained outstanding.
Senior unsecured convertible notes. At June 30, 2018, the Company had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of June 30, 2018, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met.
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

12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2018:

(In thousands)
Balance at December 31, 2017	$48,799
Liabilities incurred during period	4,008
Liabilities settled during period	(1)
Accretion expense during period(1)	1,314
Revisions to estimates	84
Liabilities held for sale(2)	(4,167)
Balance at June 30, 2018	$50,037
___________________

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.

(2)	Represents ARO related to the properties held for sale as of June 30, 2018 (see Note 10 - Divestitures and Assets Held for Sale).
At June 30, 2018, the current portion of the total ARO balance was approximately $0.3 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2018 was 24.2% and 24.3%, respectively, as compared to an effective tax rate of 12.4% and 31.3% for the three and six months ended June 30, 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes.
The effective tax rate for the three and six months ended June 30, 2017 was lower than the statutory federal rate of 35% primarily due to the impact of non-deductible executive compensation on forecasted annual pre-tax loss and equity-based compensation windfalls, partially offset by state income taxes.
Valuation allowance. The Company had valuation allowances of $3.3 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively, because the Company has concluded it is more likely than not that it will be unable to utilize certain state net operating loss carryforwards and charitable contribution carryforwards. As of each reporting date, the Company’s management considers new evidence, both positive and negative, which could impact management’s view with regard to future realization of deferred tax assets. During the six months ended June 30, 2018, the valuation allowance was increased by $2.1 million, primarily against the Company’s Montana net operating loss carryforwards, as a result of the Permian Basin Acquisition and the corresponding shift of projected future taxable income into other states. During the three months ended June 30, 2018, there was no material change to the valuation allowance.
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

14. Equity-Based Compensation
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
During the six months ended June 30, 2018, employees and non-employee directors of the Company were granted restricted stock awards equal to 2,921,430 shares of common stock with a $9.61 weighted average grant date per share value. Equity-based compensation expense recorded for restricted stock awards for the three and six months ended June 30, 2018 was $4.9 million and $9.6 million, respectively, and $4.9 million and $10.3 million for the three and six months ended June 30, 2017, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the six months ended June 30, 2018:

Risk-free interest rate	2.08% - 2.31%
Oasis volatility	72.88%
Oasis initial value	$8.82
Oasis stock price on date of grant	$9.27
During the six months ended June 30, 2018, officers of the Company were granted 854,400 PSUs with a $12.71 weighted average grant date per unit value. Equity-based compensation expense recorded for PSUs for the three and six months ended June 30, 2018 was $2.3 million and $4.2 million, respectively, and $2.2 million and $3.5 million for the three and six months ended June 30, 2017, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The Phantom Units are accounted for as liability-classified awards since the awards will settle in cash, and equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for liability-classified awards, compensation cost is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. The Company will reimburse OMP for the cash settlement amount of these awards, which is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Equity-based compensation expense relating to the OMP phantom unit awards for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively. The Company did not record any equity-based compensation related to the OMP phantom unit awards for the three and six months ended June 30, 2017 because the awards were granted in the fourth quarter of 2017.
OMP restricted unit awards. During the six months ended June 30, 2018, certain directors of OMP were granted 12,200 restricted unit awards which vest over a one-year period with a weighted average grant date fair value of $16.50 per common unit. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Compensation cost associated with these awards was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following is a calculation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Basic weighted average common shares outstanding	313,072	233,283	301,652	233,176
Dilutive effect of restricted stock awards and PSUs(1)	—	1,634	—	3,105
Diluted weighted average common shares outstanding	313,072	234,917	301,652	236,281
__________________

(1)	No unvested stock awards were included in computing earnings (loss) per share for the three and six months ended June 30, 2018 because the effect was anti-dilutive.
For the three and six months ended June 30, 2018, the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested stock awards. In addition, the Company excluded these unvested stock awards from the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2017 because the effects were anti-dilutive based on the treasury stock method. The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Restricted stock awards and PSUs	7,515	4,369	7,440	2,957
The Company issued its Senior Convertible Notes in September 2016 (see Note 11 – Long-Term Debt). The Company has the option to settle conversions of its Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of June 30, 2018, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for the three and six months ended June 30, 2018.
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

Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization (“DD&A”). The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2018:
Revenues from non-affiliates	$450,124	$32,717	$18,496	$—	$501,337
Inter-segment revenues	—	39,710	41,418	(81,128)	—
Total revenues	450,124	72,427	59,914	(81,128)	501,337
Operating income (loss)	(280,090)	37,894	8,028	(8,506)	(242,674)
Other income (expense)	(174,572)	(79)	23	—	(174,628)
Income (loss) before income taxes including non-controlling interests	$(454,662)	$37,815	$8,051	$(8,506)	$(417,302)

Three months ended June 30, 2017:
Revenues from non-affiliates	$226,724	$15,566	$11,801	$—	$254,091
Inter-segment revenues	—	24,746	21,650	(46,396)	—
Total revenues	226,724	40,312	33,451	(46,396)	254,091
Operating income (loss)	(17,425)	23,103	1,950	(2,249)	5,379
Other income	13,525	3	—	—	13,528
Income (loss) before income taxes	$(3,900)	$23,106	$1,950	$(2,249)	$18,907

Six months ended June 30, 2018:
Revenues from non-affiliates	$831,832	$60,639	$30,082	$—	$922,553
Inter-segment revenues	—	76,350	74,721	(151,071)	—
Total revenues	831,832	136,989	104,803	(151,071)	922,553
Operating income (loss)	(200,130)	70,132	16,178	(15,869)	(129,689)
Other expense	(282,717)	(336)	(20)	—	(283,073)
Income (loss) before income taxes including non-controlling interests	$(482,847)	$69,796	$16,158	$(15,869)	$(412,762)

Six months ended June 30, 2017:
Revenues from non-affiliates	$491,607	$30,172	$17,428	$—	$539,207
Inter-segment revenues	—	47,781	37,003	(84,784)	—
Total revenues	491,607	77,953	54,431	(84,784)	539,207
Operating income (loss)	(16,456)	43,865	(1,641)	(297)	25,471
Other income	33,292	2	4	—	33,298
Income (loss) before income taxes	$16,836	$43,867	$(1,637)	$(297)	$58,769

At June 30, 2018:
Property, plant and equipment, net	$6,129,083	$786,246	$44,319	$(202,407)	$6,757,241
Total assets(1)	6,767,902	816,422	48,419	(167,408)	7,465,335
At December 31, 2017:
Property, plant and equipment, net	$5,663,323	$649,923	$46,779	$(186,539)	$6,173,486
Total assets(1)	6,050,255	663,614	52,800	(151,539)	6,615,130
___________________

(1)	Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.

17. Commitments and Contingencies
Included below is a discussion of the Company’s various future commitments as of June 30, 2018. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Volume commitment agreements. As of June 30, 2018, the Company had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 55.0 MMBbl of crude oil, 20.3 MMBbl of natural gas liquids, 213.2 Bcf of natural gas, 14.8 MMBbl of freshwater and 4.4 MMBbl of produced water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements were approximately $526.6 million as of June 30, 2018. The future commitments under certain agreements cannot be estimated as they are based on fixed differentials relative to NYMEX WTI under the agreements as compared to the differential relative to NYMEX WTI for the Williston Basin for the production month.
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
18. Condensed Consolidating Financial Information
The Notes (see Note 11 – Long-Term Debt) are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s operating units, including OMP, which is accounted for on a consolidated basis, do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Balance Sheet

	June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$175	$14,148	$2,749	$—	$17,072
Accounts receivable, net	—	375,323	2,757	—	378,080
Accounts receivable - affiliates	328,675	50,210	54,533	(433,418)	—
Inventory	—	23,130	92	—	23,222
Prepaid expenses	209	5,307	358	—	5,874
Intangible assets, net	—	625	—	—	625
Other current assets	—	82	—	—	82
Total current assets	329,059	468,825	60,489	(433,418)	424,955
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	8,431,500	—	(6,666)	8,424,834
Other property and equipment	—	210,233	813,881	(10)	1,024,104
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,644,313)	(47,384)	—	(2,691,697)
Total property, plant and equipment, net	—	5,997,420	766,497	(6,676)	6,757,241
Assets held for sale, net	—	250,118	—	—	250,118
Investments in and advances to subsidiaries	4,925,931	453,075	—	(5,379,006)	—
Derivative instruments	—	25	—	—	25
Deferred income taxes	203,764	—	—	(203,764)	—
Long-term inventory	—	12,505	—	—	12,505
Other assets	—	18,710	1,781	—	20,491
Total assets	$5,458,754	$7,200,678	$828,767	$(6,022,864)	$7,465,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$26,861	$3,127	$—	$29,988
Accounts payable - affiliates	40,469	383,208	9,741	(433,418)	—
Revenues and production taxes payable	—	245,924	291	—	246,215
Accrued liabilities	68	262,553	57,887	—	320,508
Accrued interest payable	36,192	674	105	—	36,971
Derivative instruments	—	194,810	—	—	194,810
Advances from joint interest partners	—	3,983	—	—	3,983
Other current liabilities	—	40	—	—	40
Total current liabilities	76,729	1,118,053	71,151	(433,418)	832,515
Long-term debt	1,941,481	651,000	165,000	—	2,757,481
Deferred income taxes	—	409,392	—	(203,764)	205,628
Asset retirement obligations	—	48,310	1,433	—	49,743
Liabilities held for sale	—	4,181	—	—	4,181
Derivative instruments	—	35,007	—	—	35,007
Other liabilities	—	6,529	—	—	6,529
Total liabilities	2,018,210	2,272,472	237,584	(637,182)	3,891,084
Stockholders’ equity
Capital contributions from affiliates	—	3,642,698	213,179	(3,855,877)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 320,010,534 shares issued and 317,985,056 shares outstanding	3,154	—	—	—	3,154
Treasury stock, at cost: 2,025,478 shares	(28,243)	—	—	—	(28,243)
Additional paid-in-capital	3,062,861	9,067	—	(9,067)	3,062,861
Retained earnings	402,772	1,138,333	34,037	(1,176,771)	398,371
Oasis share of stockholders’ equity	3,440,544	4,790,098	247,216	(5,041,715)	3,436,143
Non-controlling interests	—	138,108	343,967	(343,967)	138,108
Total stockholders’ equity	3,440,544	4,928,206	591,183	(5,385,682)	3,574,251
Total liabilities and stockholders’ equity	$5,458,754	$7,200,678	$828,767	$(6,022,864)	$7,465,335

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$178	$15,659	$883	$—	$16,720
Accounts receivable, net	—	362,746	834	—	363,580
Accounts receivable - affiliates	425,668	46,020	85,818	(557,506)	—
Inventory	—	19,367	—	—	19,367
Prepaid expenses	267	6,586	778	—	7,631
Derivative instruments	—	344	—	—	344
Other current assets	—	193	—	—	193
Total current assets	426,113	450,915	88,313	(557,506)	407,835
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	7,840,921	—	(1,966)	7,838,955
Other property and equipment	—	214,818	653,928	—	868,746
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,499,867)	(34,348)	—	(2,534,215)
Total property, plant and equipment, net	—	5,555,872	619,580	(1,966)	6,173,486
Investments in and advances to subsidiaries	4,790,976	422,132	—	(5,213,108)	—
Derivative instruments	—	9	—	—	9
Deferred income taxes	183,568	—	—	(183,568)	—
Long-term inventory	—	12,200	—	—	12,200
Other assets	—	19,587	2,013	—	21,600
Total assets	$5,400,657	$6,460,715	$709,906	$(5,956,148)	$6,615,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$13,370	$—	$—	$13,370
Accounts payable - affiliates	34,382	511,486	11,638	(557,506)	—
Revenues and production taxes payable	—	213,995	—	—	213,995
Accrued liabilities	216	177,446	58,818	—	236,480
Accrued interest payable	38,796	53	114	—	38,963
Derivative instruments	—	115,716	—	—	115,716
Advances from joint interest partners	—	4,916	—	—	4,916
Other current liabilities	—	40	—	—	40
Total current liabilities	73,394	1,037,022	70,570	(557,506)	623,480
Long-term debt	1,949,606	70,000	78,000	—	2,097,606
Deferred income taxes	—	489,489	—	(183,568)	305,921
Asset retirement obligations	—	47,195	1,316	—	48,511
Derivative instruments	—	19,851	—	—	19,851
Other liabilities	—	6,182	—	—	6,182
Total liabilities	2,023,000	1,669,739	149,886	(741,074)	3,101,551
Stockholders’ equity
Capital contributions from affiliates	—	3,264,691	234,935	(3,499,626)	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 270,627,014 shares issued and 269,295,466 shares outstanding	2,668	—	—	—	2,668
Treasury stock, at cost: 1,331,548 shares	(22,179)	—	—	—	(22,179)
Additional paid-in-capital	2,677,217	8,922	—	(8,922)	2,677,217
Retained earnings	719,951	1,379,475	11,639	(1,393,080)	717,985
Oasis share of stockholders’ equity	3,377,657	4,653,088	246,574	(4,901,628)	3,375,691
Non-controlling interests	—	137,888	313,446	(313,446)	137,888
Total stockholders’ equity	3,377,657	4,790,976	560,020	(5,215,074)	3,513,579
Total liabilities and stockholders’ equity	$5,400,657	$6,460,715	$709,906	$(5,956,148)	$6,615,130

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$395,921	$—	$—	$395,921
Purchased oil and gas sales	—	57,578	—	—	57,578
Midstream revenues	—	917	66,558	(38,133)	29,342
Well services revenues	—	18,496	—	—	18,496
Total revenues	—	472,912	66,558	(38,133)	501,337
Operating expenses
Lease operating expenses	—	57,615	—	(13,474)	44,141
Midstream operating expenses	—	780	16,334	(9,426)	7,688
Well services operating expenses	—	13,560	—	—	13,560
Marketing, transportation and gathering expenses	—	28,653	—	(5,820)	22,833
Purchased oil and gas expenses	—	57,165	—	—	57,165
Production taxes	—	34,026	—	—	34,026
Depreciation, depletion and amortization	—	150,554	6,659	(3,643)	153,570
Exploration expenses	—	617	—	—	617
Impairment	—	384,135	—	—	384,135
General and administrative expenses	7,496	17,954	5,897	(3,117)	28,230
Total operating expenses	7,496	745,059	28,890	(35,480)	745,965
Gain on sale of properties	—	1,954	—	—	1,954
Operating income (loss)	(7,496)	(270,193)	37,668	(2,653)	(242,674)
Other income (expense)
Equity in earnings (loss) of subsidiaries	(278,014)	37,485	—	240,529	—
Net loss on derivative instruments	—	(120,285)	—	—	(120,285)
Interest expense, net of capitalized interest	(33,135)	(7,592)	(183)	—	(40,910)
Loss on extinguishment of debt	(13,651)	—	—	—	(13,651)
Other income	—	218	—	—	218
Total other expense	(324,800)	(90,174)	(183)	240,529	(174,628)
Income (loss) before income taxes	(332,296)	(360,367)	37,485	237,876	(417,302)
Income tax benefit	12,092	88,909	—	—	101,001
Net income (loss) including non-controlling interests	(320,204)	(271,458)	37,485	237,876	(316,301)
Less: Net income attributable to non-controlling interests	—	3,903	25,042	(25,042)	3,903
Net income (loss) attributable to Oasis	$(320,204)	$(275,361)	$12,443	$262,918	$(320,204)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$218,633	$—	$218,633
Purchased oil and gas sales	—	8,091	—	8,091
Midstream revenues	—	15,566	—	15,566
Well services revenues	—	11,801	—	11,801
Total revenues	—	254,091	—	254,091
Operating expenses
Lease operating expenses	—	44,665	—	44,665
Midstream operating expenses	—	3,263	—	3,263
Well services operating expenses	—	9,010	—	9,010
Marketing, transportation and gathering expenses	—	12,039	—	12,039
Purchased oil and gas expenses	—	7,980	—	7,980
Production taxes	—	18,971	—	18,971
Depreciation, depletion and amortization	—	125,291	—	125,291
Exploration expenses	—	1,667	—	1,667
Impairment	—	3,200	—	3,200
General and administrative expenses	7,534	15,092	—	22,626
Total operating expenses	7,534	241,178	—	248,712
Operating income (loss)	(7,534)	12,913	—	5,379
Other income (expense)
Equity in earnings of subsidiaries	38,875	—	(38,875)	—
Net gain on derivative instruments	—	50,532	—	50,532
Interest expense, net of capitalized interest	(33,006)	(3,832)	—	(36,838)
Other expense	—	(166)	—	(166)
Total other income	5,869	46,534	(38,875)	13,528
Income (loss) before income taxes	(1,665)	59,447	(38,875)	18,907
Income tax benefit (expense)	18,233	(20,572)	—	(2,339)
Net income	$16,568	$38,875	$(38,875)	$16,568

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$759,592	$—	$—	$759,592
Purchased oil and gas sales	—	75,615	—	—	75,615
Midstream revenues	—	2,067	127,979	(72,782)	57,264
Well services revenues	—	30,082	—	—	30,082
Total revenues	—	867,356	127,979	(72,782)	922,553
Operating expenses
Lease operating expenses	—	113,314	—	(24,392)	88,922
Midstream operating expenses	—	1,526	33,450	(19,303)	15,673
Well services operating expenses	—	20,947	—	—	20,947
Marketing, transportation and gathering expenses	—	55,325	—	(11,479)	43,846
Purchased oil and gas expenses	—	75,163	—	—	75,163
Production taxes	—	65,026	—	—	65,026
Depreciation, depletion and amortization	—	296,781	13,023	(6,969)	302,835
Exploration expenses	—	1,386	—	—	1,386
Impairment	—	384,228	—	—	384,228
General and administrative expenses	14,728	35,632	12,047	(6,237)	56,170
Total operating expenses	14,728	1,049,328	58,520	(68,380)	1,054,196
Gain on sale of properties	—	1,954	—	—	1,954
Operating income (loss)	(14,728)	(180,018)	69,459	(4,402)	(129,689)
Other income (expense)
Equity in earnings (loss) of subsidiaries	(245,850)	69,014	—	176,836	—
Net loss on derivative instruments	—	(191,401)	—	—	(191,401)
Interest expense, net of capitalized interest	(65,581)	(12,030)	(445)	—	(78,056)
Loss on extinguishment of debt	(13,651)	—	—	—	(13,651)
Other income	—	35	—	—	35
Total other expense	(325,082)	(134,382)	(445)	176,836	(283,073)
Income (loss) before income taxes	(339,810)	(314,400)	69,014	172,434	(412,762)
Income tax benefit	20,196	79,977	—	—	100,173
Net income (loss) including non-controlling interests	(319,614)	(234,423)	69,014	172,434	(312,589)
Less: Net income attributable to non-controlling interests	—	7,025	46,616	(46,616)	7,025
Net income (loss) attributable to Oasis	$(319,614)	$(241,448)	$22,398	$219,050	$(319,614)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$455,885	$—	$455,885
Purchased oil and gas sales	—	35,722	—	35,722
Midstream revenues	—	30,172	—	30,172
Well services revenues	—	17,428	—	17,428
Total revenues	—	539,207	—	539,207
Operating expenses
Lease operating expenses	—	88,537	—	88,537
Midstream operating expenses	—	6,590	—	6,590
Well services operating expenses	—	13,570	—	13,570
Marketing, transportation and gathering expenses	—	22,990	—	22,990
Purchased oil and gas expenses	—	35,982	—	35,982
Production taxes	—	39,270	—	39,270
Depreciation, depletion and amortization	—	251,957	—	251,957
Exploration expenses	—	3,156	—	3,156
Impairment	—	5,882	—	5,882
General and administrative expenses	14,599	31,203	—	45,802
Total operating expenses	14,599	499,137	—	513,736
Operating income (loss)	(14,599)	40,070	—	25,471
Other income (expense)
Equity in earnings of subsidiaries	87,978	—	(87,978)	—
Net gain on derivative instruments	—	106,607	—	106,607
Interest expense, net of capitalized interest	(65,857)	(7,302)	—	(73,159)
Other expense	—	(150)	—	(150)
Total other income	22,121	99,155	(87,978)	33,298
Income before income taxes	7,522	139,225	(87,978)	58,769
Income tax benefit (expense)	32,871	(51,247)	—	(18,376)
Net income	$40,393	$87,978	$(87,978)	$40,393

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(319,614)	$(234,423)	$69,014	$172,434	$(312,589)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Equity in earnings (loss) of subsidiaries	245,850	(69,014)	—	(176,836)	—
Depreciation, depletion and amortization	—	296,781	13,023	(6,969)	302,835
Loss on extinguishment of debt	13,651	—	—	—	13,651
Gain on sale of properties	—	(1,954)	—	—	(1,954)
Impairment	—	384,228	—	—	384,228
Deferred income taxes	(20,196)	(80,097)	—	—	(100,293)
Derivative instruments	—	191,401	—	—	191,401
Equity-based compensation expenses	13,340	624	166	—	14,130
Deferred financing costs amortization and other	7,892	2,522	104	—	10,518
Working capital and other changes:
Change in accounts receivable	96,993	(8,178)	29,407	(124,088)	(5,866)
Change in inventory	—	(4,629)	(92)	—	(4,721)
Change in prepaid expenses	58	95	420	—	573
Change in other current assets	—	111	—	—	111
Change in long-term inventory and other assets	—	(381)	—	—	(381)
Change in accounts payable, interest payable and accrued liabilities	3,335	(90,679)	4,105	124,088	40,849
Change in other liabilities	—	(476)	—	—	(476)
Net cash provided by operating activities	41,309	385,931	116,147	(11,371)	532,016
Cash flows from investing activities:
Capital expenditures	—	(381,971)	(154,988)	—	(536,959)
Acquisitions	—	(524,255)	—	—	(524,255)
Proceeds from sale of properties	—	2,236	—	—	2,236
Derivative settlements	—	(96,823)	—	—	(96,823)
Advances from joint interest partners	—	(933)	—	—	(933)
Net cash used in investing activities	—	(1,001,746)	(154,988)	—	(1,156,734)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	1,820,000	113,000	—	1,933,000
Principal payments on Revolving Credit Facilities	—	(1,239,000)	(26,000)	—	(1,265,000)
Repurchase of senior unsecured notes	(423,143)	—	—	—	(423,143)
Proceeds from issuance of senior unsecured convertible notes	400,000	—	—	—	400,000
Deferred financing costs	(6,524)	(266)	—	—	(6,790)
Purchases of treasury stock	(6,064)	—	—	—	(6,064)
Distributions to non-controlling interests	—	48,911	(55,757)	—	(6,846)
Investment in subsidiaries / capital contributions from parent	(5,619)	(15,216)	9,464	11,371	—
Other	38	(125)	—	—	(87)
Net cash provided by (used in) financing activities	(41,312)	614,304	40,707	11,371	625,070
Increase (decrease) in cash and cash equivalents	(3)	(1,511)	1,866	—	352
Cash and cash equivalents at beginning of period	178	15,659	883	—	16,720
Cash and cash equivalents at end of period	$175	$14,148	$2,749	$—	$17,072

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
	Parent/ Issuer	Combined Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$40,393	$87,978	$(87,978)	$40,393
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(87,978)	—	87,978	—
Depreciation, depletion and amortization	—	251,957	—	251,957
Impairment	—	5,882	—	5,882
Deferred income taxes	(32,871)	51,247	—	18,376
Derivative instruments	—	(106,607)	—	(106,607)
Equity-based compensation expenses	13,395	428	—	13,823
Deferred financing costs amortization and other	7,470	1,401	—	8,871
Working capital and other changes:
Change in accounts receivable	64,504	(19,833)	(58,414)	(13,743)
Change in inventory	—	(1,007)	—	(1,007)
Change in prepaid expenses	(389)	125	—	(264)
Change in other current assets	(3)	283	—	280
Change in long-term inventory and other assets	—	(8,768)	—	(8,768)
Change in accounts payable, interest payable and accrued liabilities	6,185	(53,441)	58,414	11,158
Change in other current liabilities	—	(10,490)	—	(10,490)
Net cash provided by operating activities	10,706	199,155	—	209,861
Cash flows from investing activities:
Capital expenditures	—	(252,461)	—	(252,461)
Proceeds from sale of properties	—	4,000	—	4,000
Derivative settlements	—	(8,899)	—	(8,899)
Advances from joint interest partners	—	(1,781)	—	(1,781)
Net cash used in investing activities	—	(259,141)	—	(259,141)
Cash flows from financing activities:
Proceeds from Oasis Credit Facility	—	484,000	—	484,000
Principal payments on Oasis Credit Facility	—	(429,000)	—	(429,000)
Purchases of treasury stock	(5,451)	—	—	(5,451)
Investment in subsidiaries / capital contributions from parent	(5,188)	5,188	—	—
Other	(55)	—	—	(55)
Net cash provided by (used in) financing activities	(10,694)	60,188	—	49,494
Increase in cash and cash equivalents	12	202	—	214
Cash and cash equivalents at beginning of period	166	11,060	—	11,226
Cash and cash equivalents at end of period	$178	$11,262	$—	$11,440

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
In an effort to improve price realizations from the sale of our oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our oil and natural gas to a broader array of potential purchasers. We enter into crude oil and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. Currently, 91% of our gross operated oil production and substantially all of our gross operated natural gas production are connected to these gathering systems, and our crude oil price differentials have improved to less than $3.00 per barrel primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 450,000 barrels per day.
Highlights:

•	We produced 79,437 barrels of oil equivalent per day (“Boepd”) in the second quarter of 2018;

•
We completed and placed on production 37 gross (27.8 net) operated wells, including 35 gross (25.8 net) operated wells in the Williston Basin and 2 gross (2.0 net) operated wells in the Delaware Basin, in the second quarter of 2018;

•
Our oil differentials have decreased to $2.42 off of NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) in the second quarter of 2018, an approximate 34% decrease from the second quarter of 2017;

•	Lease operating expenses per barrels of oil equivalent (“Boe”) decreased over 23% to $6.11 per Boe in the second quarter of 2018 compared to $7.92 per Boe in the second quarter of 2017;

•
We entered into or closed numerous agreements to sell non-core assets since December 2017 for total proceeds of $360 million, which represent approximately 5.0 MBoepd of net production and approximately 80,000 net acres; and

•
Net cash provided by operating activities was $303.7 million for the three months ended June 30, 2018. Adjusted EBITDA, a non-GAAP financial measure, was $241.2 million for the three months ended June 30, 2018. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) including non-controlling interests and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

Results of Operations
Revenues
Our oil and gas revenues are derived from the sale of oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil sales are derived from the sale of oil purchased through our marketing activities primarily for blending. Our midstream revenues are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, natural gas gathering and processing, fresh water sales and crude oil gathering and transportation. Our well services revenues are derived from well services, product sales and equipment rentals. Substantially all of our midstream revenues and well services revenues are from services for third-party working interest owners in OPNA’s operated wells. Intercompany revenues for work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation and are therefore not included in midstream and well services revenues.

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Operating results (in thousands)
Revenues
Oil revenues	$361,255	$194,005	$167,250	$684,641	$402,599	$282,042
Natural gas revenues	34,666	24,628	10,038	74,951	53,286	21,665
Purchased oil and gas sales	57,578	8,091	49,487	75,615	35,722	39,893
Midstream revenues	29,342	15,566	13,776	57,264	30,172	27,092
Well services revenues	18,496	11,801	6,695	30,082	17,428	12,654
Total revenues	$501,337	$254,091	$247,246	$922,553	$539,207	$383,346
Production data
Oil (MBbl)	5,517	4,349	1,168	10,802	8,785	2,017
Natural gas (MMcf)	10,268	7,725	2,543	20,045	15,237	4,808
Oil equivalents (MBoe)	7,229	5,637	1,592	14,142	11,324	2,818
Average daily production (Boepd)	79,437	61,943	17,494	78,135	62,564	15,571
Average sales prices
Oil, without derivative settlements (per Bbl)	$65.47	$44.61	$20.86	$63.38	$45.83	$17.55
Oil, with derivative settlements (per Bbl)(1)	54.53	44.35	10.18	54.36	44.79	9.57
Natural gas, without derivative settlements (per Mcf)(2)	3.38	3.19	0.19	3.74	3.50	0.24
Natural gas, with derivative settlements (per Mcf)(1)(2)	3.43	3.21	0.22	3.77	3.51	0.26
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
Three months ended June 30, 2018 as compared to three months ended June 30, 2017
Oil and gas revenues. Our oil and gas revenues increased $177.3 million, or 81%, to $395.9 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by a $92.2 million increase due to the higher oil and natural gas sales prices, coupled with a $85.1 million increase driven by higher oil and natural gas production amounts sold during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Average oil sales prices, without derivative settlements, increased by $20.86 per barrel to an average of $65.47 per barrel, and average natural gas sales prices, which includes the value for natural gas and natural gas liquids and is without derivative settlements, increased by $0.19 per Mcf to an average of $3.38 per Mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Average daily production sold increased by 17,494 Boepd to 79,437 Boepd during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in average daily production sold was primarily a result of our 81.9 total net well completions in the Williston Basin during the twelve months ended June 30, 2018 and the Permian Basin Acquisition.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased for blending at our crude oil terminal or in attempt to make a profit. Purchased oil and gas sales increased $49.5 million to $57.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin and in the Delaware Basin.
Midstream revenues. Midstream revenues increased $13.8 million to $29.3 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by a $6.1 million increase related to higher natural gas volumes gathered, compressed and processed, coupled with a $5.9 million increase related to higher water service volumes driven by an increase in producing wells.

Well services revenues. Our well services revenues increased by $6.7 million to $18.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to a $5.1 million increase in well completion revenue due to the increased activity as a result of adding a second fracturing fleet during the third quarter of 2017, coupled with a $1.2 million increase in product sales to third parties.
Six months ended June 30, 2018 as compared to six months ended June 30, 2017
Oil and gas revenues. Our oil and gas revenues increased $303.7 million, or 67%, to $759.6 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The higher oil and natural gas sales prices increased revenues by $157.8 million, coupled with a $145.8 million increase due to the higher oil and natural gas production amounts sold during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Average oil sales prices, without derivative settlements, increased by $17.55 per barrel to an average of $63.38 per barrel, and average natural gas sales prices, without derivative settlements and which include the value for natural gas and natural gas liquids, increased by $0.24 per Mcf to an average of $3.74 per Mcf for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Average daily production sold increased by 15,571 Boe per day to 78,135 Boe per day during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in average daily production sold was primarily a result of our 81.9 total net well completions in the Williston Basin during the twelve months ended June 30, 2018 and the Permian Basin Acquisition, which was completed on February 14, 2018.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased for blending at our crude oil terminal or in attempt to make a profit. Purchased oil and gas sales increased $39.9 million to $75.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin and in the Delaware Basin.
Midstream revenues. Midstream revenues were $57.3 million for the six months ended June 30, 2018, which was a $27.1 million increase period over period. This increase was driven by a $13.5 million increase related to higher natural gas volumes gathered, compressed and processed, coupled with a $10.2 million increase related to higher water service volumes driven by an increase in producing wells and a $3.1 million increase related to higher oil volumes gathered, stabilized and transported.
Well services revenues. In 2017, we increased the pace of our well completions and added a second fracturing fleet as well as third party crews. As a result, our well services revenues increased by $12.7 million to $30.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was due to a $10.0 million increase in well completion revenue due to the increased activity as a result of adding the second fracturing fleet in the third quarter of 2017, coupled with a $1.5 million increase in product sales to third parties and a $1.0 million increase in equipment rentals.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$44,141	$44,665	$(524)	$88,922	$88,537	$385
Midstream operating expenses	7,688	3,263	4,425	15,673	6,590	9,083
Well services operating expenses(1)	13,560	9,010	4,550	20,947	13,570	7,377
Marketing, transportation and gathering expenses	22,833	12,039	10,794	43,846	22,990	20,856
Purchased oil and gas expenses	57,165	7,980	49,185	75,163	35,982	39,181
Production taxes	34,026	18,971	15,055	65,026	39,270	25,756
Depreciation, depletion and amortization	153,570	125,291	28,279	302,835	251,957	50,878
Exploration expenses	617	1,667	(1,050)	1,386	3,156	(1,770)
Impairment	384,135	3,200	380,935	384,228	5,882	378,346
General and administrative expenses(1)	28,230	22,626	5,604	56,170	45,802	10,368
Total operating expenses	745,965	248,712	497,253	1,054,196	513,736	540,460
Gain on sale of properties	1,954	—	1,954	1,954	—	1,954
Operating income (loss)	(242,674)	5,379	(248,053)	(129,689)	25,471	(155,160)
Other income (expense)
Net gain (loss) on derivative instruments	(120,285)	50,532	(170,817)	(191,401)	106,607	(298,008)
Interest expense, net of capitalized interest	(40,910)	(36,838)	(4,072)	(78,056)	(73,159)	(4,897)
Loss on extinguishment of debt	(13,651)	—	(13,651)	(13,651)	—	(13,651)
Other income (expense)	218	(166)	384	35	(150)	185
Total other income (expense)	(174,628)	13,528	(188,156)	(283,073)	33,298	(316,371)
Income (loss) before income taxes	(417,302)	18,907	(436,209)	(412,762)	58,769	(471,531)
Income tax benefit (expense)	101,001	(2,339)	103,340	100,173	(18,376)	118,549
Net income (loss) including non-controlling interests	(316,301)	16,568	(332,869)	(312,589)	40,393	(352,982)
Less: Net income attributable to non-controlling interests	3,903	—	3,903	7,025	—	7,025
Net income (loss) attributable to Oasis	$(320,204)	$16,568	$(336,772)	$(319,614)	$40,393	$(360,007)
Costs and expenses (per Boe of production)
Lease operating expenses	$6.11	$7.92	$(1.81)	$6.29	$7.82	$(1.53)
Marketing, transportation and gathering expenses	3.16	2.14	1.02	3.10	2.03	1.07
Production taxes	4.71	3.37	1.34	4.60	3.47	1.13
Depreciation, depletion and amortization	21.24	22.23	(0.99)	21.41	22.25	(0.84)
General and administrative expenses(1)	3.91	4.01	(0.10)	3.97	4.04	(0.07)
____________________

(1)
For the three and six months ended June 30, 2017, well services operating expenses have been adjusted to include $0.9 million and $1.6 million, respectively, for certain well services direct field labor compensation expenses which were previously recognized in general and administrative expenses on our Condensed Consolidated Statements of Operations.

Three months ended June 30, 2018 as compared to three months ended June 30, 2017
Lease operating expenses. Lease operating expenses decreased $0.6 million to $44.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease was primarily due to lower workover costs, partially offset by an increase in produced and flowback water disposal volumes being transported on OMS pipelines and injected in OMS produced and flowback water disposal wells and higher costs associated with operating an increased number of producing wells during the three months ended June 30, 2018. Utilizing our own infrastructure for produced and flowback water disposal enables us to lower operating costs through increased operational efficiency. Lease operating expenses per Boe decreased quarter over quarter from $7.92 per Boe to $6.11 per Boe primarily due to higher production volumes period over period.
Midstream operating expenses. Midstream operating expenses represent third-party working interest owners’ share of operating expenses incurred by OMS. The $4.4 million increase quarter over quarter was primarily related to a $2.4 million increase in gas gathering, compression and processing expenses driven by increased production, coupled with a $1.6 million increase related to higher water service volumes driven by an increase in producing wells.
Well services operating expenses. Well services operating expenses represent third-party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $4.6 million increase quarter over quarter was primarily attributable to increased well completion activity, coupled with increased trucking costs, maintenance and direct labor expenses due to the addition of a second fracturing fleet during the third quarter of 2017.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $10.8 million, or $1.02 per Boe, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, which was primarily attributable to higher oil gathering and transportation expenses related to an increase in volumes being transported on the Dakota Access Pipeline, which started in the second quarter of 2017. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $3.19 during the three months ended June 30, 2018 as compared to $2.17 during the three months ended June 30, 2017 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily for blending at our crude oil terminal or in attempt to make a profit, increased $49.2 million to $57.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin and in the Delaware Basin.
Production taxes. Our production taxes as a percentage of oil and natural gas sales were 8.6% and 8.7% for the three months ended June 30, 2018 and 2017, respectively. The production tax rate decreased quarter over quarter primarily due to a lower oil production mix, coupled with the addition of Delaware Basin assets following the Permian Basin Acquisition in February 2018 which bear a lower average production tax rate than Williston Basin assets. North Dakota’s natural gas production tax is $0.0555 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $28.3 million to $153.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase in DD&A expense quarter over quarter was a result of increased production from our wells completed during the three months ended June 30, 2018, coupled with the Permian Basin Acquisition, offset by a decrease in the DD&A rate to $21.24 per Boe for the three months ended June 30, 2018 as compared to $22.23 per Boe for the three months ended June 30, 2017. The decrease in the DD&A rate was primarily due to higher recoverable reserves as a result of higher oil and natural gas prices, coupled with lower costs and higher estimated ultimate recoveries on our more recently completed wells.
Exploration expenses. Exploration expenses decreased $1.1 million to $0.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to a $1.5 million decrease in geological and geophysical expenses, offset by an increase in delay rentals and higher write-off of costs primarily related to exploratory well locations that are no longer in our current development plan.
Impairment. During the three months ended June 30, 2018, the Company recorded an impairment loss of $383.4 million associated with the assets held for sale for the Foreman Butte Divestiture to adjust the carrying value to the estimated fair value less selling costs (see Note 10 - Divestitures and Assets Held for Sale). There were no similar impairment charges related to these assets recorded during the three months ended June 30, 2017. As a result of periodic assessments of our unproved properties not held-by-production, we recorded an impairment loss on our unproved oil and natural gas properties of $0.8 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration.

General and administrative expenses (“G&A”). Our G&A increased $5.6 million to $28.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. E&P G&A increased $3.7 million quarter over quarter primarily due to costs related to the Permian Basin Acquisition and increased employee compensation expenses as a result of organizational growth. OMS G&A increased $1.5 million quarter over quarter primarily due to increased employee compensation expenses as a result of organizational growth. OWS G&A increased $0.5 million to $1.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Gain on sale of properties. For the three months ended June 30, 2018, we recognized a $2.0 million gain related to the sale of certain unproved properties in the Williston Basin. No gain or loss on sale of properties was recorded for the three months ended June 30, 2017.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil and gas price changes, we incurred a $120.3 million net loss on derivative instruments, including net cash settlement payments of $59.8 million, for the three months ended June 30, 2018, and a $50.5 million net gain on derivative instruments, including net cash settlement payments of $0.9 million for the three months ended June 30, 2017. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $4.1 million to $40.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to a $5.5 million increase in interest expense related to our borrowings under our Revolving Credit Facilities. This increase in interest expense was offset by an increase in capitalized interest due to higher costs for work in progress assets as well as a decrease in interest expense related to the repurchase of an aggregate principal amount of $390.6 million of outstanding senior unsecured notes and issuance of $400.0 million senior unsecured notes due 2026 at a lower interest rate of 6.25% in May 2018. For the three months ended June 30, 2018, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $698.6 million and $148.3 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.9% and 3.7%, respectively. For the three months ended June 30, 2017, the weighted average debt outstanding under the Oasis Credit Facility was $422.1 million, and the weighted average interest rate incurred on the outstanding borrowings were 2.8%. Interest capitalized during the three months ended June 30, 2018 and 2017 was $4.2 million and $2.8 million, respectively.
Loss on extinguishment of debt. During the three months ended June 30, 2018, we repurchased an aggregate principal amount of $413.5 million of our outstanding senior unsecured notes for an aggregate cost of $423.1 million, including fees. For the three months ended June 30, 2018, we recognized a pre-tax loss related to the repurchase of $13.7 million, which included unamortized deferred financing costs write-offs of $4.0 million. During the three months ended June 30, 2017, we did not repurchase any portion of our outstanding senior unsecured notes.
Income tax benefit (expense). The income tax benefit for the three months ended June 30, 2018 was recorded at 24.2% of pre-tax loss and the income tax expense for the three months ended June 30, 2017 was recorded at 12.4% of pre-tax income. The effective tax rate for the three months ended June 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes. The effective tax rate for the three months ended June 30, 2017 was lower than the statutory federal rate of 35% primarily due to the impact of non-deductible executive compensation, partially offset by state income taxes.
Six months ended June 30, 2018 as compared to six months ended June 30, 2017
Lease operating expenses. Lease operating expenses increased $0.4 million to $88.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions and the Permian Basin Acquisition, coupled with an increase in produced and flowback water disposal volumes being transported and injected. These costs were partially offset by lower workover costs during the three months ended June 30, 2018. Lease operating expenses per Boe decreased from $7.82 per Boe to $6.29 per Boe primarily due to higher production volumes period over period.
Midstream operating expenses. Midstream operating expenses represent third-party working interest owners’ share of operating expenses incurred by OMS. The $9.1 million increase for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily related to the $4.3 million increase in gas gathering, compression and processing expenses driven by increased production, coupled with a $3.3 million increase related to higher water service volumes driven by an increase in producing wells.
Well services operating expenses. Well services operating expenses represent third-party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $7.3 million increase for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to increased well completion activity, coupled with increased direct labor, trucking and maintenance expenses due to the addition of a second fracturing fleet in the third quarter of 2017.

Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $20.9 million period over period, or a $1.07 increase per Boe, which was primarily attributable to higher oil gathering and transportation expenses related to increased throughput on the Dakota Access Pipeline, which began operations in the second quarter of 2017, and our oil gathering system, which has been ramping up throughputs since it began operations in the second half of 2016. In addition, natural gas gathering and processing expenses increased due to additional well connections on OMS infrastructure and our natural gas processing plant, which has been ramping up throughputs since it began operations in the second half of 2016. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $3.10 for the six months ended June 30, 2018 as compared to $1.97 for the six months ended June 30, 2017 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily for blending at our crude oil terminal or in attempt to make a profit, increased $39.2 million to $75.2 million for the six months ended June 30, 2018 as compared to six months ended June 30, 2017 primarily due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin and in the Delaware Basin.
Production taxes. The production tax rate remained relatively flat period over period. Our production taxes as a percentage of oil and natural gas sales was 8.6% for the six months ended June 30, 2018 and 2017, respectively. North Dakota’s natural gas production tax is $0.0555 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization. DD&A expense increased $50.8 million to $302.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in DD&A expense was primarily due to increased production from our wells completed during the six months ended June 30, 2018, coupled with the Permian Basin Acquisition, offset by a decrease in the average DD&A rate to $21.41 per Boe for the six months ended June 30, 2018 as compared to $22.25 per Boe for the six months ended June 30, 2017. The decrease in the DD&A rate was primarily due to higher recoverable reserves as a result of higher oil and natural gas prices, coupled with lower costs and higher estimated ultimate recoveries on our more recently completed wells.
Exploration expenses. Exploration expenses decreased $1.8 million to $1.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to a $2.7 million decrease in geological and geophysical expenses, offset by higher delay rentals and a $0.6 million write-off of costs primarily related to exploratory well locations that are no longer in our current development plan.
Impairment. During the six months ended June 30, 2018, we recorded an impairment loss of $383.4 million to adjust the carrying value of our properties held for sale for the Foreman Butte Divestiture to their estimated fair value, determined based on the expected sales price less costs to sell (see Note 10 - Divestitures and Assets Held for Sale). No impairment charges of proved oil and gas or other properties were recorded for the six months ended June 30, 2017. As a result of periodic assessments of our unproved properties not held-by-production, we recorded an impairment loss on our unproved oil and natural gas properties of $0.9 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively, related to acreage expiring in future periods because there were no current plans to drill or extend the leases prior to their expiration.
General and administrative expenses. Our G&A expenses increased $10.4 million for the six months ended June 30, 2018 from $45.8 million for the six months ended June 30, 2017. E&P G&A increased $7.0 million period over period primarily due to increased costs related to the Permian Basin Acquisition and increased employee compensation expenses as a result of organizational growth. OMS G&A increased $3.1 million period over period primarily due to increased employee compensation as a result of organizational growth, coupled with expenses incurred related to the initial public offering of OMP. OWS G&A was $3.2 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.
Gain on sale of properties. For the six months ended June 30, 2018, we recognized a $2.0 million gain related to the sale of certain unproved properties in the Williston Basin. No gain or loss on sale of properties was recorded for the six months ended June 30, 2017.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip oil and gas price changes, we incurred a $191.4 million net loss on derivative instruments, including net cash settlement payments of $96.8 million, for the six months ended June 30, 2018, and a $106.6 million net gain on derivative instruments, including net cash settlement payments of $8.9 million, for the six months ended June 30, 2017. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $4.9 million to $78.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a $7.6 million increase in interest expense related to our borrowings under our Revolving Credit Facilities and an increase in debt discount amortization related to our senior unsecured convertible notes. These increases in interest expense were offset by an increase in capitalized interest due to higher costs for work in progress assets as well as a decrease in interest expense related to the repurchase of an aggregate principal amount of $390.6 million of outstanding senior unsecured notes and issuance of $400.0 million senior unsecured notes due 2026 at a lower interest rate of 6.25% in May 2018. For the six months ended June 30, 2018, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $895.6 million and $201.2 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.8% and 3.6%, respectively. For the year ended December 31, 2017, the weighted average debt outstanding under the Oasis Credit Facility was $411.5 million, and the weighted average interest rate incurred on the outstanding borrowings thereunder was 2.7%. We capitalized $8.7 million and $5.6 million of interest costs for the six months ended June 30, 2018 and 2017, respectively, which will be amortized over the life of the related assets.
Loss on extinguishment of debt. During the six months ended June 30, 2018, we repurchased an aggregate principal amount of $413.5 million of our outstanding senior unsecured notes for an aggregate cost of $423.1 million, including fees. For the six months ended June 30, 2018, we recognized a pre-tax loss related to the repurchase of $13.7 million, which included unamortized deferred financing costs write-offs of $4.0 million. During the six months ended June 30, 2017, we did not repurchase any portion of our outstanding senior unsecured notes.
Income tax benefit (expense). Our income tax benefit for the six months ended June 30, 2018 and 2017 was recorded at 24.3% of pre-tax loss and 31.3% of pre-tax income, respectively. Our effective tax rate for the six months ended June 30, 2018 was lower than the effective tax rate for the six months ended June 30, 2017 primarily due to the change in the corporate tax rate under the Tax Cuts and Jobs Act, partially offset by the impact of non-deductible executive compensation and equity-based compensation shortfalls in 2018 as compared to equity-based compensation windfalls in 2017.
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
Our cash flows for the six months ended June 30, 2018 and 2017 are presented below:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$532,016	$209,861
Net cash used in investing activities	(1,156,734)	(259,141)
Net cash provided by financing activities	625,070	49,494
Increase in cash and cash equivalents	$352	$214
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
Cash flows provided by operating activities
Net cash provided by operating activities was $532.0 million and $209.9 million for the six months ended June 30, 2018 and 2017, respectively. The change in cash flows from operating activities for the period ended June 30, 2018 as compared to 2017 was primarily the result of the 38% increase in realized prices for oil and the 7% increase in realized prices for natural gas, coupled with our 25% increase in oil and natural gas production.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and acquisitions, and the impact of our outstanding derivative instruments. We had a working capital deficit of $407.6 million at June 30, 2018 primarily due to increases in our current liabilities, primarily due to the impact of increases in our accrued liabilities for drilling and development costs coupled with increases in the forward commodity price curve on our short-term derivative instruments. As of June 30, 2018, we had $737.1 million of liquidity available, including $17.1 million in cash and cash equivalents and $720.0 million of aggregate unused borrowing capacity available under our Revolving Credit Facilities. At June 30, 2017, we had a working capital deficit of $50.5 million.
Cash flows used in investing activities
Net cash used in investing activities was $1,156.7 million and $259.1 million during the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities during the six months ended June 30, 2018 was primarily attributable to $524.3 million in acquisitions primarily for the Permian Basin Acquisition, coupled with $537.0 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the six months ended June 30, 2017 was primarily attributable to $252.5 million in capital expenditures primarily for drilling and development costs.
Our capital expenditures are summarized in the following table:

	Three Months Ended		Six Months Ended June 30, 2018
	March 31, 2018	June 30, 2018
	(In thousands)
Capital expenditures:
E&P	$176,937	$280,008	$456,945
Well services	4,262	939	5,201
Other capital expenditures(1)	6,287	5,434	11,721
Total capital expenditures before acquisitions and midstream	187,486	286,381	473,867
Midstream	88,794	68,626	157,420
Total capital expenditures before acquisitions	276,280	355,007	631,287
Acquisitions	890,948	3,527	894,475
Total capital expenditures(2)	$1,167,228	$358,534	$1,525,762
___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

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

Our total 2018 capital expenditure plan is approximately $1,230 million to $1,275 million, which includes approximately $900 million to $930 million for E&P capital expenditures, including approximately $785 million to $805 million focused in the Williston Basin and approximately $115 million to $125 million focused in the Delaware Basin, approximately $290 million to $305 million for infrastructure and midstream capital expenditures and approximately $40 million of other capital expenditures, including capitalized interest, well services equipment and administrative capital.
While we have planned approximately $1,230 million to $1,275 million for these purposes, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Additionally, if we acquire additional acreage, our capital expenditures may be higher than planned. We believe that cash on hand, including cash flows from operating activities and availability under our Revolving Credit Facilities should be sufficient to fund our 2018 capital expenditure plan and to meet our future obligations. However, because the operated wells funded by our 2018 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $625.1 million and $49.5 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, cash provided by financing activities was primarily due to proceeds from the borrowings under our Revolving Credit Facilities, partially offset by principal payments on our Revolving Credit Facilities. Net cash provided by financing activities during the six months ended June 30, 2017 was primarily due to proceeds from the borrowings under our Oasis Credit Facility, partially offset by principal payments on our Oasis Credit Facility. For both the six months ended June 30, 2018 and 2017, cash was used in financing activities for the purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
Senior secured revolving line of credit. We have the Oasis Credit Facility with an overall senior secured line of credit of $2,500.0 million as of June 30, 2018. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Oasis Credit Facility is April 13, 2020. On February 26, 2018, we entered into an amendment to the Oasis Credit Facility, resulting in the aggregate elected commitment being increased from $1,150.0 million to $1,350.0 million and two new lenders being added to the bank group. On April 19, 2018, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2018, resulting in us entering into the Twelfth Amendment to the Second Amended and Restated Credit Agreement to the Oasis Credit Facility, which (i) reaffirmed the borrowing base and the aggregate elected commitment at $1,600.0 million and $1,350.0 million, respectively, (ii) removed the legacy anti-cash hoarding provisions, (iii) reduced the coverage threshold with respect to mortgaged properties and (iv) amended the asset sale covenant to give us additional flexibility to trade oil and gas properties. In addition, in connection with such amendment, OP Permian became a guarantor under the Oasis Credit Facility. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for October 1, 2018.
As of June 30, 2018, we had $651.0 million of borrowings at a weighted average interest rate of 3.8% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $685.0 million.
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

The Oasis Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. We were in compliance with the financial covenants of the Oasis Credit Facility as of June 30, 2018. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
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
At June 30, 2018, we had $165.0 million of borrowings outstanding under the OMP Credit Facility. As of June 30, 2018, the weighted average interest rate on borrowings under the OMP Credit Facility was 3.8%.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated total leverage ratio, (2) consolidated senior secured leverage ratio and (3) consolidated interest coverage ratio (each covenant as described in the OMP Credit Agreement). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at June 30, 2018.
Senior unsecured notes. As of June 30, 2018, our long-term debt includes outstanding senior unsecured note obligations of $1,739.4 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, we have the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
On May 14, 2018, we completed our offering of $400.0 million in aggregate principal amount of our 6.25% senior unsecured notes due 2026 (the “2026 Notes”). We used the net proceeds of $394.4 million from the 2026 Notes to fund the repurchase of certain outstanding senior notes (the “Tender Offers”).
On May 25, 2018, we completed the Tender Offers, and as a result of the Tender Offers, we repurchased an aggregate principal amount of $390.6 million of our outstanding Senior Notes, consisting of $31.3 million principal amount of our 7.25% senior unsecured notes due 2019 (the “2019 Notes”), $323.7 million principal amount of our 6.50% senior unsecured notes due 2021 and $35.6 million principal amount of our 6.875% senior unsecured notes due 2022, for an aggregate cost of $402.0 million, including accrued interest and fees.
On May 29, 2018, we paid $23.0 million to redeem all of the remaining outstanding 2019 Notes, which payment consisted of the 100% redemption price plus all accrued and unpaid interest on the 2019 Notes. We financed the redemption with borrowings under the Oasis Credit Facility. As a result of the Tender Offers and the redemption, we recognized a pre-tax loss of $13.7 million, which was net of unamortized deferred financing costs write-offs of $4.0 million, and is reflected in loss on extinguishment of debt in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018. As of June 30, 2018, no 2019 Notes remained outstanding.
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of June 30, 2018.
Senior unsecured convertible notes. At June 30, 2018, we had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per

$1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of June 30, 2018, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of June 30, 2018.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense	$40,910	$36,838	$78,056	$73,159
Capitalized interest	4,227	2,816	8,678	5,636
Amortization of deferred financing costs	(1,937)	(1,709)	(3,698)	(3,399)
Amortization of debt discount	(2,731)	(2,480)	(5,349)	(4,835)
Cash Interest	$40,469	$35,465	$77,687	$70,561
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
The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) including non-controlling interests	$(316,301)	$16,568	$(312,589)	$40,393
Gain on sale of properties	(1,954)	—	(1,954)	—
Loss on extinguishment of debt	13,651	—	13,651	—
Net (gain) loss on derivative instruments	120,285	(50,532)	191,401	(106,607)
Derivative settlements(1)	(59,849)	(939)	(96,823)	(8,899)
Interest expense, net of capitalized interest	40,910	36,838	78,056	73,159
Depreciation, depletion and amortization	153,570	125,291	302,835	251,957
Impairment	384,135	3,200	384,228	5,882
Exploration expenses	617	1,667	1,386	3,156
Equity-based compensation expenses	7,376	7,115	14,130	13,823
Income tax (benefit) expense	(101,001)	2,339	(100,173)	18,376
Other non-cash adjustments	(226)	(213)	(17)	699
Adjusted EBITDA	241,213	141,334	474,131	291,939
Adjusted EBITDA attributable to non-controlling interests	5,148	—	9,452	—
Adjusted EBITDA attributable to Oasis	236,065	141,334	464,679	291,939
Cash Interest	(40,469)	(35,465)	(77,687)	(70,561)
Capital expenditures(2)	(358,534)	(172,975)	(1,525,762)	(282,770)
Capitalized interest	4,227	2,816	8,678	5,636
Free Cash Flow	$(158,711)	$(64,290)	$(1,130,092)	$(55,756)

Net cash provided by operating activities	$303,657	$102,062	$532,016	$209,861
Derivative settlements(1)	(59,849)	(939)	(96,823)	(8,899)
Interest expense, net of capitalized interest	40,910	36,838	78,056	73,159
Exploration expenses	617	1,667	1,386	3,156
Deferred financing costs amortization and other	(5,043)	(3,931)	(10,518)	(8,871)
Current tax expense	120	—	120	—
Changes in working capital	(38,973)	5,850	(30,089)	22,834
Other non-cash adjustments	(226)	(213)	(17)	699
Adjusted EBITDA	241,213	141,334	474,131	291,939
Adjusted EBITDA attributable to non-controlling interests	5,148	—	9,452	—
Adjusted EBITDA attributable to Oasis	236,065	141,334	464,679	291,939
Cash Interest	(40,469)	(35,465)	(77,687)	(70,561)
Capital expenditures(2)	(358,534)	(172,975)	(1,525,762)	(282,770)
Capitalized interest	4,227	2,816	8,678	5,636
Free Cash Flow	$(158,711)	$(64,290)	$(1,130,092)	$(55,756)
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)
Capital expenditures (including acquisitions) reflected in the table above differ from the amounts shown in the statements of cash flows in our condensed consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statement of cash flows are presented on a cash basis. Acquisitions totaled $3.5 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $894.5 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively.

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) before income taxes including non-controlling interests	$(454,662)	$(3,900)	$(482,847)	$16,836
Gain on sale of properties	(1,954)	—	(1,954)	—
Loss on extinguishment of debt	13,651	—	13,651	—
Net (gain) loss on derivative instruments	120,285	(50,532)	191,401	(106,607)
Derivative settlements(1)	(59,849)	(939)	(96,823)	(8,899)
Interest expense, net of capitalized interest	40,727	36,838	77,611	73,159
Depreciation, depletion and amortization	149,250	122,785	294,454	247,193
Impairment	384,135	3,200	384,228	5,882
Exploration expenses	617	1,667	1,386	3,156
Equity-based compensation expenses	7,012	6,897	13,463	13,395
Other non-cash adjustments	(226)	(213)	(17)	699
Adjusted EBITDA	$198,986	$115,803	$394,553	$244,814
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Midstream Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income before income taxes including non-controlling interests	$37,815	$23,106	$69,796	$43,867
Interest expense, net of capitalized interest	183	—	445	—
Depreciation, depletion and amortization	6,900	3,753	13,529	7,211
Equity-based compensation expenses	409	365	780	713
Adjusted EBITDA	$45,307	$27,224	$84,550	$51,791

Well Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income (loss) before income taxes including non-controlling interests	$8,051	$1,950	$16,158	$(1,637)
Depreciation, depletion and amortization	3,930	3,057	7,619	6,222
Equity-based compensation expenses	409	338	795	734
Adjusted EBITDA	$12,390	$5,345	$24,572	$5,319

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$(320,204)	$16,568	$(319,614)	$40,393
Gain on sale of properties	(1,954)	—	(1,954)	—
Loss on extinguishment of debt	13,651	—	13,651	—
Net (gain) loss on derivative instruments	120,285	(50,532)	191,401	(106,607)
Derivative settlements(1)	(59,849)	(939)	(96,823)	(8,899)
Impairment	384,135	3,200	384,228	5,882
Amortization of deferred financing costs	1,937	1,709	3,698	3,399
Amortization of debt discount	2,731	2,480	5,349	4,835
Other non-cash adjustments	(226)	(213)	(17)	699
Tax impact(2)	(109,356)	16,575	(118,571)	37,679
Adjusted Net Income (Loss) Attributable to Oasis	$31,150	$(11,152)	$61,348	$(22,619)

Diluted earnings (loss) attributable to Oasis per share	$(1.02)	$0.07	$(1.06)	$0.20
Gain on sale of properties	(0.01)	—	(0.01)	—
Loss on extinguishment of debt	0.04	—	0.04	—
Net (gain) loss on derivative instruments	0.38	(0.22)	0.63	(0.46)
Derivative settlements(1)	(0.19)	—	(0.32)	(0.04)
Impairment	1.23	0.01	1.26	0.03
Amortization of deferred financing costs	0.01	0.01	0.01	0.01
Amortization of debt discount	0.01	0.01	0.02	0.02
Other non-cash adjustments	—	—	—	—
Tax impact(2)	(0.35)	0.07	(0.37)	0.16
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share	$0.10	$(0.05)	$0.20	$(0.08)

Diluted weighted average shares outstanding(3)	315,664	233,283	304,859	233,176

Effective tax rate applicable to adjustment items	23.7%	37.4%	23.7%	37.4%
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

(3)
No unvested stock awards were included in computing Adjusted Diluted Loss Attributable to Oasis Per Share for the three and six months ended June 30, 2017 because the effect was anti-dilutive due to Adjusted Net Loss. For the three and six months ended June 30, 2018, we included 2,592,000 and 3,207,000 of unvested stock awards in computing Adjusted Diluted Income Attributable to Oasis Per Share for the three and six months ended June 30, 2018, respectively, due to the dilutive effect under the treasury stock method.

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
We utilize derivative financial instruments to manage risks related to changes in oil and natural gas prices. Our crude oil contracts will settle monthly based on the average NYMEX WTI and the average ICE Brent crude oil index prices. The Company’s natural gas contracts will settle monthly based on the average NYMEX HH natural gas index price.
As of June 30, 2018, we utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the price volatility associated with certain of our oil and natural gas. Our fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, we either receive an amount from its counterparty, or pay an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of June 30, 2018:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Asset (Liability)
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2018	Fixed price swaps	NYMEX WTI	7,745,000	Bbl	$53.02					$(133,352)
Crude oil	2018	Basis swaps	NYMEX WTI-ICE BRENT	153,000	Bbl		$(10.50)				471
Crude oil	2018	Two-way collar	NYMEX WTI	549,000	Bbl				$48.67	$53.07	(9,479)
Crude oil	2019	Fixed price swaps	NYMEX WTI	5,613,000	Bbl	$53.33					(69,121)
Crude oil	2019	Basis swaps	NYMEX WTI-ICE BRENT	212,000	Bbl		$(10.50)				353
Crude oil	2019	Two-way collar	NYMEX WTI	761,000	Bbl				$52.03	$69.03	(2,500)
Crude oil	2019	Three-way collar	NYMEX WTI	3,368,000	Bbl			$40.54	$51.03	$68.68	(12,060)
Crude oil	2020	Fixed price swaps	NYMEX WTI	403,000	Bbl	$53.47					(3,557)
Crude oil	2020	Two-way collar	NYMEX WTI	62,000	Bbl				$52.50	$71.25	(30)
Crude oil	2020	Three-way collar	NYMEX WTI	279,000	Bbl			$40.00	$50.56	$67.80	(876)
Natural gas	2018	Fixed price swaps	NYMEX HH	6,440,000	MMbtu	$3.02					403
Natural gas	2019	Fixed price swaps	NYMEX HH	1,353,000	MMbtu	$2.96					(44)
											$(229,792)
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $109.3 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $105.0 million.
Interest rate risk. We had (i) $71.8 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,267.6 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $300.0 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding at June 30, 2018.
At June 30, 2018, we had $651.0 million of borrowings and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (1) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (2) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an Alternate Based Rate or “ABR” loan). At June 30, 2018, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR plus a 1.75% margin.
At June 30, 2018, we had $165.0 million of borrowings issued under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At June 30, 2018, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. No bad debt expense was recorded during the three and six months ended June 30, 2018. We are also subject to credit risk due to concentration of our oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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
In addition, our oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions, most of which are Lenders under the Oasis Credit Facility. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. We are likely to enter into future derivative instruments with these or other Lenders under the Oasis Credit Facility, which also carry investment grade ratings. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative liability position of $229.8 million at June 30, 2018.
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. Our commercial paper balance was $36,000 at June 30, 2018.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at June 30, 2018.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Department of Health. In 2016, a group of Bakken oil and gas producers formed a task force to engage with the North Dakota Department of Health (“DOH”) to address industry compliance with applicable air emissions requirements. This task force collaborated with regulators to establish industry best practice guidelines for managing emissions compliance, and also produced a consent decree which producers designed to resolve prior noncompliance. The Company participated as a member of the task force and entered into a Consent Decree with the DOH in November 2017. On June 29, 2018, we paid a fine, agreed to pursuant to the Consent Decree, of approximately $0.2 million to the DOH. We have also complied with the inspection and maintenance program established by the task force and set forth in the Consent Decree.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	955	$7.97	—	—
May 1 - May 31, 2018	314	10.89	—	—
June 1 - June 30, 2018	2,404	13.19	—	—
Total	3,673	$11.63	—	—
___________________

(1)
Represents shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1*	Conformed version of Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc., as amended by amendment filed on July 25, 2018.

4.1
Seventh Supplemental Indenture (to the Indenture dated as of February 2, 2011) dated as of April 27, 2018 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

4.2
Eighth Supplemental Indenture (to the Indenture dated as of November 10, 2011) dated as of April 27, 2018 among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

4.3
Indenture, dated as of May 14, 2018, among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 18, 2018 and incorporated herein by reference).

4.4
Eighth Supplemental Indenture, dated as of May 14, 2018, among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on May 18, 2018 and incorporated herein by reference).

4.5
Ninth Supplemental Indenture, dated as of May 14, 2018, among the Company, the Guarantors and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on May 18, 2018 and incorporated herein by reference).

10.1
Twelfth Amendment to Second Amended and Restated Credit Agreement, dated as of April 19, 2018, by and among Oasis Petroleum North America LLC, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

10.2	Form of Restricted Stock Award Grant Notice

10.3	Form of Restricted Stock Award Agreement

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.
___________________

(a)	Filed herewith.

(b)	Furnished herewith.
* This exhibit is being filed pursuant to Item 601(b)(3)(i) of Regulation S-K which requires a conformed version of our charter reflecting all amendments in one document. The exhibit reflects our Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 22, 2010, revised for the amendments filed on June 30, 2016 and July 25, 2018, which changed the first sentence of Article Four by increasing the total number of authorized shares from 350,000,000 to 950,000,000 and the total authorized common shares from 300,000,000 to 900,000,000, as approved by shareholders on May 4, 2016 and May 3, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	August 7, 2018	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)