Form 10-Q
period 2019-03-31
Oasis Petroleum Inc.
filed 2019-05-08
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OAS	New York Stock Exchange
Number of shares of the registrant’s common stock outstanding at April 30, 2019: 322,031,546 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$15,442	$22,190
Accounts receivable, net	456,639	387,602
Inventory	36,269	33,128
Prepaid expenses	8,404	10,997
Derivative instruments	4,467	99,930
Intangible assets, net	—	125
Other current assets	309	183
Total current assets	521,530	554,155
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,073,085	8,912,189
Other property and equipment	1,216,763	1,151,772
Less: accumulated depreciation, depletion, amortization and impairment	(3,233,106)	(3,036,852)
Total property, plant and equipment, net	7,056,742	7,027,109
Derivative instruments	181	6,945
Long-term inventory	13,767	12,260
Operating right-of-use assets	24,741	—
Other assets	29,385	25,673
Total assets	$7,646,346	$7,626,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,172	$20,166
Revenues and production taxes payable	249,569	216,695
Accrued liabilities	338,819	331,651
Accrued interest payable	21,931	38,040
Derivative instruments	27,663	84
Advances from joint interest partners	5,072	5,140
Current operating lease liabilities	13,135	—
Other current liabilities	2,485	—
Total current liabilities	668,846	611,776
Long-term debt	2,791,333	2,735,276
Deferred income taxes	296,508	300,055
Asset retirement obligations	53,404	52,384
Derivative instruments	1,271	20
Operating lease liabilities	17,610	—
Other liabilities	6,239	7,751
Total liabilities	3,835,211	3,707,262
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value: 900,000,000 shares authorized; 324,829,258 shares issued and 322,051,268 shares outstanding at March 31, 2019 and 320,469,049 shares issued and 318,377,161 shares outstanding at December 31, 2018	3,182	3,157
Treasury stock, at cost: 2,777,990 and 2,091,888 shares at March 31, 2019 and December 31, 2018, respectively	(33,286)	(29,025)
Additional paid-in capital	3,087,083	3,077,755
Retained earnings	567,807	682,689
Oasis share of stockholders’ equity	3,624,786	3,734,576
Non-controlling interests	186,349	184,304
Total stockholders’ equity	3,811,135	3,918,880
Total liabilities and stockholders’ equity	$7,646,346	$7,626,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenues
Oil and gas revenues	$368,782	$366,595
Purchased oil and gas sales	148,471	67,709
Midstream revenues	48,021	27,922
Well services revenues	10,458	11,586
Total revenues	575,732	473,812
Operating expenses
Lease operating expenses	58,444	44,781
Midstream expenses	16,729	7,985
Well services expenses	6,970	7,387
Marketing, transportation and gathering expenses	34,950	21,013
Purchased oil and gas expenses	149,904	70,594
Production taxes	29,618	31,000
Depreciation, depletion and amortization	189,833	149,265
Exploration expenses	830	769
Impairment	629	93
General and administrative expenses	34,459	27,940
Total operating expenses	522,366	360,827
Loss on sale of properties	(2,922)	—
Operating income	50,444	112,985
Other income (expense)
Net loss on derivative instruments	(117,611)	(71,116)
Interest expense, net of capitalized interest	(44,468)	(37,146)
Other expense	(46)	(183)
Total other expense	(162,125)	(108,445)
Income (loss) before income taxes	(111,681)	4,540
Income tax benefit (expense)	3,703	(828)
Net income (loss) including non-controlling interests	(107,978)	3,712
Less: Net income attributable to non-controlling interests	6,904	3,122
Net income (loss) attributable to Oasis	$(114,882)	$590
Earnings (loss) attributable to Oasis per share:
Basic (Note 15)	$(0.37)	$0.00
Diluted (Note 15)	(0.37)	0.00
Weighted average shares outstanding:
Basic (Note 15)	314,464	290,105
Diluted (Note 15)	314,464	291,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2018	318,377	$3,157	2,092	$(29,025)	$3,077,755	$682,689	$184,304	$3,918,880
Other (Oasis Midstream common units)	—	—	—	—	(134)	—	(41)	(175)
Equity-based compensation	4,360	25	—	—	9,462	—	119	9,606
Distributions to non-controlling interest owners	—	—	—	—	—	—	(4,937)	(4,937)
Treasury stock - tax withholdings	(686)	—	686	(4,261)	—	—	—	(4,261)
Net income (loss)	—	—	—	—	—	(114,882)	6,904	(107,978)
Balance as of March 31, 2019	322,051	$3,182	2,778	$(33,286)	$3,087,083	$567,807	$186,349	$3,811,135

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balance as of December 31, 2017	269,295	$2,668	1,332	$(22,179)	$2,677,217	$717,985	$137,888	$3,513,579
Issuance of common stock due to acquisition	46,000	460	—	—	370,760	—	—	371,220
Other (2017 issuance of common stock)	—	—	—	—	(90)	—	—	(90)
Equity-based compensation	2,758	26	—	—	7,116	—	66	7,208
Distributions to non-controlling interest owners	—	—	—	—	—	—	(3,450)	(3,450)
Treasury stock - tax withholdings	(690)	—	690	(6,021)	—	—	—	(6,021)
Net income	—	—	—	—	—	590	3,122	3,712
Balance as of March 31, 2018	317,363	$3,154	2,022	$(28,200)	$3,055,003	$718,575	$137,626	$3,886,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(107,978)	$3,712
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	189,833	149,265
Loss on sale of properties	2,922	—
Impairment	629	93
Deferred income taxes	(3,547)	828
Derivative instruments	117,611	71,116
Equity-based compensation expenses	9,013	6,754
Deferred financing costs amortization and other	6,930	5,475
Working capital and other changes:
Change in accounts receivable, net	(71,083)	(5,708)
Change in inventory	(3,184)	(3,672)
Change in prepaid expenses	1,505	492
Change in accounts payable, interest payable and accrued liabilities	36,666	(244)
Change in other assets and liabilities, net	(4,391)	248
Net cash provided by operating activities	174,926	228,359
Cash flows from investing activities:
Capital expenditures	(237,448)	(254,838)
Acquisitions	—	(520,728)
Derivative settlements	13,446	(36,974)
Other	—	(28)
Net cash used in investing activities	(224,002)	(812,568)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	420,000	1,470,000
Principal payments on Revolving Credit Facilities	(368,000)	(875,000)
Deferred financing costs	(43)	(215)
Purchases of treasury stock	(4,261)	(6,021)
Distributions to non-controlling interests	(4,937)	(3,450)
Other	(431)	(90)
Net cash provided by financing activities	42,328	585,224
Increase (decrease) in cash and cash equivalents	(6,748)	1,015
Cash and cash equivalents:
Beginning of period	22,190	16,720
End of period	$15,442	$17,735
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(23,686)	$12,855
Change in asset retirement obligations	2,016	3,453
Issuance of shares in connection with acquisition	—	371,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) is an independent exploration and production company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct the Company’s exploration and production activities and own its proved and unproved crude oil and natural gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Delaware Basin, respectively. The Company also operates a midstream services business through OMS Holdings LLC (“OMS”), through which the Company owns the general partner and a majority of the outstanding units of Oasis Midstream Partners LP (“OMP” or “Oasis Midstream”). The Company also operates a well services business through Oasis Well Services LLC (“OWS”). OMS and OWS are separate reportable business segments that are complementary to the Company’s primary development and production activities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2018 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).
Consolidation. The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis, the accounts of wholly-owned subsidiaries and the accounts of OMP. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP LLC (“OMP GP”), the general partner to OMP, OMP is a variable interest entity (“VIE”). Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public as of March 31, 2019. All intercompany balances and transactions have been eliminated upon consolidation.
Revision of Prior Period Financial Statements. In connection with the preparation of the Company’s 2018 Annual Report, the Company identified errors in its previously issued 2017 annual consolidated financial statements and in each of the interim periods within 2018 and 2017. These prior period errors related to the manner in which it accounted for certain crude oil purchase and sale arrangements. Specifically, although the Company previously reported the transactions on a net basis, the Company was required to account for these purchase and sale arrangements on a gross basis, in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”) in 2018, as these transactions were not subject to Accounting Standards Codification 845, Nonmonetary Transactions (“ASC 845”). The correction of these errors had no effect on the reported consolidated net income (loss) attributable to Oasis or earnings (loss) attributable to Oasis per share data.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company’s consolidated financial statements for any prior period. Therefore, amendments of previously filed reports are not required. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the

Company has corrected the errors for the three months ended March 31, 2018 by revising the unaudited condensed consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings.
For the three months ended March 31, 2018, the revision did not impact the Company’s financial position or cash flows from operations, and the impacts to the Company’s Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended March 31, 2018
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
The accompanying notes to the condensed consolidated financial statements reflect the impact of this revision.
Dividends
The Company has not paid any cash dividends since its inception. Covenants contained in its revolving credit facilities and the indentures governing the Company’s senior notes restrict the payment of cash dividends on its common stock. The Company currently intends to retain all earnings for the development of its business and for repayment of outstanding debt, and the Company does not anticipate declaring or paying any cash dividends to holders of its common stock.
Risks and Uncertainties
As a crude oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, natural gas could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of crude oil and natural gas reserves that may be economically produced.
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2018 Annual Report, other than as noted below.
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use (“ROU”) asset and related liability on the balance sheet for leases with durations greater than twelve months and also requires certain quantitative and qualitative disclosures about leasing arrangements. Accounting Standards Codification 842, Leases (“ASC 842”), was subsequently amended by various Accounting Standards Updates, which provided additional implementation guidance.
The Company adopted the new standard as of January 1, 2019 using the required modified retrospective approach and elected the option to recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption. Prior period amounts were not adjusted.
The Company elected the package of practical expedients under the transition guidance within the new standard, including the practical expedient to not reassess under the new standard any prior conclusions about lease identification, lease classification and initial direct costs; the use-of hindsight practical expedient; the practical expedient to not reassess the prior accounting treatment for existing or expired land easements; and the practical expedient pertaining to combining lease and non-lease components for all asset classes. In addition, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases, or leases with terms of one year or less, and as such, recognition of lease payments for short-term leases are recognized in net income on a straight line basis. See Note 17 — Leases for the adoption impact and disclosures required by ASC 842.

Recent Accounting Pronouncements
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
3. Oasis Midstream Partners LP
2019 Capital Expenditures Arrangement. On February 22, 2019, the Company entered into a memorandum of understanding (the “MOU”) with OMP regarding the funding of Bobcat DevCo LLC’s (“Bobcat DevCo”) capital expenditures for the 2019 calendar year (the “2019 Capital Expenditures Arrangement”). Pursuant to the Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC, as amended (the “First A&R Bobcat LLCA”), OMS and OMP are each required to make pro-rata capital contributions to Bobcat DevCo in accordance with their respective percentage ownership interests in Bobcat DevCo.
Pursuant to the MOU, OMP agreed to make up to $80.0 million of capital contributions to Bobcat DevCo that OMS would otherwise be required to contribute under the First A&R Bobcat LLCA. In connection with execution of the MOU, OMS and OMP have amended the First A&R Bobcat LLCA and entered into the Second Amended and Restated Limited Liability Company Agreement of Bobcat DevCo LLC (the “Second A&R Bobcat LLCA”). The Second A&R Bobcat LLCA includes provisions applicable to the disproportionate capital contributions that OMP will make to Bobcat DevCo in connection with the 2019 Capital Expenditures Arrangement.
Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of OMS and OMP in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three months ended March 31, 2019, OMP made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $17.1 million, and OMS’s ownership interest in Bobcat DevCo decreased from 75% as of December 31, 2018 to 72.6% as of March 31, 2019.
4. Revenue Recognition
Disaggregation of revenues
Revenues associated with contracts with customers for crude oil, natural gas and natural gas liquids (“NGL”) sales were as follows for the three months ended March 31, 2019 and 2018:

Exploration and Production Revenues
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Crude oil revenues	$318,120	$326,310
Purchased crude oil sales	147,136	67,660
Natural gas revenues	27,452	26,962
Purchased natural gas sales	1,335	49
NGL revenues	23,210	13,323
Total exploration and production revenues	$517,253	$434,304

Revenues associated with contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements were as follows for the three months ended March 31, 2019 and 2018:

Midstream Revenues(1)
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Midstream service revenues
Crude oil and natural gas revenues	$24,664	$18,029
Produced and flowback water revenues	9,033	8,876
Total midstream service revenues	$33,697	$26,905
Midstream product revenues
Natural gas and NGL revenues	$12,797	$—
Freshwater revenues	1,527	1,017
Total midstream product revenues	$14,324	$1,017
Total midstream revenues	$48,021	$27,922
__________________

(1)
Represents midstream revenues, excluding all intercompany revenues for work performed by the midstream services business segment for the Company’s ownership interests that are eliminated in consolidation and are therefore not included in consolidated midstream services revenues.

Revenues associated with contracts with customers for well services were as follows for the three months ended March 31, 2019 and 2018:

Well Services Revenues(1)
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Hydraulic fracturing revenues	$9,775	$10,426
Equipment rental revenues	683	1,160
Total well services revenues	$10,458	$11,586
__________________

(1)
Represents well services revenues, excluding all intercompany revenues for work performed by the well services business segment for the Company’s ownership interests that are eliminated in consolidation and are therefore not included in consolidated well services revenues.

Prior period performance obligations
For sales of commodities, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. For the three months ended March 31, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers related to temporary deficiency quantities under minimum volume commitments, which are expected to be made up in a future period. This consideration is subsequently recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. No contract balances were recorded in the condensed consolidated financial statements at March 31, 2019 or December 31, 2018.

Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of March 31, 2019:

(In thousands)
2019 (excluding the three months ended March 31, 2019)	$20,430
2020	26,905
2021	25,656
2022	19,263
2023	12,642
Thereafter	14,642
Total	$119,538
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
5. Inventory
Crude oil inventory includes crude oil in tanks and linefill. Linefill that represents the minimum volume of product in a pipeline system that enables the system to operate is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Crude oil linefill in third party pipelines that is not expected to be withdrawn within one year is included in long-term inventory on the Company’s Condensed Consolidated Balance Sheets.
Equipment and materials consist primarily of proppant, chemicals, tubular goods, well equipment to be used in future drilling or repair operations, well fracturing equipment and spare parts and equipment for the Company’s midstream assets.
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
Total inventory consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Inventory
Crude oil inventory	$17,542	$14,933
Equipment and materials	18,727	18,195
Total inventory	$36,269	$33,128

Long-term inventory
Linefill in third party pipelines	$13,767	$12,260
Total long-term inventory	$13,767	$12,260

Total	$50,036	$45,388

6. Accounts Receivable, Net
The following table sets forth the Company’s accounts receivable, net:

	March 31, 2019	December 31, 2018
	(In thousands)
Trade accounts	$332,889	$245,546
Joint interest accounts	114,502	133,375
Other accounts	10,774	10,207
Total	458,165	389,128
Allowance for doubtful accounts	(1,526)	(1,526)
Total accounts receivable, net	$456,639	$387,602
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

	Fair value at March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$144	$—	$—	$144
Commodity derivative instruments (see Note 8)	—	4,648	—	4,648
Total assets	$144	$4,648	$—	$4,792
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$28,934	$—	$28,934
Total liabilities	$—	$28,934	$—	$28,934

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$143	$—	$—	$143
Commodity derivative instruments (see Note 8)	—	106,875	—	106,875
Total assets	$143	$106,875	$—	$107,018
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$104	$—	$104
Total liabilities	$—	$104	$—	$104
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company compares the third party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative liability by $0.5 million at March 31, 2019 and an adjustment to reduce the fair value of its net derivative asset by $0.2 million at December 31, 2018.
There were no transfers between fair value levels during the three months ended March 31, 2019.

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
At March 31, 2019, the Company utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the volatility of crude oil and natural gas prices on a significant portion of its future expected crude oil and natural gas production. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, the Company either receives an amount from its counterparty, or pays an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at its fair value (see Note 7 — Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

At March 31, 2019, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Assets (Liabilities)
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2019	Fixed price swaps	NYMEX WTI	3,881,000	Bbl	$54.02					$(23,216)
Crude oil	2019	Basis swaps	ICE Brent-NYMEX WTI	244,000	Bbl		$9.68				549
Crude oil	2019	Basis swaps	Midland-NYMEX WTI	488,000	Bbl		$(6.71)				(2,971)
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	549,000	Bbl		$4.55				(305)
Crude oil	2019	Two-way collar	NYMEX WTI	3,542,000	Bbl				$57.65	$74.72	5,381
Crude oil	2019	Three-way collar	NYMEX WTI	3,300,000	Bbl			$40.37	$51.43	$66.81	(2,375)
Crude oil	2020	Fixed price swaps	NYMEX WTI	829,000	Bbl	$56.60					(2,363)
Crude oil	2020	Two-way collar	NYMEX WTI	372,000	Bbl				$58.08	$76.05	1,270
Crude oil	2020	Three-way collar	NYMEX WTI	1,712,000	Bbl			$40.00	$55.39	$61.13	(2,081)
Crude oil	2021	Three-way collar	NYMEX WTI	124,000	Bbl			$40.00	$56.18	$60.43	(59)
Natural gas	2019	Fixed price swaps	NYMEX HH	8,796,000	MMBtu	$2.92					1,148
Natural gas	2019	Basis swaps	IF NNG Ventura-NYMEX HH	2,275,000	MMBtu		$0.02				736
											$(24,286)
Subsequent to March 31, 2019, the Company entered into additional fixed price swaps, basis swaps and two-way and three-way costless collars. As of May 8, 2019, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
Crude oil	2019	Fixed price swaps	NYMEX WTI	4,952,000	Bbl	$56.15
Crude oil	2019	Basis swaps	ICE Brent-NYMEX WTI	244,000	Bbl		$9.68
Crude oil	2019	Basis swaps	Midland-NYMEX WTI	488,000	Bbl		$(6.71)
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	549,000	Bbl		$4.55
Crude oil	2019	Two-way collar	NYMEX WTI	3,848,000	Bbl				$57.68	$74.04
Crude oil	2019	Three-way collar	NYMEX WTI	3,300,000	Bbl			$40.37	$51.43	$66.81
Crude oil	2020	Fixed price swaps	NYMEX WTI	2,171,000	Bbl	$59.09
Crude oil	2020	Two-way collar	NYMEX WTI	434,000	Bbl				$58.07	$74.64
Crude oil	2020	Three-way collar	NYMEX WTI	3,110,000	Bbl			$40.00	$54.79	$63.75
Crude oil	2021	Fixed price swaps	NYMEX WTI	93,000	Bbl	$58.85
Crude oil	2021	Three-way collar	NYMEX WTI	186,000	Bbl			$40.00	$54.96	$62.31
Natural gas	2019	Fixed price swaps	NYMEX HH	8,796,000	MMBtu	$2.92
Natural gas	2019	Basis swaps	IF NNG Ventura-NYMEX HH	2,275,000	MMBtu		$0.02

The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
Statements of Operations Location	2019	2018
	(In thousands)
Net loss on derivative instruments	$(117,611)	$(71,116)
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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2019
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/ Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$6,734	$(2,267)	$4,467
Commodity contracts	Derivative instruments — non-current assets	2,504	(2,323)	181
Total derivatives assets		$9,238	$(4,590)	$4,648
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$36,599	$(8,936)	$27,663
Commodity contracts	Derivative instruments — non-current liabilities	1,875	(604)	1,271
Total derivatives liabilities		$38,474	$(9,540)	$28,934

		December 31, 2018
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities
		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$110,729	$(10,799)	$99,930
Commodity contracts	Derivative instruments — non-current assets	8,251	(1,306)	6,945
Total derivatives assets		$118,980	$(12,105)	$106,875
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$84	$—	$84
Commodity contracts	Derivative instruments — non-current liabilities	20	—	20
Total derivatives liabilities		$104	$—	$104

9. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2019	December 31, 2018
	(In thousands)
Proved oil and gas properties(1)	$8,039,585	$7,878,104
Less: Accumulated depreciation, depletion, amortization and impairment	(3,035,748)	(2,853,353)
Proved oil and gas properties, net	5,003,837	5,024,751
Unproved oil and gas properties	1,033,500	1,034,085
Other property and equipment(2)	1,216,763	1,151,772
Less: Accumulated depreciation	(197,358)	(183,499)
Other property and equipment, net	1,019,405	968,273
Total property, plant and equipment, net	$7,056,742	$7,027,109
__________________

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $41.6 million and $40.5 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Included in the Company’s other property and equipment are estimates of future asset retirement costs of $1.4 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively.
10. Divestitures
During the three months ended March 31, 2019, the Company completed the final closing statements for the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin. The Company recognized an additional $2.9 million net loss on sale of properties, which includes customary closing adjustments, in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2019.
11. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Oasis Credit Facility	$493,000	$468,000
OMP Credit Facility	345,000	318,000
Senior unsecured notes
6.50% senior unsecured notes due November 1, 2021	71,835	71,835
6.875% senior unsecured notes due March 15, 2022	901,480	901,480
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
6.25% senior unsecured notes due May 1, 2026	400,000	400,000
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,039,409	2,039,409
Less: unamortized deferred financing costs on senior unsecured notes	(19,692)	(20,865)
Less: unamortized debt discount on senior unsecured convertible notes	(66,384)	(69,268)
Total long-term debt	$2,791,333	$2,735,276
Senior secured revolving line of credit. The Company has a senior secured revolving line of credit among OPNA, as Borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “Oasis Credit Facility”) with an overall senior secured line of credit of $3,000.0 million as of March 31, 2019, which has a maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of the Company’s senior unsecured notes due in 2022 and 2023, of which $1,267.6 million is outstanding, to the extent such senior unsecured notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of the Company’s senior unsecured convertible notes due in 2023, of which $300.0 million is outstanding, to the extent such senior unsecured convertible notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.

The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 15, 2019, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2019, which reaffirmed the borrowing base and the aggregate elected commitment at $1,600.0 million and $1,350.0 million, respectively. In connection with the April 1, 2019 borrowing base redetermination, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement to the Oasis Credit Facility, dated April 15, 2019, which, among other things, incorporated the ability for the Company to request swingline loans subject to a swingline loans sublimit of $50.0 million. All other significant rates, terms and conditions of the Oasis Credit Facility remained the same. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for October 1, 2019.
At March 31, 2019, the Company had $493.0 million of London Interbank Offered Rate (“LIBOR”) loans at a weighted average interest rate of 4.2% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $843.0 million. On a quarterly basis, the Company also pays a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. The Company was in compliance with the financial covenants of the Oasis Credit Facility as of March 31, 2019.
OMP Operating LLC revolving line of credit. Through its ownership of OMP, the Company has access to a senior secured revolving credit facility among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”).The OMP Credit Facility has a revolving line of credit of $400.0 million as of March 31, 2019 and a maturity date of September 25, 2022. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the OMP Credit Facility may be increased up to $600.0 million, subject to certain conditions.
At March 31, 2019, the Company had $345.0 million of borrowings outstanding under the OMP Credit Facility at a weighted average interest rate of 4.2%, resulting in an unused borrowing base capacity of $55.0 million. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The Company was in compliance with the financial covenants under the OMP Credit Facility at March 31, 2019.
On May 6, 2019, OMP entered into an amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group.
The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates.
Senior unsecured notes. At March 31, 2019, the Company had $1,739.4 million principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
Senior unsecured convertible notes. At March 31, 2019, the Company had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of March 31, 2019, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, the Company was in compliance with the terms of the indentures for the Senior Convertible Notes as of March 31, 2019.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The fair value of the Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $2,008.6 million at March 31, 2019. The Notes are guaranteed on a senior unsecured basis by the Company, along with its material subsidiaries (the “Guarantors”), which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions. The indentures governing the Notes contain customary events of default.
12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2019:

(In thousands)
Balance at December 31, 2018	$52,449
Liabilities incurred during period	405
Liabilities settled during period	(72)
Accretion expense during period(1)	718
Revisions to estimates	827
Balance at March 31, 2019	$54,327
___________________

(1)	Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.
At March 31, 2019, the current portion of the total ARO balance was approximately $0.9 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2019 was 3.3% on pre-tax loss of $111.7 million, as compared to an effective tax rate of 18.2% for the three months ended March 31, 2018 on pre-tax income of $4.5 million. The effective tax rate for the three months ended March 31, 2019 was lower than the statutory federal rate of 21% primarily due to income attributable to non-controlling interests as compared to forecasted pre-tax book income and the impact of equity-based compensation shortfalls. These decreases were partially offset by state income taxes and the impact of other permanent differences, primarily non-deductible executive compensation.
The effective tax rate for the three months ended March 31, 2018 was lower than the statutory federal rate of 21% primarily due to the tax impact of a decrease in the Company’s deferred state tax rate and income attributable to non-controlling interests, which are not taxable to the Company. These decreases are partially offset by state income taxes, an increase in the valuation allowance recorded against the Company’s Montana net operating loss carryforwards and the impact of equity-based compensation shortfalls.
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
During the three months ended March 31, 2019, employees and non-employee directors of the Company were granted restricted stock awards equal to 4,030,475 shares of common stock with a $6.62 weighted average grant date per share value. Equity-based compensation expense recorded for restricted stock awards was $6.4 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the three months ended March 31, 2019:

Risk-free interest rate	2.55% - 2.56%
Oasis volatility	71.17%
Oasis initial value	$5.85
Oasis stock price on date of grant	$6.63
During the three months ended March 31, 2019, officers of the Company were granted 1,685,090 PSUs with a $6.80 weighted average grant date per unit value. Equity-based compensation expense recorded for PSUs was $2.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP phantom unit awards. The Company has granted OMP phantom unit awards (collectively, the “OMP Phantom Unit Awards,” and each an “OMP Phantom Unit”) to employees under its Amended and Restated 2010 Long Term Incentive Plan in 2018, and in 2017, under OMP GP’s Oasis Midstream Partners LP 2017 Long Term Incentive Plan.
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
During the three months ended March 31, 2019, the Company granted 341,290 OMP Phantom Unit Awards to certain employees of Oasis with a weighted average grant date fair value of $18.57 per unit. Equity-based compensation expense recorded for the OMP Phantom Unit Awards was $0.7 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP restricted unit awards. During the three months ended March 31, 2019, independent directors of OMP were granted 16,170 restricted unit awards, which vest over a one-year period with a weighted average grant date fair value of $18.57 per common unit. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Compensation cost associated with these awards was approximately $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.

15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Oasis common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of unvested restricted stock awards and contingently issuable shares related to PSUs and the Senior Convertible Notes during the periods presented, unless its effect is anti-dilutive. There are no adjustments made to the income (loss) attributable to Oasis available to common stockholders in the calculation of diluted earnings (loss) per share.
The following is a calculation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Basic weighted average common shares outstanding	314,464	290,105
Dilutive effect of restricted stock awards and PSUs(1)	—	1,633
Diluted weighted average common shares outstanding	314,464	291,738
__________________

(1)	No unvested stock awards were included in computing earnings (loss) per share for the three months ended March 31, 2019 because the effects were anti-dilutive.
For the three months ended March 31, 2019, the Company incurred a net loss, and therefore the diluted loss per share calculation for the period excludes the anti-dilutive effect of unvested stock awards. In addition, the Company excluded the unvested stock awards from the diluted earnings (loss) per share calculation for the three months ended March 31, 2018 because the effects were anti-dilutive based on the treasury stock method. The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Restricted stock awards and PSUs	9,800	5,281
The Company issued its Senior Convertible Notes in September 2016 (see Note 11 — Long-Term Debt). The Company has the option to settle conversions of its Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of March 31, 2019 and 2018, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for the three months ended March 31, 2019 and 2018.
16. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of crude oil and natural gas production. The Company’s midstream services business segment (“OMS”) performs produced and flowback water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services for the Company’s crude oil and natural gas wells operated by OPNA and other third party operators. Revenues for the midstream segment are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering, blending, stabilization and transportation. The Company’s well services business segment (“OWS”) performs completion services for the Company’s crude oil and natural gas wells operated by OPNA. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The revenues and expenses related to work performed by OMS and OWS for OPNA’s working interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statements of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization (“DD&A”).

For the three months ended March 31, 2018, the Company has revised the condensed consolidated financial statements and business segment financial information to reflect the correction of errors, which are included in the Company’s exploration and production segment and had no effect on operating income. Please see Note 2 — Summary of Significant Accounting Policies for more information related to the revision.
The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2019:
Revenues from non-affiliates	$517,253	$48,021	$10,458	$—	$575,732
Inter-segment revenues	—	58,561	22,173	(80,734)	—
Total revenues	517,253	106,582	32,631	(80,734)	575,732
Operating income	1,924	49,806	815	(2,101)	50,444
Other income (expense)	(158,382)	(3,748)	5	—	(162,125)
Income (loss) before income taxes including non-controlling interests	$(156,458)	$46,058	$820	$(2,101)	$(111,681)
General and administrative	$27,527	$8,861	$7,461	$(9,390)	$34,459
Equity-based compensation	8,580	465	561	(593)	9,013

Three months ended March 31, 2018:
Revenues from non-affiliates	$434,304	$27,922	$11,586	$—	$473,812
Inter-segment revenues	—	36,640	33,302	(69,942)	—
Total revenues	434,304	64,562	44,888	(69,942)	473,812
Operating income	79,962	32,237	8,148	(7,362)	112,985
Other expense	(108,146)	(258)	(41)	—	(108,445)
Income (loss) before income taxes including non-controlling interests	$(28,184)	$31,979	$8,107	$(7,362)	$4,540
General and administrative	$23,478	$6,414	$5,891	$(7,843)	$27,940
Equity-based compensation	6,454	370	385	(455)	6,754

At March 31, 2019:
Property, plant and equipment, net	$6,292,206	$949,100	$34,150	$(218,714)	$7,056,742
Total assets(1)	6,795,467	1,915,729	(96,226)	(968,624)	7,646,346
At December 31, 2018:
Property, plant and equipment, net	$6,311,566	$893,285	$38,871	$(216,613)	$7,027,109
Total assets(1)	6,838,987	920,619	48,150	(181,614)	7,626,142
___________________

(1)	Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.
17. Leases
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company adopted ASC 842 as of January 1, 2019 using the modified retrospective method, which resulted in the Company recognizing operating lease ROU assets and lease liabilities of $31.1 million and $37.1 million, respectively. In addition, the Company recognized offsetting finance lease ROU assets and lease liabilities of $6.0 million. There was no impact to the opening equity balance as a result of adoption as the difference between the asset and liability balance is attributable to reclasses of pre-existing balances, such as deferred rent, into the lease asset balance. Prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance, Accounting Standards Codification 840 (“ASC 840”).
In accordance with the adoption of ASC 842, management determines whether an arrangement is a lease at its inception. The Company’s operating and finance leases consist primarily of office space, drilling rigs, vehicles and other property and equipment used in its operations. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. The Company considers renewal and termination options in determining the lease term used to establish its ROU assets and lease liabilities to the extent the Company is reasonably certain to exercise the renewal or termination. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The Company has determined their respective incremental borrowing rates based upon the rate of interest that would have been paid on a collateralized basis over similar tenors to that of the leases.
For the three months ended March 31, 2019, the Company incurred lease expenses, which includes short-term leases. The following table sets forth the Company’s components of lease expense:

Three Months Ended March 31, 2019
(In thousands)
Operating lease costs	$11,676
Variable lease costs(1)	1,040
Short-term lease costs	463
Finance lease costs:
Amortization of ROU assets	566
Interest on lease liabilities	55
Total lease costs	$13,800
___________________

(1)
Based on payments made by the Company to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs.

The amounts disclosed herein include costs associated with properties operated by the Company that are presented on a gross basis and do not reflect the Company's net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners.
The Company’s share of operating, variable and short-term lease costs are either capitalized and included in property, plant and equipment on the Company’s Condensed Consolidated Balance Sheets or are recognized in the Company’s Condensed Consolidated Statements of Operations in lease operating expenses, midstream expenses and general and administrative expenses, as applicable. The finance lease costs for the amortization of ROU assets and the interest on lease liabilities disclosed above are included in depreciation, depletion and amortization and interest expense, net of capitalized interest, respectively, on the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2019, maturities of the Company’s lease liabilities are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2019 (excluding the three months ended March 31, 2019)	$12,804	$1,880
2020	3,643	2,495
2021	1,140	1,658
2022	2,297	888
2023	2,345	63
Thereafter	12,801	361
Total future lease payments	$35,030	$7,345
Less: Imputed interest	4,288	514
Present value of future lease payments	$30,742	$6,831

As of December 31, 2018, future minimum annual rental commitments under non-cancelable leases under ASC 840 were as follows:

(In thousands)
2019	$8,723
2020	7,009
2021	6,005
2022	5,130
2023	4,361
Thereafter	13,134
Total future minimum lease payments	$44,362
Supplemental balance sheet information related to the Company’s leases are as follows:

	Balance Sheet Location	March 31, 2019
		(In thousands)
Assets
Operating lease assets	Operating right-of-use assets	$24,741
Finance lease assets(1)	Other assets	6,855
Total lease assets		$31,596
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$13,135
Finance lease liabilities	Other current liabilities	2,485
Long-term
Operating lease liabilities	Operating lease liabilities	17,610
Finance lease liabilities	Other liabilities	4,530
Total lease liabilities		$37,760
___________________

(1)	Finance lease ROU assets are recorded net of accumulated amortization of $0.6 million as of March 31, 2019.
Supplemental cash flow information and non-cash transactions related to the Company’s leases are as follows:

March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,671
Operating cash flows from finance leases	55
Financing cash flows from finance leases	256
ROU assets obtained in exchange for lease obligations
Operating leases	$5,029
Finance leases	1,433
Weighted-average remaining lease term and discount rate for the Company’s are as follows:

As of March 31, 2019
Operating Leases
Weighted average remaining lease term	6.3 years
Weighted average discount rate	3.9%
Finance Leases
Weighted average remaining lease term	3.8 years
Weighted average discount rate	3.6%

18. Commitments and Contingencies
Included below is a discussion of the Company’s various future commitments as of March 31, 2019. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Volume commitment agreements. As of March 31, 2019, the Company had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 53.1 MMBbl of crude oil, 41.3 MMBbl of natural gas liquids, 908.2 Bcf of natural gas and 36.8 MMBbl of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. The estimable future commitments under these agreements were approximately $677.2 million as of March 31, 2019. The future commitments under certain agreements cannot be estimated as they are based on fixed differentials relative to a commodity index price under the agreements as compared to the differential relative to a commodity index price for the Williston Basin for the production month. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019.
Lease commitments. The Company has various operating and finance lease commitments that consists primarily of offices, drilling rigs, vehicles and other property and equipment used in its operations. See Note 17 — Leases for additional information.
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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis, OPNA and Oasis Midstream Services LLC, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and natural gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to the Company. The Company filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for February 2020. The Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin. In addition, the Company has agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement it entered into with OMP at the time of OMP’s initial public offering.
19. Condensed Consolidating Financial Information
The Notes (see Note 11 — Long-Term Debt) are guaranteed on a senior unsecured basis by the Guarantors, which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors. Certain of the Company’s operating units, including OMP, which is accounted for on a consolidated basis, do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
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
For the three months ended March 31, 2018, the Company has revised the condensed consolidating financial statements to reflect the correction of errors, which had no effect on the Company’s net income. All impacts of the revision are included in the Combined Guarantor Subsidiaries financial information. Please see Note 2 — Summary of Significant Accounting Policies for more information related to the revision.

Condensed Consolidating Balance Sheet

	March 31, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$144	$10,039	$5,259	$—	$15,442
Accounts receivable, net	—	453,220	3,419	—	456,639
Accounts receivable - affiliates	597,551	80,273	79,659	(757,483)	—
Inventory	—	35,997	272	—	36,269
Prepaid expenses	503	6,535	1,366	—	8,404
Derivative instruments	—	4,467	—	—	4,467
Other current assets	—	309	—	—	309
Total current assets	598,198	590,840	89,975	(757,483)	521,530
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	9,085,886	—	(12,801)	9,073,085
Other property and equipment	—	233,131	983,632	—	1,216,763
Less: accumulated depreciation, depletion, amortization and impairment	—	(3,161,469)	(71,637)	—	(3,233,106)
Total property, plant and equipment, net	—	6,157,548	911,995	(12,801)	7,056,742
Investments in and advances to subsidiaries	4,824,586	373,669	—	(5,198,255)	—
Derivative instruments	—	181	—	—	181
Deferred income taxes	236,242	—	—	(236,242)	—
Long-term inventory	—	13,767	—	—	13,767
Operating right-of-use assets	—	21,639	3,102	—	24,741
Other assets	—	26,705	2,680	—	29,385
Total assets	$5,659,026	$7,184,349	$1,007,752	$(6,204,781)	$7,646,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$10,024	$148	$—	$10,172
Accounts payable - affiliates	47,402	677,210	32,871	(757,483)	—
Revenues and production taxes payable	—	249,160	409	—	249,569
Accrued liabilities	211	274,910	63,698	—	338,819
Accrued interest payable	20,758	549	624	—	21,931
Derivative instruments	—	27,663	—	—	27,663
Advances from joint interest partners	—	5,072	—	—	5,072
Current operating lease liabilities	—	10,796	2,339	—	13,135
Other current liabilities	—	2,469	16	—	2,485
Total current liabilities	68,371	1,257,853	100,105	(757,483)	668,846
Long-term debt	1,953,333	493,000	345,000	—	2,791,333
Deferred income taxes	—	532,750	—	(236,242)	296,508
Asset retirement obligations	—	51,871	1,533	—	53,404
Derivative instruments	—	1,271	—	—	1,271
Operating lease liabilities	—	16,825	785	—	17,610
Other liabilities	—	5,928	311	—	6,239
Total liabilities	2,021,704	2,359,498	447,734	(993,725)	3,835,211
Stockholders’ equity
Capital contributions from affiliates	—	3,225,865	164,887	(3,390,752)	—
Common stock, $0.01 par value: 900,000,000 shares authorized; 324,829,258 shares issued and 322,051,268 shares outstanding	3,182	—	—	—	3,182
Treasury stock, at cost: 2,777,990 shares	(33,286)	—	—	—	(33,286)
Additional paid-in-capital	3,087,592	8,234	—	(8,743)	3,087,083
Retained earnings	579,834	1,404,403	82,887	(1,499,317)	567,807
Oasis share of stockholders’ equity	3,637,322	4,638,502	247,774	(4,898,812)	3,624,786
Non-controlling interests	—	186,349	312,244	(312,244)	186,349
Total stockholders’ equity	3,637,322	4,824,851	560,018	(5,211,056)	3,811,135
Total liabilities and stockholders’ equity	$5,659,026	$7,184,349	$1,007,752	$(6,204,781)	$7,646,346

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$179	$15,362	$6,649	$—	$22,190
Accounts receivable, net	—	385,121	2,481	—	387,602
Accounts receivable - affiliates	643,382	76,127	80,805	(800,314)	—
Inventory	—	33,106	22	—	33,128
Prepaid expenses	373	9,206	1,418	—	10,997
Derivative instruments	—	99,930	—	—	99,930
Intangible assets, net	—	125	—	—	125
Other current assets	—	183	—	—	183
Total current assets	643,934	619,160	91,375	(800,314)	554,155
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	8,923,291	—	(11,102)	8,912,189
Other property and equipment	—	218,617	933,155	—	1,151,772
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,974,122)	(62,730)	—	(3,036,852)
Total property, plant and equipment, net	—	6,167,786	870,425	(11,102)	7,027,109
Investments in and advances to subsidiaries	4,910,111	367,141	—	(5,277,252)	—
Derivative instruments	—	6,945	—	—	6,945
Deferred income taxes	219,670	—	—	(219,670)	—
Long-term inventory	—	12,260	—	—	12,260
Other assets	—	23,221	2,452	—	25,673
Total assets	$5,773,715	$7,196,513	$964,252	$(6,308,338)	$7,626,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$18,567	$1,599	$—	$20,166
Accounts payable - affiliates	43,113	724,187	33,014	(800,314)	—
Revenues and production taxes payable	—	216,114	581	—	216,695
Accrued liabilities	71	273,923	57,657	—	331,651
Accrued interest payable	37,096	502	442	—	38,040
Derivative instruments	—	84	—	—	84
Advances from joint interest partners	—	5,140	—	—	5,140
Total current liabilities	80,280	1,238,517	93,293	(800,314)	611,776
Long-term debt	1,949,276	468,000	318,000	—	2,735,276
Deferred income taxes	—	519,725	—	(219,670)	300,055
Asset retirement obligations	—	50,870	1,514	—	52,384
Derivative instruments	—	20	—	—	20
Other liabilities	—	7,751	—	—	7,751
Total liabilities	2,029,556	2,284,883	412,807	(1,019,984)	3,707,262
Stockholders’ equity
Capital contributions from affiliates	—	3,226,837	177,049	(3,403,886)	—
Common stock, $0.01 par value: 900,000,000 shares authorized; 320,469,049 shares issued and 318,377,161 shares outstanding	3,157	—	—	—	3,157
Treasury stock, at cost: 2,091,888 shares	(29,025)	—	—	—	(29,025)
Additional paid-in-capital	3,078,203	8,295	—	(8,743)	3,077,755
Retained earnings	691,824	1,492,194	61,581	(1,562,910)	682,689
Oasis share of stockholders’ equity	3,744,159	4,727,326	238,630	(4,975,539)	3,734,576
Non-controlling interests	—	184,304	312,815	(312,815)	184,304
Total stockholders’ equity	3,744,159	4,911,630	551,445	(5,288,354)	3,918,880
Total liabilities and stockholders’ equity	$5,773,715	$7,196,513	$964,252	$(6,308,338)	$7,626,142

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$368,782	$—	$—	$368,782
Purchased oil and gas sales	—	148,471	—	—	148,471
Midstream revenues	—	3,070	91,651	(46,700)	48,021
Well services revenues	—	10,458	—	—	10,458
Total revenues	—	530,781	91,651	(46,700)	575,732
Operating expenses
Lease operating expenses	—	71,785	—	(13,341)	58,444
Midstream expenses	—	1,848	26,915	(12,034)	16,729
Well services expenses	—	6,970	—	—	6,970
Marketing, transportation and gathering expenses	—	45,237	—	(10,287)	34,950
Purchased oil and gas expenses	—	149,904	—	—	149,904
Production taxes	—	29,618	—	—	29,618
Depreciation, depletion and amortization	—	186,069	8,929	(5,165)	189,833
Exploration expenses	—	830	—	—	830
Impairment	—	629	—	—	629
General and administrative expenses	9,087	20,825	8,720	(4,173)	34,459
Total operating expenses	9,087	513,715	44,564	(45,000)	522,366
Loss on sale of properties	—	(2,922)	—	—	(2,922)
Operating income (loss)	(9,087)	14,144	47,087	(1,700)	50,444
Other income (expense)
Equity in earnings (loss) of subsidiaries	(89,492)	43,339	—	46,153	—
Net loss on derivative instruments	—	(117,611)	—	—	(117,611)
Interest expense, net of capitalized interest	(32,876)	(7,844)	(3,748)	—	(44,468)
Other expense	—	(46)	—	—	(46)
Total other expense	(122,368)	(82,162)	(3,748)	46,153	(162,125)
Income (loss) before income taxes	(131,455)	(68,018)	43,339	44,453	(111,681)
Income tax benefit (expense)	16,573	(12,870)	—	—	3,703
Net income (loss) including non-controlling interests	(114,882)	(80,888)	43,339	44,453	(107,978)
Less: Net income attributable to non-controlling interests	—	6,904	21,796	(21,796)	6,904
Net income (loss) attributable to Oasis	$(114,882)	$(87,792)	$21,543	$66,249	$(114,882)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Revenues
Oil and gas revenues	$—	$366,595	$—	$—	$366,595
Purchased oil and gas sales	—	67,709	—	—	67,709
Midstream revenues	—	1,150	61,421	(34,649)	27,922
Well services revenues	—	11,586	—	—	11,586
Total revenues	—	447,040	61,421	(34,649)	473,812
Operating expenses
Lease operating expenses	—	55,699	—	(10,918)	44,781
Midstream expenses	—	746	17,116	(9,877)	7,985
Well services expenses	—	7,387	—	—	7,387
Marketing, transportation and gathering expenses	—	26,672	—	(5,659)	21,013
Purchased oil and gas expenses	—	70,594	—	—	70,594
Production taxes	—	31,000	—	—	31,000
Depreciation, depletion and amortization	—	146,227	6,364	(3,326)	149,265
Exploration expenses	—	769	—	—	769
Impairment	—	93	—	—	93
General and administrative expenses	7,232	17,678	6,150	(3,120)	27,940
Total operating expenses	7,232	356,865	29,630	(32,900)	360,827
Operating income (loss)	(7,232)	90,175	31,791	(1,749)	112,985
Other income (expense)
Equity in earnings of subsidiaries	32,164	31,529	—	(63,693)	—
Net loss on derivative instruments	—	(71,116)	—	—	(71,116)
Interest expense, net of capitalized interest	(32,446)	(4,438)	(262)	—	(37,146)
Other expense	—	(183)	—	—	(183)
Total other expense	(282)	(44,208)	(262)	(63,693)	(108,445)
Income (loss) before income taxes	(7,514)	45,967	31,529	(65,442)	4,540
Income tax benefit (expense)	8,104	(8,932)	—	—	(828)
Net income including non-controlling interests	590	37,035	31,529	(65,442)	3,712
Less: Net income attributable to non-controlling interests	—	3,122	21,574	(21,574)	3,122
Net income attributable to Oasis	$590	$33,913	$9,955	$(43,868)	$590

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(114,882)	$(80,888)	$43,339	$44,453	$(107,978)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Equity in earnings (loss) of subsidiaries	89,492	(43,339)	—	(46,153)	—
Depreciation, depletion and amortization	—	186,069	8,929	(5,165)	189,833
Loss on sale of properties	—	2,922	—	—	2,922
Impairment	—	629	—	—	629
Deferred income taxes	(16,573)	13,026	—	—	(3,547)
Derivative instruments	—	117,611	—	—	117,611
Equity-based compensation expenses	8,339	555	119	—	9,013
Deferred financing costs amortization and other	4,058	2,681	191	—	6,930
Working capital and other changes:
Change in accounts receivable, net	45,831	(74,291)	208	(42,831)	(71,083)
Change in inventory	—	(3,184)	—	—	(3,184)
Change in prepaid expenses	(130)	1,583	52	—	1,505
Change in accounts payable, interest payable and accrued liabilities	(11,909)	2,306	3,438	42,831	36,666
Change in other assets and liabilities, net	—	(4,165)	(226)	—	(4,391)
Net cash provided by operating activities	4,226	121,515	56,050	(6,865)	174,926
Cash flows from investing activities:
Capital expenditures	—	(187,990)	(49,458)	—	(237,448)
Derivative settlements	—	13,446	—	—	13,446
Net cash used in investing activities	—	(174,544)	(49,458)	—	(224,002)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	388,000	32,000	—	420,000
Principal payments on Revolving Credit Facilities	—	(363,000)	(5,000)	—	(368,000)
Deferred financing costs	—	—	(43)	—	(43)
Purchases of treasury stock	(4,261)	—	—	—	(4,261)
Distributions to non-controlling interests	—	16,985	(21,922)	—	(4,937)
Investment in subsidiaries / capital contributions from parent	—	5,923	(12,788)	6,865	—
Other	—	(202)	(229)	—	(431)
Net cash provided by (used in) financing activities	(4,261)	47,706	(7,982)	6,865	42,328
Decrease in cash and cash equivalents	(35)	(5,323)	(1,390)	—	(6,748)
Cash and cash equivalents at beginning of period	179	15,362	6,649	—	22,190
Cash and cash equivalents at end of period	$144	$10,039	$5,259	$—	$15,442

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$590	$37,035	$31,529	$(65,442)	$3,712
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Equity in earnings of subsidiaries	(32,164)	(31,529)	—	63,693	—
Depreciation, depletion and amortization	—	146,227	6,364	(3,326)	149,265
Impairment	—	93	—	—	93
Deferred income taxes	(8,104)	8,932	—	—	828
Derivative instruments	—	71,116	—	—	71,116
Equity-based compensation expenses	6,418	273	63	—	6,754
Deferred financing costs amortization and other	3,929	1,432	114	—	5,475
Working capital and other changes:
Change in accounts receivable, net	51,714	(23,888)	36,992	(70,526)	(5,708)
Change in inventory	—	(3,672)	—	—	(3,672)
Change in prepaid expenses	(180)	641	31	—	492
Change in accounts payable, interest payable and accrued liabilities	(12,832)	(66,000)	8,062	70,526	(244)
Change in other assets and liabilities, net	—	248	—	—	248
Net cash provided by operating activities	9,371	140,908	83,155	(5,075)	228,359
Cash flows from investing activities:
Capital expenditures	—	(169,994)	(84,844)	—	(254,838)
Acquisitions	—	(520,728)	—	—	(520,728)
Derivative settlements	—	(36,974)	—	—	(36,974)
Other	—	(28)	—	—	(28)
Net cash used in investing activities	—	(727,724)	(84,844)	—	(812,568)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	1,413,000	57,000	—	1,470,000
Principal payments on Revolving Credit Facilities	—	(857,000)	(18,000)	—	(875,000)
Deferred financing costs	—	(215)	—	—	(215)
Purchases of treasury stock	(6,021)	—	—	—	(6,021)
Distributions to non-controlling interests	—	34,866	(38,316)	—	(3,450)
Investment in subsidiaries / capital contributions from parent	(3,259)	(5,986)	4,170	5,075	—
Other	(90)	—	—	—	(90)
Net cash provided by (used in) financing activities	(9,370)	584,665	4,854	5,075	585,224
Increase (decrease) in cash and cash equivalents	1	(2,151)	3,165	—	1,015
Cash and cash equivalents at beginning of period	178	15,659	883	—	16,720
Cash and cash equivalents at end of period	$179	$13,508	$4,048	$—	$17,735

20. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than as previously disclosed.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under Part II, Item 1A. “Risk Factors” in our 2018 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about:

•	our business strategic tactics;

•	estimated future net reserves and present value thereof;

•	timing and amount of future production of crude oil and natural gas;

•	drilling and completion of wells;

•	estimated inventory of wells remaining to be drilled and completed;

•	costs of exploiting and developing our properties and conducting other operations;

•	availability of drilling, completion and production equipment and materials;

•	availability of qualified personnel;

•	owning and operating a midstream company, including ownership interests in a master limited partnership;

•	owning and operating a well services company;

•	infrastructure for produced and flowback water gathering and disposal;

•	gathering, transportation and marketing of crude oil and natural gas, both in the Williston and Delaware Basins and other regions in the United States;

•	property acquisitions;

•	integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;

•	the amount, nature and timing of capital expenditures;

•	availability and terms of capital;

•	our financial strategic tactic, budget, projections, execution of business plan and operating results;

•	cash flows and liquidity;

•	crude oil and natural gas realized prices;

•	general economic conditions;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	potential effects arising from cyber threats, terrorist attacks and any consequential or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	effectiveness of risk management activities;

•	competition in the crude oil and natural gas industry;

•	counterparty credit risk;

•	environmental liabilities;

•	governmental regulation and the taxation of the crude oil and natural gas industry;

•	developments in crude oil-producing and natural gas-producing countries;

•	technology;

•	the effects of accounting pronouncements issued periodically during the periods covered by forward-looking statements;

•	uncertainty regarding future operating results;

•	plans, objectives, expectations and intentions contained in this report that are not historical;

•	our ability to remediate the identified material weakness in our internal control over financial reporting; and

•	certain factors discussed elsewhere in this Form 10-Q.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil and natural gas prices, weather and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct our exploration and production activities and own our proved and unproved oil and gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Delaware Basin, respectively. We operate a midstream services business through OMS Holdings LLC (“OMS”), through which we own the general partner and a majority of the outstanding units of Oasis Midstream Partners LP (“OMP” or “Oasis Midstream”). We also operate a well services business through Oasis Well Services LLC (“OWS”). OMS and OWS are separate reportable business segments that are complementary to our primary development and production activities.
Our use of capital for acquisitions and development allows us to direct our capital resources to what we believe to be the most attractive opportunities as market conditions evolve. We have historically acquired properties that we believe will meet or exceed our rate of return criteria. We built our Williston Basin and Delaware Basin assets through acquisitions and development activities, which were financed with a combination of capital from private investors, borrowings under our revolving credit facilities, cash flows provided by operating activities, proceeds from our senior unsecured notes, proceeds from our public equity offerings, the sale of certain non-core crude oil and natural gas properties and cash settlements of derivative contracts. For acquisitions of properties with additional development, exploitation and exploration potential, we have focused on acquiring properties that we expect to operate so that we can control the timing and implementation of capital spending. In some instances, we have acquired non-operated property interests at what we believe to be attractive rates of return either because they provided an entry into a new area of interest or complemented our existing operations. In addition, the acquisition of non-operated properties in new areas provides us with geophysical and geologic data that may lead to further acquisitions in the same area, whether on an operated or non-operated basis. We intend to continue to acquire both operated and non-operated properties to the extent we believe they meet our return objectives.
Due to the geographic concentration of our crude oil and natural gas properties in the Williston Basin and Delaware Basin, we believe the primary sources of opportunities, challenges and risks related to our business for both the short and long-term are:

•	commodity prices for crude oil and natural gas;

•	transportation capacity;

•	availability and cost of services; and

•	availability of qualified personnel.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil and natural gas can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for crude oil and natural gas, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our crude oil and natural gas activities, commodity prices have experienced significant fluctuations and may fluctuate widely in the future. A substantial or extended decline in prices for crude oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of crude oil and natural gas reserves that we can economically produce and our access to capital.
In an effort to improve price realizations from the sale of our crude oil and natural gas, we manage our commodity marketing activities in-house, which enables us to market and sell our crude oil and natural gas to a broader array of potential purchasers. We enter into crude oil and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. Currently, 86% of our gross operated crude oil production is connected to these gathering systems, which originate at the wellhead and reduce the need to transport barrels by truck from the wellhead. In the Williston Basin, our crude oil price differentials improved to a less than $2.00 per barrel discount to NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) throughout most of 2018 and in the first quarter of 2019 primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 500,000 barrels per day. In the Delaware Basin, price differentials in the first quarter of 2019 averaged more than $5.00 per barrel below NYMEX WTI due to pipeline constraints. However, expansions of pipelines occurring in mid-2019 should greatly reduce these differentials and provide ample takeaway for our Delaware production.
Highlights:

•	We produced 91,714 barrels of oil equivalent per day (“Boepd”) in the first quarter of 2019, which represents a 19% increase over first quarter 2018 and was 72% crude oil.

•
We completed and placed on production 15 gross (9.2 net) operated wells, including 12 gross (7.1 net) operated wells in the Williston Basin and 3 gross (2.0 net) operated wells in the Delaware Basin, in the first quarter of 2019.

•	Lease operating expenses per barrel of oil equivalent (“Boe”) were $7.08 per Boe in the first quarter of 2019.

•	Our crude oil differentials have improved to $1.30 off of NYMEX WTI in the first quarter of 2019.

•	OMP continued to ramp up utilization of its second natural gas plant in Wild Basin. The completion of the second natural gas plant makes OMP the second largest natural gas processor in North Dakota.

•
Net cash provided by operating activities was $174.9 million for the three months ended March 31, 2019. Adjusted EBITDA, a non-GAAP financial measure, was $269.3 million for the three months ended March 31, 2019. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) including non-controlling interests and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.

•
The Boards of Directors of Oasis and OMP GP LLC, OMP’s general partner, have approved entering into acreage dedications and midstream services arrangements in the Delaware Basin on terms similar to the existing commercial arrangements between us and OMP in the Williston Basin. We expect to dedicate to OMP certain acreage representing areas in and around our Delaware Basin position that is currently undedicated for crude oil and produced water infrastructure development. OMP will form a new development company called Panther DevCo LLC, which will be 100% owned by OMP, and expects to spend an additional $53 million to $57 million in 2019 on such infrastructure build-out, including purchases from Oasis Petroleum for existing midstream assets in the Delaware Basin.

Results of Operations
Revenues
Our crude oil and natural gas revenues are derived from the sale of crude oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased crude oil and natural gas sales are primarily derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs or for blending at our crude oil terminal. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the customer. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
Our midstream revenues are primarily derived from natural gas gathering and processing, produced and flowback water gathering and disposal, crude oil gathering and transportation and fresh water sales. Our well services revenues are derived from well services, product sales and equipment rentals. A majority of our midstream revenues and substantially all of our well services revenues are from services for third party interest owners in our operated wells. Intercompany revenues for work performed by OMS and OWS for our ownership interests are eliminated in consolidation and are therefore not included in midstream and well services revenues.
The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
Operating results (in thousands)
Revenues
Crude oil revenues(1)	$318,121	$326,310	$(8,189)
Natural gas revenues	50,661	40,285	10,376
Purchased oil and gas sales(1)	148,471	67,709	80,762
Midstream revenues	48,021	27,922	20,099
Well services revenues	10,458	11,586	(1,128)
Total revenues	$575,732	$473,812	$101,920
Production data
Williston Basin
Crude oil (MBbl)	5,507	5,116	391
Natural gas (MMcf)	13,209	9,491	3,718
Oil equivalents (MBoe)	7,708	6,698	1,010
Average daily production (Boepd)	85,649	74,425	11,224
Delaware Basin
Crude oil (MBbl)	437	168	269
Natural gas (MMcf)	651	286	365
Oil equivalents (MBoe)	546	216	330
Average daily production (Boepd)	6,065	2,394	3,671
Total average daily production (Boepd)	91,714	76,819	14,895
Average sales prices
Crude oil, without derivative settlements (per Bbl)	$53.52	$61.75	$(8.23)
Crude oil, with derivative settlements (per Bbl)(2)	55.79	54.73	1.06
Natural gas, without derivative settlements (per Mcf)(3)	3.66	4.12	(0.46)
Natural gas, with derivative settlements (per Mcf)(2)(3)	3.65	4.13	(0.48)
____________________

(1)
We have revised the Condensed Consolidated Statement of Operations to correct the presentation of certain purchase and sale arrangements that should have been presented on a gross basis, which were previously recognized on a net basis in oil and gas revenues, by increasing purchased oil and gas sales, purchased oil and gas expenses and oil and gas revenues by $49.7 million, $52.6 million and $2.9 million, respectively, for the three months ended March 31, 2018. See Note 2 to our unaudited condensed consolidated financial statements for more information on this revision.

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
Three months ended March 31, 2019 as compared to three months ended March 31, 2018
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $2.2 million to $368.8 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily driven by a $50.2 million increase driven by higher crude oil and natural gas production amounts sold quarter over quarter, offset by a $48.0 million decrease due to the lower crude oil and natural gas sales prices. The increase in average daily production sold was primarily a result of our well completions in the Williston and Delaware Basins during the twelve months ended March 31, 2019, coupled with a full quarter of production from the assets acquired from Forge Energy, LLC on February 14, 2018 (the “Permian Basin Acquisition”). Average crude oil sales prices, without derivative settlements, decreased by $8.23 per barrel to an average of $53.52 per barrel, and average natural gas sales prices, which includes the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $0.46 per Mcf to an average of $3.66 per Mcf for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Average daily production sold increased by 14,895 Boepd to 91,714 Boepd quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, increased $80.8 million to $148.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin.
Midstream revenues. Midstream revenues increased $20.1 million to $48.0 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily driven by a $19.2 million increase related to higher natural gas volumes gathered, compressed and processed as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with a $0.7 million increase in produced and flowback water services and a $0.2 million increase related to higher crude oil volumes gathered, stabilized and transported.
Well services revenues. Our well services revenues decreased by $1.1 million to $10.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in product sales to third parties.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$58,444	$44,781	$13,663
Midstream expenses	16,729	7,985	8,744
Well services expenses	6,970	7,387	(417)
Marketing, transportation and gathering expenses	34,950	21,013	13,937
Purchased oil and gas expenses(1)	149,904	70,594	79,310
Production taxes	29,618	31,000	(1,382)
Depreciation, depletion and amortization	189,833	149,265	40,568
Exploration expenses	830	769	61
Impairment	629	93	536
General and administrative expenses	34,459	27,940	6,519
Total operating expenses	522,366	360,827	161,539
Loss on sale of properties	(2,922)	—	(2,922)
Operating income	50,444	112,985	(62,541)
Other income (expense)
Net loss on derivative instruments	(117,611)	(71,116)	(46,495)
Interest expense, net of capitalized interest	(44,468)	(37,146)	(7,322)
Other expense	(46)	(183)	137
Total other expense	(162,125)	(108,445)	(53,680)
Income (loss) before income taxes	(111,681)	4,540	(116,221)
Income tax benefit (expense)	3,703	(828)	4,531
Net income (loss) including non-controlling interests	(107,978)	3,712	(111,690)
Less: Net income attributable to non-controlling interests	6,904	3,122	3,782
Net income (loss) attributable to Oasis	$(114,882)	$590	$(115,472)
Costs and expenses (per Boe of production)
Lease operating expenses	$7.08	$6.48	$0.60
Marketing, transportation and gathering expenses	4.23	3.04	1.19
Production taxes	3.59	4.48	(0.89)
____________________

(1)
We have revised the Condensed Consolidated Statement of Operations to correct the presentation of certain purchase and sale arrangements that should have been presented on a gross basis, which were previously recognized on a net basis in oil and gas revenues, by increasing purchased oil and gas sales, purchased oil and gas expenses and oil and gas revenues by $49.7 million, $52.6 million and $2.9 million, respectively, for the three months ended March 31, 2018. See Note 2 to our unaudited condensed consolidated financial statements for more information on this revision.

Three months ended March 31, 2019 as compared to three months ended March 31, 2018
Lease operating expenses. Lease operating expenses increased $13.7 million to $58.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in produced and flowback water disposal volumes being transported and injected into produced and flowback water disposal wells. In addition, lease operating expenses increased due to higher costs associated with operating an increased number of producing wells as a result of our well completions, coupled with an increase in workover costs during the three months ended March 31, 2019. Lease operating expenses per Boe increased quarter over quarter from $6.48 per Boe to $7.08 per Boe primarily due to the higher aforementioned costs.
Midstream expenses. Midstream operating expenses represent third party working interest owners’ share of operating expenses incurred by OMS, as well as operating expenses related to midstream services provided to third parties. The $8.7 million increase quarter over quarter was primarily related to a $10.0 million increase in natural gas gathering, compression and processing expenses driven by increased production as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with a $0.4 million increase related to higher crude oil volumes gathered, stabilized and transported, partially offset by a $1.7 million decrease related to lower produced and flowback water operating expenses.
Well services expenses. Well services operating expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $0.4 million decrease quarter over quarter was primarily attributable to a decrease in product sales to third parties.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $13.9 million, or $1.19 per Boe, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which was primarily attributable to higher crude oil gathering and transportation expenses related to an increase in volumes being transported on the Dakota Access Pipeline to market our equity barrels. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $3.96 during the three months ended March 31, 2019 as compared to $3.01 during the three months ended March 31, 2018 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, increased $79.3 million to $149.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 8.0% and 8.5% for the three months ended March 31, 2019 and 2018, respectively. The production tax rate decreased quarter over quarter primarily due to a lower crude oil production mix, coupled with the addition of Delaware Basin assets following the Permian Basin Acquisition in February 2018 which bear a lower average production tax rate than Williston Basin assets. North Dakota’s natural gas production tax is $0.0705 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% crude oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization (“DD&A”). DD&A expense increased $40.5 million to $189.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase in DD&A expense quarter over quarter was a result of increased production from our wells completed during the three months ended March 31, 2019, coupled with an increase in the DD&A rate to $23.00 per Boe for the three months ended March 31, 2019 as compared to $21.59 per Boe for the three months ended March 31, 2018. The increase in the DD&A rate was primarily due to higher well costs in the Williston Basin and Delaware Basin, coupled with lower recoverable reserves in the Williston Basin.
General and administrative expenses (“G&A”). Our G&A increased $6.5 million to $34.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. E&P G&A increased $4.0 million quarter over quarter primarily due to costs related to increased employee compensation expenses as a result of organizational growth, offset by the decrease in costs related to the Permian Basin Acquisition, which were incurred during the three months ended March 31, 2018. OMS and OWS G&A increased $1.5 million and $1.0 million, respectively, quarter over quarter primarily due to increased employee compensation expenses as a result of organizational growth.
Loss on sale of properties. For the three months ended March 31, 2019, we recognized a $2.9 million net loss primarily related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin (see Note 10 — Divestitures). No gain or loss on sale of properties was recorded for the three months ended March 31, 2018.

Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred a $117.6 million net loss on derivative instruments, including net cash settlement receipts of $13.4 million, for the three months ended March 31, 2019 and a $71.1 million net loss on derivative instruments, including net cash settlement payments of $37.0 million for the three months ended March 31, 2018. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $7.4 million to $44.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to a $4.8 million increase in interest expense related to our borrowings under our Revolving Credit Facilities, coupled with a decrease in capitalized interest of $1.7 million due to lower costs for work in progress assets. For the three months ended March 31, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $535.7 million and $331.8 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.3% and 4.3%, respectively. For the three months ended March 31, 2018, the weighted average debt outstanding under the Oasis Credit Facility was $396.2 million, and the weighted average interest rate incurred on the outstanding borrowings were 3.5%. Interest capitalized during the three months ended March 31, 2019 and 2018 was $2.8 million and $4.5 million, respectively, which will be amortized over the life of the related assets.
Income tax benefit (expense). Our income tax benefit for the three months ended March 31, 2019 was recorded at 3.3% of pre-tax loss and the income tax expense for the three months ended March 31, 2018 was recorded at 18.2% of pre-tax income. Our effective tax rate for the three months ended March 31, 2019 was lower than the effective tax rate for the three months ended March 31, 2018 primarily due to (i) the impacts of non-controlling interests, (ii) an increase in our valuation allowance recorded in 2018 and (iii) the impacts of equity-based compensation shortfalls. These decreases were primarily offset by the impacts of (i) non-deductible executive compensation and (ii) recording no additional adjustments to our deferred state tax rate in 2019 as compared to the decrease in our deferred state tax rate recorded in 2018.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been cash flows from operations, borrowings under our Revolving Credit Facilities and cash settlements of derivative contracts. Our primary uses of cash have been for the acquisition and development of oil and gas properties and midstream infrastructure, interest payments on outstanding debt and payment of operating and general and administrative costs. We continually monitor potential capital sources, including equity and debt financings and potential asset monetization opportunities, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the three months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$174,926	$228,359
Net cash used in investing activities	(224,002)	(812,568)
Net cash provided by financing activities	42,328	585,224
Increase (decrease) in cash and cash equivalents	$(6,748)	$1,015
Our cash flows depend on many factors, including the price of crude oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in crude oil and natural gas prices on a portion of our production, thereby mitigating our exposure to crude oil and natural gas price declines, but these transactions may also limit our cash flow in periods of rising crude oil and natural gas prices. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Cash flows provided by operating activities
Net cash provided by operating activities was $174.9 million and $228.4 million for the three months ended March 31, 2019 and 2018, respectively. The change in cash flows from operating activities for the period ended March 31, 2019 as compared to 2018 was primarily the result of changes in working capital and other assets and liabilities, coupled with the 13% decrease in realized prices for crude oil and the 11% decrease in realized prices for natural gas. These decreases were offset by our 19% increase in crude oil and natural gas production and our non-cash adjustments to the net loss including non-controlling interests.

Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and the impact of our outstanding derivative instruments. We had a working capital deficit of $147.3 million at March 31, 2019 primarily due to increases in our current liabilities, primarily due to the impact of increases in the forward commodity price curve on our short-term derivative instruments. As of March 31, 2019, we had $913.4 million of liquidity available, including $15.4 million in cash and cash equivalents and $898.0 million of aggregate unused borrowing capacity available under our Revolving Credit Facilities. At March 31, 2018, we had a working capital deficit of $251.2 million.
Cash flows used in investing activities
Net cash used in investing activities was $224.0 million and $812.6 million during the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities during the three months ended March 31, 2019 was primarily attributable to $237.4 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the three months ended March 31, 2018 was primarily attributable to $520.7 million in acquisitions primarily for the Permian Basin Acquisition, coupled with $254.8 million in capital expenditures primarily for drilling and development costs.
Our capital expenditures are summarized in the following table:

Three Months Ended March 31, 2019

(In thousands)
Capital expenditures:
E&P	$165,702
Well services	104
Other capital expenditures(1)	3,880
Total capital expenditures before midstream	169,686
Midstream(2)	57,108
Total capital expenditures(3)	$226,794
___________________

(1)	Other capital expenditures include such items as administrative capital and capitalized interest.

(2)	Midstream capital expenditures attributable to OMP was $45.2 million for the three months ended March 31, 2019.

(3)
Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.

Our current total 2019 capital expenditure plan is approximately $735 million to $779 million, which includes approximately $540 million to $560 million for E&P and other capital expenditures, including approximately $405 million to $420 million focused in the Williston Basin and approximately $135 million to $140 million focused in the Delaware Basin. Other capital expenditures includes OWS and administrative capital and excludes capitalized interest of approximately $15 million. As a result of increased OMP capital expenditures expected in the Delaware Basin, our planned 2019 midstream capital expenditures are now approximately $195 million to $219 million, which includes approximately $11 million to $13 million for midstream capital expenditures attributable to Oasis.
On February 22, 2019, the Company entered into a memorandum of understanding (the “MOU”) with OMP regarding the funding of Bobcat DevCo’s expansion capital expenditures for the 2019 calendar year (the “2019 Capital Expenditures Arrangement”). Pursuant to the MOU, in exchange for increasing its percentage ownership interest in Bobcat DevCo, OMP agreed to make up to $80.0 million of the capital contributions to Bobcat DevCo that OMS would otherwise be required to contribute. In connection with this arrangement, OMS’s percentage ownership interest in Bobcat DevCo decreased from 75% as of December 31, 2018 to 72.6% as of March 31, 2019.
While we have planned approximately $735 million to $779 million for total capital expenditures in 2019, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Furthermore, if we acquire additional acreage, our capital expenditures may be higher than planned. We believe that cash on hand, including cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our Revolving Credit Facilities, should be sufficient to fund our 2019 capital expenditure plan and to meet our future obligations. However, because the operated wells funded by our 2019 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.

Our capital plan may further be adjusted as business conditions warrant. The amount, timing and allocation of capital expenditures is largely discretionary and within our control. If crude oil prices decline substantially or for an extended period of time, we could defer a significant portion of our planned capital expenditures until later periods to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. We actively review acquisition opportunities on an ongoing basis. Our ability to make significant acquisitions for cash would require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
Cash flows provided by financing activities
Net cash provided by financing activities was $42.3 million and $585.2 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, cash provided by financing activities was primarily due to proceeds from the borrowings under our Revolving Credit Facilities, partially offset by principal payments on our Revolving Credit Facilities and purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
Senior secured revolving line of credit. We have the Oasis Credit Facility with an overall senior secured line of credit of $3,000.0 million as of March 31, 2019. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Oasis Credit Facility is the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of our 2022 and 2023 Senior Notes, of which $1,267.6 million is outstanding, to the extent such 2022 and 2023 Senior Notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of our 2023 Senior Convertible Notes (as defined below), of which $300.0 million is outstanding, to the extent such 2023 Senior Convertible Notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023. In addition, OP Permian is a guarantor under the Oasis Credit Facility.
On April 15, 2019, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2019, which reaffirmed the borrowing base and the aggregate elected commitment at $1,600.0 million and $1,350.0 million, respectively. In connection with the April 1, 2019 borrowing base redetermination, we entered into the First Amendment to the Third Amended and Restated Credit Agreement to the Oasis Credit Facility, dated April 15, 2019, which, among other things, incorporated the ability for us to request swingline loans subject to a swingline loans sublimit of $50.0 million. All other significant rates, terms and conditions of the Third Amended Credit Facility remained the same. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for October 1, 2019.
The Oasis Credit Facility contains covenants that include, among others:

•	a prohibition against incurring debt, subject to permitted exceptions;

•	a prohibition against making dividends, distributions and redemptions, subject to permitted exceptions;

•	a prohibition against making investments, loans and advances, subject to permitted exceptions;

•	restrictions on creating liens and leases on our assets and our subsidiaries, subject to permitted exceptions;

•	restrictions on merging and selling assets outside the ordinary course of business;

•	restrictions on use of proceeds, investments, transactions with affiliates or change of principal business;

•	a provision limiting crude oil and natural gas derivative financial instruments;

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
As of March 31, 2019, we had $493.0 million of borrowings at a weighted average interest rate of 4.2% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $843.0 million. We were in compliance with the financial covenants of the Oasis Credit Facility as of March 31, 2019. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
OMP Operating LLC revolving line of credit. Through our majority ownership of OMP, we have access to the OMP Credit Facility with a revolving line of credit of $400.0 million as of March 31, 2019. The OMP Credit Facility has a maturity date of September 25, 2022 and is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility includes a letter of credit sublimit of $10.0 million and a swingline loans sublimit of $10.0 million. The borrowing capacity on the OMP Credit Facility may be increased up to $600.0 million, subject to certain conditions.
At March 31, 2019, we had $345.0 million of borrowings outstanding under the OMP Credit Facility. As of March 31, 2019, the weighted average interest rate on borrowings under the OMP Credit Facility was 4.2%.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (i) consolidated total leverage ratio, (ii) consolidated senior secured leverage ratio and (iii) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at March 31, 2019.
On May 6, 2019, OMP entered into an amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group.
Senior unsecured notes. As of March 31, 2019, our long-term debt includes outstanding senior unsecured note obligations of $1,739.4 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, we have the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of March 31, 2019.
Senior unsecured convertible notes. At March 31, 2019, we had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms.
We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of March 31, 2019, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of March 31, 2019.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by our material subsidiaries.
Non-GAAP Financial Measures
E&P Cash G&A, Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for general and administrative expense, interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities, earnings (loss) per share or any other measures prepared under GAAP. Because E&P Cash G&A, Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
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
The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses included in our exploration and production segment to the non-GAAP financial measure of E&P Cash G&A for the periods presented:

Exploration and Production
	Three Months Ended March 31,
	2019	2018
	(In thousands)
E&P general and administrative expenses	$27,527	$23,479
Equity-based compensation expenses	(8,580)	(6,454)
E&P Cash G&A	$18,947	$17,025
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest expense	$44,468	$37,146
Capitalized interest	2,818	4,451
Amortization of deferred financing costs	(1,770)	(1,761)
Amortization of debt discount	(2,884)	(2,618)
Cash Interest	$42,632	$37,218

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
We define Free Cash Flow as Adjusted EBITDA attributable to Oasis less Cash Interest and capital expenditures, excluding capitalized interest. Free Cash Flow is not a measure of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of Free Cash Flow provides useful additional information to investors and analysts for assessing our financial performance as compared to our peers and our ability to generate cash from our business operations after interest and capital spending. In addition, Free Cash Flow excludes changes in operating assets and liabilities that relate to the timing of cash receipts and disbursements, which we may not control, and changes in operating assets and liabilities may not relate to the period in which the operating activities occurred.
The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss) including non-controlling interests	$(107,978)	$3,712
Loss on sale of properties	2,922	—
Net loss on derivative instruments	117,611	71,116
Derivative settlements(1)	13,446	(36,974)
Interest expense, net of capitalized interest	44,468	37,146
Depreciation, depletion and amortization	189,833	149,265
Impairment	629	93
Exploration expenses	830	769
Equity-based compensation expenses	9,013	6,754
Income tax (benefit) expense	(3,703)	828
Other non-cash adjustments	2,275	209
Adjusted EBITDA	269,346	232,918
Adjusted EBITDA attributable to non-controlling interests	10,203	3,911
Adjusted EBITDA attributable to Oasis	259,143	229,007
Cash Interest	(42,632)	(37,218)
Capital expenditures(2)	(226,793)	(1,167,228)
Capitalized interest	2,818	4,451
Free Cash Flow	$(7,464)	$(970,988)

Net cash provided by operating activities	$174,926	$228,359
Derivative settlements(1)	13,446	(36,974)
Interest expense, net of capitalized interest	44,468	37,146
Exploration expenses	830	769
Deferred financing costs amortization and other	(6,930)	(5,475)
Current tax expense	(156)	—
Changes in working capital	40,487	8,884
Other non-cash adjustments	2,275	209
Adjusted EBITDA	269,346	232,918
Adjusted EBITDA attributable to non-controlling interests	10,203	3,911
Adjusted EBITDA attributable to Oasis	259,143	229,007
Cash Interest	(42,632)	(37,218)
Capital expenditures(2)	(226,793)	(1,167,228)
Capitalized interest	2,818	4,451
Free Cash Flow	$(7,464)	$(970,988)
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)
Capital expenditures (including acquisitions) reflected in the table above differ from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in this table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis. Acquisitions totaled $890.9 million for the three months ended March 31, 2018.

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Loss before income taxes including non-controlling interests	$(156,458)	$(28,184)
Loss on sale of properties	2,922	—
Net loss on derivative instruments	117,611	71,116
Derivative settlements(1)	13,446	(36,974)
Interest expense, net of capitalized interest	40,720	36,884
Depreciation, depletion and amortization	184,819	145,203
Impairment	629	93
Exploration expenses	830	769
Equity-based compensation expenses	8,580	6,454
Other non-cash adjustments	2,275	209
Adjusted EBITDA	$215,374	$195,570
___________________

(1)
Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Midstream Services
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income before income taxes including non-controlling interests	$46,058	$31,979
Interest expense, net of capitalized interest	3,748	262
Depreciation, depletion and amortization	9,187	6,629
Equity-based compensation expenses	465	370
Adjusted EBITDA	$59,458	$39,240

Well Services
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income before income taxes including non-controlling interests	$820	$8,107
Depreciation, depletion and amortization	3,929	3,690
Equity-based compensation expenses	561	385
Adjusted EBITDA	$5,310	$12,182

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

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$(114,882)	$590
Loss on sale of properties	2,922	—
Net loss on derivative instruments	117,611	71,116
Derivative settlements(1)	13,446	(36,974)
Impairment	629	93
Amortization of deferred financing costs	1,770	1,761
Amortization of debt discount	2,884	2,618
Other non-cash adjustments	2,275	209
Tax impact(2)	(33,596)	(9,217)
Adjusted Net Income (Loss) Attributable to Oasis	$(6,941)	$30,196

Diluted earnings (loss) attributable to Oasis per share	$(0.37)	$0.00
Loss on sale of properties	0.01	—
Net loss on derivative instruments	0.37	0.24
Derivative settlements(1)	0.04	(0.13)
Impairment	—	—
Amortization of deferred financing costs	0.01	0.01
Amortization of debt discount	0.01	0.01
Other non-cash adjustments	0.01	—
Tax impact(2)	(0.10)	(0.03)
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share	$(0.02)	$0.10

Diluted weighted average shares outstanding(3)	314,464	291,738

Effective tax rate applicable to adjustment items	23.7%	23.7%
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

(3)
No unvested stock awards were included in computing Adjusted Diluted Loss Attributable to Oasis Per Share for the three months ended March 31, 2019 because the effect was anti-dilutive due to the Adjusted Net Loss Attributable to Oasis.

Fair Value of Financial Instruments
See Note 7 — Fair Value Measurements to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2018 Annual Report. See Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in prices for crude oil, natural gas and natural gas liquids, and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2018 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
We are exposed to a variety of market risks, including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil and natural gas fluctuate as a result of changes in supply and demand and other factors. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a significant portion of our future production.
We utilize derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. Our crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”), the average Intercontinental Exchange, Inc. Brent crude oil index price (“ICE Brent”), the average Argus WTI Midland crude oil index price (“Midland”) and the average Argus WTI Houston crude oil index price (“Houston”). Our natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”) and the average Inside FERC Northern Natural Gas Ventura natural gas index price (“IF NNG Ventura”).
As of March 31, 2019, we utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the volatility of crude oil and natural gas prices on a significant portion of its future expected crude oil and natural gas production. Our fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, we either receive an amount from its counterparty, or pay an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of March 31, 2019:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Assets (Liabilities)
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2019	Fixed price swaps	NYMEX WTI	3,881,000	Bbl	$54.02					$(23,216)
Crude oil	2019	Basis swaps	ICE Brent-NYMEX WTI	244,000	Bbl		$9.68				549
Crude oil	2019	Basis swaps	Midland-NYMEX WTI	488,000	Bbl		$(6.71)				(2,971)
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	549,000	Bbl		$4.55				(305)
Crude oil	2019	Two-way collar	NYMEX WTI	3,542,000	Bbl				$57.65	$74.72	5,381
Crude oil	2019	Three-way collar	NYMEX WTI	3,300,000	Bbl			$40.37	$51.43	$66.81	(2,375)
Crude oil	2020	Fixed price swaps	NYMEX WTI	829,000	Bbl	$56.60					(2,363)
Crude oil	2020	Two-way collar	NYMEX WTI	372,000	Bbl				$58.08	$76.05	1,270
Crude oil	2020	Three-way collar	NYMEX WTI	1,712,000	Bbl			$40.00	$55.39	$61.13	(2,081)
Crude oil	2021	Three-way collar	NYMEX WTI	124,000	Bbl			$40.00	$56.18	$60.43	(59)
Natural gas	2019	Fixed price swaps	NYMEX HH	8,796,000	MMBtu	$2.92					1,148
Natural gas	2019	Basis swaps	IF NNG Ventura-NYMEX HH	2,275,000	MMBtu		$0.02				736
											$(24,286)
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $54.5 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $54.1 million.
Interest rate risk. At March 31, 2019, we had (i) $71.8 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,267.6 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $300.0 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding.
At March 31, 2019, we had $493.0 million of borrowings and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an Alternate Based Rate or “ABR” loan). At March 31, 2019, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR plus a 1.75% margin. On a quarterly basis, we also pay a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
At March 31, 2019, we had $345.0 million of borrowings issued under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility based on OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At March 31, 2019, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. No bad debt expense was recorded during the three months ended March 31, 2019. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
We monitor our exposure to counterparties on crude oil and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to secure crude oil and natural gas sales receivables owed to us. Historically, our credit losses on crude oil and natural gas sales receivables have been immaterial.
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are Lenders under the Oasis Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other Lenders under the Oasis Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative liability position of $24.3 million at March 31, 2019.
As permitted under our investments policy, we may purchase commercial paper instruments from high credit quality counterparties. These counterparties may include issuers in a variety of industries including the domestic and foreign financial sector. This risk is managed by our investment policy including minimum credit ratings thresholds and maximum counterparty exposure values. Although we do not anticipate any of our commercial paper issuers failing to pay us upon maturity, we take a risk in purchasing the commercial paper instruments available in the marketplace. If an issuer fails to repay us at maturity from commercial paper proceeds, it could take a significant amount of time to recover a portion of or all of the assets originally invested. We had no commercial paper at March 31, 2019.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, and as a result of the material weakness described in “Management’s report on internal control over financial reporting” in our 2018 Annual Report under Part II, Item 9A. “Controls and Procedures,” our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019.
Management’s remediation plan
Our remediation plan, which was developed in response to the identified material weakness, implements certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), including, but not limited to, the following efforts:

•	Enhancement of the controls over all purchase and sale arrangements;

•	Revision and communication of the accounting controls, policies and procedures relating to the application of Accounting Standards Codification 845, Nonmonetary Transactions (“ASC 845”); and

•	Enhancement of integration and documentation of standards within and between accounting, marketing and other key departments to timely identify transactions that are subject to ASC 845.
During the quarter ended March 31, 2019, management implemented the remediation plan and began testing the operating effectiveness of the remediated controls.

Changes in internal control over financial reporting
Other than changes related to the remediation plan noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis, OPNA and Oasis Midstream Services LLC, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced water disposal, crude oil gathering and natural gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to the Company. The Company filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims. Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for February 2020. The Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin. In addition, the Company has agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement it entered into with OMP at the time of OMP’s initial public offering.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2018 Annual Report. There have been no material changes in our risk factors from those described in our 2018 Annual Report and subsequent SEC filings.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2019:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 – January 31, 2019	518,770	$6.41	—	—
February 1 – February 28, 2019	1,883	6.13	—	—
March 1 – March 31, 2019	165,449	5.58	—	—
Total	686,102	$6.21	—	—
___________________

(1)
Represents shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Bylaws of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on February 28, 2019, and incorporated herein by reference).

10.1(a)
First Amendment to the Third Amended and Restated Credit Agreement, dated as of April 15, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto.

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

OASIS PETROLEUM INC.

Date:	May 8, 2019	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)