Form 10-Q
period 2019-06-30
Oasis Petroleum Inc.
filed 2019-08-09
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2019: 321,871,437 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$20,258	$22,190
Accounts receivable, net	396,104	387,602
Inventory	30,056	33,128
Prepaid expenses	6,018	10,997
Derivative instruments	19,089	99,930
Intangible assets, net	—	125
Other current assets	195	183
Total current assets	471,720	554,155
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,283,462	8,912,189
Other property and equipment	1,301,835	1,151,772
Less: accumulated depreciation, depletion, amortization and impairment	(3,416,183)	(3,036,852)
Total property, plant and equipment, net	7,169,114	7,027,109
Derivative instruments	5,636	6,945
Long-term inventory	13,286	12,260
Operating right-of-use assets	20,054	—
Other assets	30,478	25,673
Total assets	$7,710,288	$7,626,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,155	$20,166
Revenues and production taxes payable	170,534	216,695
Accrued liabilities	315,450	331,651
Accrued interest payable	37,701	38,040
Derivative instruments	4,445	84
Advances from joint interest partners	4,076	5,140
Current operating lease liabilities	7,837	—
Other current liabilities	3,230	—
Total current liabilities	558,428	611,776
Long-term debt	2,896,524	2,735,276
Deferred income taxes	308,672	300,055
Asset retirement obligations	55,228	52,384
Derivative instruments	—	20
Operating lease liabilities	18,021	—
Other liabilities	6,957	7,751
Total liabilities	3,843,830	3,707,262
Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $0.01 par value: 900,000,000 shares authorized; 324,680,450 shares issued and 321,894,286 shares outstanding at June 30, 2019 and 320,469,049 shares issued and 318,377,161 shares outstanding at December 31, 2018	3,183	3,157
Treasury stock, at cost: 2,786,164 and 2,091,888 shares at June 30, 2019 and December 31, 2018, respectively	(33,330)	(29,025)
Additional paid-in capital	3,096,355	3,077,755
Retained earnings	610,564	682,689
Oasis share of stockholders’ equity	3,676,772	3,734,576
Non-controlling interests	189,686	184,304
Total stockholders’ equity	3,866,458	3,918,880
Total liabilities and stockholders’ equity	$7,710,288	$7,626,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Revenues
Oil and gas revenues	$357,004	$397,849	$725,786	$764,444
Purchased oil and gas sales	109,389	128,064	257,860	195,773
Midstream revenues	51,573	29,342	99,594	57,264
Well services revenues	11,439	18,496	21,897	30,082
Total revenues	529,405	573,751	1,105,137	1,047,563
Operating expenses
Lease operating expenses	56,228	44,141	114,672	88,922
Midstream expenses	17,368	7,688	34,097	15,673
Well services expenses	8,474	13,560	15,444	20,947
Marketing, transportation and gathering expenses	28,488	22,833	63,438	43,846
Purchased oil and gas expenses	109,662	129,579	259,566	200,173
Production taxes	28,142	34,026	57,760	65,026
Depreciation, depletion and amortization	177,358	153,570	367,191	302,835
Exploration expenses	887	617	1,717	1,386
Impairment	24	384,135	653	384,228
General and administrative expenses	30,926	28,230	65,385	56,170
Total operating expenses	457,557	818,379	979,923	1,179,206
Gain (loss) on sale of properties	(276)	1,954	(3,198)	1,954
Operating income (loss)	71,572	(242,674)	122,016	(129,689)
Other income (expense)
Net gain (loss) on derivative instruments	34,749	(120,285)	(82,862)	(191,401)
Interest expense, net of capitalized interest	(43,186)	(40,910)	(87,654)	(78,056)
Loss on extinguishment of debt	—	(13,651)	—	(13,651)
Other income	279	218	233	35
Total other expense, net	(8,158)	(174,628)	(170,283)	(283,073)
Income (loss) before income taxes	63,414	(417,302)	(48,267)	(412,762)
Income tax benefit (expense)	(12,240)	101,001	(8,537)	100,173
Net income (loss) including non-controlling interests	51,174	(316,301)	(56,804)	(312,589)
Less: Net income attributable to non-controlling interests	8,417	3,903	15,321	7,025
Net income (loss) attributable to Oasis	$42,757	$(320,204)	$(72,125)	$(319,614)
Earnings (loss) attributable to Oasis per share:
Basic (Note 15)	$0.14	$(1.02)	$(0.23)	$(1.06)
Diluted (Note 15)	0.14	(1.02)	(0.23)	(1.06)
Weighted average shares outstanding:
Basic (Note 15)	314,982	313,072	314,724	301,652
Diluted (Note 15)	314,982	313,072	314,724	301,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2018	318,377	$3,157	2,092	$(29,025)	$3,077,755	$682,689	$184,304	$3,918,880
Equity-based compensation	4,360	25	—	—	9,462	—	119	9,606
Distributions to non-controlling interest owners	—	—	—	—	—	—	(4,937)	(4,937)
Treasury stock - tax withholdings	(686)	—	686	(4,261)	—	—	—	(4,261)
Other	—	—	—	—	(134)	—	(41)	(175)
Net income (loss)	—	—	—	—	—	(114,882)	6,904	(107,978)
Balance as of March 31, 2019	322,051	3,182	2,778	(33,286)	3,087,083	567,807	186,349	3,811,135
Equity-based compensation	(149)	1	—	—	9,465	—	100	9,566
Distributions to non-controlling interest owners	—	—	—	—	—	—	(5,156)	(5,156)
Treasury stock - tax withholdings	(8)	—	8	(44)	—	—	—	(44)
Other	—	—	—	—	(193)	—	(24)	(217)
Net income	—	—	—	—	—	42,757	8,417	51,174
Balance as of June 30, 2019	321,894	$3,183	2,786	$(33,330)	$3,096,355	$610,564	$189,686	$3,866,458

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2017	269,295	$2,668	1,332	$(22,179)	$2,677,217	$717,985	$137,888	$3,513,579
Issuance of common stock in connection with acquisition	46,000	460	—	—	370,760	—	—	371,220
Equity-based compensation	2,758	26	—	—	7,116	—	66	7,208
Distributions to non-controlling interest owners	—	—	—	—	—	—	(3,450)	(3,450)
Treasury stock - tax withholdings	(690)	—	690	(6,021)	—	—	—	(6,021)
Other	—	—	—	—	(90)	—	—	(90)
Net income	—	—	—	—	—	590	3,122	3,712
Balance as of March 31, 2018	317,363	3,154	2,022	(28,200)	3,055,003	718,575	137,626	3,886,158
Equity-based compensation	625	—	—	—	7,730	—	100	7,830
Distributions to non-controlling interest owners	—	—	—	—	—	—	(3,396)	(3,396)
Treasury stock - tax withholdings	(3)	—	3	(43)	—	—	—	(43)
Other	—	—	—	—	128	—	(125)	3
Net income (loss)	—	—	—	—	—	(320,204)	3,903	(316,301)
Balance as of June 30, 2018	317,985	$3,154	2,025	$(28,243)	$3,062,861	$398,371	$138,108	$3,574,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(56,804)	$(312,589)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	367,191	302,835
Loss on extinguishment of debt	—	13,651
(Gain) loss on sale of properties	3,198	(1,954)
Impairment	653	384,228
Deferred income taxes	8,617	(100,293)
Derivative instruments	82,862	191,401
Equity-based compensation expenses	17,924	14,130
Deferred financing costs amortization and other	12,245	10,518
Working capital and other changes:
Change in accounts receivable, net	(12,914)	(5,866)
Change in inventory	3,029	(4,721)
Change in prepaid expenses	3,918	573
Change in accounts payable, interest payable and accrued liabilities	(36,514)	40,849
Change in other assets and liabilities, net	(4,473)	(746)
Net cash provided by operating activities	388,932	532,016
Cash flows from investing activities:
Capital expenditures	(525,501)	(536,959)
Acquisitions	(5,781)	(524,255)
Proceeds from sale of properties	—	2,236
Derivative settlements	3,629	(96,823)
Other	—	(933)
Net cash used in investing activities	(527,653)	(1,156,734)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	1,178,000	1,933,000
Principal payments on Revolving Credit Facilities	(1,025,000)	(1,265,000)
Repurchase of senior unsecured notes	—	(423,143)
Proceeds from issuance of senior unsecured notes	—	400,000
Deferred financing costs	(482)	(6,790)
Purchases of treasury stock	(4,305)	(6,064)
Distributions to non-controlling interests	(10,093)	(6,846)
Other	(1,331)	(87)
Net cash provided by financing activities	136,789	625,070
Increase (decrease) in cash and cash equivalents	(1,932)	352
Cash and cash equivalents:
Beginning of period	22,190	16,720
End of period	$20,258	$17,072
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(30,598)	$90,040
Change in asset retirement obligations	3,840	5,407
Issuance of shares in connection with acquisition	—	371,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) is an independent exploration and production company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct the Company’s exploration and production activities and own its crude oil and natural gas properties located in the Williston Basin and the Delaware Basin, respectively. In addition to its exploration and production segment, the Company also operates a midstream business segment through Oasis Midstream Partners LP (“OMP”) and Oasis Midstream Services LLC (“OMS”) and a well services business segment through Oasis Well Services LLC (“OWS”). OMP is a growth-oriented, fee-based master limited partnership that develops and operates a diversified portfolio of midstream assets.
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
Consolidation. The accompanying condensed consolidated financial statements of the Company include the accounts of Oasis, the accounts of wholly-owned subsidiaries and the accounts of OMP and its general partner, OMP GP LLC (“OMP GP”). The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP, OMP is a variable interest entity. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public. All intercompany balances and transactions have been eliminated upon consolidation.
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
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company’s consolidated financial statements for any prior period. Therefore, amendments of previously filed reports are not required. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company has corrected the errors for the three and six months ended June 30, 2018 by revising the unaudited condensed consolidated financial statements appearing herein.

For the three and six months ended June 30, 2018, the revision did not impact the Company’s financial position or cash flows from operations, and the impacts to the Company’s Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Revision	As Revised	As Reported	Revision	As Revised

	(In thousands, except per share data)
Oil and gas revenues	$395,921	$1,928	$397,849	$759,592	$4,852	$764,444
Purchased oil and gas sales	57,578	70,486	128,064	75,615	120,158	195,773
Total revenues	501,337	72,414	573,751	922,553	125,010	1,047,563
Purchased oil and gas expenses	57,165	72,414	129,579	75,163	125,010	200,173
Total operating expenses	745,965	72,414	818,379	1,054,196	125,010	1,179,206
Net loss attributable to Oasis	(320,204)	—	(320,204)	(319,614)	—	(319,614)
Loss attributable to Oasis per share:
Basic	$(1.02)	$—	$(1.02)	$(1.06)	$—	$(1.06)
Diluted	$(1.02)	$—	$(1.02)	$(1.06)	$—	$(1.06)
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
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and related liability on the balance sheet for leases with durations greater than twelve months and also requires certain quantitative and qualitative disclosures about leasing arrangements. Accounting Standards Codification 842, Leases (“ASC 842”), was subsequently amended by various Accounting Standards Updates, which provided additional implementation guidance.
The Company adopted the new standard as of January 1, 2019 using the required modified retrospective approach and elected the option to recognize a cumulative effect adjustment of initially applying the guidance to the opening balance of retained earnings in the period of adoption. Prior period amounts were not adjusted.
The Company elected the package of practical expedients under the transition guidance within the new standard, including the practical expedient to not reassess under the new standard any prior conclusions about lease identification, lease classification and initial direct costs; the use-of hindsight practical expedient; the practical expedient to not reassess the prior accounting treatment for existing or expired land easements; and the practical expedient pertaining to combining lease and non-lease components for all asset classes. In addition, the Company elected not to apply the recognition requirements of ASC 842 to leases with terms of one year or less, and as such, recognition of lease payments for short-term leases are recognized in net income on a straight line basis. See Note 17 — Leases for the adoption impact and disclosures required by ASC 842.
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
Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of OMS and OMP in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three and six months ended June 30, 2019, OMP made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $35.8 million and $52.8 million, respectively. As a result, OMS’s ownership interest in Bobcat DevCo decreased from 75% as of December 31, 2018 to 67.5% as of June 30, 2019.
4. Revenue Recognition
Disaggregation of revenues
Revenues associated with contracts with customers for crude oil, natural gas and natural gas liquids (“NGL”) sales were as follows for the three and six months ended June 30, 2019 and 2018:

Exploration and Production Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Crude oil revenues	$327,977	$363,182	$646,098	$689,492
Purchased crude oil sales	106,441	127,212	253,577	194,872
Natural gas revenues	9,734	23,059	41,330	50,021
Purchased natural gas sales	2,920	496	4,255	545
NGL revenues	19,293	11,608	38,358	24,931
Total exploration and production revenues	$466,365	$525,557	$983,618	$959,861

Revenues associated with contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements were as follows for the three and six months ended June 30, 2019 and 2018:

Midstream Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Midstream service revenues
Crude oil and natural gas revenues	$22,875	$17,907	$47,538	$35,936
Produced and flowback water revenues	9,473	9,058	18,506	17,934
Total midstream service revenues	$32,348	$26,965	$66,044	$53,870
Midstream product revenues
Purchased crude oil sales	$28	$356	$28	$356
Natural gas and NGL revenues	17,319	—	30,116	—
Freshwater revenues	1,906	2,377	3,434	3,394
Total midstream product revenues	$19,253	$2,733	$33,578	$3,750
Total midstream revenues	$51,601	$29,698	$99,622	$57,620
__________________
(1)Represents midstream revenues, excluding all intercompany revenues for work performed by the midstream services business segment for the Company’s ownership interests that are eliminated in consolidation and are therefore not included in consolidated midstream services revenues.
Revenues associated with contracts with customers for well services were as follows for the three and six months ended June 30, 2019 and 2018:

Well Services Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Hydraulic fracturing revenues	$10,628	$17,390	$20,403	$27,816
Equipment rental revenues	811	1,106	1,494	2,266
Total well services revenues	$11,439	$18,496	$21,897	$30,082

__________________
(1)Represents well services revenues, excluding all intercompany revenues for work performed by the well services business segment for the Company’s ownership interests that are eliminated in consolidation and are therefore not included in consolidated well services revenues.
Prior period performance obligations
For sales of commodities, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. For the three and six months ended June 30, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers primarily related to (i) temporary deficiency quantities under minimum volume commitments, which are recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires and (ii) aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. No material contract balances were recorded in the condensed consolidated financial statements at June 30, 2019 or December 31, 2018.
Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of June 30, 2019:

(In thousands)
2019 (excluding the six months ended June 30, 2019)	$11,189
2020	24,183
2021	27,035
2022	19,262
2023	12,642
Thereafter	14,642
Total	$108,953
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
Total inventory consists of the following:

	June 30, 2019	December 31, 2018

	(In thousands)
Inventory
Crude oil inventory	$11,923	$14,933
Equipment and materials	18,133	18,195
Total inventory	$30,056	$33,128

Long-term inventory
Linefill in third party pipelines	$13,286	$12,260
Total long-term inventory	$13,286	$12,260

Total	$43,342	$45,388

6. Accounts Receivable
The following table sets forth the Company’s accounts receivable, net:

	June 30, 2019	December 31, 2018

	(In thousands)
Trade accounts	$262,189	$245,546
Joint interest accounts	124,395	133,375
Other accounts	11,137	10,207
Total	397,721	389,128
Allowance for doubtful accounts	(1,617)	(1,526)
Total accounts receivable, net	$396,104	$387,602

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

	Fair value at June 30, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$144	$—	$—	$144
Commodity derivative instruments (see Note 8)	—	24,725	—	24,725
Total assets	$144	$24,725	$—	$24,869
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$4,445	$—	$4,445
Total liabilities	$—	$4,445	$—	$4,445

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$143	$—	$—	$143
Commodity derivative instruments (see Note 8)	—	106,875	—	106,875
Total assets	$143	$106,875	$—	$107,018
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$104	$—	$104
Total liabilities	$—	$104	$—	$104
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company compares the third party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.1 million at June 30, 2019 and by $0.2 million at December 31, 2018.
There were no transfers between fair value levels during the six months ended June 30, 2019 and twelve months ended December 31, 2018.

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
At June 30, 2019, the Company utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the volatility of crude oil and natural gas prices on a significant portion of its future expected crude oil and natural gas production. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, the Company either receives an amount from its counterparty, or pays an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
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

At June 30, 2019, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Assets (Liabilities)
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2019	Fixed price swaps	NYMEX WTI	4,000,000	Bbl	$57.04					$(3,303)
Crude oil	2019	Basis swaps	ICE Brent-NYMEX WTI	60,000	Bbl		$9.68				86
Crude oil	2019	Basis swaps	Midland-NYMEX WTI	120,000	Bbl		$(6.71)				(740)
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	366,000	Bbl		$4.55				90
Crude oil	2019	Two-way collar	NYMEX WTI	2,592,000	Bbl				$57.87	$74.22	7,308
Crude oil	2019	Three-way collar	NYMEX WTI	2,196,000	Bbl			$40.14	$51.52	$65.92	(284)
Crude oil	2020	Fixed price swaps	NYMEX WTI	2,597,000	Bbl	$59.30					6,728
Crude oil	2020	Two-way collar	NYMEX WTI	434,000	Bbl				$58.07	$74.64	1,835
Crude oil	2020	Three-way collar	NYMEX WTI	4,268,000	Bbl			$40.00	$53.49	$64.49	4,790
Crude oil	2021	Fixed price swaps	NYMEX WTI	93,000	Bbl	$58.85					357
Crude oil	2021	Three-way collar	NYMEX WTI	310,000	Bbl			$40.00	$52.97	$63.76	376
Natural gas	2019	Fixed price swaps	NYMEX HH	5,520,000	MMBtu	$2.92					3,037
											$20,280

Subsequent to June 30, 2019, the Company entered into additional fixed price swaps and two-way and three-way costless collars. As of August 9, 2019, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
Crude oil	2019	Fixed price swaps	NYMEX WTI	4,122,000	Bbl	$57.13
Crude oil	2019	Basis swaps	ICE Brent-NYMEX WTI	60,000	Bbl		$9.68
Crude oil	2019	Basis swaps	Midland-NYMEX WTI	120,000	Bbl		$(6.71)
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	366,000	Bbl		$4.55
Crude oil	2019	Two-way collar	NYMEX WTI	2,592,000	Bbl				$57.87	$74.22
Crude oil	2019	Three-way collar	NYMEX WTI	2,196,000	Bbl			$40.14	$51.52	$65.92
Crude oil	2020	Fixed price swaps	NYMEX WTI	2,992,000	Bbl	$59.05
Crude oil	2020	Two-way collar	NYMEX WTI	1,650,000	Bbl				$53.04	$64.95
Crude oil	2020	Three-way collar	NYMEX WTI	4,574,000	Bbl			$40.00	$53.26	$64.48
Crude oil	2021	Fixed price swaps	NYMEX WTI	93,000	Bbl	$58.85
Crude oil	2021	Two-way collar	NYMEX WTI	62,000	Bbl				$50.50	$60.70
Crude oil	2021	Three-way collar	NYMEX WTI	734,000	Bbl			$40.00	$51.26	$64.05
Natural gas	2019	Fixed price swaps	NYMEX HH	5,520,000	MMBtu	$2.92

The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Location	2019	2018	2019	2018

	(In thousands)
Net gain (loss) on derivative instruments	$34,749	$(120,285)	$(82,862)	$(191,401)
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

The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2019
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/ Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$28,196	$(9,107)	$19,089
Commodity contracts	Derivative instruments — non-current assets	12,237	(6,601)	5,636
Total derivatives assets		$40,433	$(15,708)	$24,725
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$11,265	$(6,820)	$4,445
Commodity contracts	Derivative instruments — non-current liabilities	—	—	—
Total derivatives liabilities		$11,265	$(6,820)	$4,445

		December 31, 2018
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$110,729	$(10,799)	$99,930
Commodity contracts	Derivative instruments — non-current assets	8,251	(1,306)	6,945
Total derivatives assets		$118,980	$(12,105)	$106,875
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$84	$—	$84
Commodity contracts	Derivative instruments — non-current liabilities	20	—	20
Total derivatives liabilities		$104	$—	$104

9. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2019	December 31, 2018

	(In thousands)
Proved oil and gas properties(1)	$8,244,667	$7,878,104
Less: Accumulated depreciation, depletion, amortization and impairment	(3,205,534)	(2,853,353)
Proved oil and gas properties, net	5,039,133	5,024,751
Unproved oil and gas properties	1,038,795	1,034,085
Other property and equipment(2)	1,301,835	1,151,772
Less: Accumulated depreciation	(210,649)	(183,499)
Other property and equipment, net	1,091,186	968,273
Total property, plant and equipment, net	$7,169,114	$7,027,109
__________________
(1)Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $42.2 million and $40.5 million at June 30, 2019 and December 31, 2018, respectively.
(2)Included in the Company’s other property and equipment are estimates of future asset retirement costs of $1.4 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively.

10. Divestitures
During the six months ended June 30, 2019, the Company completed the final closing statements for the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin. The Company recognized an additional $0.3 million and $3.2 million net loss on sale of properties, which includes customary closing adjustments, in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively. The additional amounts recognized for the divested properties were in the Company’s exploration and production segment.
11. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2019	December 31, 2018

	(In thousands)
Oasis Credit Facility	$531,000	$468,000
OMP Credit Facility	408,000	318,000
Senior unsecured notes
6.50% senior unsecured notes due November 1, 2021	71,835	71,835
6.875% senior unsecured notes due March 15, 2022	901,480	901,480
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
6.25% senior unsecured notes due May 1, 2026	400,000	400,000
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,039,409	2,039,409
Less: unamortized deferred financing costs on senior unsecured notes	(18,507)	(20,865)
Less: unamortized debt discount on senior unsecured convertible notes	(63,378)	(69,268)
Total long-term debt	$2,896,524	$2,735,276
Senior secured revolving line of credit. The Company has a senior secured revolving line of credit among OPNA, as Borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “Oasis Credit Facility”) with an overall senior secured line of credit of $3,000.0 million as of June 30, 2019, which has a maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of the Company’s senior unsecured notes due in 2022 and 2023, of which $1,267.6 million is outstanding, to the extent such senior unsecured notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of the Company’s senior unsecured convertible notes due in 2023, of which $300.0 million is outstanding, to the extent such senior unsecured convertible notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
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
At June 30, 2019, the Company had $531.0 million of London Interbank Offered Rate (“LIBOR”) loans at a weighted average interest rate of 4.2% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $805.0 million. On a quarterly basis, the Company also pays a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. The Company was in compliance with the financial covenants of the Oasis Credit Facility as of June 30, 2019.
OMP Operating LLC revolving line of credit. Through its ownership of OMP, the Company has access to a senior secured revolving credit facility among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”). The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. On May 6, 2019, OMP entered into an amendment to the OMP Credit

Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. As of June 30, 2019, the OMP Credit Facility has an aggregate amount of commitments of $475.0 million and has a maturity date of September 25, 2022.
At June 30, 2019, the Company had $408.0 million of borrowings outstanding under the OMP Credit Facility at a weighted average interest rate of 4.2%, and $8.2 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $58.8 million. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The Company was in compliance with the financial covenants under the OMP Credit Facility at June 30, 2019.
The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates.
Senior unsecured notes. At June 30, 2019, the Company had $1,739.4 million principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
Senior unsecured convertible notes. At June 30, 2019, the Company had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of June 30, 2019, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, the Company was in compliance with the terms of the indentures for the Senior Convertible Notes as of June 30, 2019.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The fair value of the Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $1,997.5 million at June 30, 2019. The Notes are guaranteed on a senior unsecured basis by the Company, along with its material subsidiaries (the “Guarantors”), which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions. The indentures governing the Notes contain customary events of default.

12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2019:

(In thousands)
Balance at December 31, 2018	$52,449
Liabilities incurred during period	1,019
Liabilities settled during period	(139)
Accretion expense during period(1)	1,928
Revisions to estimates	827
Balance at June 30, 2019	$56,084
___________________
(1)Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.
At June 30, 2019, the current portion of the total ARO balance was approximately $0.9 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2019 was 19.3% on a pre-tax income of $63.4 million and (17.7)% on a pre-tax loss of $48.3 million, respectively, as compared to an effective tax rate of 24.2% on a pre-tax loss of $417.3 million and 24.3% on a pre-tax loss of $412.8 million for the three and six months ended June 30, 2018, respectively.
The effective tax rate for the three months ended June 30, 2019 was lower than the statutory federal rate of 21% primarily due to the impact of non-controlling interests, partially offset by state income taxes and the impact of other permanent differences, primarily non-deductible executive compensation. The effective tax rate for the six months ended June 30, 2019 was lower than the statutory federal rate of 21% primarily due to the impacts of non-controlling interests and equity-based compensation shortfalls. These decreases were partially offset by state income taxes and other permanent differences, primarily non-deductible executive compensation.
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
During the six months ended June 30, 2019, employees and non-employee directors of the Company were granted restricted stock awards equal to 4,035,175 shares of common stock with a $6.62 weighted average grant date per share value. Equity-based compensation expense recorded for restricted stock awards was $6.3 million and $12.6 million for the three and six months ended June 30, 2019, respectively, and $4.9 million and $9.6 million for the three and six months ended June 30, 2018, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the six months ended June 30, 2019:

Risk-free interest rate	2.55% - 2.56%
Oasis volatility	71.17%
Oasis initial value	$5.85
Oasis stock price on date of grant	$6.63
During the six months ended June 30, 2019, officers of the Company were granted 1,685,090 PSUs with a $6.80 weighted average grant date per unit value. Equity-based compensation expense recorded for PSUs was $2.5 million and $5.0 million for the three and six months ended June 30, 2019, respectively, and $2.3 million and $4.2 million for the three and six months ended June 30, 2018, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP phantom unit awards. The Company has granted OMP phantom unit awards (collectively, the “OMP Phantom Unit Awards,” and each an “OMP Phantom Unit”) to employees under its Amended and Restated 2010 Long Term Incentive Plan in 2018 and 2019, and in 2017, under OMP GP’s Oasis Midstream Partners LP 2017 Long Term Incentive Plan.
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
The OMP Phantom Unit Awards are accounted for as liability-classified awards since the awards will settle in cash, and equity-based compensation expense is accounted for under the fair value method in accordance with GAAP. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. The Company will directly pay, or will reimburse OMP, for the cash settlement amount of these awards.
During the six months ended June 30, 2019, the Company granted 341,290 OMP Phantom Unit Awards to certain employees of Oasis with a weighted average grant date fair value of $18.57 per unit. Equity-based compensation expense recorded for the OMP Phantom Unit Awards was $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP restricted unit awards. During the six months ended June 30, 2019, independent directors of OMP were granted 16,170 restricted unit awards, which vest over a one-year period with a weighted average grant date fair value of $18.57 per common unit. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Equity-based compensation expense recorded for these awards was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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

The following is a calculation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Basic and diluted weighted average common shares outstanding	314,982	313,072	314,724	301,652
For the six months ended June 30, 2019 and for the three and six months ended June 30, 2018, the Company incurred a net loss, and therefore the diluted loss per share calculation for the period excludes the anti-dilutive effect of unvested stock awards. In addition, the diluted earnings per share calculation for the three months ended June 30, 2019 excludes the dilutive effect of unvested stock awards that were anti-dilutive under the treasury stock method. The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Restricted stock awards and PSUs	10,406	7,515	10,369	7,440
The Company issued its Senior Convertible Notes in September 2016 (see Note 11 — Long-Term Debt). The Company has the option to settle conversions of its Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of June 30, 2019 and 2018, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for the three and six months ended June 30, 2019 and 2018.
16. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of crude oil and natural gas production. The Company’s midstream services business segment performs produced and flowback water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services for crude oil and natural gas wells operated by the Company as well as third-party operated wells. Revenues for the midstream segment are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering, blending, stabilization and transportation. The Company’s well services business segment performs completion services for the Company’s crude oil and natural gas wells. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The revenues and expenses related to work performed by OMP, OMS and OWS for the Company's ownership interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statements of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization (“DD&A”).
For the three and six months ended June 30, 2018, the Company has revised the condensed consolidated financial statements and business segment financial information to reflect the correction of errors related to the manner in which it accounted for certain crude oil purchase and sale arrangements, which are included in the Company’s exploration and production segment and had no effect on operating income. Please see Note 2 — Summary of Significant Accounting Policies for more information related to the revision.

The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated

	(In thousands)
Three months ended June 30, 2019:
Revenues from non-affiliates	$466,365	$51,601	$11,439	$—	$529,405
Inter-segment revenues	—	67,844	27,842	(95,686)	—
Total revenues	466,365	119,445	39,281	(95,686)	529,405
Operating income	18,895	55,216	1,487	(4,026)	71,572
Other income (expense), net	(3,970)	(4,200)	12	—	(8,158)
Income before income taxes including non-controlling interests	$14,925	$51,016	$1,499	$(4,026)	$63,414
General and administrative	$25,761	$7,980	$6,088	$(8,903)	$30,926
Equity-based compensation	8,522	515	527	(653)	8,911

Three months ended June 30, 2018:
Revenues from non-affiliates	$525,557	$29,698	$18,496	$—	$573,751
Inter-segment revenues	—	39,710	41,418	(81,128)	—
Total revenues	525,557	69,408	59,914	(81,128)	573,751
Operating income (loss)	(280,090)	37,894	8,028	(8,506)	(242,674)
Other income (expense), net	(174,572)	(79)	23	—	(174,628)
Income (loss) before income taxes including non-controlling interests	$(454,662)	$37,815	$8,051	$(8,506)	$(417,302)
General and administrative	$23,492	$6,079	$5,756	$(7,097)	$28,230
Equity-based compensation	7,012	409	409	(454)	7,376

Six months ended June 30, 2019:
Revenues from non-affiliates	$983,618	$99,622	$21,897	$—	$1,105,137
Inter-segment revenues	—	126,405	50,015	(176,420)	—
Total revenues	983,618	226,027	71,912	(176,420)	1,105,137
Operating income	20,819	105,022	2,302	(6,127)	122,016
Other income (expense), net	(162,352)	(7,948)	17	—	(170,283)
Income (loss) before income taxes including non-controlling interests	$(141,533)	$97,074	$2,319	$(6,127)	$(48,267)
General and administrative	$53,288	$16,841	$13,549	$(18,293)	$65,385
Equity-based compensation	17,102	980	1,088	(1,246)	17,924

Six months ended June 30, 2018:
Revenues from non-affiliates	$959,861	$57,620	$30,082	$—	$1,047,563
Inter-segment revenues	—	76,350	74,721	(151,071)	—
Total revenues	959,861	133,970	104,803	(151,071)	1,047,563
Operating income (loss)	(200,130)	70,132	16,178	(15,869)	(129,689)
Other expense, net	(282,717)	(336)	(20)	—	(283,073)
Income (loss) before income taxes including non-controlling interests	$(482,847)	$69,796	$16,158	$(15,869)	$(412,762)
General and administrative	$46,971	$12,493	$11,647	$(14,941)	$56,170
Equity-based compensation	13,463	780	795	(908)	14,130

At June 30, 2019:
Property, plant and equipment, net	$6,336,438	$1,024,625	$30,792	$(222,741)	$7,169,114
Total assets(1)	6,804,705	1,057,033	36,292	(187,742)	7,710,288
At December 31, 2018:
Property, plant and equipment, net	$6,311,566	$893,285	$38,871	$(216,613)	$7,027,109
Total assets(1)	6,838,987	920,619	48,150	(181,614)	7,626,142
___________________
(1)Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.
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
For the three and six months ended June 30, 2019, the Company incurred lease expenses, which includes short-term leases. The following table sets forth the Company’s components of lease expense:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(In thousands)
Operating lease costs	$6,799	$18,475
Variable lease costs(1)	3,963	5,003
Short-term lease costs	907	1,370
Finance lease costs:
Amortization of ROU assets	650	1,216
Interest on lease liabilities	69	124
Total lease costs	$12,388	$26,188
___________________
(1)Based on payments made by the Company to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs.
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
As of June 30, 2019, maturities of the Company’s lease liabilities are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019 (excluding the six months ended June 30, 2019)	$6,276	$1,440
2020	4,594	2,881
2021	1,680	2,068
2022	2,297	1,298
2023	2,345	234
Thereafter	12,802	684
Total future lease payments	$29,994	$8,605
Less: Imputed interest	4,137	705
Present value of future lease payments	$25,857	$7,900

As of December 31, 2018, future minimum annual rental commitments under non-cancelable leases under ASC 840 were as follows:

(In thousands)
2019	$8,723
2020	7,009
2021	6,005
2022	5,130
2023	4,361
Thereafter	13,134
Total future minimum lease payments	$44,362
Supplemental balance sheet information related to the Company’s leases are as follows:

	Balance Sheet Location	June 30, 2019
		(In thousands)
Assets
Operating lease assets	Operating right-of-use assets	$20,054
Finance lease assets(1)	Other assets	7,900
Total lease assets		$27,954
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$7,837
Finance lease liabilities	Other current liabilities	2,626
Long-term
Operating lease liabilities	Operating lease liabilities	18,021
Finance lease liabilities	Other liabilities	5,247
Total lease liabilities		$33,731
___________________
(1)Finance lease ROU assets are recorded net of accumulated amortization of $1.2 million as of June 30, 2019.
Supplemental cash flow information and non-cash transactions related to the Company’s leases are as follows:

June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,696
Operating cash flows from finance leases	124
Financing cash flows from finance leases	941
ROU assets obtained in exchange for lease obligations
Operating leases	$6,803
Finance leases	3,174
Weighted-average remaining lease term and discount rate for the Company’s leases are as follows:

As of June 30, 2019
Operating Leases
Weighted average remaining lease term	7.1 years
Weighted average discount rate	4.0%
Finance Leases
Weighted average remaining lease term	4.1 years
Weighted average discount rate	3.8%

18. Commitments and Contingencies
As of June 30, 2019, there have been no material changes to the Company’s future commitments disclosed in Note 20 — Commitments and Contingencies in the Company's 2018 Annual Report, except as noted below. The amounts disclosed represent undiscounted cash flows on a gross basis, and no inflation elements have been applied.
Volume commitment agreements. As of June 30, 2019, the Company had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 48.3 MMBbl of crude oil, 39.5 MMBbl of natural gas liquids, 900.2 Bcf of natural gas and 31.7 MMBbl of water, prior to any applicable volume credits, within specified timeframes, all of which are ten years or less. As of June 30, 2019, the estimable future commitments under these agreements were approximately $643.1 million. The future commitments under certain agreements cannot be estimated as they are based on fixed differentials relative to a commodity index price under the agreements as compared to the differential relative to a commodity index price for the Williston Basin for the production month. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019.
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

On July 2, 2019, Oasis, OPNA, Oasis Midstream Services LLC, Oasis Midstream Partners LP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
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
During the preparation of the condensed consolidating financial information as of and for the three and six months ended June 30, 2019, the Company identified errors primarily relating to the presentation of non-controlling interests and equity in earnings of subsidiaries in the financial information of the Combined Guarantor Subsidiaries and the related intercompany eliminations.
•Condensed Consolidating Balance Sheet. As of December 31, 2018, it was determined that (1) in the Issuer's financial information, investment in and advances to subsidiaries and Oasis share of stockholders’ equity were both overstated by $9.6 million, (2) in the Combined Guarantor Subsidiaries financial information, investment in and advances to subsidiaries and non-controlling interests were overstated by $11.1 million and $184.3 million, respectively, and Oasis share of stockholders’ equity was understated by $173.2 million and (3) in the intercompany eliminations financial information, investments in and advances to subsidiaries and non-controlling interests were understated by $20.7 million and $184.3 million, respectively, and Oasis share of stockholders’ equity was overstated by $163.6 million.
•Condensed Consolidated Statements of Operations. For the three months ended June 30, 2018, it was determined that equity in earnings of subsidiaries and net income attributable to non-controlling interests were overstated by $6.6 million and $3.9 million, respectively, in the Combined Guarantor Subsidiaries financial information and understated by $6.6 million and $3.9 million, respectively, in the intercompany eliminations financial information. For the six months ended June 30, 2018, it was determined that equity in earnings of subsidiaries and net income attributable to non-controlling interests were overstated by $11.4 million and $7.0 million, respectively, in the Combined Guarantor Subsidiaries financial information and understated by $11.4 million and $7.0 million, respectively, in the intercompany eliminations financial information.
•Condensed Consolidated Statement of Cash Flows. For the six months ended June 30, 2018, it was determined that cash paid for distributions to non-controlling interests was understated by $48.9 million in the Combined Guarantor Subsidiaries financial information and overstated by $48.9 million in the intercompany eliminations financial information, with the offsetting impacts in investment in subsidiaries / capital contributions from parent.
These errors in the condensed consolidated financial information, which the Company has determined are not material to this disclosure, were all eliminated in consolidation and therefore have no impact on the Company's consolidated financial position, results of operations or cash flows. The Company has revised the condensed consolidating financial information as of December 31, 2018 and for the three and six months ended June 30, 2018 to reflect the correction of these errors.
In addition, for the three and six months ended June 30, 2018, the Company has revised the condensed consolidating financial information to reflect the correction of errors related to the manner in which it accounted for certain crude oil purchase and sale arrangements, which had no effect on the Company’s or any of its subsidiaries’ net income (loss). All impacts of this revision are included in the Combined Guarantor Subsidiaries financial information. Please see Note 2 — Summary of Significant Accounting Policies for more information related to this revision.

Condensed Consolidating Balance Sheet

	June 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$144	$13,868	$6,246	$—	$20,258
Accounts receivable, net	—	390,094	6,010	—	396,104
Accounts receivable - affiliates	585,473	79,516	80,088	(745,077)	—
Inventory	—	30,056	—	—	30,056
Prepaid expenses	273	4,478	1,267	—	6,018
Derivative instruments	—	19,089	—	—	19,089
Other current assets	—	195	—	—	195
Total current assets	585,890	537,296	93,611	(745,077)	471,720
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	9,299,365	—	(15,903)	9,283,462
Other property and equipment	—	241,456	1,060,379	—	1,301,835
Less: accumulated depreciation, depletion, amortization and impairment	—	(3,336,023)	(80,160)	—	(3,416,183)
Total property, plant and equipment, net	—	6,204,798	980,219	(15,903)	7,169,114
Investments in and advances to subsidiaries	4,886,462	367,275	—	(5,253,737)	—
Derivative instruments	—	5,636	—	—	5,636
Deferred income taxes	243,866	—	—	(243,866)	—
Long-term inventory	—	13,286	—	—	13,286
Operating right-of-use assets	—	16,412	3,642	—	20,054
Other assets	—	27,093	3,385	—	30,478
Total assets	$5,716,218	$7,171,796	$1,080,857	$(6,258,583)	$7,710,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$14,381	$774	$—	$15,155
Accounts payable - affiliates	44,643	665,561	34,873	(745,077)	—
Revenues and production taxes payable	—	169,786	748	—	170,534
Accrued liabilities	183	258,337	56,930	—	315,450
Accrued interest payable	37,096	312	293	—	37,701
Derivative instruments	—	4,445	—	—	4,445
Advances from joint interest partners	—	4,076	—	—	4,076
Current operating lease liabilities	—	5,786	2,051	—	7,837
Other current liabilities	—	2,620	610	—	3,230
Total current liabilities	81,922	1,125,304	96,279	(745,077)	558,428
Long-term debt	1,957,524	531,000	408,000	—	2,896,524
Deferred income taxes	—	552,538	—	(243,866)	308,672
Asset retirement obligations	—	53,664	1,564	—	55,228
Operating lease liabilities	—	16,424	1,597	—	18,021
Other liabilities	—	6,404	553	—	6,957
Total liabilities	2,039,446	2,285,334	507,993	(988,943)	3,843,830
Stockholders’ equity
Oasis share of stockholders’ equity	3,676,772	4,886,462	257,733	(5,144,195)	3,676,772
Non-controlling interests	—	—	315,131	(125,445)	189,686
Total stockholders’ equity	3,676,772	4,886,462	572,864	(5,269,640)	3,866,458
Total liabilities and stockholders’ equity	$5,716,218	$7,171,796	$1,080,857	$(6,258,583)	$7,710,288

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$179	$15,362	$6,649	$—	$22,190
Accounts receivable, net	—	385,121	2,481	—	387,602
Accounts receivable - affiliates	643,382	76,127	80,805	(800,314)	—
Inventory	—	33,106	22	—	33,128
Prepaid expenses	373	9,206	1,418	—	10,997
Derivative instruments	—	99,930	—	—	99,930
Intangible assets, net	—	125	—	—	125
Other current assets	—	183	—	—	183
Total current assets	643,934	619,160	91,375	(800,314)	554,155
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	8,923,291	—	(11,102)	8,912,189
Other property and equipment	—	218,617	933,155	—	1,151,772
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,974,122)	(62,730)	—	(3,036,852)
Total property, plant and equipment, net	—	6,167,786	870,425	(11,102)	7,027,109
Investments in and advances to subsidiaries	4,900,528	356,039	—	(5,256,567)	—
Derivative instruments	—	6,945	—	—	6,945
Deferred income taxes	219,670	—	—	(219,670)	—
Long-term inventory	—	12,260	—	—	12,260
Other assets	—	23,221	2,452	—	25,673
Total assets	$5,764,132	$7,185,411	$964,252	$(6,287,653)	$7,626,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$18,567	$1,599	$—	$20,166
Accounts payable - affiliates	43,113	724,187	33,014	(800,314)	—
Revenues and production taxes payable	—	216,114	581	—	216,695
Accrued liabilities	71	273,923	57,657	—	331,651
Accrued interest payable	37,096	502	442	—	38,040
Derivative instruments	—	84	—	—	84
Advances from joint interest partners	—	5,140	—	—	5,140
Total current liabilities	80,280	1,238,517	93,293	(800,314)	611,776
Long-term debt	1,949,276	468,000	318,000	—	2,735,276
Deferred income taxes	—	519,725	—	(219,670)	300,055
Asset retirement obligations	—	50,870	1,514	—	52,384
Derivative instruments	—	20	—	—	20
Other liabilities	—	7,751	—	—	7,751
Total liabilities	2,029,556	2,284,883	412,807	(1,019,984)	3,707,262
Stockholders’ equity
Oasis share of stockholders’ equity	3,734,576	4,900,528	238,630	(5,139,158)	3,734,576
Non-controlling interests	—	—	312,815	(128,511)	184,304
Total stockholders’ equity	3,734,576	4,900,528	551,445	(5,267,669)	3,918,880
Total liabilities and stockholders’ equity	$5,764,132	$7,185,411	$964,252	$(6,287,653)	$7,626,142

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$357,004	$—	$—	$357,004
Purchased oil and gas sales	—	109,389	—	—	109,389
Midstream revenues	—	1,082	97,644	(47,153)	51,573
Well services revenues	—	11,439	—	—	11,439
Total revenues	—	478,914	97,644	(47,153)	529,405
Operating expenses
Lease operating expenses	—	69,362	—	(13,134)	56,228
Midstream expenses	—	675	28,025	(11,332)	17,368
Well services expenses	—	8,474	—	—	8,474
Marketing, transportation and gathering expenses	—	38,574	—	(10,086)	28,488
Purchased oil and gas expenses	—	109,662	—	—	109,662
Production taxes	—	28,142	—	—	28,142
Depreciation, depletion and amortization	—	173,754	8,562	(4,958)	177,358
Exploration expenses	—	887	—	—	887
Impairment	—	24	—	—	24
General and administrative expenses	6,308	21,352	7,809	(4,543)	30,926
Total operating expenses	6,308	450,906	44,396	(44,053)	457,557
Loss on sale of properties	—	(276)	—	—	(276)
Operating income (loss)	(6,308)	27,732	53,248	(3,100)	71,572
Other income (expense)
Equity in earnings of subsidiaries	73,855	37,518	—	(111,373)	—
Net gain on derivative instruments	—	34,749	—	—	34,749
Interest expense, net of capitalized interest	(32,415)	(6,562)	(4,209)	—	(43,186)
Other income (expense)	1	282	(4)	—	279
Total other income (expense), net	41,441	65,987	(4,213)	(111,373)	(8,158)
Income before income taxes	35,133	93,719	49,035	(114,473)	63,414
Income tax benefit (expense)	7,624	(19,864)	—	—	(12,240)
Net income including non-controlling interests	42,757	73,855	49,035	(114,473)	51,174
Less: Net income attributable to non-controlling interests	—	—	22,837	(14,420)	8,417
Net income attributable to Oasis	$42,757	$73,855	$26,198	$(100,053)	$42,757

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$397,849	$—	$—	$397,849
Purchased oil and gas sales	—	128,064	—	—	128,064
Midstream revenues	—	917	66,558	(38,133)	29,342
Well services revenues	—	18,496	—	—	18,496
Total revenues	—	545,326	66,558	(38,133)	573,751
Operating expenses
Lease operating expenses	—	57,615	—	(13,474)	44,141
Midstream expenses	—	780	16,334	(9,426)	7,688
Well services expenses	—	13,560	—	—	13,560
Marketing, transportation and gathering expenses	—	28,653	—	(5,820)	22,833
Purchased oil and gas expenses	—	129,579	—	—	129,579
Production taxes	—	34,026	—	—	34,026
Depreciation, depletion and amortization	—	150,554	6,659	(3,643)	153,570
Exploration expenses	—	617	—	—	617
Impairment	—	384,135	—	—	384,135
General and administrative expenses	7,496	17,954	5,897	(3,117)	28,230
Total operating expenses	7,496	817,473	28,890	(35,480)	818,379
Gain on sale of properties	—	1,954	—	—	1,954
Operating income (loss)	(7,496)	(270,193)	37,668	(2,653)	(242,674)
Other income (expense)
Equity in earnings (loss) of subsidiaries	(278,014)	30,929	—	247,085	—
Net loss on derivative instruments	—	(120,285)	—	—	(120,285)
Interest expense, net of capitalized interest	(33,135)	(7,592)	(183)	—	(40,910)
Loss on extinguishment of debt	(13,651)	—	—	—	(13,651)
Other income	—	218	—	—	218
Total other expense, net	(324,800)	(96,730)	(183)	247,085	(174,628)
Income (loss) before income taxes	(332,296)	(366,923)	37,485	244,432	(417,302)
Income tax benefit	12,092	88,909	—	—	101,001
Net income (loss) including non-controlling interests	(320,204)	(278,014)	37,485	244,432	(316,301)
Less: Net income attributable to non-controlling interests	—	—	25,042	(21,139)	3,903
Net income (loss) attributable to Oasis	$(320,204)	$(278,014)	$12,443	$265,571	$(320,204)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$725,786	$—	$—	$725,786
Purchased oil and gas sales	—	257,860	—	—	257,860
Midstream revenues	—	4,152	189,295	(93,853)	99,594
Well services revenues	—	21,897	—	—	21,897
Total revenues	—	1,009,695	189,295	(93,853)	1,105,137
Operating expenses
Lease operating expenses	—	141,147	—	(26,475)	114,672
Midstream expenses	—	2,523	54,940	(23,366)	34,097
Well services expenses	—	15,444	—	—	15,444
Marketing, transportation and gathering expenses	—	83,811	—	(20,373)	63,438
Purchased oil and gas expenses	—	259,566	—	—	259,566
Production taxes	—	57,760	—	—	57,760
Depreciation, depletion and amortization	—	359,823	17,491	(10,123)	367,191
Exploration expenses	—	1,717	—	—	1,717
Impairment	—	653	—	—	653
General and administrative expenses	15,395	42,177	16,529	(8,716)	65,385
Total operating expenses	15,395	964,621	88,960	(89,053)	979,923
Loss on sale of properties	—	(3,198)	—	—	(3,198)
Operating income (loss)	(15,395)	41,876	100,335	(4,800)	122,016
Other income (expense)
Equity in earnings (loss) of subsidiaries	(15,637)	72,253	—	(56,616)	—
Net loss on derivative instruments	—	(82,862)	—	—	(82,862)
Interest expense, net of capitalized interest	(65,291)	(14,406)	(7,957)	—	(87,654)
Other income (expense)	1	236	(4)	—	233
Total other expense, net	(80,927)	(24,779)	(7,961)	(56,616)	(170,283)
Income (loss) before income taxes	(96,322)	17,097	92,374	(61,416)	(48,267)
Income tax benefit (expense)	24,197	(32,734)	—	—	(8,537)
Net income (loss) including non-controlling interests	(72,125)	(15,637)	92,374	(61,416)	(56,804)
Less: Net income attributable to non-controlling interests	—	—	44,633	(29,312)	15,321
Net income (loss) attributable to Oasis	$(72,125)	$(15,637)	$47,741	$(32,104)	$(72,125)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$764,444	$—	$—	$764,444
Purchased oil and gas sales	—	195,773	—	—	195,773
Midstream revenues	—	2,067	127,979	(72,782)	57,264
Well services revenues	—	30,082	—	—	30,082
Total revenues	—	992,366	127,979	(72,782)	1,047,563
Operating expenses
Lease operating expenses	—	113,314	—	(24,392)	88,922
Midstream expenses	—	1,526	33,450	(19,303)	15,673
Well services expenses	—	20,947	—	—	20,947
Marketing, transportation and gathering expenses	—	55,325	—	(11,479)	43,846
Purchased oil and gas expenses	—	200,173	—	—	200,173
Production taxes	—	65,026	—	—	65,026
Depreciation, depletion and amortization	—	296,781	13,023	(6,969)	302,835
Exploration expenses	—	1,386	—	—	1,386
Impairment	—	384,228	—	—	384,228
General and administrative expenses	14,728	35,632	12,047	(6,237)	56,170
Total operating expenses	14,728	1,174,338	58,520	(68,380)	1,179,206
Gain on sale of properties	—	1,954	—	—	1,954
Operating income (loss)	(14,728)	(180,018)	69,459	(4,402)	(129,689)
Other income (expense)
Equity in earnings (loss) of subsidiaries	(245,850)	57,587	—	188,263	—
Net loss on derivative instruments	—	(191,401)	—	—	(191,401)
Interest expense, net of capitalized interest	(65,581)	(12,030)	(445)	—	(78,056)
Loss on extinguishment of debt	(13,651)	—	—	—	(13,651)
Other income	—	35	—	—	35
Total other expense, net	(325,082)	(145,809)	(445)	188,263	(283,073)
Income (loss) before income taxes	(339,810)	(325,827)	69,014	183,861	(412,762)
Income tax benefit	20,196	79,977	—	—	100,173
Net income (loss) including non-controlling interests	(319,614)	(245,850)	69,014	183,861	(312,589)
Less: Net income attributable to non-controlling interests	—	—	46,616	(39,591)	7,025
Net income (loss) attributable to Oasis	$(319,614)	$(245,850)	$22,398	$223,452	$(319,614)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(72,125)	$(15,637)	$92,374	$(61,416)	$(56,804)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Equity in earnings (loss) of subsidiaries	15,637	(72,253)	—	56,616	—
Depreciation, depletion and amortization	—	359,823	17,491	(10,123)	367,191
Loss on sale of properties	—	3,198	—	—	3,198
Impairment	—	653	—	—	653
Deferred income taxes	(24,197)	32,814	—	—	8,617
Derivative instruments	—	82,862	—	—	82,862
Equity-based compensation expenses	13,933	3,772	219	—	17,924
Deferred financing costs amortization and other	8,246	3,582	417	—	12,245
Working capital and other changes:
Change in accounts receivable, net	57,909	(13,500)	(2,086)	(55,237)	(12,914)
Change in inventory	—	3,029	—	—	3,029
Change in prepaid expenses	100	3,668	150	—	3,918
Change in accounts payable, interest payable and accrued liabilities	1,643	(97,321)	3,927	55,237	(36,514)
Change in other assets and liabilities, net	—	(4,074)	(399)	—	(4,473)
Net cash provided by operating activities	1,146	290,616	112,093	(14,923)	388,932
Cash flows from investing activities:
Capital expenditures	—	(394,675)	(130,826)	—	(525,501)
Acquisitions	—	(5,781)	—	—	(5,781)
Derivative settlements	—	3,629	—	—	3,629
Net cash used in investing activities	—	(396,827)	(130,826)	—	(527,653)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	1,083,000	95,000	—	1,178,000
Principal payments on Revolving Credit Facilities	—	(1,020,000)	(5,000)	—	(1,025,000)
Deferred financing costs	—	(42)	(440)	—	(482)
Purchases of treasury stock	(4,305)	—	—	—	(4,305)
Distributions to non-controlling interests	—	—	(43,581)	33,488	(10,093)
Investment in subsidiaries / capital contributions from parent	3,124	42,642	(27,201)	(18,565)	—
Other	—	(883)	(448)	—	(1,331)
Net cash provided by (used in) financing activities	(1,181)	104,717	18,330	14,923	136,789
Decrease in cash and cash equivalents	(35)	(1,494)	(403)	—	(1,932)
Cash and cash equivalents at beginning of period	179	15,362	6,649	—	22,190
Cash and cash equivalents at end of period	$144	$13,868	$6,246	$—	$20,258

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(319,614)	$(245,850)	$69,014	$183,861	$(312,589)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Equity in earnings (loss) of subsidiaries	245,850	(57,587)	—	(188,263)	—
Depreciation, depletion and amortization	—	296,781	13,023	(6,969)	302,835
Loss on extinguishment of debt	13,651	—	—	—	13,651
Gain on sale of properties	—	(1,954)	—	—	(1,954)
Impairment	—	384,228	—	—	384,228
Deferred income taxes	(20,196)	(80,097)	—	—	(100,293)
Derivative instruments	—	191,401	—	—	191,401
Equity-based compensation expenses	13,340	624	166	—	14,130
Deferred financing costs amortization and other	7,892	2,522	104	—	10,518
Working capital and other changes:
Change in accounts receivable, net	96,993	(8,178)	29,407	(124,088)	(5,866)
Change in inventory	—	(4,629)	(92)	—	(4,721)
Change in prepaid expenses	58	95	420	—	573
Change in accounts payable, interest payable and accrued liabilities	3,335	(90,679)	4,105	124,088	40,849
Change in other assets and liabilities, net	—	(746)	—	—	(746)
Net cash provided by operating activities	41,309	385,931	116,147	(11,371)	532,016
Cash flows from investing activities:
Capital expenditures	—	(381,971)	(154,988)	—	(536,959)
Acquisitions	—	(524,255)	—	—	(524,255)
Proceeds from sale of properties	—	2,236	—	—	2,236
Derivative settlements	—	(96,823)	—	—	(96,823)
Other	—	(933)	—	—	(933)
Net cash used in investing activities	—	(1,001,746)	(154,988)	—	(1,156,734)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	1,820,000	113,000	—	1,933,000
Principal payments on Revolving Credit Facilities	—	(1,239,000)	(26,000)	—	(1,265,000)
Repurchase of senior unsecured notes	(423,143)	—	—	—	(423,143)
Proceeds from issuance of senior unsecured convertible notes	400,000	—	—	—	400,000
Deferred financing costs	(6,524)	(266)	—	—	(6,790)
Purchases of treasury stock	(6,064)	—	—	—	(6,064)
Distributions to non-controlling interests	—	—	(55,757)	48,911	(6,846)
Investment in subsidiaries / capital contributions from parent	(5,619)	33,695	9,464	(37,540)	—
Other	38	(125)	—	—	(87)
Net cash provided by (used in) financing activities	(41,312)	614,304	40,707	11,371	625,070
Increase (decrease) in cash and cash equivalents	(3)	(1,511)	1,866	—	352
Cash and cash equivalents at beginning of period	178	15,659	883	—	16,720
Cash and cash equivalents at end of period	$175	$14,148	$2,749	$—	$17,072

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
Forward-looking statements may include statements about:
•our business strategic tactics;
•estimated future net reserves and present value thereof;
•timing and amount of future production of crude oil and natural gas;
•drilling and completion of wells;
•estimated inventory of wells remaining to be drilled and completed;
•costs of exploiting and developing our properties and conducting other operations;
•availability of drilling, completion and production equipment and materials;
•availability of qualified personnel;
•owning and operating a midstream company, including ownership interests in a master limited partnership;
•owning and operating a well services company;
•infrastructure for produced and flowback water gathering and disposal;
•gathering, transportation and marketing of crude oil and natural gas, both in the Williston and Delaware Basins and other regions in the United States;
•property acquisitions;
•integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;
•the amount, nature and timing of capital expenditures;
•availability and terms of capital;
•our financial strategic tactic, budget, projections, execution of business plan and operating results;
•cash flows and liquidity;
•crude oil and natural gas realized prices;
•general economic conditions;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•potential effects arising from cyber threats, terrorist attacks and any consequential or other hostilities;
•changes in environmental, safety and other laws and regulations;
•effectiveness of risk management activities;
•competition in the crude oil and natural gas industry;
•counterparty credit risk;

•environmental liabilities;
•governmental regulation and the taxation of the crude oil and natural gas industry;
•developments in crude oil-producing and natural gas-producing countries;
•technology;
•the effects of accounting pronouncements issued periodically during the periods covered by forward-looking statements;
•uncertainty regarding future operating results;
•plans, objectives, expectations and intentions contained in this report that are not historical;
•our remediation of the previously identified and reported material weakness in our internal control over financial reporting; and
•certain factors discussed elsewhere in this Form 10-Q.
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
Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct our exploration and production activities and own our crude oil and natural gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Delaware Basin, respectively. In February 2018, we acquired acreage in the Delaware Basin from Forge Energy, LLC, representing our initial entry into the Delaware Basin (the “Permian Basin Acquisition”). In addition to our exploration and production segment, we operate a midstream business segment through Oasis Midstream Partners LP (“OMP”) and Oasis Midstream Services LLC (“OMS”) and a well services business segment through Oasis Wells Services LLC (“OWS”). OMP is a growth-oriented, fee-based master limited partnership that develops and operates a diversified portfolio of midstream assets.
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
Due to the geographic concentration of our crude oil and natural gas properties in the Williston Basin and Delaware Basin, we believe the primary sources of opportunities, challenges and risks related to our business for both the short and long-term are:
•commodity prices for crude oil and natural gas;
•transportation capacity;

•availability and cost of services; and
•availability of qualified personnel.
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
In an effort to improve price realizations from the sale of our crude oil and natural gas, we manage our commodity marketing activities in-house, which enables us to market and sell our crude oil and natural gas to a broader array of potential purchasers. We enter into crude oil and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. Currently, 88% of our gross operated crude oil production is connected to these gathering systems, which originate at the wellhead and reduce the need to transport barrels by truck from the wellhead. In the Williston Basin, our crude oil price differentials improved to a less than $2.00 per barrel discount to NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) throughout 2019 primarily due to the additional takeaway capacity of the Dakota Access Pipeline of over 500,000 barrels per day. In the Delaware Basin, price differentials in the first quarter of 2019 averaged more than $5.00 per barrel below NYMEX WTI due to pipeline constraints. However, expansions of pipelines have started to reduce price differentials and will continue to improve differentials and provide ample takeaway for our Delaware Basin production.
Highlights:
•We produced 84,454 barrel of oil equivalent per day (“Boepd”) in the second quarter of 2019, which represents a 6% increase over second quarter 2018 and was 72% crude oil.
•Lease operating expenses per barrel of oil equivalent (“Boe”) averaged $7.32 per Boe in the second quarter of 2019.
•Our crude oil differentials have improved to $0.96 off of NYMEX WTI in the second quarter of 2019.
•Our total general and administrative (“G&A”) expense and E&P Cash G&A expense decreased 10% from the first quarter of 2019. For a definition of E&P Cash G&A and a reconciliation of E&P Cash G&A to total E&P G&A, see “Non-GAAP Financial Measures” below.
•Net cash provided by operating activities was $214.0 million for the three months ended June 30, 2019. Adjusted EBITDA, a non-GAAP financial measure, was $249.6 million for the three months ended June 30, 2019. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) including non-controlling interests and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.
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

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Operating results (in thousands)
Revenues
Crude oil revenues(1)	$327,977	$363,183	$(35,206)	$646,098	$689,493	$(43,395)
Natural gas revenues	29,027	34,666	(5,639)	79,688	74,951	4,737
Purchased oil and gas sales(1)	109,389	128,064	(18,675)	257,860	195,773	62,087
Midstream revenues	51,573	29,342	22,231	99,594	57,264	42,330
Well services revenues	11,439	18,496	(7,057)	21,897	30,082	(8,185)
Total revenues	$529,405	$573,751	$(44,346)	$1,105,137	$1,047,563	$57,574
Production data
Williston Basin
Crude oil (MBbl)	5,116	5,214	(98)	10,623	10,330	293
Natural gas (MMcf)	12,027	9,800	2,227	25,235	19,291	5,944
Oil equivalents (MBoe)	7,121	6,847	274	14,829	13,545	1,284
Average daily production (Boepd)	78,251	75,242	3,009	81,929	74,835	7,094
Delaware Basin
Crude oil (MBbl)	455	303	152	892	472	420
Natural gas (MMcf)	657	468	189	1,309	754	555
Oil equivalents (MBoe)	564	382	182	1,111	597	514
Average daily production (Boepd)	6,203	4,195	2,008	6,135	3,300	2,835
Total average daily production (Boepd)	84,454	79,437	5,017	88,064	78,135	9,929
Average sales prices
Crude oil, without derivative settlements (per Bbl)	$58.87	$65.82	$(6.95)	$56.11	$63.83	$(7.72)
Crude oil, with derivative settlements (per Bbl)(2)	56.79	54.88	1.91	56.27	54.81	1.46
Natural gas, without derivative settlements (per Mcf)(3)	2.29	3.38	(1.09)	3.00	3.74	(0.74)
Natural gas, with derivative settlements (per Mcf)(2)(3)	2.43	3.43	(1.00)	3.07	3.77	(0.70)
____________________
(1)We have revised the Condensed Consolidated Statements of Operations to correct the presentation of certain purchase and sale arrangements that should have been presented on a gross basis, which were previously recognized on a net basis in oil and gas revenues, by increasing purchased oil and gas sales, purchased oil and gas expenses and oil and gas revenues by $70.5 million, $72.4 million and $1.9 million, respectively, for the three months ended June 30, 2018 and by $120.2 million, $125.0 million and $4.9 million, respectively, for the six months ended June 30, 2018. See Note  2 to our unaudited condensed consolidated financial statements for more information on this revision.
(2)Realized prices include gains or losses on cash settlements for our commodity derivatives, which do not qualify for or were not designated as hedging instruments for accounting purposes. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(3)Natural gas prices include the value for natural gas and natural gas liquids.

Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $40.8 million to $357.0 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease was primarily driven by a $49.6 million decrease due to the lower crude oil and natural gas sales prices, offset by an $8.7 million increase driven by higher crude oil and natural gas production amounts sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $6.95 per barrel to an average of $58.87 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $1.09 per Mcf to an average of $2.29 per Mcf for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Average daily production sold increased by 5,017 Boepd to 84,454 Boepd quarter over quarter. The increase in average daily production sold was primarily a result of our 17.6 net well completions in the Williston Basin and 3.0 net well completions in the Delaware Basin during the three months ended June 30, 2019.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, decreased $18.7 million to $109.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to lower crude oil volumes purchased and sold in the Williston Basin.
Midstream revenues. Midstream revenues increased $22.2 million to $51.6 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily driven by a $21.8 million increase related to higher natural gas sales resulting from the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018. Despite downtime at our natural gas processing plants during the second quarter of 2019, midstream revenues also increased due to higher natural gas volumes gathered, compressed and processed as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, offset by a $2.9 million decrease related to lower crude oil volumes gathered, stabilized and transported.
Well services revenues. Our well services revenues decreased by $7.1 million to $11.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a $3.7 million decrease in product sales to third parties, coupled with a decrease of $3.1 million in well completion revenue.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $38.6 million, or 5%, to $725.8 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The lower crude oil and natural gas sales prices decreased revenues by $98.2 million, offset by a $59.5 million increase due to the higher crude oil and natural gas production amounts sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $7.72 per barrel to an average of $56.11 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $0.74 per Mcf to an average of $3.00 per Mcf for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Average daily production sold increased by 9,929 Boe per day to 88,064 Boe per day period over period. The increase in average daily production sold was primarily a result of our 51.2 total net well completions in the Williston Basin and 8.3 total net well completions in the Delaware Basin during the twelve months ended June 30, 2019.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, increased $62.1 million to $257.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin and in the Delaware Basin.
Midstream revenues. Midstream revenues were $99.6 million for the six months ended June 30, 2019, which was a $42.3 million increase period over period. This increase was driven by a $41.0 million increase related to higher natural gas sales resulting from the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018. Despite downtime at our natural gas processing plants during 2019, midstream revenues also increased due to higher natural gas volumes gathered, compressed and processed, coupled with a $0.6 million increase related to higher water service volumes driven by an increase in producing wells. These increases were offset by a $2.7 million decrease in revenues related to lower crude oil volumes gathered, stabilized and transported.
Well services revenues. Our well services revenues decreased by $8.2 million to $21.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease was primarily driven by a $4.7 million decrease in product sales to third parties, a $2.7 million decrease in well completion revenue due to decreased activity and a $0.7 million decrease in equipment rentals period over period.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$56,228	$44,141	$12,087	$114,672	$88,922	$25,750
Midstream expenses	17,368	7,688	9,680	34,097	15,673	18,424
Well services expenses	8,474	13,560	(5,086)	15,444	20,947	(5,503)
Marketing, transportation and gathering expenses	28,488	22,833	5,655	63,438	43,846	19,592
Purchased oil and gas expenses(1)	109,662	129,579	(19,917)	259,566	200,173	59,393
Production taxes	28,142	34,026	(5,884)	57,760	65,026	(7,266)
Depreciation, depletion and amortization	177,358	153,570	23,788	367,191	302,835	64,356
Exploration expenses	887	617	270	1,717	1,386	331
Impairment	24	384,135	(384,111)	653	384,228	(383,575)
General and administrative expenses	30,926	28,230	2,696	65,385	56,170	9,215
Total operating expenses	457,557	818,379	(360,822)	979,923	1,179,206	(199,283)
Gain (loss) on sale of properties	(276)	1,954	(2,230)	(3,198)	1,954	(5,152)
Operating income (loss)	71,572	(242,674)	314,246	122,016	(129,689)	251,705
Other income (expense)
Net gain (loss) on derivative instruments	34,749	(120,285)	155,034	(82,862)	(191,401)	108,539
Interest expense, net of capitalized interest	(43,186)	(40,910)	(2,276)	(87,654)	(78,056)	(9,598)
Loss on extinguishment of debt	—	(13,651)	13,651	—	(13,651)	13,651
Other income	279	218	61	233	35	198
Total other expense, net	(8,158)	(174,628)	166,470	(170,283)	(283,073)	112,790
Income (loss) before income taxes	63,414	(417,302)	480,716	(48,267)	(412,762)	364,495
Income tax benefit (expense)	(12,240)	101,001	(113,241)	(8,537)	100,173	(108,710)
Net income (loss) including non-controlling interests	51,174	(316,301)	367,475	(56,804)	(312,589)	255,785
Less: Net income attributable to non-controlling interests	8,417	3,903	4,514	15,321	7,025	8,296
Net income (loss) attributable to Oasis	$42,757	$(320,204)	$362,961	$(72,125)	$(319,614)	$247,489
Costs and expenses (per Boe of production)
Lease operating expenses	$7.32	$6.11	$1.21	$7.19	$6.29	$0.90
Marketing, transportation and gathering expenses	3.71	3.16	0.55	3.98	3.10	0.88
Production taxes	3.66	4.71	(1.05)	3.62	4.60	(0.98)
____________________
(1)We have revised the Condensed Consolidated Statement of Operations to correct the presentation of certain purchase and sale arrangements that should have been presented on a gross basis, which were previously recognized on a net basis in oil and gas revenues, by increasing purchased oil and gas sales, purchased oil and gas expenses and oil and gas revenues by $70.5 million, $72.4 million and $1.9 million, respectively, for the three months ended June 30, 2018 and by $120.2 million, $125.0 million and $4.9 million, respectively, for the six months ended June 30, 2018. See Note 2 to our unaudited condensed consolidated financial statements for more information on this revision.

Three months ended June 30, 2019 as compared to three months ended June 30, 2018
Lease operating expenses. Lease operating expenses increased $12.1 million to $56.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions, coupled with an increase in workover costs quarter over quarter. In addition, lease operating expenses increased due to an increase in produced and flowback water disposal volumes being transported and injected into produced and flowback water disposal wells. Lease operating expenses per Boe increased quarter over quarter from $6.11 per Boe to $7.32 per Boe primarily due to the higher aforementioned costs.
Midstream expenses. Midstream expenses represent third party working interest owners’ share of operating expenses incurred by OMS, as well as operating expenses related to midstream services provided to third parties. The $9.7 million increase quarter over quarter was primarily related to a $9.4 million increase in natural gas gathering, compression and processing expenses as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with increased costs related to downtime at our natural gas processing plants during the second quarter of 2019.
Well services expenses. Well services expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $5.1 million decrease quarter over quarter was primarily attributable to a $2.5 million decrease in product sales to third parties, coupled with a $1.2 million decrease in well completion expenses.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $5.7 million, or $0.55 per Boe, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, which was primarily attributable to higher crude oil gathering and transportation expenses related to an increase in volumes being transported on the Dakota Access Pipeline to market our equity barrels. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $3.69 during the three months ended June 30, 2019 as compared to $3.19 during the three months ended June 30, 2018 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, decreased $19.9 million to $109.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to lower crude oil volumes purchased and sold in the Williston Basin.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 7.9% and 8.6% for the three months ended June 30, 2019 and 2018, respectively. The production tax rate decreased quarter over quarter primarily due to a lower crude oil production mix, coupled with the addition of Delaware Basin assets following the Permian Basin Acquisition in February 2018, which bear a lower average production tax rate than Williston Basin assets. North Dakota’s natural gas production tax is $0.0705 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% crude oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization (“DD&A”). DD&A expenses increased $23.8 million to $177.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was a result of increased production from our wells completed during the three months ended June 30, 2019, coupled with an increase in the DD&A rate to $23.08 per Boe for the three months ended June 30, 2019 as compared to $21.24 per Boe for the three months ended June 30, 2018. The increase in the DD&A rate was primarily due to higher well costs in the Williston Basin and Delaware Basin, coupled with lower recoverable reserves in the Williston Basin.
Impairment. During the three months ended June 30, 2018, we recorded an impairment loss of $383.4 million to adjust the carrying value of our properties held for sale located in the Foreman Butte area of the Williston Basin to their estimated fair value, determined based on the expected sales price less costs to sell. No impairment charges of proved oil and gas or other properties were recorded for the three months ended June 30, 2019.
G&A. G&A increased $2.7 million to $30.9 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. E&P G&A increased $2.3 million quarter over quarter primarily due to costs related to increased employee compensation expenses as a result of organizational growth, offset by the decrease in costs related to the Permian Basin Acquisition, which were incurred during the three months ended June 30, 2018. OMS G&A increased $0.5 million quarter over quarter primarily due to increased shared services expenses as a result of organizational growth. OWS G&A remained flat at $1.8 million for both the three months ended June 30, 2019 and 2018.
Gain (loss) on sale of properties. For the three months ended June 30, 2019, we recognized a $0.3 million net loss primarily related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin (see Note 10 — Divestitures). For the three months ended June 30, 2018, we recognized a $2.0 million gain related to the sale of certain unproved properties in the Williston Basin.

Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred a $34.7 million net gain on derivative instruments, including net cash settlement payments of $9.8 million, for the three months ended June 30, 2019, and a $120.3 million net loss on derivative instruments, including net cash settlement payments of $59.8 million, for the three months ended June 30, 2018. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $2.3 million to $43.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to a $2.7 million increase in interest expense related to our borrowings under the OMP Credit Facility, coupled with a decrease in capitalized interest of $0.6 million due to lower costs for work in progress assets, partially offset by a $1.0 million decrease in interest expense related to our borrowings under the Oasis Credit Facility. For the three months ended June 30, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $544.3 million and $190.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 4.2%, respectively. For the three months ended June 30, 2018, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $698.6 million and $148.3 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.9% and 3.7%, respectively. Interest capitalized during the three months ended June 30, 2019 and 2018 was $3.6 million and $4.2 million, respectively, which will be amortized over the life of the related assets.
Loss on extinguishment of debt. During the three months ended June 30, 2019, we did not repurchase any portion of our outstanding senior unsecured notes. During the three months ended June 30, 2018, we repurchased an aggregate principal amount of $413.5 million of our outstanding senior unsecured notes for an aggregate cost of $423.1 million, including fees. For the three months ended June 30, 2018, we recognized a pre-tax loss related to the repurchase of $13.7 million, which included unamortized deferred financing costs write-offs of $4.0 million.
Income tax benefit (expense). Our income tax expense for the three months ended June 30, 2019 was recorded at 19.3% of pre-tax income and the income tax benefit for the three months ended June 30, 2018 was recorded at 24.2% of pre-tax loss. Our effective tax rate for the three months ended June 30, 2019 was lower than the effective tax rate for the three months ended June 30, 2018 primarily due to the impact of non-controlling interests, partially offset by the impact of other permanent differences, primarily non-deductible executive compensation.
Six months ended June 30, 2019 as compared to six months ended June 30, 2018
Lease operating expenses. Lease operating expenses increased $25.8 million to $114.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions, coupled with higher workover costs and increased costs related to produced and flowback water disposal volumes being transported and injected during the six months ended June 30, 2019. Lease operating expenses per Boe increased from $6.29 per Boe to $7.19 per Boe primarily due to the higher aforementioned costs.
Midstream expenses. Midstream expenses represent third party working interest owners’ share of operating expenses incurred by OMS, as well as operating expenses related to midstream services provided to third parties. The $18.4 million increase for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily related to the $19.3 million increase in natural gas purchases from third parties and natural gas gathering, compression and processing expenses driven by increased production as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with increased costs related to downtime at our natural gas processing plants during 2019. These increases were partially offset by a $1.4 million decrease related to lower produced and flowback water operating expenses.
Well services expenses. Well services expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $5.5 million decrease for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to a $3.1 million decrease in product sales to third parties, coupled with a $1.1 million decrease in well completion expenses.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $19.6 million period over period, or a $0.88 increase per Boe, which was primarily attributable to higher oil gathering and transportation expenses related to increased throughput on the Dakota Access Pipeline to market our equity barrels. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $3.83 for the six months ended June 30, 2019 as compared to $3.10 for the six months ended June 30, 2018 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, increased $59.4 million to $259.6 million for the six months ended

June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to higher volumes purchased and sold driven by increased market opportunities in the Williston Basin and in the Delaware Basin.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 8.0% and 8.6% for the six months ended June 30, 2019 and 2018, respectively. The production tax rate decreased period over period primarily due to a lower crude oil production mix, coupled with the addition of Delaware Basin assets following the Permian Basin Acquisition in February 2018, which bear a lower average production tax rate than Williston Basin assets. North Dakota’s natural gas production tax is $0.0705 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% crude oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
DD&A. DD&A expenses increased $64.4 million to $367.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was a result of increased production from our wells completed during the six months ended June 30, 2019, coupled with an increase in the DD&A rate to $23.04 per Boe for the six months ended June 30, 2019 as compared to $21.41 per Boe for the six months ended June 30, 2018. The increase in the DD&A rate was primarily due to higher well costs in the Williston Basin and Delaware Basin, coupled with lower recoverable reserves in the Williston Basin.
Impairment. During the six months ended June 30, 2018, we recorded an impairment loss of $383.4 million to adjust the carrying value of our properties held for sale located in the Foreman Butte area of the Williston Basin to their estimated fair value, determined based on the expected sales price less costs to sell. No impairment charges of proved oil and gas or other properties were recorded for the six months ended June 30, 2019.
G&A. G&A increased $9.2 million to $65.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. E&P G&A increased $6.3 million period over period primarily due to costs related to increased employee compensation expenses as a result of organizational growth, offset by the decrease in costs related to the Permian Basin Acquisition, which were incurred during the six months ended June 30, 2018. OMS and OWS G&A increased $2.0 million and $0.9 million, respectively, period over period primarily due to increased employee compensation expenses as a result of organizational growth.
Gain (loss) on sale of properties. For the six months ended June 30, 2019, we recognized a $3.2 million net loss related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin (see Note 10 — Divestitures). For the six months ended June 30, 2018, we recognized a $2.0 million gain related to the sale of certain unproved properties in the Williston Basin.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred an $82.9 million net loss on derivative instruments, including net cash settlement receipts of $3.6 million, for the six months ended June 30, 2019, and a $191.4 million net loss on derivative instruments, including net cash settlement payments of $96.8 million, for the six months ended June 30, 2018. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense. Interest expense increased $9.6 million to $87.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to a $6.5 million increase in interest expense related to our borrowings under our Revolving Credit Facilities, coupled with a decrease in capitalized interest of $2.2 million due to lower costs for work in progress assets. For the six months ended June 30, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $540.0 million and $355.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 4.2%, respectively. For the six months ended June 30, 2018, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $895.6 million and $201.2 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.8% and 3.6%, respectively. Interest capitalized during the six months ended June 30, 2019 and 2018 was $6.5 million and $8.7 million, respectively, which will be amortized over the life of the related assets.
Loss on extinguishment of debt. During the six months ended June 30, 2019, we did not repurchase any portion of our outstanding senior unsecured notes. During the six months ended June 30, 2018, we repurchased an aggregate principal amount of $413.5 million of our outstanding senior unsecured notes for an aggregate cost of $423.1 million, including fees. For the six months ended June 30, 2018, we recognized a pre-tax loss related to the repurchase of $13.7 million, which included unamortized deferred financing costs write-offs of $4.0 million.
Income tax benefit (expense). Our income tax expense for the six months ended June 30, 2019 was recorded at (17.7)% of pre-tax loss and the income tax benefit for the six months ended June 30, 2018 was recorded at 24.3% of pre-tax loss. Our effective tax rate for the six months ended June 30, 2019 was lower than the effective tax rate for the six months ended June 30, 2018 primarily due to the impacts of non-controlling interests and equity-based compensation shortfalls. These decreases were partially offset by the impacts of other permanent differences, primarily non-deductible executive compensation.

Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been cash flows from operations, borrowings under our Revolving Credit Facilities and cash settlements of derivative contracts. Our primary uses of cash have been for the acquisition and development of oil and gas properties and midstream infrastructure, distributions to non-controlling interests, interest payments on outstanding debt and payment of operating and general and administrative costs. We continually monitor potential capital sources, including equity and debt financings and potential asset monetization opportunities, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$388,932	$532,016
Net cash used in investing activities	(527,653)	(1,156,734)
Net cash provided by financing activities	136,789	625,070
Increase (decrease) in cash and cash equivalents	$(1,932)	$352
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
Cash flows provided by operating activities
Net cash provided by operating activities was $388.9 million and $532.0 million for the six months ended June 30, 2019 and 2018, respectively. The change in cash flows from operating activities for the period ended June 30, 2019 as compared to 2018 was primarily the result of changes in working capital and other assets and liabilities, coupled with a 20% decrease in realized prices for natural gas and a 12% decrease in realized prices for crude oil. These decreases were offset by a 13% increase in crude oil and natural gas production and non-cash adjustments to the net loss including non-controlling interests.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and the impact of our outstanding derivative instruments. We had a working capital deficit of $86.7 million at June 30, 2019 due to decreases in our derivative assets, offset by the decreases in our revenues and production taxes payable and accrued liabilities for drilling and development costs. As of June 30, 2019, we had $884.1 million of liquidity available, including $20.3 million in cash and cash equivalents and $863.8 million of aggregate unused borrowing capacity available under our Revolving Credit Facilities. At June 30, 2018, we had a working capital deficit of $407.6 million.
Cash flows used in investing activities
Net cash used in investing activities was $527.7 million and $1,156.7 million during the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities during the six months ended June 30, 2019 was primarily attributable to $525.5 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the six months ended June 30, 2018 was primarily attributable to $524.3 million in acquisitions primarily for the Permian Basin Acquisition, coupled with $537.0 million in capital expenditures primarily for drilling and development costs.

Our capital expenditures are summarized in the following table:

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019

	(In thousands)
Capital expenditures:
E&P	$165,702	$202,129	$367,831
Well services	104	—	104
Other capital expenditures(1)	3,880	4,330	8,210
Total capital expenditures before midstream	169,686	206,459	376,145
Midstream(2)	57,108	82,634	139,742
Total capital expenditures before acquisitions	226,794	289,093	515,887
Acquisitions	—	5,781	5,781
Total capital expenditures(3)	$226,794	$294,874	$521,668
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest.
(2)Midstream capital expenditures attributable to OMP were $45.2 million and $70.9 million for the three months ended March 31, 2019 and June 30, 2019, respectively.
(3)Total capital expenditures (including acquisitions) reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
Our current total 2019 capital expenditure plan is approximately $839 million to $870 million, which includes approximately $620 million to $640 million for E&P and other capital expenditures. Other capital expenditures includes OWS and administrative capital and excludes capitalized interest of approximately $15 million. As a result of increased OMP capital expenditures expected in the Delaware Basin, our planned 2019 midstream capital expenditures are now approximately $219 million to $230 million, which includes approximately $15 million to $16 million for midstream capital expenditures attributable to Oasis.
On February 22, 2019, the Company entered into a memorandum of understanding (the “MOU”) with OMP regarding the funding of Bobcat DevCo’s expansion capital expenditures for the 2019 calendar year (the “2019 Capital Expenditures Arrangement”). Pursuant to the MOU, in exchange for increasing its percentage ownership interest in Bobcat DevCo, OMP agreed to make up to $80.0 million of the capital contributions to Bobcat DevCo that OMS would otherwise be required to contribute. During the three and six months ended June 30, 2019, OMP made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $35.8 million and $52.8 million, respectively. As a result, OMS’s ownership interest in Bobcat DevCo decreased from 75% as of December 31, 2018 to 67.5% as of June 30, 2019.
While we have planned approximately $839 million to $870 million for total capital expenditures in 2019, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Furthermore, if we acquire additional acreage, our capital expenditures may be higher than planned. We believe that cash on hand, including cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our Revolving Credit Facilities, should be sufficient to fund our 2019 capital expenditure plan and to meet our future obligations. However, because the operated wells funded by our 2019 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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

Cash flows provided by financing activities
Net cash provided by financing activities was $136.8 million and $625.1 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, cash provided by financing activities was primarily due to proceeds from the borrowings under our Revolving Credit Facilities, partially offset by principal payments on our Revolving Credit Facilities, distributions to non-controlling interests and purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
Senior secured revolving line of credit. We have the Oasis Credit Facility with an overall senior secured line of credit of $3,000.0 million as of June 30, 2019. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Oasis Credit Facility is the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of our 2022 and 2023 Senior Notes, of which $1,267.6 million is outstanding, to the extent such 2022 and 2023 Senior Notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of our 2023 Senior Convertible Notes (as defined below), of which $300.0 million is outstanding, to the extent such 2023 Senior Convertible Notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023. In addition, OP Permian is a guarantor under the Oasis Credit Facility.
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
The Oasis Credit Facility contains covenants that include, among others:
•a prohibition against incurring debt, subject to permitted exceptions;
•a prohibition against making dividends, distributions and redemptions, subject to permitted exceptions;
•a prohibition against making investments, loans and advances, subject to permitted exceptions;
•restrictions on creating liens and leases on our assets and our subsidiaries, subject to permitted exceptions;
•restrictions on merging and selling assets outside the ordinary course of business;
•restrictions on use of proceeds, investments, transactions with affiliates or change of principal business;
•a provision limiting crude oil and natural gas derivative financial instruments;
•a requirement that we maintain a ratio of consolidated EBITDAX (as defined in the Oasis Credit Facility) to consolidated Interest Expense (as defined in the Oasis Credit Facility) of no less than 2.5 to 1.0 for the four quarters ended on the last day of each quarter;
•a requirement that we maintain a Current Ratio (as defined in the Oasis Credit Facility) of consolidated current assets (including unused borrowing base committed capacity and with exclusions as described in the Oasis Credit Facility) to consolidated current liabilities (with exclusions as described in the Oasis Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter; and
•if the Aggregate Elected Commitment Amounts (as defined in the Oasis Credit Facility) exceed 85% of the effective borrowing base (“Trigger”), we are required to maintain a ratio of total debt (as defined in the Oasis Credit Facility) to consolidated EBITDAX (as defined in the Oasis Credit Facility) (the “Leverage Ratio”). The Leverage Ratio will be first tested during the quarter in which the Trigger occurs. The Leverage Ratio shall continue to be tested as long as the Aggregate Elected Commitment Amounts exceed 85% of the effective borrowing base, and shall not exceed 4.25 to 1.00 for the first two quarters and 4.00 to 1.00 for each fiscal quarter thereafter.
The Oasis Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable.
As of June 30, 2019, we had $531.0 million of borrowings at a weighted average interest rate of 4.2% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $805.0 million. We were in compliance with the financial covenants of the Oasis Credit Facility as of June 30, 2019. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.

OMP Operating LLC revolving line of credit. Through our majority ownership of OMP, we have access to the OMP Credit Facility, which is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. On May 6, 2019, OMP entered into an amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. As of June 30, 2019, the OMP Credit Facility has an aggregate amount of commitments of $475.0 million and has a maturity date of September 25, 2022.
At June 30, 2019, we had $408.0 million of borrowings at a weighted average interest rate of 4.2% and $8.2 million of outstanding letters of credit issued under the OMP Credit Facility, resulting in an unused borrowing capacity of $58.8 million.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (i) consolidated total leverage ratio, (ii) consolidated senior secured leverage ratio and (iii) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at June 30, 2019.
Senior unsecured notes. As of June 30, 2019, our long-term debt includes outstanding senior unsecured note obligations of $1,739.4 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, we have the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of June 30, 2019.
Senior unsecured convertible notes. At June 30, 2019, we had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms.
We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of June 30, 2019, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of June 30, 2019.
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
The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses included in our exploration and production segment to the non-GAAP financial measure of E&P Cash G&A for the periods presented:

Exploration and Production
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
E&P general and administrative expenses	$25,761	$23,492	$53,288	$46,971
Equity-based compensation expenses	(8,522)	(7,012)	(17,102)	(13,463)
E&P Cash G&A	$17,239	$16,480	$36,186	$33,508
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Interest expense	$43,186	$40,910	$87,654	$78,056
Capitalized interest	3,645	4,227	6,463	8,678
Amortization of deferred financing costs	(1,823)	(1,937)	(3,593)	(3,698)
Amortization of debt discount	(3,006)	(2,731)	(5,890)	(5,349)
Cash Interest	$42,002	$40,469	$84,634	$77,687
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
The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Net income (loss) including non-controlling interests	$51,174	$(316,301)	$(56,804)	$(312,589)
(Gain) loss on sale of properties	276	(1,954)	3,198	(1,954)
Loss on extinguishment of debt	—	13,651	—	13,651
Net (gain) loss on derivative instruments	(34,749)	120,285	82,862	191,401
Derivative settlements(1)	(9,817)	(59,849)	3,629	(96,823)
Interest expense, net of capitalized interest	43,186	40,910	87,654	78,056
Depreciation, depletion and amortization	177,358	153,570	367,191	302,835
Impairment	24	384,135	653	384,228
Exploration expenses	887	617	1,717	1,386
Equity-based compensation expenses	8,911	7,376	17,924	14,130
Income tax (benefit) expense	12,240	(101,001)	8,537	(100,173)
Other non-cash adjustments	120	(226)	2,395	(17)
Adjusted EBITDA	249,610	241,213	518,956	474,131
Adjusted EBITDA attributable to non-controlling interests	11,693	5,148	21,896	9,452
Adjusted EBITDA attributable to Oasis	237,917	236,065	497,060	464,679
Cash Interest	(42,002)	(40,469)	(84,634)	(77,687)
Capital expenditures(2)	(294,875)	(358,534)	(521,668)	(1,525,762)
Capitalized interest	3,645	4,227	6,463	8,678
Free Cash Flow	$(95,315)	$(158,711)	$(102,779)	$(1,130,092)

Net cash provided by operating activities	$214,006	$303,657	$388,932	$532,016
Derivative settlements(1)	(9,817)	(59,849)	3,629	(96,823)
Interest expense, net of capitalized interest	43,186	40,910	87,654	78,056
Exploration expenses	887	617	1,717	1,386
Deferred financing costs amortization and other	(5,315)	(5,043)	(12,245)	(10,518)
Current tax (benefit) expense	76	120	(80)	120
Changes in working capital	6,467	(38,973)	46,954	(30,089)
Other non-cash adjustments	120	(226)	2,395	(17)
Adjusted EBITDA	249,610	241,213	518,956	474,131
Adjusted EBITDA attributable to non-controlling interests	11,693	5,148	21,896	9,452
Adjusted EBITDA attributable to Oasis	237,917	236,065	497,060	464,679
Cash Interest	(42,002)	(40,469)	(84,634)	(77,687)
Capital expenditures(2)	(294,875)	(358,534)	(521,668)	(1,525,762)
Capitalized interest	3,645	4,227	6,463	8,678
Free Cash Flow	$(95,315)	$(158,711)	$(102,779)	$(1,130,092)

___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)Capital expenditures (including acquisitions) reflected in the table above differ from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in this table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis. Acquisitions totaled $5.8 million for the three and six months ended June 30, 2019, and $3.5 million and $894.5 million for the three and six months ended June 30, 2018, respectively.
The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Income (loss) before income taxes including non-controlling interests	$14,925	$(454,662)	$(141,533)	$(482,847)
(Gain) loss on sale of properties	276	(1,954)	3,198	(1,954)
Loss on extinguishment of debt	—	13,651	—	13,651
Net (gain) loss on derivative instruments	(34,749)	120,285	82,862	191,401
Derivative settlements(1)	(9,817)	(59,849)	3,629	(96,823)
Interest expense, net of capitalized interest	38,977	40,727	79,697	77,611
Depreciation, depletion and amortization	172,687	149,250	357,506	294,454
Impairment	24	384,135	653	384,228
Exploration expenses	887	617	1,717	1,386
Equity-based compensation expenses	8,522	7,012	17,102	13,463
Other non-cash adjustments	120	(226)	2,395	(17)
Adjusted EBITDA	$191,852	$198,986	$407,226	$394,553
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Midstream Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Income before income taxes including non-controlling interests	$51,016	$37,815	$97,074	$69,796
Interest expense, net of capitalized interest	4,209	183	7,957	445
Depreciation, depletion and amortization	8,893	6,900	18,080	13,529
Equity-based compensation expenses	515	409	980	780
Adjusted EBITDA	$64,633	$45,307	$124,091	$84,550

Well Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Income before income taxes including non-controlling interests	$1,499	$8,051	$2,319	$16,158
Depreciation, depletion and amortization	3,358	3,930	7,287	7,619
Equity-based compensation expenses	527	409	1,088	795
Adjusted EBITDA	$5,384	$12,390	$10,694	$24,572

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$42,757	$(320,204)	$(72,125)	$(319,614)
(Gain) loss on sale of properties	276	(1,954)	3,198	(1,954)
Loss on extinguishment of debt	—	13,651	—	13,651
Net (gain) loss on derivative instruments	(34,749)	120,285	82,862	191,401
Derivative settlements(1)	(9,817)	(59,849)	3,629	(96,823)
Impairment	24	384,135	653	384,228
Amortization of deferred financing costs	1,823	1,937	3,593	3,698
Amortization of debt discount	3,006	2,731	5,890	5,349
Other non-cash adjustments	120	(226)	2,395	(17)
Tax impact(2)	7,565	(111,592)	14,273	(121,102)
Adjusted Net Income Attributable to Oasis	$11,005	$28,914	$44,368	$58,817

Diluted earnings (loss) attributable to Oasis per share	$0.14	$(1.02)	$(0.23)	$(1.06)
(Gain) loss on sale of properties	—	(0.01)	0.01	(0.01)
Loss on extinguishment of debt	—	0.04	—	0.04
Net (gain) loss on derivative instruments	(0.11)	0.38	0.26	0.63
Derivative settlements(1)	(0.03)	(0.19)	0.01	(0.32)
Impairment	—	1.23	—	1.26
Amortization of deferred financing costs	0.01	0.01	0.01	0.01
Amortization of debt discount	0.01	0.01	0.02	0.02
Other non-cash adjustments	—	—	0.01	—
Tax impact(2)	0.01	(0.36)	0.05	(0.38)
Adjusted Diluted Earnings Attributable to Oasis Per Share	$0.03	$0.09	$0.14	$0.19

Diluted weighted average shares outstanding(3)	314,982	315,664	316,081	304,859

Effective tax rate applicable to adjustment items	19.2%	24.2%	(14.0)%	24.2%
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(2)The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.
(3)No unvested stock awards were included in computing Adjusted Diluted Earnings Attributable to Oasis Per Share for the three months ended June 30, 2019 because the effect was anti-dilutive under the treasury stock method. For the six months ended June 30, 2019 and the three and six months ended June 30, 2018, we included 1,357,000, 2,592,000 and 3,207,000, respectively, of unvested stock awards in computing Adjusted Diluted Earnings Attributable to Oasis Per Share due to the dilutive effect under the treasury stock method.
Fair Value of Financial Instruments
See Note 7 — Fair Value Measurements to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2018 Annual Report, other than as disclosed in Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements..
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
As of June 30, 2019, we utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the volatility of crude oil and natural gas prices on a significant portion of its future expected crude oil and natural gas production. Our fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, we either receive an amount from its counterparty, or pay an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of June 30, 2019:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Assets (Liabilities)
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2019	Fixed price swaps	NYMEX WTI	4,000,000	Bbl	$57.04					$(3,303)
Crude oil	2019	Basis swaps	ICE Brent-NYMEX WTI	60,000	Bbl		$9.68				86
Crude oil	2019	Basis swaps	Midland-NYMEX WTI	120,000	Bbl		$(6.71)				(740)
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	366,000	Bbl		$4.55				90
Crude oil	2019	Two-way collar	NYMEX WTI	2,592,000	Bbl				$57.87	$74.22	7,308
Crude oil	2019	Three-way collar	NYMEX WTI	2,196,000	Bbl			$40.14	$51.52	$65.92	(284)
Crude oil	2020	Fixed price swaps	NYMEX WTI	2,597,000	Bbl	$59.30					6,728
Crude oil	2020	Two-way collar	NYMEX WTI	434,000	Bbl				$58.07	$74.64	1,835
Crude oil	2020	Three-way collar	NYMEX WTI	4,268,000	Bbl			$40.00	$53.49	$64.49	4,790
Crude oil	2021	Fixed price swaps	NYMEX WTI	93,000	Bbl	$58.85					357
Crude oil	2021	Three-way collar	NYMEX WTI	310,000	Bbl			$40.00	$52.97	$63.76	376
Natural gas	2019	Fixed price swaps	NYMEX HH	5,520,000	MMBtu	$2.92					3,037
											$20,280
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $64.9 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $64.1 million.
Interest rate risk. At June 30, 2019, we had (i) $71.8 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,267.6 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $300.0 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding.
At June 30, 2019, we had $531.0 million of borrowings and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an Alternate Based Rate or “ABR” loan). At June 30, 2019, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR plus a 1.75% margin. On a quarterly basis, we also pay a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
At June 30, 2019, we had $408.0 million of borrowings and $8.2 million of outstanding letters of credit issued under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility based on OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At June 30, 2019, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and six months ended June 30, 2019, we recorded $0.1 million of bad debt expense as a result of our assessment that it is probable certain receivables may not be collected. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are Lenders under the Oasis Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other Lenders under the Oasis Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $20.3 million at June 30, 2019.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, and as a result of the remediation of the material weakness described in “Management’s report on internal control over financial reporting” in our 2018 Annual Report under Part II, Item 9A. “Controls and Procedures,” our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Remediation of Previously Identified Material Weakness
Our remediation plan, which was developed and executed in response to the identified material weakness, implements certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), including, but not limited to, the following efforts:
•Enhancement of the controls over all purchase and sale arrangements;
•Revision and communication of the accounting controls, policies and procedures relating to the application of Accounting Standards Codification 845, Nonmonetary Transactions (“ASC 845”); and
•Enhancement of integration and documentation of standards within and between accounting, marketing and other key departments to timely identify transactions that are subject to ASC 845.
During the quarter ended June 30, 2019, management completed the testing and evaluation of the operating effectiveness of the enhanced controls, and based on the results of the testing, the controls were determined to be designed and operating effectively as of June 30, 2019. Accordingly, management concluded the previously identified and reported material weakness was remediated as of June 30, 2019.
Changes in internal control over financial reporting
Except for the remediation of the previously reported material weakness, as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 2, 2019, Oasis, OPNA, Oasis Midstream Services LLC, Oasis Midstream Partners LP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 – April 30, 2019	1,313	$6.03	—	—
May 1 – May 31, 2019	2,401	5.73	—	—
June 1 – June 30, 2019	4,460	5.20	—	—
Total	8,174	$5.49	—	—
___________________
(1)Represents shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	First Amendment to the Third Amended and Restated Credit Agreement, dated as of April 15, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.1 to the Company's Quarterly Report Form 10-Q on May 8, 2019, and incorporated herein by reference).

10.2	First Amendment to Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 3, 2019, and incorporated herein by reference).

10.3	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of July 2, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	August 9, 2019	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)