Form 10-Q
period 2019-09-30
Oasis Petroleum Inc.
filed 2019-11-06
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at October 31, 2019: 321,311,099 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$19,425	$22,190
Accounts receivable, net	381,617	387,602
Inventory	36,758	33,128
Prepaid expenses	5,302	10,997
Derivative instruments	52,180	99,930
Intangible assets, net	—	125
Other current assets	332	183
Total current assets	495,614	554,155
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,374,506	8,912,189
Other property and equipment	1,339,268	1,151,772
Less: accumulated depreciation, depletion, amortization and impairment	(3,624,164)	(3,036,852)
Total property, plant and equipment, net	7,089,610	7,027,109
Assets held for sale, net	6,700	—
Derivative instruments	9,729	6,945
Long-term inventory	14,395	12,260
Operating right-of-use assets	21,255	—
Other assets	29,674	25,673
Total assets	$7,666,977	$7,626,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,003	$20,166
Revenues and production taxes payable	213,773	216,695
Accrued liabilities	325,445	331,651
Accrued interest payable	21,329	38,040
Derivative instruments	830	84
Advances from joint interest partners	3,649	5,140
Current operating lease liabilities	8,050	—
Other current liabilities	2,782	—
Total current liabilities	593,861	611,776
Long-term debt	2,798,859	2,735,276
Deferred income taxes	291,215	300,055
Asset retirement obligations	55,502	52,384
Liabilities held for sale	6,700	—
Derivative instruments	—	20
Operating lease liabilities	19,095	—
Other liabilities	2,084	7,751

Total liabilities	3,767,316	3,707,262
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value: 900,000,000 shares authorized; 324,235,047 shares issued and 321,343,995 shares outstanding at September 30, 2019 and 320,469,049 shares issued and 318,377,161 shares outstanding at December 31, 2018	3,186	3,157
Treasury stock, at cost: 2,891,052 and 2,091,888 shares at September 30, 2019 and December 31, 2018, respectively	(33,650)	(29,025)
Additional paid-in capital	3,104,938	3,077,755
Retained earnings	630,852	682,689
Oasis share of stockholders’ equity	3,705,326	3,734,576
Non-controlling interests	194,335	184,304
Total stockholders’ equity	3,899,661	3,918,880
Total liabilities and stockholders’ equity	$7,666,977	$7,626,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Revenues
Oil and gas revenues	$344,470	$454,195	$1,070,256	$1,218,639
Purchased oil and gas sales	79,352	172,985	337,212	368,758
Midstream revenues	50,023	31,187	149,617	88,451
Well services revenues	8,898	16,262	30,795	46,344
Total revenues	482,743	674,629	1,587,880	1,722,192
Operating expenses
Lease operating expenses	50,313	48,534	164,985	137,456
Midstream expenses	12,967	8,652	47,064	24,325
Well services expenses	6,151	11,405	21,595	32,352
Marketing, transportation and gathering expenses	32,659	30,713	96,097	74,559
Purchased oil and gas expenses	78,655	174,269	338,221	374,442
Production taxes	28,461	38,722	86,221	103,748
Depreciation, depletion and amortization	210,832	162,984	578,023	465,819
Exploration expenses	652	22,315	2,369	23,701
Impairment	—	—	653	384,228
General and administrative expenses	52,860	34,859	118,245	91,029
Total operating expenses	473,550	532,453	1,453,473	1,711,659
Gain (loss) on sale of properties	(752)	36,869	(3,950)	38,823
Operating income	8,441	179,045	130,457	49,356
Other income (expense)
Net gain (loss) on derivative instruments	47,922	(48,544)	(34,940)	(239,945)
Interest expense, net of capitalized interest	(43,897)	(39,560)	(131,551)	(117,616)
Loss on extinguishment of debt	—	(47)	—	(13,698)
Other income	473	111	706	146
Total other income (expense), net	4,498	(88,040)	(165,785)	(371,113)
Income (loss) before income taxes	12,939	91,005	(35,328)	(321,757)
Income tax benefit (expense)	17,372	(24,782)	8,835	75,391
Net income (loss) including non-controlling interests	30,311	66,223	(26,493)	(246,366)
Less: Net income attributable to non-controlling interests	10,023	3,882	25,344	10,907
Net income (loss) attributable to Oasis	$20,288	$62,341	$(51,837)	$(257,273)
Earnings (loss) attributable to Oasis per share:
Basic (Note 15)	$0.06	$0.20	$(0.16)	$(0.84)
Diluted (Note 15)	0.06	0.20	(0.16)	(0.84)
Weighted average shares outstanding:
Basic (Note 15)	315,135	313,167	314,863	305,533
Diluted (Note 15)	315,135	316,387	314,863	305,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2018	318,377	$3,157	2,092	$(29,025)	$3,077,755	$682,689	$184,304	$3,918,880
Equity-based compensation	4,360	25	—	—	9,462	—	119	9,606
Distributions to non-controlling interest owners	—	—	—	—	—	—	(4,937)	(4,937)
Treasury stock - tax withholdings	(686)	—	686	(4,261)	—	—	—	(4,261)
Other	—	—	—	—	(134)	—	(41)	(175)
Net income (loss)	—	—	—	—	—	(114,882)	6,904	(107,978)
Balance as of March 31, 2019	322,051	3,182	2,778	(33,286)	3,087,083	567,807	186,349	3,811,135
Equity-based compensation	(149)	1	—	—	9,465	—	100	9,566
Distributions to non-controlling interest owners	—	—	—	—	—	—	(5,156)	(5,156)
Treasury stock - tax withholdings	(8)	—	8	(44)	—	—	—	(44)
Other	—	—	—	—	(193)	—	(24)	(217)
Net income	—	—	—	—	—	42,757	8,417	51,174
Balance as of June 30, 2019	321,894	3,183	2,786	(33,330)	3,096,355	610,564	189,686	3,866,458
Equity-based compensation	(445)	3	—	—	8,583	—	84	8,670
Distributions to non-controlling interest owners	—	—	—	—	—	—	(5,458)	(5,458)
Treasury stock - tax withholdings	(105)	—	105	(320)	—	—	—	(320)
Net income	—	—	—	—	—	20,288	10,023	30,311
Balance as of September 30, 2019	321,344	$3,186	2,891	$(33,650)	$3,104,938	$630,852	$194,335	$3,899,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2017	269,295	$2,668	1,332	$(22,179)	$2,677,217	$717,985	$137,888	$3,513,579
Issuance of common stock in connection with acquisition	46,000	460	—	—	370,760	—	—	371,220
Equity-based compensation	2,758	26	—	—	7,116	—	66	7,208
Distributions to non-controlling interest owners	—	—	—	—	—	—	(3,450)	(3,450)
Treasury stock - tax withholdings	(690)	—	690	(6,021)	—	—	—	(6,021)
Other	—	—	—	—	(90)	—	—	(90)
Net income	—	—	—	—	—	590	3,122	3,712
Balance as of March 31, 2018	317,363	3,154	2,022	(28,200)	3,055,003	718,575	137,626	3,886,158
Equity-based compensation	625	—	—	—	7,730	—	100	7,830
Distributions to non-controlling interest owners	—	—	—	—	—	—	(3,396)	(3,396)
Treasury stock - tax withholdings	(3)	—	3	(43)	—	—	—	(43)
Other	—	—	—	—	128	—	(125)	3
Net income (loss)	—	—	—	—	—	(320,204)	3,903	(316,301)
Balance as of June 30, 2018	317,985	3,154	2,025	(28,243)	3,062,861	398,371	138,108	3,574,251
Equity-based compensation	498	3	—	—	7,781	—	114	7,898
Distributions to non-controlling interest owners	—	—	—	—	—	—	(3,547)	(3,547)
Treasury stock - tax withholdings	(64)	—	64	(742)	—	—	—	(742)
Net income	—	—	—	—	—	62,341	3,882	66,223
Balance as of September 30, 2018	318,419	$3,157	2,089	$(28,985)	$3,070,642	$460,712	$138,557	$3,644,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(26,493)	$(246,366)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	578,023	465,819
Loss on extinguishment of debt	—	13,698
(Gain) loss on sale of properties	3,950	(38,823)
Impairment	653	384,228
Deferred income taxes	(8,840)	(75,418)
Derivative instruments	34,940	239,945
Equity-based compensation expenses	26,370	21,586
Deferred financing costs amortization and other	18,190	20,074
Working capital and other changes:
Change in accounts receivable, net	1,555	(61,275)
Change in inventory	(3,676)	(12,076)
Change in prepaid expenses	4,153	1,196
Change in accounts payable, interest payable and accrued liabilities	22,280	50,308
Change in other assets and liabilities, net	(11,211)	(895)
Net cash provided by operating activities	639,894	762,001
Cash flows from investing activities:
Capital expenditures	(714,270)	(841,088)
Acquisitions	(8,337)	(579,886)
Proceeds from sale of properties	41,039	333,029
Costs related to sale of properties	—	(2,707)
Derivative settlements	10,752	(162,013)
Other	—	(1,038)
Net cash used in investing activities	(670,816)	(1,253,703)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	1,651,000	2,499,000
Principal payments on Revolving Credit Facilities	(1,600,000)	(1,959,000)
Repurchase of senior unsecured notes	—	(423,190)
Proceeds from issuance of senior unsecured notes	—	400,000
Deferred financing costs	(852)	(7,650)
Purchases of treasury stock	(4,625)	(6,806)
Distributions to non-controlling interests	(15,551)	(10,393)
Payments on finance lease liabilities	(1,423)	—
Other	(392)	(87)
Net cash provided by financing activities	28,157	491,874
Increase (decrease) in cash and cash equivalents	(2,765)	172
Cash and cash equivalents:
Beginning of period	22,190	16,720
End of period	$19,425	$16,892

Supplemental non-cash transactions:
Change in accrued capital expenditures	$(42,751)	$79,011
Change in asset retirement obligations	4,114	2,854
Issuance of shares in connection with acquisition	—	371,220
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
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and, based on an analysis of quantitative and qualitative factors, determined that the related impact was not material to the Company’s consolidated financial statements for any prior period. Therefore, amendments of previously filed reports are not required. In accordance with Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company has corrected the errors for the three and nine months ended September 30, 2018 by revising the unaudited condensed consolidated financial statements appearing herein.

For the three and nine months ended September 30, 2018, the revision did not impact the Company’s financial position or cash flows from operations, and the impacts to the Company’s Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Revision	As Revised	As Reported	Revision	As Revised

	(In thousands, except per share data)
Oil and gas revenues	$452,643	$1,552	$454,195	$1,212,235	$6,404	$1,218,639
Purchased oil and gas sales	46,356	126,629	172,985	121,971	246,787	368,758
Total revenues	546,448	128,181	674,629	1,469,001	253,191	1,722,192
Purchased oil and gas expenses	46,088	128,181	174,269	121,251	253,191	374,442
Total operating expenses	404,272	128,181	532,453	1,458,468	253,191	1,711,659
Net income (loss) attributable to Oasis	62,341	—	62,341	(257,273)	—	(257,273)
Income (loss) attributable to Oasis per share:
Basic	$0.20	$—	$0.20	$(0.84)	$—	$(0.84)
Diluted	$0.20	$—	$0.20	$(0.84)	$—	$(0.84)
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
Contingencies. Certain conditions may exist as of the date the Company’s consolidated financial statements are issued that may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, with input from legal counsel, assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in proceedings, the Company’s management, with input from legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of liability can be estimated, then the estimated undiscounted liability is accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed. Actual results could vary from these estimates and judgments.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. See Note 18 — Commitments and Contingencies for additional information regarding the Company’s contingencies.
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
Pursuant to the Second A&R Bobcat LLCA, upon the occurrence of a disproportionate capital contribution, the percentage interests of OMS and OMP in Bobcat DevCo will be adjusted to take into account the amount of the disproportionate capital contribution. During the three and nine months ended September 30, 2019, OMP made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $13.4 million and $66.2 million, respectively. As a result, OMS’s ownership interest in Bobcat DevCo decreased from 75% as of December 31, 2018 to 65.6% as of September 30, 2019.
Assignment of midstream assets in Delaware Basin
Effective November 1, 2019, the Company agreed to assign to Panther DevCo LLC (“Panther DevCo”), an indirect, wholly-owned subsidiary of OMP, certain crude oil gathering and produced water gathering and disposal assets (the “Delaware Midstream Assets”) under development to support the Company’s production in the Delaware Basin. OMP has agreed to reimburse the Company for all capital expenditures previously made with respect to the Delaware Midstream Assets, which is estimated to be approximately $25.0 million. OMP expects to fund this amount with borrowings under its revolving credit facility. Also, effective November 1, 2019, Panther DevCo entered into long-term commercial agreements with the Company, including a Crude Oil Gathering Agreement and a Produced Water Gathering and Disposal Agreement (collectively, the “Delaware Basin Commercial Agreements”), for crude oil and produced water midstream services in the Delaware Basin, which generally contain terms similar to those contained in the existing commercial agreements between OMP and the Company for midstream services in the Williston Basin. The Delaware Basin Commercial Agreements additionally provide the Company with certain purchase rights with respect to the Delaware Midstream Assets, and provide Panther DevCo with certain sale rights with respect to the Delaware Midstream Assets, in the event of a change of control of OMP or Panther DevCo, which purchase and sale rights will expire after two years.

4. Revenue Recognition
Disaggregation of revenues
Revenues associated with contracts with customers for crude oil, natural gas and natural gas liquids (“NGL”) sales were as follows for the three and nine months ended September 30, 2019 and 2018:

Exploration and Production Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Crude oil revenues	$318,564	$414,082	$964,662	$1,103,575
Purchased crude oil sales	77,018	169,531	330,594	364,404
Natural gas and NGL revenues	25,906	40,113	105,594	115,064
Purchased natural gas sales	2,334	1,616	6,590	2,161
Total exploration and production revenues	$423,822	$625,342	$1,407,440	$1,585,204
Revenues associated with contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements were as follows for the three and nine months ended September 30, 2019 and 2018:

Midstream Revenues(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Midstream service revenues
Crude oil and natural gas revenues	$21,653	$18,188	$69,189	$54,124
Produced and flowback water revenues	10,803	9,985	29,309	27,919
Total midstream service revenues	$32,456	$28,173	$98,498	$82,043
Midstream product revenues
Purchased crude oil sales	$—	$1,838	$28	$2,193
Natural gas and NGL revenues	16,424	—	46,541	—
Freshwater revenues	1,143	3,014	4,578	6,408
Total midstream product revenues	$17,567	$4,852	$51,147	$8,601
Total midstream revenues	$50,023	$33,025	$149,645	$90,644
__________________
(1)Represents midstream revenues, excluding all intercompany revenues for work performed by the midstream services business segment for the Company’s ownership interests that are eliminated in consolidation and are therefore not included in consolidated midstream services revenues.
Revenues associated with contracts with customers for well services were as follows for the three and nine months ended September 30, 2019 and 2018:

Well Services Revenues(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Hydraulic fracturing revenues	$8,228	$14,985	$28,631	$42,801
Equipment rental revenues	670	1,277	2,164	3,543
Total well services revenues	$8,898	$16,262	$30,795	$46,344
__________________
(1)Represents well services revenues, excluding all intercompany revenues for work performed by the well services business segment for the Company’s ownership interests that are eliminated in consolidation and are therefore not included in consolidated well services revenues.

Prior period performance obligations
For sales of commodities, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payment may not be received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. For the three and nine months ended September 30, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers primarily related to (i) temporary deficiency quantities under minimum volume commitments, which are recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires and (ii) aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. No material contract balances were recorded in the condensed consolidated financial statements at September 30, 2019 or December 31, 2018.
Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of September 30, 2019:

(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$3,003
2020	20,501
2021	25,082
2022	19,259
2023	12,642
Thereafter	14,642
Total	$95,129
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

Total inventory consists of the following:

	September 30, 2019	December 31, 2018

	(In thousands)
Inventory
Crude oil inventory	$14,823	$14,933
Equipment and materials	21,935	18,195
Total inventory	$36,758	$33,128

Long-term inventory
Linefill in third party pipelines	$14,395	$12,260
Total long-term inventory	$14,395	$12,260

Total	$51,153	$45,388

6. Accounts Receivable
The following table sets forth the Company’s accounts receivable, net:

	September 30, 2019	December 31, 2018

	(In thousands)
Trade accounts	$262,966	$245,546
Joint interest accounts	107,254	133,375
Other accounts	13,014	10,207
Total	383,234	389,128
Allowance for doubtful accounts	(1,617)	(1,526)
Total accounts receivable, net	$381,617	$387,602

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

	Fair value at September 30, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$145	$—	$—	$145
Commodity derivative instruments (see Note 8)	—	61,909	—	61,909
Total assets	$145	$61,909	$—	$62,054
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$830	$—	$830
Total liabilities	$—	$830	$—	$830

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$143	$—	$—	$143
Commodity derivative instruments (see Note 8)	—	106,875	—	106,875
Total assets	$143	$106,875	$—	$107,018
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$104	$—	$104
Total liabilities	$—	$104	$—	$104
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company compares the third party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the Company’s market credit spread. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.1 million at September 30, 2019 and by $0.2 million at December 31, 2018.

There were no transfers between fair value levels during the nine months ended September 30, 2019 and twelve months ended December 31, 2018.
8. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. The Company’s crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) and the average Argus WTI Houston crude oil index price (“Houston”). The Company’s natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
At September 30, 2019, the Company utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the volatility of crude oil and natural gas prices on a significant portion of its future expected crude oil and natural gas production. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, the Company either receives an amount from its counterparty, or pays an amount to its counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
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
At September 30, 2019, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Assets
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2019	Fixed price swaps	NYMEX WTI	2,275,000	Bbl	$57.49					$5,744
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	90,000	Bbl		$4.55				142
Crude oil	2019	Two-way collar	NYMEX WTI	1,274,000	Bbl				$58.07	$74.64	5,002
Crude oil	2019	Three-way collar	NYMEX WTI	1,092,000	Bbl			$40.00	$51.57	$65.40	768
Crude oil	2020	Fixed price swaps	NYMEX WTI	3,418,000	Bbl	$58.69					21,461
Crude oil	2020	Two-way collar	NYMEX WTI	2,378,000	Bbl				$52.11	$62.98	7,609
Crude oil	2020	Three-way collar	NYMEX WTI	4,574,000	Bbl			$40.00	$53.26	$64.48	15,871
Crude oil	2021	Fixed price swaps	NYMEX WTI	93,000	Bbl	$58.85					770
Crude oil	2021	Two-way collar	NYMEX WTI	62,000	Bbl				$50.50	$60.70	245
Crude oil	2021	Three-way collar	NYMEX WTI	734,000	Bbl			$40.00	$51.26	$64.05	2,101
Natural gas	2019	Fixed price swaps	NYMEX HH	2,760,000	MMBtu	$2.92					1,366
											$61,079

Subsequent to September 30, 2019, the Company entered into additional fixed price swaps and two-way collar options for crude oil with a weighted average floor price of $54.25 per Bbl. The commodity contracts included total notional amounts of 2,005,200 Bbls and 74,400 Bbls, which settle in 2020 and 2021, respectively, based on NYMEX WTI. These derivative instruments do not qualify for or were not designated as hedging instruments for accounting purposes.
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Location	2019	2018	2019	2018

	(In thousands)
Net gain (loss) on derivative instruments	$47,922	$(48,544)	$(34,940)	$(239,945)
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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2019
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/ Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$63,743	$(11,563)	$52,180
Commodity contracts	Derivative instruments — non-current assets	16,263	(6,534)	9,729
Total derivatives assets		$80,006	$(18,097)	$61,909
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$1,428	$(598)	$830
Commodity contracts	Derivative instruments — non-current liabilities	—	—	—
Total derivatives liabilities		$1,428	$(598)	$830

		December 31, 2018
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$110,729	$(10,799)	$99,930
Commodity contracts	Derivative instruments — non-current assets	8,251	(1,306)	6,945
Total derivatives assets		$118,980	$(12,105)	$106,875
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$84	$—	$84
Commodity contracts	Derivative instruments — non-current liabilities	20	—	20
Total derivatives liabilities		$104	$—	$104

9. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2019	December 31, 2018

	(In thousands)
Proved oil and gas properties(1)	$8,550,060	$7,878,104
Less: Accumulated depreciation, depletion, amortization and impairment	(3,400,802)	(2,853,353)
Proved oil and gas properties, net	5,149,258	5,024,751
Unproved oil and gas properties	824,446	1,034,085
Other property and equipment(2)	1,339,268	1,151,772
Less: Accumulated depreciation	(223,362)	(183,499)
Other property and equipment, net	1,115,906	968,273
Total property, plant and equipment, net	$7,089,610	$7,027,109
__________________
(1)Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $42.2 million and $40.5 million at September 30, 2019 and December 31, 2018, respectively.
(2)Included in the Company’s other property and equipment are estimates of future asset retirement costs of $1.4 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively.
10. Divestitures and Assets Held for Sale
Divestitures
The Company reviews portfolio opportunities on an ongoing basis and has engaged in various divestiture transactions over recent years. During the nine months ended September 30, 2019, the Company completed the final closing statements for the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin. The Company recognized an additional $3.2 million net loss on sale of properties, which includes customary closing adjustments, in its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019. In addition, the Company also sold partial interests in certain oil and gas properties in the Company’s exploration and production segment. During the three and nine months ended September 30, 2019, the Company recognized a $0.7 million net loss on sale of properties, which includes customary closing adjustments, in its Condensed Consolidated Statements of Operations.
Assets Held for Sale
Assets and liabilities held for sale represent the assets that are expected to be sold and the liabilities that are expected to be assumed by the purchaser, respectively. In October 2019, the Company completed the closings for two separate purchase and sale agreements to sell partial interests in certain non-operated oil and gas properties in the Williston Basin (the “2019 Divestitures”), which includes reimbursements for exploration and production capital expenditures of $6.7 million for the three and nine months ended September 30, 2019 and total cash proceeds of $0.5 million. The assets and liabilities held for sale are in the Company’s exploration and production segment. The transactions had effective dates of January 1, 2019 and June 1, 2019, and the final closing statements for the transactions were completed in October 2019. Upon closing these transactions, the Company recognized a $0.5 million net gain on sale of properties, which includes customary closing adjustments, subsequent to the quarter ended September 30, 2019.
The assets and liabilities sold in the 2019 Divestitures were classified as held for sale as of September 30, 2019. The Company did not have any assets or liabilities classified as held for sale as of December 31, 2018. The following table presents balance sheet data related to the assets and liabilities held for sale related to the 2019 Divestitures as of September 30, 2019:

September 30, 2019
(In thousands)
Assets:
Oil and gas properties (successful efforts method)	$6,700
Less: accumulated depreciation, depletion, amortization and impairment	—
Total assets held for sale, net	$6,700
Liabilities:
Accrued liabilities	$6,700
Total liabilities held for sale	$6,700

11. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2019	December 31, 2018

	(In thousands)
Oasis Credit Facility	$406,000	$468,000
OMP Credit Facility	431,000	318,000
Senior unsecured notes
6.50% senior unsecured notes due November 1, 2021	71,835	71,835
6.875% senior unsecured notes due March 15, 2022	901,480	901,480
6.875% senior unsecured notes due January 15, 2023	366,094	366,094
6.25% senior unsecured notes due May 1, 2026	400,000	400,000
2.625% senior unsecured convertible notes due September 15, 2023	300,000	300,000
Total principal of senior unsecured notes	2,039,409	2,039,409
Less: unamortized deferred financing costs on senior unsecured notes	(17,309)	(20,865)
Less: unamortized debt discount on senior unsecured convertible notes	(60,241)	(69,268)
Total long-term debt	$2,798,859	$2,735,276
Senior secured revolving line of credit. The Company has a senior secured revolving line of credit among OPNA, as borrower, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (the “Oasis Credit Facility”) with an overall senior secured line of credit of $3,000.0 million as of September 30, 2019, which has a maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of the Company’s senior unsecured notes due in 2022 and 2023, of which $1,267.6 million is outstanding, to the extent such senior unsecured notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of the Company’s senior unsecured convertible notes due in 2023, of which $300.0 million is outstanding, to the extent such senior unsecured convertible notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
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
On November 4, 2019, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of its borrowing base scheduled for October 1, 2019. As a result, the Company’s borrowing base decreased from $1,600.0 million to $1,300.0 million. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for April 1, 2020. Additionally, the Company entered into the third amendment to the Oasis Credit Facility, which decreased the Company’s aggregate elected commitment from $1,350.0 million to $1,100.0 million.
At September 30, 2019, the Company had $406.0 million of London Interbank Offered Rate (“LIBOR”) loans at a weighted average interest rate of 3.8% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $930.0 million. On a quarterly basis, the Company also pays a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. The Company was in compliance with the financial covenants of the Oasis Credit Facility as of September 30, 2019.
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

On May 6, 2019, OMP entered into an amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. On August 16, 2019, OMP entered into the third amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $475.0 million to $575.0 million and (ii) provide for the ability to further increase commitments to $775.0 million. As of September 30, 2019, the OMP Credit Facility has an aggregate amount of commitments of $575.0 million and has a maturity date of September 25, 2022.
At September 30, 2019, the Company had $431.0 million of borrowings outstanding under the OMP Credit Facility at a weighted average interest rate of 4.1%, and $8.2 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $135.8 million. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The Company was in compliance with the financial covenants under the OMP Credit Facility at September 30, 2019.
The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates.
Senior unsecured notes. At September 30, 2019, the Company had $1,739.4 million principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
Senior unsecured convertible notes. At September 30, 2019, the Company had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Company has the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of September 30, 2019, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, the Company was in compliance with the terms of the indentures for the Senior Convertible Notes as of September 30, 2019.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The fair value of the Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $1,792.4 million at September 30, 2019. The Notes are guaranteed on a senior unsecured basis by the Company, along with its material subsidiaries (the “Guarantors”), which are 100% owned by the Company. These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions. The indentures governing the Notes contain customary events of default.

12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2019:

(In thousands)
Balance at December 31, 2018	$52,449
Liabilities incurred during period	1,436
Liabilities settled during period	(644)
Accretion expense during period(1)	2,187
Revisions to estimates	647
Balance at September 30, 2019	$56,075
___________________
(1)Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.
At September 30, 2019, the current portion of the total ARO balance was approximately $0.6 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was (134.3)% on a pre-tax income of $12.9 million and 25.0% on a pre-tax loss of $35.3 million, respectively, as compared to an effective tax rate of 27.2% on a pre-tax income of $91.0 million and 23.4% on a pre-tax loss of $321.8 million for the three and nine months ended September 30, 2018, respectively.
The effective tax rate for the three months ended September 30, 2019 was lower than the statutory federal rate of 21% primarily due to the impact of non-controlling interests, partially offset by state income taxes and the impact of other permanent differences, primarily non-deductible executive compensation. The effective tax rate for the nine months ended September 30, 2019 was higher than the statutory federal rate of 21% primarily due to the impacts of non-controlling interests and state income taxes. These increases were offset by other permanent differences, primarily non-deductible executive compensation and equity-based compensation shortfalls.
The effective tax rate for the three months ended September 30, 2018 was higher than the statutory federal rate of 21% primarily due to state income taxes and the impact of non-deductible executive compensation. The effective tax rate for the nine months ended September 30, 2018 was higher than the statutory rate primarily due to state income taxes and the impact of a decrease in the Company’s deferred state tax rate, partially offset by the impact of non-deductible executive compensation.
14. Equity-Based Compensation
Restricted stock awards. The Company has granted restricted stock awards to employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period. The fair value of restricted stock awards is based on the closing sales price of the Company’s common stock on the date of grant or date of modification. Compensation expense is recognized ratably over the requisite service period.
During the nine months ended September 30, 2019, employees and non-employee directors of the Company were granted restricted stock awards equal to 4,051,325 shares of common stock with a $6.62 weighted average grant date per share value. Equity-based compensation expense recorded for restricted stock awards was $5.8 million and $18.4 million for the three and nine months ended September 30, 2019, respectively, and $5.1 million and $14.7 million for the three and nine months ended September 30, 2018, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the nine months ended September 30, 2019:

Risk-free interest rate	2.55% - 2.56%
Oasis volatility	71.17%
Oasis initial value	$5.85
Oasis stock price on date of grant	$6.63
During the nine months ended September 30, 2019, officers of the Company were granted 1,685,090 PSUs with a $6.80 weighted average grant date per unit value. Equity-based compensation expense recorded for PSUs was $2.5 million and $7.5 million for the three and nine months ended September 30, 2019, respectively, and $2.2 million and $6.3 million for the three and nine months ended September 30, 2018, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
During the nine months ended September 30, 2019, the Company granted 341,290 OMP Phantom Unit Awards to certain employees of Oasis with a weighted average grant date fair value of $18.57 per unit. Equity-based compensation expense recorded for the OMP Phantom Unit Awards was $0.1 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP restricted unit awards. During the nine months ended September 30, 2019, independent directors of OMP were granted 16,170 restricted unit awards, which vest over a one-year period with a weighted average grant date fair value of $18.57 per common unit. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation cost is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Equity-based compensation expense recorded for these awards was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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

The following is a calculation of the basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Basic and diluted weighted average common shares outstanding	315,135	313,167	314,863	305,533
Dilutive effect of restricted stock awards and PSUs(1)	—	3,220	—	—
Diluted weighted average common shares outstanding	315,135	316,387	314,863	305,533
___________________
(1)No unvested stock awards were included in computing earnings (loss) per share for the three and nine months ended September 30, 2019 and for the nine months ended September 30, 2018 because the effects were anti-dilutive.

For the nine months ended September 30, 2019 and 2018, respectively, the Company incurred a net loss, and therefore the diluted loss per share calculation for the period excludes the anti-dilutive effect of unvested stock awards. In addition, the diluted earnings per share calculation for the three months ended September 30, 2019 and 2018, respectively, exclude the dilutive effect of unvested stock awards that were anti-dilutive under the treasury stock method. The following is a calculation of weighted average common shares excluded from diluted earnings (loss) per share due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Restricted stock awards and PSUs	9,825	4,180	10,106	7,284
The Company issued its Senior Convertible Notes in September 2016 (see Note 11 — Long-Term Debt). The Company has the option to settle conversions of its Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of September 30, 2019 and 2018, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.
16. Business Segment Information
The Company’s exploration and production segment is engaged in the acquisition and development of oil and natural gas properties. Revenues for the exploration and production segment are derived from the sale of crude oil and natural gas production. The Company’s midstream services business segment performs produced and flowback water gathering and disposal services, fresh water services, natural gas gathering and processing and crude oil gathering and transportation and other midstream services for crude oil and natural gas wells operated by the Company as well as third-party operated wells. Revenues for the midstream segment are primarily derived from produced and flowback water pipeline transport, produced and flowback water disposal, fresh water sales, natural gas gathering and processing and crude oil gathering, blending, stabilization and transportation. The Company’s well services business segment performs completion services for the Company’s crude oil and natural gas wells. Revenues for the well services segment are derived from providing well services, product sales and equipment rentals. The revenues and expenses related to work performed by OMP, OMS and OWS for the Company’s ownership interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated working interest owners are included in the Company’s Condensed Consolidated Statements of Operations. These segments represent the Company’s three operating units, each offering different products and services. The Company’s corporate activities have been allocated to the supported business segments accordingly.
Management evaluates the performance of the Company’s business segments based on operating income, which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization (“DD&A”).
For the three and nine months ended September 30, 2018, the Company has revised the condensed consolidated financial statements and business segment financial information to reflect the correction of errors related to the manner in which it accounted for certain crude oil purchase and sale arrangements, which are included in the Company’s exploration and production segment and had no effect on operating income. Please see Note 2 — Summary of Significant Accounting Policies for more information related to the revision.

The following table summarizes financial information for the Company’s three business segments for the periods presented:

	Exploration and Production	Midstream Services	Well Services	Eliminations	Consolidated

	(In thousands)
Three months ended September 30, 2019:
Revenues from non-affiliates	$423,822	$50,023	$8,898	$—	$482,743
Inter-segment revenues	—	73,388	21,511	(94,899)	—
Total revenues	423,822	123,411	30,409	(94,899)	482,743
Operating income (loss)	(51,476)	64,299	236	(4,618)	8,441
Other income (expense), net	8,871	(4,512)	139	—	4,498
Income (loss) before income taxes including non-controlling interests	$(42,605)	$59,787	$375	$(4,618)	$12,939
General and administrative	$46,377	$7,842	$6,489	$(7,848)	$52,860
Equity-based compensation	8,246	383	42	(225)	8,446

Three months ended September 30, 2018:
Revenues from non-affiliates	$625,342	$33,025	$16,262	$—	$674,629
Inter-segment revenues	—	42,745	40,177	(82,922)	—
Total revenues	625,342	75,770	56,439	(82,922)	674,629
Operating income	146,969	31,326	9,237	(8,487)	179,045
Other expense, net	(87,594)	(367)	(79)	—	(88,040)
Income before income taxes including non-controlling interests	$59,375	$30,959	$9,158	$(8,487)	$91,005
General and administrative	$30,454	$5,614	$5,437	$(6,646)	$34,859
Equity-based compensation	7,102	442	354	(442)	7,456

Nine months ended September 30, 2019:
Revenues from non-affiliates	$1,407,440	$149,645	$30,795	$—	$1,587,880
Inter-segment revenues	—	199,793	71,526	(271,319)	—
Total revenues	1,407,440	349,438	102,321	(271,319)	1,587,880
Operating income (loss)	(30,657)	169,321	2,538	(10,745)	130,457
Other income (expense), net	(153,481)	(12,460)	156	—	(165,785)
Income (loss) before income taxes including non-controlling interests	$(184,138)	$156,861	$2,694	$(10,745)	$(35,328)
General and administrative	$99,665	$24,683	$20,038	$(26,141)	$118,245
Equity-based compensation	25,348	1,363	1,130	(1,471)	26,370

Nine months ended September 30, 2018:
Revenues from non-affiliates	$1,585,204	$90,644	$46,344	$—	$1,722,192
Inter-segment revenues	—	119,095	114,898	(233,993)	—
Total revenues	1,585,204	209,739	161,242	(233,993)	1,722,192
Operating income (loss)	(53,159)	101,457	25,415	(24,357)	49,356
Other expense, net	(370,311)	(703)	(99)	—	(371,113)
Income (loss) before income taxes including non-controlling interests	$(423,470)	$100,754	$25,316	$(24,357)	$(321,757)
General and administrative	$77,425	$18,107	$17,084	$(21,587)	$91,029
Equity-based compensation	20,565	1,222	1,149	(1,350)	21,586

At September 30, 2019:
Property, plant and equipment, net	$6,236,331	$1,052,558	$27,712	$(226,991)	$7,089,610
Total assets(1)	6,736,948	1,088,728	33,292	(191,991)	7,666,977
At December 31, 2018:
Property, plant and equipment, net	$6,311,566	$893,285	$38,871	$(216,613)	$7,027,109
Total assets(1)	6,838,987	920,619	48,150	(181,614)	7,626,142
___________________
(1)Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.
17. Leases
As discussed in Note 2 — Summary of Significant Accounting Policies, the Company adopted ASC 842 as of January 1, 2019 using the modified retrospective method, which resulted in the Company recognizing operating lease ROU assets and lease liabilities of $31.1 million and $37.1 million, respectively. In addition, the Company recognized offsetting finance lease ROU assets and lease liabilities of $6.0 million. There was no impact to the opening equity balance as a result of adoption as the difference between the asset and liability balance is attributable to reclassifications of pre-existing balances, such as deferred rent, into the lease asset balance. Prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance, Accounting Standards Codification 840 (“ASC 840”).
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
The following table sets forth the Company’s components of lease costs for the periods presented:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(In thousands)
Operating lease costs	$4,986	$23,461
Variable lease costs(1)	1,730	6,733
Short-term lease costs	1,048	2,418
Finance lease costs:
Amortization of ROU assets	694	1,910
Interest on lease liabilities	72	196
Total lease costs	$8,530	$34,718
___________________
(1)Based on payments made by the Company to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs.
The amounts disclosed herein include costs associated with properties operated by the Company that are presented on a gross basis and do not reflect the Company’s net proportionate share of such amounts. A portion of these costs have been or will be billed to other working interest owners.
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
As of September 30, 2019, maturities of the Company’s lease liabilities are as follows:

	Operating Leases	Finance Leases

	(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$3,232	$729
2020	7,080	2,909
2021	2,704	2,136
2022	3,073	1,367
2023	2,365	274
Thereafter	12,802	684
Total future lease payments	$31,256	$8,099
Less: Imputed interest	4,111	652
Present value of future lease payments	$27,145	$7,447
As of December 31, 2018, future minimum annual rental commitments under non-cancelable leases under ASC 840 were as follows:

(In thousands)
2019	$8,723
2020	7,009
2021	6,005
2022	5,130
2023	4,361
Thereafter	13,134
Total future minimum lease payments	$44,362

Supplemental balance sheet information related to the Company’s leases are as follows:

	Balance Sheet Location	September 30, 2019
		(In thousands)
Assets
Operating lease assets	Operating right-of-use assets	$21,255
Finance lease assets(1)	Other assets	7,406
Total lease assets		$28,661
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$8,050
Finance lease liabilities	Other current liabilities	2,698
Long-term
Operating lease liabilities	Operating lease liabilities	19,095
Finance lease liabilities	Other liabilities	4,748
Total lease liabilities		$34,591
___________________
(1)Finance lease ROU assets are recorded net of accumulated amortization of $1.9 million as of September 30, 2019.
Supplemental cash flow information and non-cash transactions related to the Company’s leases are as follows:

September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,985
Operating cash flows from finance leases	196
Financing cash flows from finance leases	1,423
ROU assets obtained in exchange for lease obligations
Operating leases	$12,746
Finance leases	3,427
Weighted-average remaining lease terms and discount rates for the Company’s leases are as follows:

As of September 30, 2019
Operating Leases
Weighted average remaining lease term	6.7 years
Weighted average discount rate	3.6%
Finance Leases
Weighted average remaining lease term	4.1 years
Weighted average discount rate	3.8%

18. Commitments and Contingencies
As of September 30, 2019, there have been no material changes to the Company’s future commitments disclosed in Note 20 — Commitments and Contingencies in the Company’s 2018 Annual Report, except as noted below. The amounts disclosed represent undiscounted cash flows on a gross basis.
Volume commitment agreements. As of September 30, 2019, the Company had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 47.6 MMBbls of crude oil, 37.3 MMBbls of natural gas liquids, 869.5 Bcf of natural gas and 18.1 MMBbls of water, prior to any applicable volume credits, within specified timeframes, all of which are 25 years or less. As of September 30, 2019, the estimable future commitments under these agreements were approximately $612.1 million. The future commitments under certain agreements cannot be estimated as they are based on fixed differentials relative to a commodity index price under the agreements as compared to the differential relative to a commodity index price for the Williston Basin for the production month. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019.

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
During the quarter ended September 30, 2019, a loss accrual was recorded in the amount of $20 million, which the Company believes is the estimable amount of loss that could potentially be incurred from its pending legal proceedings based upon currently available information. This amount was recognized in accrued liabilities in the Company’s Condensed Consolidated Balance Sheet and general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
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
On March 2, 2018, Mirada filed a fourth amended petition that described Mirada’s alleged ownership and assignment of interests in assets purportedly governed by agreements at issue in the lawsuit. On August 31, 2018, Mirada filed a fifth amended petition that added OMP as a defendant, asserting that it was created in bad faith in an effort to avoid contractual obligations owed to Mirada.
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to the Company. The Company filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims.
On July 2, 2019, Oasis, OPNA, OMS, OMP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, OMP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC are agents of Oasis. Mirada also changed its allegation that it may elect a new operator to allege that Mirada may remove Oasis as operator.

On November 1, 2019, the Oasis Entities amended their counterclaim against Mirada for a judgment declaring that a provision in one of the agreements does not incorporate by reference any provisions in a certain participation agreement and joint operating agreement. The additional counterclaim also seeks attorney’s fees, costs and expenses. On the same day, the Oasis Entities filed an amended answer asserting additional defenses against Mirada’s claims.
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
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of the Company (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum, LLC, pending in the United States District Court for the Western District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all Operators, Technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all Operators, Technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Company cannot predict whether such a motion will be filed or a class certified.
The Company believes that Mr. Solomon’s claims are without merit and that OP LLC has complied with its obligations under the FLSA and Title 29. OP LLC has filed an answer denying all of Mr. Solomon’s claims and intends to vigorously defend against the claims. The Company cannot predict or guarantee the ultimate outcome or resolutions of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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
The following financial information reflects consolidating financial information of the parent company, Oasis Petroleum Inc. (“Issuer”), its Guarantors on a combined basis (the “Combined Guarantor Subsidiaries”) and the Non-Guarantor Subsidiaries on a combined basis, prepared on the equity basis of accounting. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantors.
During the preparation of the condensed consolidating financial information as of and for the three and six months ended June 30, 2019, the Company identified errors primarily relating to the presentation of non-controlling interests and equity in earnings of subsidiaries in the financial information of the Combined Guarantor Subsidiaries and the related intercompany eliminations.
•Condensed Consolidating Balance Sheet. As of December 31, 2018, it was determined that (1) in the Issuer’s financial information, investment in and advances to subsidiaries and Oasis share of stockholders’ equity were both overstated by $9.6 million, (2) in the Combined Guarantor Subsidiaries financial information, investment in and advances to subsidiaries and non-controlling interests were overstated by $11.1 million and $184.3 million, respectively, and Oasis share of stockholders’ equity was understated by $173.2 million and (3) in the intercompany eliminations financial information, investments in and advances to subsidiaries and non-controlling interests were understated by $20.7 million and $184.3 million, respectively, and Oasis share of stockholders’ equity was overstated by $163.6 million.
•Condensed Consolidated Statements of Operations. For the three months ended September 30, 2018, it was determined that equity in earnings of subsidiaries and net income attributable to non-controlling interests were overstated by $5.7 million and $3.9 million, respectively, in the Combined Guarantor Subsidiaries financial information and understated by $5.7 million and $3.9 million, respectively, in the intercompany eliminations financial information. For the nine months ended September 30, 2018, it was determined that equity in earnings of subsidiaries and net income attributable to non-controlling interests were overstated by $17.2 million and $10.9 million, respectively, in the Combined Guarantor Subsidiaries financial information and understated by $17.2 million and $10.9 million, respectively, in the intercompany eliminations financial information.
•Condensed Consolidated Statement of Cash Flows. For the nine months ended September 30, 2018, it was determined that cash paid for distributions to non-controlling interests was understated by $92.7 million in the Combined Guarantor Subsidiaries financial information and overstated by $92.7 million in the intercompany eliminations financial information, with the offsetting impacts in investment in subsidiaries / capital contributions from parent.
These errors in the condensed consolidated financial information, which the Company has determined are not material to this disclosure, were all eliminated in consolidation and therefore have no impact on the Company’s consolidated financial position, results of operations or cash flows. The Company has revised the condensed consolidating financial information as of December 31, 2018 and for the three and nine months ended September 30, 2018 to reflect the correction of these errors.
In addition, for the three and nine months ended September 30, 2018, the Company has revised the condensed consolidating financial information to reflect the correction of errors related to the manner in which it accounted for certain crude oil purchase and sale arrangements, which had no effect on the Company’s or any of its subsidiaries’ net income (loss). All impacts of this revision are included in the Combined Guarantor Subsidiaries financial information. Please see Note 2 — Summary of Significant Accounting Policies for more information related to this revision.

Condensed Consolidating Balance Sheet

	September 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$145	$14,608	$4,672	$—	$19,425
Accounts receivable, net	—	373,824	7,793	—	381,617
Accounts receivable - affiliates	549,167	72,492	77,393	(699,052)	—
Inventory	—	35,085	1,673	—	36,758
Prepaid expenses	90	4,248	964	—	5,302
Derivative instruments	—	52,180	—	—	52,180
Other current assets	—	195	137	—	332
Total current assets	549,402	552,632	92,632	(699,052)	495,614
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	9,393,370	—	(18,864)	9,374,506
Other property and equipment	—	249,572	1,089,696	—	1,339,268
Less: accumulated depreciation, depletion, amortization and impairment	—	(3,535,035)	(89,129)	—	(3,624,164)
Total property, plant and equipment, net	—	6,107,907	1,000,567	(18,864)	7,089,610
Assets held for sale, net	—	6,700	—	—	6,700
Investments in and advances to subsidiaries	4,941,278	372,784	—	(5,314,062)	—
Derivative instruments	—	9,729	—	—	9,729
Deferred income taxes	243,100	—	—	(243,100)	—
Long-term inventory	—	14,395	—	—	14,395
Operating right-of-use assets	—	15,310	5,945	—	21,255
Other assets	—	26,291	3,383	—	29,674
Total assets	$5,733,780	$7,105,748	$1,102,527	$(6,275,078)	$7,666,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$16,319	$1,684	$—	$18,003
Accounts payable - affiliates	45,723	626,561	26,769	(699,053)	—
Revenues and production taxes payable	—	212,602	1,171	—	213,773
Accrued liabilities	115	277,797	47,533	—	325,445
Accrued interest payable	20,758	298	273	—	21,329
Derivative instruments	—	830	—	—	830
Advances from joint interest partners	—	3,649	—	—	3,649
Current operating lease liabilities	—	5,077	2,973	—	8,050
Other current liabilities	—	2,773	9	—	2,782
Total current liabilities	66,596	1,145,906	80,412	(699,053)	593,861
Long-term debt	1,961,859	406,000	431,000	—	2,798,859
Deferred income taxes	—	534,315	—	(243,100)	291,215
Asset retirement obligations	—	53,906	1,596	—	55,502
Liabilities held for sale	—	6,700	—	—	6,700
Operating lease liabilities	—	16,116	2,979	—	19,095
Other liabilities	—	1,527	557	—	2,084
Total liabilities	2,028,455	2,164,470	516,544	(942,153)	3,767,316
Stockholders’ equity
Oasis share of stockholders’ equity	3,705,325	4,941,278	272,202	(5,213,479)	3,705,326
Non-controlling interests	—	—	313,781	(119,446)	194,335
Total stockholders’ equity	3,705,325	4,941,278	585,983	(5,332,925)	3,899,661
Total liabilities and stockholders’ equity	$5,733,780	$7,105,748	$1,102,527	$(6,275,078)	$7,666,977

Condensed Consolidating Balance Sheet

	December 31, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$179	$15,362	$6,649	$—	$22,190
Accounts receivable, net	—	385,121	2,481	—	387,602
Accounts receivable - affiliates	643,382	76,127	80,805	(800,314)	—
Inventory	—	33,106	22	—	33,128
Prepaid expenses	373	9,206	1,418	—	10,997
Derivative instruments	—	99,930	—	—	99,930
Intangible assets, net	—	125	—	—	125
Other current assets	—	183	—	—	183
Total current assets	643,934	619,160	91,375	(800,314)	554,155
Property, plant and equipment
Oil and gas properties (successful efforts method)	—	8,923,291	—	(11,102)	8,912,189
Other property and equipment	—	218,617	933,155	—	1,151,772
Less: accumulated depreciation, depletion, amortization and impairment	—	(2,974,122)	(62,730)	—	(3,036,852)
Total property, plant and equipment, net	—	6,167,786	870,425	(11,102)	7,027,109
Investments in and advances to subsidiaries	4,900,528	356,039	—	(5,256,567)	—
Derivative instruments	—	6,945	—	—	6,945
Deferred income taxes	219,670	—	—	(219,670)	—
Long-term inventory	—	12,260	—	—	12,260
Other assets	—	23,221	2,452	—	25,673
Total assets	$5,764,132	$7,185,411	$964,252	$(6,287,653)	$7,626,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$18,567	$1,599	$—	$20,166
Accounts payable - affiliates	43,113	724,187	33,014	(800,314)	—
Revenues and production taxes payable	—	216,114	581	—	216,695
Accrued liabilities	71	273,923	57,657	—	331,651
Accrued interest payable	37,096	502	442	—	38,040
Derivative instruments	—	84	—	—	84
Advances from joint interest partners	—	5,140	—	—	5,140
Total current liabilities	80,280	1,238,517	93,293	(800,314)	611,776
Long-term debt	1,949,276	468,000	318,000	—	2,735,276
Deferred income taxes	—	519,725	—	(219,670)	300,055
Asset retirement obligations	—	50,870	1,514	—	52,384
Derivative instruments	—	20	—	—	20
Other liabilities	—	7,751	—	—	7,751
Total liabilities	2,029,556	2,284,883	412,807	(1,019,984)	3,707,262
Stockholders’ equity
Oasis share of stockholders’ equity	3,734,576	4,900,528	238,630	(5,139,158)	3,734,576
Non-controlling interests	—	—	312,815	(128,511)	184,304
Total stockholders’ equity	3,734,576	4,900,528	551,445	(5,267,669)	3,918,880
Total liabilities and stockholders’ equity	$5,764,132	$7,185,411	$964,252	$(6,287,653)	$7,626,142

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$344,102	$—	$368	$344,470
Purchased oil and gas sales	—	79,352	—	—	79,352
Midstream revenues	—	2,190	100,693	(52,860)	50,023
Well services revenues	—	8,898	—	—	8,898
Total revenues	—	434,542	100,693	(52,492)	482,743
Operating expenses
Lease operating expenses	—	67,367	—	(17,054)	50,313
Midstream expenses	—	4	24,317	(11,354)	12,967
Well services expenses	—	6,151	—	—	6,151
Marketing, transportation and gathering expenses	—	44,409	—	(11,750)	32,659
Purchased oil and gas expenses	—	78,655	—	—	78,655
Production taxes	—	28,461	—	—	28,461
Depreciation, depletion and amortization	—	206,989	8,983	(5,140)	210,832
Exploration expenses	—	652	—	—	652
General and administrative expenses	569	48,944	7,579	(4,232)	52,860
Total operating expenses	569	481,632	40,879	(49,530)	473,550
Loss on sale of properties	—	(752)	—	—	(752)
Operating income (loss)	(569)	(47,842)	59,814	(2,962)	8,441
Other income (expense)
Equity in earnings of subsidiaries	54,755	42,317	—	(97,072)	—
Net gain on derivative instruments	—	47,922	—	—	47,922
Interest expense, net of capitalized interest	(33,133)	(6,252)	(4,512)	—	(43,897)
Other income	1	472	—	—	473
Total other income (expense), net	21,623	84,459	(4,512)	(97,072)	4,498
Income before income taxes	21,054	36,617	55,302	(100,034)	12,939
Income tax benefit (expense)	(766)	18,138	—	—	17,372
Net income including non-controlling interests	20,288	54,755	55,302	(100,034)	30,311
Less: Net income attributable to non-controlling interests	—	—	23,866	(13,843)	10,023
Net income attributable to Oasis	$20,288	$54,755	$31,436	$(86,191)	$20,288

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$454,195	$—	$—	$454,195
Purchased oil and gas sales	—	172,985	—	—	172,985
Midstream revenues	—	765	71,467	(41,045)	31,187
Well services revenues	—	16,262	—	—	16,262
Total revenues	—	644,207	71,467	(41,045)	674,629
Operating expenses
Lease operating expenses	—	63,099	—	(14,565)	48,534
Midstream expenses	—	528	19,816	(11,692)	8,652
Well services expenses	—	11,405	—	—	11,405
Marketing, transportation and gathering expenses	—	36,839	—	(6,126)	30,713
Purchased oil and gas expenses	—	174,329	—	(60)	174,269
Production taxes	—	38,722	—	—	38,722
Depreciation, depletion and amortization	—	159,843	7,189	(4,048)	162,984
Exploration expenses	—	22,315	—	—	22,315
General and administrative expenses	7,486	24,627	5,449	(2,703)	34,859
Total operating expenses	7,486	531,707	32,454	(39,194)	532,453
Gain on sale of properties	—	36,869	—	—	36,869
Operating income (loss)	(7,486)	149,369	39,013	(1,851)	179,045
Other income (expense)
Equity in earnings of subsidiaries	96,555	33,102	—	(129,657)	—
Net loss on derivative instruments	—	(48,544)	—	—	(48,544)
Interest expense, net of capitalized interest	(32,836)	(6,561)	(163)	—	(39,560)
Loss on extinguishment of debt	(47)	—	—	—	(47)
Other income (expense)	—	126	(15)	—	111
Total other income (expense), net	63,672	(21,877)	(178)	(129,657)	(88,040)
Income before income taxes	56,186	127,492	38,835	(131,508)	91,005
Income tax benefit (expense)	6,155	(30,937)	—	—	(24,782)
Net income including non-controlling interests	62,341	96,555	38,835	(131,508)	66,223
Less: Net income attributable to non-controlling interests	—	—	26,459	(22,577)	3,882
Net income attributable to Oasis	$62,341	$96,555	$12,376	$(108,931)	$62,341

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$1,069,888	$—	$368	$1,070,256
Purchased oil and gas sales	—	337,212	—	—	337,212
Midstream revenues	—	6,342	289,988	(146,713)	149,617
Well services revenues	—	30,795	—	—	30,795
Total revenues	—	1,444,237	289,988	(146,345)	1,587,880
Operating expenses
Lease operating expenses	—	208,514	—	(43,529)	164,985
Midstream expenses	—	2,527	79,257	(34,720)	47,064
Well services expenses	—	21,595	—	—	21,595
Marketing, transportation and gathering expenses	—	128,220	—	(32,123)	96,097
Purchased oil and gas expenses	—	338,221	—	—	338,221
Production taxes	—	86,221	—	—	86,221
Depreciation, depletion and amortization	—	566,812	26,474	(15,263)	578,023
Exploration expenses	—	2,369	—	—	2,369
Impairment	—	653	—	—	653
General and administrative expenses	15,964	91,121	24,108	(12,948)	118,245
Total operating expenses	15,964	1,446,253	129,839	(138,583)	1,453,473
Loss on sale of properties	—	(3,950)	—	—	(3,950)
Operating income (loss)	(15,964)	(5,966)	160,149	(7,762)	130,457
Other income (expense)
Equity in earnings of subsidiaries	39,118	114,570	—	(153,688)	—
Net loss on derivative instruments	—	(34,940)	—	—	(34,940)
Interest expense, net of capitalized interest	(98,424)	(20,658)	(12,469)	—	(131,551)
Other income (expense)	2	708	(4)	—	706
Total other income (expense), net	(59,304)	59,680	(12,473)	(153,688)	(165,785)
Income (loss) before income taxes	(75,268)	53,714	147,676	(161,450)	(35,328)
Income tax benefit (expense)	23,431	(14,596)	—	—	8,835
Net income (loss) including non-controlling interests	(51,837)	39,118	147,676	(161,450)	(26,493)
Less: Net income attributable to non-controlling interests	—	—	68,499	(43,155)	25,344
Net income (loss) attributable to Oasis	$(51,837)	$39,118	$79,177	$(118,295)	$(51,837)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Revenues
Oil and gas revenues	$—	$1,218,639	$—	$—	$1,218,639
Purchased oil and gas sales	—	368,758	—	—	368,758
Midstream revenues	—	2,832	199,446	(113,827)	88,451
Well services revenues	—	46,344	—	—	46,344
Total revenues	—	1,636,573	199,446	(113,827)	1,722,192
Operating expenses
Lease operating expenses	—	176,413	—	(38,957)	137,456
Midstream expenses	—	2,054	53,266	(30,995)	24,325
Well services expenses	—	32,352	—	—	32,352
Marketing, transportation and gathering expenses	—	92,164	—	(17,605)	74,559
Purchased oil and gas expenses	—	374,502	—	(60)	374,442
Production taxes	—	103,748	—	—	103,748
Depreciation, depletion and amortization	—	456,624	20,212	(11,017)	465,819
Exploration expenses	—	23,701	—	—	23,701
Impairment	—	384,228	—	—	384,228
General and administrative expenses	22,214	60,259	17,496	(8,940)	91,029
Total operating expenses	22,214	1,706,045	90,974	(107,574)	1,711,659
Gain on sale of properties	—	38,823	—	—	38,823
Operating income (loss)	(22,214)	(30,649)	108,472	(6,253)	49,356
Other income (expense)
Equity in earnings (loss) of subsidiaries	(149,295)	90,689	—	58,606	—
Net loss on derivative instruments	—	(239,945)	—	—	(239,945)
Interest expense, net of capitalized interest	(98,417)	(18,591)	(608)	—	(117,616)
Loss on extinguishment of debt	(13,698)	—	—	—	(13,698)
Other income (expense)	—	161	(15)	—	146
Total other expense, net	(261,410)	(167,686)	(623)	58,606	(371,113)
Income (loss) before income taxes	(283,624)	(198,335)	107,849	52,353	(321,757)
Income tax benefit	26,351	49,040	—	—	75,391
Net income (loss) including non-controlling interests	(257,273)	(149,295)	107,849	52,353	(246,366)
Less: Net income attributable to non-controlling interests	—	—	73,075	(62,168)	10,907
Net income (loss) attributable to Oasis	$(257,273)	$(149,295)	$34,774	$114,521	$(257,273)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(51,837)	$39,118	$147,676	$(161,450)	$(26,493)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(39,118)	(114,570)	—	153,688	—
Depreciation, depletion and amortization	—	566,812	26,474	(15,263)	578,023
Loss on sale of properties	—	3,950	—	—	3,950
Impairment	—	653	—	—	653
Deferred income taxes	(23,431)	14,591	—	—	(8,840)
Derivative instruments	—	34,940	—	—	34,940
Equity-based compensation expenses	13,933	12,134	303	—	26,370
Deferred financing costs amortization and other	12,582	4,948	660	—	18,190
Working capital and other changes:
Change in accounts receivable, net	94,214	9,858	(1,255)	(101,262)	1,555
Change in inventory	—	(3,676)	—	—	(3,676)
Change in prepaid expenses	283	3,416	454	—	4,153
Change in accounts payable, interest payable and accrued liabilities	(13,684)	(63,125)	(2,173)	101,262	22,280
Change in other assets and liabilities, net	—	(9,258)	(1,953)	—	(11,211)
Net cash provided by (used in) operating activities	(7,058)	499,791	170,186	(23,025)	639,894
Cash flows from investing activities:
Capital expenditures	—	(543,420)	(170,850)	—	(714,270)
Acquisitions	—	(8,337)	—	—	(8,337)
Proceeds from sale of properties	—	41,039	—	—	41,039
Derivative settlements	—	10,752	—	—	10,752
Net cash used in investing activities	—	(499,966)	(170,850)	—	(670,816)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	1,533,000	118,000	—	1,651,000
Principal payments on Revolving Credit Facilities	—	(1,595,000)	(5,000)	—	(1,600,000)
Deferred financing costs	—	(41)	(811)	—	(852)
Purchases of treasury stock	(4,625)	—	—	—	(4,625)
Distributions to non-controlling interests	—	—	(69,667)	54,116	(15,551)
Investment in subsidiaries / capital contributions from parent	11,649	62,824	(43,382)	(31,091)	—
Payments on finance lease liabilities	—	(1,364)	(59)	—	(1,423)
Other	—	2	(394)	—	(392)
Net cash provided by (used in) financing activities	7,024	(579)	(1,313)	23,025	28,157
Decrease in cash and cash equivalents	(34)	(754)	(1,977)	—	(2,765)
Cash and cash equivalents at beginning of period	179	15,362	6,649	—	22,190
Cash and cash equivalents at end of period	$145	$14,608	$4,672	$—	$19,425

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2018
	Parent/ Issuer	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$(257,273)	$(149,295)	$107,849	$52,353	$(246,366)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Equity in earnings (loss) of subsidiaries	149,295	(90,689)	—	(58,606)	—
Depreciation, depletion and amortization	—	456,624	20,212	(11,017)	465,819
Loss on extinguishment of debt	13,698	—	—	—	13,698
Gain on sale of properties	—	(38,823)	—	—	(38,823)
Impairment	—	384,228	—	—	384,228
Deferred income taxes	(26,351)	(49,067)	—	—	(75,418)
Derivative instruments	—	239,945	—	—	239,945
Equity-based compensation expenses	20,292	1,014	280	—	21,586
Deferred financing costs amortization and other	11,955	7,884	235	—	20,074
Working capital and other changes:
Change in accounts receivable, net	(227,589)	(77,231)	8,747	234,798	(61,275)
Change in inventory	—	(12,076)	—	—	(12,076)
Change in prepaid expenses	(350)	864	682	—	1,196
Change in accounts payable, interest payable and accrued liabilities	(12,270)	278,481	18,895	(234,798)	50,308
Change in other assets and liabilities, net	—	(895)	—	—	(895)
Net cash provided by (used in) operating activities	(328,593)	950,964	156,900	(17,270)	762,001
Cash flows from investing activities:
Capital expenditures	—	(621,269)	(219,819)	—	(841,088)
Acquisitions	—	(579,886)	—	—	(579,886)
Proceeds from sale of properties	—	333,029	—	—	333,029
Costs related to sale of properties	—	(2,707)	—	—	(2,707)
Derivative settlements	—	(162,013)	—	—	(162,013)
Other	—	(1,038)	—	—	(1,038)
Net cash used in investing activities	—	(1,033,884)	(219,819)	—	(1,253,703)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	—	2,376,000	123,000	—	2,499,000
Principal payments on Revolving Credit Facilities	—	(1,924,000)	(35,000)	—	(1,959,000)
Repurchase of senior unsecured notes	(423,190)	—	—	—	(423,190)
Proceeds from issuance of senior unsecured convertible notes	400,000	—	—	—	400,000
Deferred financing costs	(7,058)	(261)	(331)	—	(7,650)
Purchases of treasury stock	(6,806)	—	—	—	(6,806)
Distributions to non-controlling interests	—	—	(103,065)	92,672	(10,393)
Investment in subsidiaries / capital contributions from parent	365,601	(372,621)	82,422	(75,402)	—
Other	38	(125)	—	—	(87)
Net cash provided by financing activities	328,585	78,993	67,026	17,270	491,874

Increase (decrease) in cash and cash equivalents	(8)	(3,927)	4,107	—	172
Cash and cash equivalents at beginning of period	178	15,659	883	—	16,720
Cash and cash equivalents at end of period	$170	$11,732	$4,990	$—	$16,892

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
In an effort to improve price realizations from the sale of our crude oil and natural gas, we manage our commodity marketing activities in-house, which enables us to market and sell our crude oil and natural gas to a broader array of potential purchasers. We enter into crude oil and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. Currently, 90% of our gross operated crude oil production is connected to these gathering systems, which originate at the wellhead and reduce the need to transport barrels by truck from the wellhead. In the Williston Basin, our crude oil price differentials averaged approximately $1.00 per barrel discount to NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) during the first nine months of 2019. In the Delaware Basin, price differentials have improved throughout the year due to new pipelines coming online, averaging close to $1.00 below NYMEX WTI during the third quarter of 2019 as compared to more than $5.00 per barrel below NYMEX WTI in the first quarter of 2019. Expansions of pipelines will continue to improve differentials and provide ample takeaway for our Delaware Basin production.
Expected future commodity prices and estimates of future production play a significant role in determining impairment of proved oil and natural gas properties. As a result of lower commodity prices and lower recoverable reserves in the Williston Basin and Delaware Basin and their impact on our estimated future cash flows, we reviewed our proved oil and natural gas properties for impairment. As of September 30, 2019, the excess of our estimated undiscounted future cash flows over the carrying value of our proved oil and natural gas properties was $313.6 million in the Williston Basin and $252.9 million in the Delaware Basin. Our estimated undiscounted future cash flows include the cost benefits from consolidating our midstream and well services business segments. If we discontinue the operations of one or both of these business segments, our expected future costs would increase, which may cause the estimated undiscounted future cash flows to decline below the carrying value of our proved oil and natural gas properties. The underlying commodity prices included in our estimated undiscounted cash flows were determined using NYMEX forward strip prices for five years, escalating 3% per year thereafter. Our estimated undiscounted future cash flows also included a 3% inflation factor applied to the future operating and development costs after five years and every year thereafter. If expected future commodity prices decline by approximately 3% as compared to September 30, 2019, holding all other factors constant, the estimated undiscounted future cash flows may not exceed the carrying value of our proved oil and natural gas properties in the Williston Basin, and if expected future commodity prices decline by approximately 16% as compared to September 30, 2019, holding all other factors constant, the estimated undiscounted future cash flows may not exceed the carrying value of our proved oil and natural gas properties in the Delaware Basin. As a result, we may recognize proved property impairment charges in the future for the Williston Basin and Delaware Basin, and such impairment charges could exceed $2 billion and $350 million, respectively, assuming a discount rate of 10%. This sensitivity analysis decreased the expected future prices of both crude oil and natural gas, but a decline in the realized price of either commodity or an increase to costs greater than those described above may independently impact our estimated future cash flows.
Highlights:
•We produced 88,715 barrel of oil equivalent per day (“Boepd”) in the third quarter of 2019, which represents a 4% increase over third quarter 2018 and was 71% crude oil.
•We divested upstream assets in various packages located in the Williston Basin, resulting in approximately $41.0 million in cash proceeds.
•We reduced the debt under the Oasis Credit Facility by $125.0 million during the quarter to $406.0 million as of September 30, 2019.
•Lease operating expenses per barrel of oil equivalent (“Boe”) averaged $6.16 per Boe in the third quarter of 2019.
•Our crude oil differentials remained strong at $1.30 off of NYMEX WTI in the third quarter of 2019.

•Net cash provided by operating activities was $251.0 million for the three months ended September 30, 2019. Adjusted EBITDA, a non-GAAP financial measure, was $256.6 million for the three months ended September 30, 2019. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) including non-controlling interests and net cash provided by operating activities, see “Non-GAAP Financial Measures” below.
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

The following table summarizes our revenues and production data for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Operating results (in thousands)
Revenues
Crude oil revenues(1)	$318,564	$414,082	$(95,518)	$964,662	$1,103,575	$(138,913)
Natural gas revenues	25,906	40,113	(14,207)	105,594	115,064	(9,470)
Purchased oil and gas sales(1)	79,352	172,985	(93,633)	337,212	368,758	(31,546)
Midstream revenues	50,023	31,187	18,836	149,617	88,451	61,166
Well services revenues	8,898	16,262	(7,364)	30,795	46,344	(15,549)
Total revenues	$482,743	$674,629	$(191,886)	$1,587,880	$1,722,192	$(134,312)
Production data
Williston Basin
Crude oil (MBbls)	5,147	5,716	(569)	15,770	16,046	(276)
Natural gas (MMcf)	13,387	10,268	3,119	38,623	29,559	9,064
Oil equivalents (MBoe)	7,378	7,427	(49)	22,207	20,972	1,235
Average daily production (Boepd)	80,194	80,731	(537)	81,344	76,822	4,522
Delaware Basin
Crude oil (MBbls)	632	344	288	1,524	816	708
Natural gas (MMcf)	909	513	396	2,217	1,266	951
Oil equivalents (MBoe)	784	430	354	1,894	1,027	867
Average daily production (Boepd)	8,521	4,669	3,852	6,939	3,761	3,178
Total average daily production (Boepd)	88,715	85,400	3,315	88,283	80,583	7,700
Average sales prices
Crude oil, without derivative settlements (per Bbl)	$55.12	$68.33	$(13.21)	$55.78	$65.45	$(9.67)
Crude oil, with derivative settlements (per Bbl)(2)	56.03	57.50	(1.47)	56.19	55.78	0.41
Natural gas, without derivative settlements (per Mcf)(3)	1.81	3.72	(1.91)	2.59	3.73	(1.14)
Natural gas, with derivative settlements (per Mcf)(2)(3)	1.95	3.76	(1.81)	2.67	3.77	(1.10)
____________________
(1)We have revised the Condensed Consolidated Statements of Operations to correct the presentation of certain purchase and sale arrangements that should have been presented on a gross basis, which were previously recognized on a net basis in oil and gas revenues, by increasing purchased oil and gas sales, purchased oil and gas expenses and oil and gas revenues by $126.6 million, $128.2 million and $1.6 million, respectively, for the three months ended September 30, 2018 and by $246.8 million, $253.2 million and $6.4 million, respectively, for the nine months ended September 30, 2018. See Note 2 to our unaudited condensed consolidated financial statements for more information on this revision.
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

Three months ended September 30, 2019 as compared to three months ended September 30, 2018
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $109.7 million to $344.5 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease was primarily driven by a $100.6 million decrease due to the lower crude oil and natural gas sales prices, coupled with a $15.5 million decrease driven by lower crude oil production amounts sold quarter over quarter. These decreases were partially offset by a $6.4 million increase driven by higher natural gas production amounts sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $13.21 per barrel to an average of $55.12 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $1.91 per Mcf to an average of $1.81 per Mcf for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Average daily production sold increased by 3,315 Boepd to 88,715 Boepd quarter over quarter primarily due to an increase in natural gas production, offset by a decrease in crude oil production. The increase in average daily production sold was primarily a result of our 11.9 net well completions in the Williston Basin and 4.9 net well completions in the Delaware Basin during the three months ended September 30, 2019.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, decreased $93.6 million to $79.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to lower crude oil volumes purchased and sold in the Williston Basin.
Midstream revenues. Midstream revenues increased $18.8 million to $50.0 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by a $19.4 million increase related to higher natural gas volumes gathered, compressed and processed as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with higher natural gas sales resulting from the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018. These increases were offset by a decrease of $1.1 million related to lower freshwater sales.
Well services revenues. Our well services revenues decreased by $7.4 million to $8.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a $4.9 million decrease in well completion revenue due to decreased activity as a result of reducing to one fracturing crew in the third quarter of 2019, a $1.9 million decrease in product sales to third parties and a $0.6 million decrease in equipment rentals quarter over quarter.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $148.3 million, or 12%, to $1,070.3 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The lower crude oil and natural gas sales prices decreased revenues by $198.4 million, offset by a $50.0 million increase due to the higher crude oil and natural gas production amounts sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $9.67 per barrel to an average of $55.78 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $1.14 per Mcf to an average of $2.59 per Mcf for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Average daily production sold increased by 7,700 Boe per day to 88,283 Boe per day period over period. The increase in average daily production sold was primarily a result of our 54.0 total net well completions in the Williston Basin and 11.2 total net well completions in the Delaware Basin during the twelve months ended September 30, 2019.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, decreased $31.5 million to $337.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to lower crude oil volumes purchased and sold in the Williston Basin.
Midstream revenues. Midstream revenues were $149.6 million for the nine months ended September 30, 2019, which was a $61.2 million increase period over period. This increase was driven by a $60.4 million increase related to higher natural gas sales resulting from the commencement of third party natural gas purchase arrangements in the fourth quarter of 2018. Despite downtime at our natural gas processing plants during 2019, midstream revenues also increased due to higher natural gas volumes gathered, compressed and processed. These increases were offset by a $2.2 million decrease in revenues related to lower crude oil volumes gathered, stabilized and transported.
Well services revenues. Our well services revenues decreased by $15.5 million to $30.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was primarily driven by a $7.6 million decrease in well completion revenue due to decreased activity as a result of reducing to one fracturing crew in the third quarter of 2019, a $6.5 million decrease in product sales to third parties and a $1.3 million decrease in equipment rentals period over period.

Expenses and other income
The following table summarizes our operating expenses and other income and expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$50,313	$48,534	$1,779	$164,985	$137,456	$27,529
Midstream expenses	12,967	8,652	4,315	47,064	24,325	22,739
Well services expenses	6,151	11,405	(5,254)	21,595	32,352	(10,757)
Marketing, transportation and gathering expenses	32,659	30,713	1,946	96,097	74,559	21,538
Purchased oil and gas expenses(1)	78,655	174,269	(95,614)	338,221	374,442	(36,221)
Production taxes	28,461	38,722	(10,261)	86,221	103,748	(17,527)
Depreciation, depletion and amortization	210,832	162,984	47,848	578,023	465,819	112,204
Exploration expenses	652	22,315	(21,663)	2,369	23,701	(21,332)
Impairment	—	—	—	653	384,228	(383,575)
General and administrative expenses	52,860	34,859	18,001	118,245	91,029	27,216
Total operating expenses	473,550	532,453	(58,903)	1,453,473	1,711,659	(258,186)
Gain (loss) on sale of properties	(752)	36,869	(37,621)	(3,950)	38,823	(42,773)
Operating income	8,441	179,045	(170,604)	130,457	49,356	81,101
Other income (expense)
Net gain (loss) on derivative instruments	47,922	(48,544)	96,466	(34,940)	(239,945)	205,005
Interest expense, net of capitalized interest	(43,897)	(39,560)	(4,337)	(131,551)	(117,616)	(13,935)
Loss on extinguishment of debt	—	(47)	47	—	(13,698)	13,698
Other income	473	111	362	706	146	560
Total other income (expense), net	4,498	(88,040)	92,538	(165,785)	(371,113)	205,328
Income (loss) before income taxes	12,939	91,005	(78,066)	(35,328)	(321,757)	286,429
Income tax benefit (expense)	17,372	(24,782)	42,154	8,835	75,391	(66,556)
Net income (loss) including non-controlling interests	30,311	66,223	(35,912)	(26,493)	(246,366)	219,873
Less: Net income attributable to non-controlling interests	10,023	3,882	6,141	25,344	10,907	14,437
Net income (loss) attributable to Oasis	$20,288	$62,341	$(42,053)	$(51,837)	$(257,273)	$205,436
Costs and expenses (per Boe of production)
Lease operating expenses	$6.16	$6.18	$(0.02)	$6.85	$6.25	$0.60
Marketing, transportation and gathering expenses	4.00	3.91	0.09	3.99	3.39	0.60
Production taxes	3.49	4.93	(1.44)	3.58	4.72	(1.14)
____________________
(1)We have revised the Condensed Consolidated Statement of Operations to correct the presentation of certain purchase and sale arrangements that should have been presented on a gross basis, which were previously recognized on a net basis in oil and gas revenues, by increasing purchased oil and gas sales, purchased oil and gas expenses and oil and gas revenues by $126.6 million, $128.2 million and $1.6 million, respectively, for the three months ended September 30, 2018 and by $246.8 million, $253.2 million and $6.4 million, respectively, for the nine months ended September 30, 2018. See Note 2 to our unaudited condensed consolidated financial statements for more information on this revision.

Three months ended September 30, 2019 as compared to three months ended September 30, 2018
Lease operating expenses. Lease operating expenses increased $1.8 million to $50.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily due to higher costs associated with operating an increased number of producing wells as a result of our well completions, coupled with an increase in fixed and workover costs quarter over quarter. Lease operating expenses per Boe decreased quarter over quarter from $6.18 per Boe to $6.16 per Boe primarily due to higher production volumes, offset by the higher aforementioned costs.
Midstream expenses. Midstream expenses represent third party working interest owners’ share of operating expenses incurred by OMS, as well as operating expenses related to midstream services provided to third parties. The $4.3 million increase quarter over quarter was primarily related to a $4.8 million increase in natural gas gathering, compression and processing expenses as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, offset by a $0.5 million decrease in produced and flowback water operating expenses.
Well services expenses. Well services expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $5.3 million decrease quarter over quarter was primarily attributable to a $3.8 million decrease in well completion expenses due to decreased activity as a result of reducing to one fracturing crew in the third quarter of 2019, coupled with a $1.5 million decrease in product sales to third parties.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $1.9 million, or $0.09 per Boe, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, which was primarily attributable to higher natural gas gathering and processing expenses due to additional well connections on our midstream infrastructure and our second natural gas processing plant. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $4.01 during the three months ended September 30, 2019 as compared to $3.84 during the three months ended September 30, 2018 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, decreased $95.6 million to $78.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to lower crude oil volumes purchased and sold in the Williston Basin.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 8.3% and 8.6% for the three months ended September 30, 2019 and 2018, respectively. The production tax rate decreased quarter over quarter primarily due to a lower crude oil production mix, coupled with the addition of Delaware Basin assets following the Permian Basin Acquisition in February 2018, which bear a lower average production tax rate than Williston Basin assets. North Dakota’s natural gas production tax is $0.0712 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% crude oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
Depreciation, depletion and amortization (“DD&A”). DD&A expenses increased $47.8 million to $210.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was a result of increased production from our wells completed during the three months ended September 30, 2019, coupled with an increase in the DD&A rate to $25.83 per Boe for the three months ended September 30, 2019 as compared to $20.74 per Boe for the three months ended September 30, 2018. The increase in the DD&A rate was primarily due to lower recoverable reserves in the Williston Basin and Delaware Basin, coupled with higher well costs in the Delaware Basin.
Exploration expenses. Exploration expenses decreased $21.6 million to $0.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to lower write-off of costs of $19.7 million related to exploratory well locations that are no longer in our current development plan.
General and administrative expenses (“G&A”). G&A increased $18.0 million to $52.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. E&P G&A increased $15.9 million quarter over quarter primarily due to a $20 million loss accrual, which we believe is the estimable amount of loss that could potentially be incurred from our pending legal proceedings based upon currently available information (see Note 18 — Commitments and Contingencies). This increase was coupled with an increase in severance expenses related to a reduction in force during the third quarter of 2019, partially offset by decreases in acquisition costs and accrued bonuses. OWS G&A increased $1.5 million quarter over quarter primarily due to severance expenses resulting from a reduction in force to one fracturing crew during the third quarter of 2019. OMS G&A increased $0.6 million quarter over quarter primarily due to increased shared services expenses.
Gain (loss) on sale of properties. For the three months ended September 30, 2019, we recognized a $0.8 million net loss primarily related to the sale of partial interests in certain oil and gas properties (see Note 10 — Divestitures and Assets Held for Sale). For the three months ended September 30, 2018, we recognized a $36.9 million net gain primarily related to three separate divestitures to sell certain non-strategic oil and gas properties in the Williston Basin.

Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred a $47.9 million net gain on derivative instruments, including net cash settlement receipts of $7.1 million, for the three months ended September 30, 2019, and a $48.5 million net loss on derivative instruments, including net cash settlement payments of $65.2 million, for the three months ended September 30, 2018. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense, net of capitalized interest. Interest expense increased $4.3 million to $43.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to a $2.8 million increase in interest expense related to our borrowings under the OMP Credit Facility, coupled with a decrease in capitalized interest of $1.5 million due to lower costs for work in progress assets. For the three months ended September 30, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $514.9 million and $418.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.0% and 4.1%, respectively. For the three months ended September 30, 2018, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $561.3 million and $172.9 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.9% and 3.8%, respectively. Interest capitalized during the three months ended September 30, 2019 and 2018 was $3.0 million and $4.5 million, respectively, which will be amortized over the life of the related assets.
Income tax benefit (expense). Our income tax benefit for the three months ended September 30, 2019 was recorded at (134.3)% of pre-tax income and the income tax expense for the three months ended September 30, 2018 was recorded at 27.2% of pre-tax income. Our effective tax rate for the three months ended September 30, 2019 was lower than the effective tax rate for the three months ended September 30, 2018 primarily due to the impact of non-controlling interests, partially offset by the impact of other permanent differences, primarily non-deductible executive compensation.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Lease operating expenses. Lease operating expenses increased $27.5 million to $165.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was primarily due to higher fixed costs and workover costs, coupled with higher costs associated with operating an increased number of producing wells as a result of our well completions during the nine months ended September 30, 2019. Lease operating expenses per Boe increased from $6.25 per Boe to $6.85 per Boe primarily due to the higher aforementioned costs, offset by higher production volumes period over period.
Midstream expenses. Midstream expenses represent third party working interest owners’ share of operating expenses incurred by OMS, as well as operating expenses related to midstream services provided to third parties. The $22.7 million increase for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily related to the $24.1 million increase in natural gas purchases from third parties and natural gas gathering, compression and processing expenses driven by increased production as a result of the start-up of our second natural gas processing plant in Wild Basin during the fourth quarter of 2018, coupled with increased costs related to downtime at our natural gas processing plants during 2019. These increases were partially offset by a $2.1 million decrease related to lower produced and flowback water operating expenses period over period.
Well services expenses. Well services expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $10.8 million decrease for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to a $6.1 million decrease in well completion expenses due to decreased activity, coupled with a $4.6 million decrease in product sales to third parties.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering expenses increased $21.5 million period over period, or a $0.60 increase per Boe, which was primarily attributable to higher natural gas gathering and processing expenses due to additional well connections on our midstream infrastructure and our second natural gas processing plant, coupled with higher oil gathering and transportation expenses related to increased throughput on the Dakota Access Pipeline to market our equity barrels. Excluding non-cash valuation adjustments, our marketing, transportation and gathering expenses on a per Boe basis increased to $3.89 for the nine months ended September 30, 2019 as compared to $3.36 for the nine months ended September 30, 2018 primarily due to the higher aforementioned costs.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, decreased $36.2 million to $338.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to lower crude oil volumes purchased and sold in the Williston Basin.

Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 8.1% and 8.6% for the nine months ended September 30, 2019 and 2018, respectively. The production tax rate decreased period over period primarily due to a lower crude oil production mix, coupled with the addition of Delaware Basin assets following the Permian Basin Acquisition in February 2018, which bear a lower average production tax rate than Williston Basin assets. North Dakota’s natural gas production tax is $0.0712 per Mcf, while its crude oil tax structure is based on a 5% production tax and a 5% crude oil extraction tax, resulting in a combined tax rate of 10% of crude oil revenues.
DD&A. DD&A expenses increased $112.2 million to $578.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was a result of increased production from our wells completed during the nine months ended September 30, 2019, coupled with an increase in the DD&A rate to $23.98 per Boe for the nine months ended September 30, 2019 as compared to $21.17 per Boe for the nine months ended September 30, 2018. The increase in the DD&A rate was primarily due to lower recoverable reserves in the Williston Basin and Delaware Basin, coupled with higher well costs in the Delaware Basin.
Exploration expenses. Exploration expenses decreased $21.3 million to $2.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to lower write-off of costs of $20.0 million related to exploratory well locations that are no longer in our current development plan.
Impairment. During the nine months ended September 30, 2018, we recorded an impairment loss of $383.4 million to adjust the carrying value of our properties held for sale located in the Foreman Butte area of the Williston Basin to their estimated fair value, determined based on the expected sales price less costs to sell. No impairment charges of proved oil and gas or other properties were recorded for the nine months ended September 30, 2019.
G&A. G&A increased $27.2 million to $118.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. E&P G&A increased $22.2 million period over period primarily due to a $20 million loss accrual, which we believe is the estimable amount of loss that could potentially be incurred from our pending legal proceedings based upon currently available information (see Note 18 — Commitments and Contingencies). This increase was coupled with increased costs related to employee compensation expenses as a result of organizational growth during the first half of 2019 coupled with severance expenses related to a reduction in force during the third quarter of 2019, and partially offset by the decrease in costs related to the Permian Basin Acquisition, which were incurred during the nine months ended September 30, 2018. OMS G&A increased $2.6 million period over period primarily due to increased shared services expenses as a result of the growth of our midstream business. OWS G&A increased $2.4 million due to severance expenses resulting from a reduction in force to one fracturing crew during the third quarter of 2019.
Gain (loss) on sale of properties. For the nine months ended September 30, 2019, we recognized a $4.0 million net loss primarily due to a $3.2 million net loss related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin, coupled with a $0.7 million net loss on the sale of partial interests in certain oil and gas properties (see Note 10 — Divestitures and Assets Held for Sale). For the nine months ended September 30, 2018, we recognized a $38.8 million net gain primarily related to three separate divestitures to sell certain non-strategic oil and gas properties in the Williston Basin.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred an $34.9 million net loss on derivative instruments, including net cash settlement receipts of $10.8 million, for the nine months ended September 30, 2019, and a $239.9 million net loss on derivative instruments, including net cash settlement payments of $162.0 million, for the nine months ended September 30, 2018. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense, net of capitalized interest. Interest expense increased $13.9 million to $131.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to a $8.9 million increase in interest expense related to our borrowings under our Revolving Credit Facilities, coupled with a decrease in capitalized interest of $3.7 million due to lower costs for work in progress assets. For the nine months ended September 30, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $531.5 million and $376.7 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 4.2%, respectively. For the nine months ended September 30, 2018, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $552.7 million and $142.8 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.8% and 3.7%, respectively. Interest capitalized during the nine months ended September 30, 2019 and 2018 was $9.5 million and $13.2 million, respectively, which will be amortized over the life of the related assets.

Loss on extinguishment of debt. During the nine months ended September 30, 2019, we did not repurchase any portion of our outstanding senior unsecured notes. During the nine months ended September 30, 2018, we repurchased an aggregate principal amount of $413.5 million of our outstanding senior unsecured notes for an aggregate cost of $423.1 million, including fees. For the nine months ended September 30, 2018, we recognized a pre-tax loss related to the repurchase of $13.7 million, which included unamortized deferred financing costs write-offs of $4.0 million.
Income tax benefit. Our income tax benefit for the nine months ended September 30, 2019 and 2018 was recorded at 25.0% and 23.4%, respectively, of pre-tax loss. Our effective tax rate for the nine months ended September 30, 2019 was higher than the effective tax rate for the nine months ended September 30, 2018 primarily due to the impacts of non-controlling interests, offset by the impacts of other permanent differences, primarily non-deductible executive compensation and equity-based compensation shortfalls.
Liquidity and Capital Resources
Our primary sources of liquidity as of the date of this report have been cash flows from operations, borrowings under our Revolving Credit Facilities, proceeds from sale of properties and cash settlements of derivative contracts. Our primary uses of cash have been for the development of oil and gas properties and midstream infrastructure, distributions to non-controlling interests, interest payments on outstanding debt and payment of operating and general and administrative costs. We continually monitor potential capital sources, including equity and debt financings and potential asset monetization opportunities, in order to enhance liquidity and decrease leverage. Our future success in growing proved reserves and production will be highly dependent on our ability to access outside sources of capital.
Our cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$639,894	$762,001
Net cash used in investing activities	(670,816)	(1,253,703)
Net cash provided by financing activities	28,157	491,874
Increase (decrease) in cash and cash equivalents	$(2,765)	$172
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
Cash flows provided by operating activities
Net cash provided by operating activities was $639.9 million and $762.0 million for the nine months ended September 30, 2019 and 2018, respectively. The change in cash flows from operating activities for the period ended September 30, 2019 as compared to 2018 was primarily the result of a 15% decrease in realized prices for crude oil and a 31% decrease in realized prices for natural gas, coupled with changes in working capital and other assets and liabilities. These decreases were offset by a 10% increase in crude oil and natural gas production.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and the impact of our outstanding derivative instruments. We had a working capital deficit of $98.2 million at September 30, 2019 due to the impact of decreases in the forward commodity price curve on our short-term derivative instruments and decreases in accounts receivable, partially offset by decreases in our revenue and production taxes payables and accrued liabilities for drilling and development costs. As of September 30, 2019, we had $1,085.2 million of liquidity available, including $19.4 million in cash and cash equivalents and $1,065.8 million of aggregate unused borrowing capacity available under our Revolving Credit Facilities. At September 30, 2018, we had a working capital deficit of $333.2 million.
Cash flows used in investing activities
Net cash used in investing activities was $670.8 million and $1,253.7 million during the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities during the nine months ended September 30, 2019 was primarily attributable to $714.3 million in capital expenditures primarily for drilling and development costs. Net cash used in investing activities during the nine months ended September 30, 2018 was primarily attributable to $841.1 million in capital expenditures primarily for drilling and development costs, coupled with $579.9 million in acquisitions primarily for the Permian Basin Acquisition and to acquire certain exploration and production assets adjacent to such acreage.
Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019

	(In thousands)
Capital expenditures:
E&P	$165,702	$202,129	$143,436	$511,267
Well services	104	—	178	282
Other capital expenditures(1)	3,880	4,330	4,161	12,371
Total E&P and other capital expenditures	169,686	206,459	147,775	523,920
Midstream(2)	57,108	82,634	36,884	176,626
Total capital expenditures before acquisitions	226,794	289,093	184,659	700,546
Acquisitions	—	5,781	2,557	8,338
Total capital expenditures(3)	$226,794	$294,874	$187,216	$708,884
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $3.0 million and $9.5 million for the three and nine months ended September 30, 2019, respectively.
(2)Midstream capital expenditures attributable to OMP were $45.2 million, $70.9 million and $27.6 million for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively.
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
Our current total 2019 capital expenditure plan is approximately $832 million to $862 million, which includes approximately $620 million to $640 million for E&P and other capital expenditures. Other capital expenditures includes OWS and administrative capital and excludes capitalized interest of approximately $12 million. As a result of increased OMP capital expenditures expected in the Delaware Basin, our planned 2019 midstream capital expenditures are now approximately $212 million to $222 million, which includes approximately $15 million to $16 million for midstream capital expenditures attributable to Oasis.
On February 22, 2019, the Company entered into a memorandum of understanding (the “MOU”) with OMP regarding the funding of Bobcat DevCo’s expansion capital expenditures for the 2019 calendar year (the “2019 Capital Expenditures Arrangement”). Pursuant to the MOU, in exchange for increasing its percentage ownership interest in Bobcat DevCo, OMP agreed to make up to $80.0 million of the capital contributions to Bobcat DevCo that OMS would otherwise be required to contribute. During the three and nine months ended September 30, 2019, OMP made capital contributions to Bobcat DevCo pursuant to the 2019 Capital Expenditures Arrangement of $13.4 million and $66.2 million, respectively. As a result, OMS’s ownership interest in Bobcat DevCo decreased from 75% as of December 31, 2018 to 65.6% as of September 30, 2019.
While we have planned approximately $832 million to $862 million for total capital expenditures in 2019, the ultimate amount of capital we will expend may fluctuate materially based on market conditions and the success of our drilling and operations results as the year progresses. Furthermore, if we acquire additional acreage, our capital expenditures may be higher than planned. We believe that cash on hand, including cash flows from operating activities, proceeds from cash settlements under our derivative contracts and availability under our Revolving Credit Facilities, should be sufficient to fund our 2019 capital expenditure plan and to meet our future obligations. However, because the operated wells funded by our 2019 drilling plan represent only a small percentage of our potential drilling locations, we will be required to generate or raise multiples of this amount of capital to develop our entire inventory of potential drilling locations should we elect to do so.
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
Cash flows provided by financing activities
Net cash provided by financing activities was $28.2 million and $491.9 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, cash provided by financing activities was primarily due to proceeds from the borrowings under our Revolving Credit Facilities, partially offset by principal payments on our Revolving Credit Facilities, distributions to non-controlling interests and purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
Senior secured revolving line of credit. We have the Oasis Credit Facility with an overall senior secured line of credit of $3,000.0 million as of September 30, 2019. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. The maturity date of the Oasis Credit Facility is the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of our 2022 and 2023 Senior Notes, of which $1,267.6 million is outstanding, to the extent such 2022 and 2023 Senior Notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of our 2023 Senior Convertible Notes (as defined below), of which $300.0 million is outstanding, to the extent such 2023 Senior Convertible Notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023. In addition, OP Permian is a guarantor under the Oasis Credit Facility.
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
On November 4, 2019, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for October 1, 2019. As a result, the borrowing base decreased from $1,600.0 million to $1,300.0 million. The next redetermination of the Oasis Credit Facility’s borrowing base is scheduled for April 1, 2020. Additionally, we entered into the third amendment to the Oasis Credit Facility, which decreased the aggregate elected commitment from $1,350.0 million to $1,100.0 million.
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

As of September 30, 2019, we had $406.0 million of borrowings at a weighted average interest rate of 3.8% and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing base committed capacity of $930.0 million. We were in compliance with the financial covenants of the Oasis Credit Facility as of September 30, 2019. Given the possible fluctuation in commodity prices, we continue to closely monitor our financial covenants and do not anticipate a covenant violation in the next twelve months.
OMP Operating LLC revolving line of credit. Through our majority ownership of OMP, we have access to the OMP Credit Facility, which is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. On May 6, 2019, OMP entered into an amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $400.0 million to $475.0 million; (ii) provide for the ability to further increase commitments to $675.0 million; and (iii) add a new lender to the bank group. On August 16, 2019, OMP entered into the third amendment to the OMP Credit Facility to (i) increase the aggregate amount of commitments from $475.0 million to $575.0 million and (ii) provide for the ability to further increase commitments to $775.0 million. As of September 30, 2019, the OMP Credit Facility has an aggregate amount of commitments of $575.0 million and has a maturity date of September 25, 2022.
At September 30, 2019, we had $431.0 million of borrowings at a weighted average interest rate of 4.1% and $8.2 million of outstanding letters of credit issued under the OMP Credit Facility, resulting in an unused borrowing capacity of $135.8 million.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (i) consolidated total leverage ratio, (ii) consolidated senior secured leverage ratio and (iii) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, OMP Operating LLC and Bighorn DevCo LLC. OMP Operating LLC was in compliance with the financial covenants of the OMP Credit Facility at September 30, 2019.
Senior unsecured notes. As of September 30, 2019, our long-term debt includes outstanding senior unsecured note obligations of $1,739.4 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, we have the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of September 30, 2019.
Senior unsecured convertible notes. At September 30, 2019, we had $300.0 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms.
We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of September 30, 2019, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of September 30, 2019.
Interest on the Senior Notes and the Senior Convertible Notes (collectively, the “Notes”) is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by our material subsidiaries.
Non-GAAP Financial Measures
E&P Cash G&A, Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for general and administrative expenses, interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities, earnings (loss) per share or any other measures prepared under GAAP. Because E&P Cash G&A, Cash Interest, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
E&P Cash G&A
We define E&P Cash G&A as the total general and administrative expenses included in our exploration and production segment less non-cash equity-based compensation expenses and other non-cash charges included in our exploration and production segment. E&P Cash G&A is not a measure of general and administrative expenses as determined by GAAP. Management believes that the presentation of E&P Cash G&A provides useful additional information to investors and analysts to assess our operating costs in comparison to peers without regard to equity-based compensation programs, which can vary substantially from company to company.
The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses included in our exploration and production segment to the non-GAAP financial measure of E&P Cash G&A for the periods presented:

Exploration and Production
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
E&P general and administrative expenses	$46,377	$30,454	$99,665	$77,425
Equity-based compensation expenses	(8,246)	(7,102)	(25,348)	(20,565)
Litigation contingency expenses(1)	(20,000)	—	(20,000)	—
E&P Cash G&A	$18,131	$23,352	$54,317	$56,860
___________________
(1)In the third quarter of 2019, we incurred a charge to establish a loss accrual of $20 million, which we believe is the estimable amount of loss that could potentially be incurred from our pending legal proceedings based upon currently available information.
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
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Interest expense	$43,897	$39,560	$131,551	$117,616
Capitalized interest	3,001	4,531	9,464	13,209
Amortization of deferred financing costs	(1,861)	(1,813)	(5,454)	(5,511)
Amortization of debt discount	(3,137)	(2,852)	(9,027)	(8,201)
Cash Interest	$41,900	$39,426	$126,534	$117,113

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
The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Net income (loss) including non-controlling interests	$30,311	$66,223	$(26,493)	$(246,366)
(Gain) loss on sale of properties	752	(36,869)	3,950	(38,823)
Loss on extinguishment of debt	—	47	—	13,698
Net (gain) loss on derivative instruments	(47,922)	48,544	34,940	239,945
Derivative settlements(1)	7,123	(65,190)	10,752	(162,013)
Interest expense, net of capitalized interest	43,897	39,560	131,551	117,616
Depreciation, depletion and amortization	210,832	162,984	578,023	465,819
Impairment	—	—	653	384,228
Exploration expenses	652	22,315	2,369	23,701
Equity-based compensation expenses	8,446	7,456	26,370	21,586
Litigation contingency expenses(2)	20,000	—	20,000	—
Income tax (benefit) expense	(17,372)	24,782	(8,835)	(75,391)
Other non-cash adjustments	(79)	574	2,316	557
Adjusted EBITDA	256,640	270,426	775,596	744,557
Adjusted EBITDA attributable to non-controlling interests	13,606	5,194	35,501	14,647
Adjusted EBITDA attributable to Oasis	243,034	265,232	740,095	729,910
Cash Interest	(41,900)	(39,426)	(126,534)	(117,113)
Capital expenditures(3)	(187,216)	(372,343)	(708,884)	(1,898,105)
Capitalized interest	3,001	4,531	9,464	13,209
Free Cash Flow	$16,919	$(142,006)	$(85,859)	$(1,272,099)

Net cash provided by operating activities	$250,962	$229,985	$639,894	$762,001
Derivative settlements(1)	7,123	(65,190)	10,752	(162,013)
Interest expense, net of capitalized interest	43,897	39,560	131,551	117,616
Exploration expenses	652	22,315	2,369	23,701
Deferred financing costs amortization and other	(5,945)	(9,556)	(18,190)	(20,074)
Current tax (benefit) expense	84	(93)	5	27
Changes in working capital	(60,054)	52,831	(13,101)	22,742
Litigation contingency expenses(2)	20,000	—	20,000	—
Other non-cash adjustments	(79)	574	2,316	557
Adjusted EBITDA	256,640	270,426	775,596	744,557
Adjusted EBITDA attributable to non-controlling interests	13,606	5,194	35,501	14,647
Adjusted EBITDA attributable to Oasis	243,034	265,232	740,095	729,910
Cash Interest	(41,900)	(39,426)	(126,534)	(117,113)
Capital expenditures(3)	(187,216)	(372,343)	(708,884)	(1,898,105)
Capitalized interest	3,001	4,531	9,464	13,209
Free Cash Flow	$16,919	$(142,006)	$(85,859)	$(1,272,099)
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(2)In the third quarter of 2019, we incurred a charge to establish a loss accrual of $20 million, which we believe is the estimable amount of loss that could potentially be incurred from our pending legal proceedings based upon currently available information.

(3)Capital expenditures (including acquisitions) reflected in the table above differ from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in this table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis. Acquisitions totaled $2.5 million and $8.3 million for the three and nine months ended September 30, 2019, respectively, and $55.6 million and $950.1 million for the three and nine months ended September 30, 2018, respectively. In addition, capital expenditures (including acquisitions) reflected in the table above includes consideration paid through the issuance of common stock in connection with the Permian Basin Acquisition for the nine months ended September 30, 2018.
The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our three reportable business segments on a gross basis for the periods presented:

Exploration and Production
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Income (loss) before income taxes including non-controlling interests	$(42,605)	$59,375	$(184,138)	$(423,470)
(Gain) loss on sale of properties	752	(46,459)	3,950	(48,413)
Loss on extinguishment of debt	—	47	—	13,698
Net (gain) loss on derivative instruments	(47,922)	48,544	34,940	239,945
Derivative settlements(1)	7,123	(65,190)	10,752	(162,013)
Interest expense, net of capitalized interest	39,385	39,398	119,082	117,009
Depreciation, depletion and amortization	205,902	158,630	563,408	453,083
Impairment	—	—	653	384,228
Exploration expenses	652	22,315	2,369	23,701
Equity-based compensation expenses	8,246	7,102	25,348	20,565
Litigation contingency expenses(2)	20,000	—	20,000	—
Other non-cash adjustments	(79)	574	2,316	557
Adjusted EBITDA	$191,454	$224,336	$598,680	$618,890
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(2)In the third quarter of 2019, we incurred a charge to establish a loss accrual of $20 million, which we believe is the estimable amount of loss that could potentially be incurred from our pending legal proceedings based upon currently available information.

Midstream Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Income before income taxes including non-controlling interests	$59,787	$30,959	$156,861	$100,754
Loss on sale of properties	—	9,590	—	9,590
Interest expense, net of capitalized interest	4,512	162	12,469	607
Depreciation, depletion and amortization	9,340	7,373	27,420	20,902
Equity-based compensation expenses	383	442	1,363	1,222
Adjusted EBITDA	$74,022	$48,526	$198,113	$133,075

Well Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Income before income taxes including non-controlling interests	$375	$9,158	$2,694	$25,316
Depreciation, depletion and amortization	3,206	3,940	10,493	11,560
Equity-based compensation expenses	42	354	1,130	1,149
Adjusted EBITDA	$3,623	$13,452	$14,317	$38,025

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$20,288	$62,341	$(51,837)	$(257,273)
(Gain) loss on sale of properties	752	(36,869)	3,950	(38,823)
Loss on extinguishment of debt	—	47	—	13,698
Net (gain) loss on derivative instruments	(47,922)	48,544	34,940	239,945
Derivative settlements(1)	7,123	(65,190)	10,752	(162,013)
Impairment	—	—	653	384,228
Amortization of deferred financing costs	1,861	1,814	5,454	5,512
Amortization of debt discount	3,137	2,852	9,027	8,201
Litigation contingency expenses(2)	20,000	—	20,000	—
Other non-cash adjustments	(79)	574	2,316	557
Tax impact(3)	(21,173)	12,214	(28,026)	(108,028)
Adjusted Net Income (Loss) Attributable to Oasis	$(16,013)	$26,327	$7,229	$86,004

Diluted earnings (loss) attributable to Oasis per share	$0.06	$0.20	$(0.16)	$(0.84)
(Gain) loss on sale of properties	—	(0.12)	0.01	(0.13)
Loss on extinguishment of debt	—	—	—	0.04
Net (gain) loss on derivative instruments	(0.15)	0.15	0.11	0.78
Derivative settlements(1)	0.02	(0.21)	0.03	(0.52)
Impairment	—	—	—	1.24
Amortization of deferred financing costs	0.01	0.01	0.02	0.02
Amortization of debt discount	0.01	0.01	0.03	0.03
Litigation contingency expenses(2)	0.06	—	0.06	—
Other non-cash adjustments	—	—	0.01	—
Tax impact(3)	(0.06)	0.04	(0.09)	(0.34)
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share	$(0.05)	$0.08	$0.02	$0.28

Diluted weighted average shares outstanding(4)	315,135	316,387	315,944	308,985

Effective tax rate applicable to adjustment items	(140.0)%	25.3%	32.2%	23.9%
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(2)In the third quarter of 2019, we incurred a charge to establish a loss accrual of $20 million, which we believe is the estimable amount of loss that could potentially be incurred from our pending legal proceedings based upon currently available information.
(3)The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.
(4)No unvested stock awards were included in computing Adjusted Diluted Loss Attributable to Oasis Per Share for the three months ended September 30, 2019 because the effect was anti-dilutive due to the Adjusted Net Loss Attributable to Oasis. For the nine months ended September 30, 2019 and three and nine months ended September 30, 2018, we included 1,081,000, 3,220,000 and 3,452,000, respectively, of unvested stock awards in computing Adjusted Diluted Earnings Attributable to Oasis Per Share due to the dilutive effect under the treasury stock method.

Fair Value of Financial Instruments
See Note 7 — Fair Value Measurements to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2018 Annual Report, other than as disclosed in Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.
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
We utilize derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. Our crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) and the average Argus WTI Houston crude oil index price (“Houston”). Our natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
As of September 30, 2019, we utilized fixed price swaps, basis swaps and two-way and three-way costless collars to reduce the volatility of crude oil and natural gas prices on a significant portion of our future expected crude oil and natural gas production. Our fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, we either receive an amount from our counterparty, or pay an amount to our counterparty, equal to the difference multiplied by the hedged contract volume. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the balance sheet. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.

The following is a summary of our derivative contracts as of September 30, 2019:

Commodity	Settlement Period	Derivative Instrument	Index	Volumes		Weighted Average Prices					Fair Value Assets
						Fixed Price Swaps	Basis Swaps	Sub-Floor	Floor	Ceiling
											(In thousands)
Crude oil	2019	Fixed price swaps	NYMEX WTI	2,275,000	Bbl	$57.49					$5,744
Crude oil	2019	Basis swaps	Houston-NYMEX WTI	90,000	Bbl		$4.55				142
Crude oil	2019	Two-way collar	NYMEX WTI	1,274,000	Bbl				$58.07	$74.64	5,002
Crude oil	2019	Three-way collar	NYMEX WTI	1,092,000	Bbl			$40.00	$51.57	$65.40	768
Crude oil	2020	Fixed price swaps	NYMEX WTI	3,418,000	Bbl	$58.69					21,461
Crude oil	2020	Two-way collar	NYMEX WTI	2,378,000	Bbl				$52.11	$62.98	7,609
Crude oil	2020	Three-way collar	NYMEX WTI	4,574,000	Bbl			$40.00	$53.26	$64.48	15,871
Crude oil	2021	Fixed price swaps	NYMEX WTI	93,000	Bbl	$58.85					770
Crude oil	2021	Two-way collar	NYMEX WTI	62,000	Bbl				$50.50	$60.70	245
Crude oil	2021	Three-way collar	NYMEX WTI	734,000	Bbl			$40.00	$51.26	$64.05	2,101
Natural gas	2019	Fixed price swaps	NYMEX HH	2,760,000	MMBtu	$2.92					1,366
											$61,079
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $55.2 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $55.1 million.
Interest rate risk. At September 30, 2019, we had (i) $71.8 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,267.6 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $300.0 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding.
At September 30, 2019, we had $406.0 million of borrowings and $14.0 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a LIBOR loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an Alternate Based Rate or “ABR” loan). At September 30, 2019, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR plus a 1.75% margin. On a quarterly basis, we also pay a commitment fee that can range from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
At September 30, 2019, we had $431.0 million of borrowings and $8.2 million of outstanding letters of credit issued under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility based on OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At September 30, 2019, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 2.00% margin.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2019, we recorded $0.4 million and $0.5 million, respectively, of bad debt expense as a result of our assessment that it is probable certain receivables may not be collected. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are lenders under the Oasis Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under the Oasis Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $61.1 million at September 30, 2019.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 2, 2018, Mirada filed a fourth amended petition that described Mirada’s alleged ownership and assignment of interests in assets purportedly governed by agreements at issue in the lawsuit. On August 31, 2018, Mirada filed a fifth amended petition that added OMP as a defendant, asserting that it was created in bad faith in an effort to avoid contractual obligations owed to Mirada.
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to the Company. The Company filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims.
On July 2, 2019, Oasis, OPNA, OMS, OMP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC (collectively “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
On November 1, 2019, Mirada filed a sixth amended petition that stated that Mirada seeks in excess of $200 million in damages and asserted that OMS is an agent of OPNA and OPNA, OMS, OMP, Bighorn DevCo LLC, Bobcat DevCo LLC and Beartooth DevCo LLC are agents of Oasis. Mirada also changed its allegation that it may elect a new operator to allege that Mirada may remove Oasis as operator.
On November 1, 2019, the Oasis Entities amended their counterclaim against Mirada for a judgment declaring that a provision in one of the agreements does not incorporate by reference any provisions in a certain participation agreement and joint operating agreement. The additional counterclaim also seeks attorney’s fees, costs and expenses. On the same day, the Oasis Entities filed an amended answer asserting additional defenses against Mirada’s claims.
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
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of the Company (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated vs. Oasis Petroleum, LLC, pending in the United States District Court for the Western District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all Operators, Technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all Operators, Technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Company cannot predict whether such a motion will be filed or a class certified.
The Company believes that Mr. Solomon’s claims are without merit and that OP LLC has complied with its obligations under the FLSA and Title 29. OP LLC has filed an answer denying all of Mr. Solomon’s claims and intends to vigorously defend against the claims. The Company cannot predict or guarantee the ultimate outcome or resolutions of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2019:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 – July 31, 2019	4,456	$5.16	—	—
August 1 – August 31, 2019	95,177	3.06	—	—
September 1 – September 30, 2019	5,255	3.79	—	—
Total	104,888	$3.19	—	—
___________________
(1)Represents shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.

Item 5. — Other Information
On November 4, 2019, the Company entered into the third amendment to the Oasis Credit Facility, which decreased the aggregate elected commitment from $1,350.0 million to $1,100.0 million.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of July 2, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 9, 2019, and incorporated herein by reference).

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated as of November 4, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	November 6, 2019	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)