Form 10-Q
period 2020-03-31
Oasis Petroleum Inc.
filed 2020-05-18
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 1-34776

Oasis Petroleum Inc. (Exact name of registrant as specified in its charter)

Delaware	80-0554627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1500
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 404-9500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OAS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at May 14, 2020: 324,040,513 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$134,002	$20,019
Accounts receivable, net	220,654	371,181
Inventory	33,000	35,259
Prepaid expenses	8,404	10,011
Derivative instruments	258,290	535
Other current assets	270	346
Total current assets	654,620	437,351
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,321,389	9,463,038
Other property and equipment	1,383,856	1,279,653
Less: accumulated depreciation, depletion, amortization and impairment	(8,556,566)	(3,764,915)
Total property, plant and equipment, net	2,148,679	6,977,776
Assets held for sale, net	5,109	21,628
Derivative instruments	3,371	639
Long-term inventory	14,053	13,924
Operating right-of-use assets	16,023	18,497
Other assets	27,980	29,438
Total assets	$2,869,835	$7,499,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$14,902	$17,948
Revenues and production taxes payable	153,011	233,090
Accrued liabilities	244,131	281,079
Accrued interest payable	75,652	37,388
Derivative instruments	—	19,695
Advances from joint interest partners	4,941	4,598
Current operating lease liabilities	4,301	6,182
Other current liabilities	1,736	2,903
Total current liabilities	498,674	602,883
Long-term debt	2,777,932	2,711,573
Deferred income taxes	12,680	267,357
Asset retirement obligations	57,339	56,305
Derivative instruments	—	120
Operating lease liabilities	17,169	17,915
Other liabilities	5,213	6,019
Total liabilities	3,369,007	3,662,172
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, $0.01 par value: 900,000,000 shares authorized; 328,033,490 shares issued and 324,124,592 shares outstanding at March 31, 2020 and 324,198,057 shares issued and 321,231,319 shares outstanding at December 31, 2019	3,221	3,189
Treasury stock, at cost: 3,908,898 and 2,966,738 shares at March 31, 2020 and December 31, 2019, respectively	(36,189)	(33,881)
Additional paid-in capital	3,119,054	3,112,384
Retained earnings (accumulated deficit)	(3,756,825)	554,446
Oasis share of stockholders’ equity (deficit)	(670,739)	3,636,138
Non-controlling interests	171,567	200,943
Total stockholders’ equity (deficit)	(499,172)	3,837,081
Total liabilities and stockholders’ equity (deficit)	$2,869,835	$7,499,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Revenues
Oil and gas revenues	$239,128	$368,782
Purchased oil and gas sales	86,278	148,471
Midstream revenues	56,411	48,021
Other services revenues	5,981	10,458
Total revenues	387,798	575,732
Operating expenses
Lease operating expenses	49,769	58,444
Midstream expenses	13,084	16,729
Other services expenses	4,931	6,970
Marketing, transportation and gathering expenses	29,464	34,950
Purchased oil and gas expenses	85,203	149,904
Production taxes	19,326	29,618
Depreciation, depletion and amortization	203,755	189,833
Exploration expenses	1,168	830
Impairment	4,823,678	629
General and administrative expenses	31,174	34,459
Total operating expenses	5,261,552	522,366
Gain (loss) on sale of properties	11,226	(2,922)
Operating income (loss)	(4,862,528)	50,444
Other income (expense)
Net gain (loss) on derivative instruments	285,322	(117,611)
Interest expense, net of capitalized interest	(95,757)	(44,468)
Gain on extinguishment of debt	83,887	—
Other income (expense)	63	(46)
Total other income (expense), net	273,515	(162,125)
Loss before income taxes	(4,589,013)	(111,681)
Income tax benefit	254,738	3,703
Net loss including non-controlling interests	(4,334,275)	(107,978)
Less: Net income (loss) attributable to non-controlling interests	(23,414)	6,904
Net loss attributable to Oasis	$(4,310,861)	$(114,882)
Loss attributable to Oasis per share:
Basic (Note 14)	$(13.61)	$(0.37)
Diluted (Note 14)	(13.61)	(0.37)
Weighted average shares outstanding:
Basic (Note 14)	316,828	314,464
Diluted (Note 14)	316,828	314,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2019	321,231	$3,189	2,967	$(33,881)	$3,112,384	$554,446	$200,943	$3,837,081
Cumulative-effect adjustment for adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(410)	—	(410)
Equity-based compensation	3,836	32	—	—	7,007	—	66	7,105
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,028)	(6,028)
Equity component of senior unsecured convertible notes, net	—	—	—	—	(337)	—	—	(337)
Treasury stock - tax withholdings	(942)	—	942	(2,308)	—	—	—	(2,308)
Net loss	—	—	—	—	—	(4,310,861)	(23,414)	(4,334,275)
Balance as of March 31, 2020	324,125	$3,221	3,909	$(36,189)	$3,119,054	$(3,756,825)	$171,567	$(499,172)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2018	318,377	$3,157	2,092	$(29,025)	$3,077,755	$682,689	$184,304	$3,918,880
Equity-based compensation	4,360	25	—	—	9,462	—	119	9,606
Distributions to non-controlling interest owners	—	—	—	—	—	—	(4,937)	(4,937)
Treasury stock - tax withholdings	(686)	—	686	(4,261)	—	—	—	(4,261)
Other	—	—	—	—	(134)	—	(41)	(175)
Net income (loss)	—	—	—	—	—	(114,882)	6,904	(107,978)
Balance as of March 31, 2019	322,051	$3,182	2,778	$(33,286)	$3,087,083	$567,807	$186,349	$3,811,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(4,334,275)	$(107,978)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	203,755	189,833
Gain on extinguishment of debt	(83,887)	—
(Gain) loss on sale of properties	(11,226)	2,922
Impairment	4,823,678	629
Deferred income taxes	(254,677)	(3,547)
Derivative instruments	(285,322)	117,611
Equity-based compensation expenses	6,807	9,013
Deferred financing costs amortization and other	6,188	6,930
Working capital and other changes:
Change in accounts receivable, net	149,819	(71,083)
Change in inventory	(4,300)	(3,184)
Change in prepaid expenses	635	1,505
Change in accounts payable, interest payable and accrued liabilities	(106,145)	36,666
Change in other assets and liabilities, net	(3,275)	(4,391)
Net cash provided by operating activities	107,775	174,926
Cash flows from investing activities:
Capital expenditures	(147,601)	(237,448)
Proceeds from sale of properties	11,813	—
Derivative settlements	5,020	13,446
Net cash used in investing activities	(130,768)	(224,002)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	545,000	420,000
Principal payments on Revolving Credit Facilities	(331,000)	(368,000)
Repurchase of senior unsecured notes	(68,040)	—
Deferred financing costs	—	(43)
Purchases of treasury stock	(2,308)	(4,261)
Distributions to non-controlling interests	(6,028)	(4,937)
Payments on finance lease liabilities	(648)	(256)
Other	—	(175)
Net cash provided by financing activities	136,976	42,328
Increase (decrease) in cash and cash equivalents	113,983	(6,748)
Cash and cash equivalents:
Beginning of period	20,019	22,190
End of period	$134,002	$15,442
Supplemental non-cash transactions:
Change in accrued capital expenditures	$25,333	$(23,686)
Change in asset retirement obligations	1,084	2,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

OASIS PETROLEUM INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) is an independent exploration and production company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct the Company’s exploration and production activities and own its crude oil and natural gas properties located in the Williston Basin and the Delaware Basin, respectively. In addition to its exploration and production segment, the Company also operates a midstream business segment through Oasis Midstream Partners LP (“OMP”) and Oasis Midstream Services LLC (“OMS”). OMP is a growth-oriented, fee-based master limited partnership that develops and operates a diversified portfolio of midstream assets.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2019 is derived from audited financial statements. Certain reclassifications of prior year balances have been made to conform amounts to current year classifications. These reclassifications have no impact on net income. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).
Consolidation. The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Oasis, the accounts of wholly-owned subsidiaries and the accounts of OMP and its general partner, OMP GP LLC (“OMP GP”). The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP, OMP is a variable interest entity. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public. All intercompany balances and transactions have been eliminated upon consolidation.
Risks and Uncertainties
As a crude oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will not be subject to wide fluctuations in the future. If prices for crude oil, natural gas and natural gas liquids (“NGLs”) continue to decline or for an extended period of time remain at depressed levels, such commodity price environment could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil and natural gas reserves that may be economically produced and the Company’s access to capital.
The Company considered the impact of the novel coronavirus 2019 (“COVID-19”) pandemic on the assumptions and estimates used by management in the unaudited condensed consolidated financial statements for the reporting periods presented. As a result of the significant decline in current and expected future commodity prices, the Company recognized material asset impairment charges as of March 31, 2020 (see Note 8 — Property, Plant and Equipment). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, which is heightened by the possibility of unforeseen additional impacts from the COVID-19 pandemic, actual results may differ from the estimates and assumptions used, and conditions may change, which could affect amounts reported in the unaudited condensed consolidated financial statements in the near term.
Going Concern
Based on the current commodity price environment, the Company currently expects it will be unable to comply with the leverage ratio covenant under its revolving credit facility (the “Oasis Credit Facility”), as amended in April 2020, beginning with the fourth quarter of 2020, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. Failure to comply with this covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for the Company’s senior unsecured notes and senior unsecured convertible notes (collectively, the “Notes”). The Company is actively pursuing, with support from its Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures, reduction in capital expenditures in 2020 by approximately 50% to 60% from the initial total 2020 capital expenditure plan announced in February 2020 and operational efficiencies. Management believes these measures, as the Company continues to implement them, may enable it to comply with its leverage ratio covenant. However, the Company cannot predict the extent to which any of these measures will be successful, if at all. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
As a result of the foregoing liquidity concerns and the Company’s reduction in planned capital expenditures in 2020 in response to the depressed commodity price environment, the Company’s estimated quantity of proved reserves has decreased significantly from the previous estimate disclosed in its 2019 Annual Report. This decrease is primarily due to the removal of proved undeveloped reserves in contemplation of the ongoing market downturn and uncertainty regarding the Company’s ability to finance the development of such reserves within five years.
Dividends
The Company has not paid any cash dividends since its inception. Covenants contained in the Oasis Credit Facility and the indentures governing the Company’s senior notes restrict the payment of cash dividends on its common stock. The Company currently intends to retain all earnings for the development of its business and for repayment of outstanding debt, and the Company does not anticipate declaring or paying any cash dividends to holders of its common stock.
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2019 Annual Report, other than as noted below.
Fair value measurement. In the first quarter of 2020, the Company adopted Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the effectiveness of the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not result in a material impact to the Company’s financial position, cash flows or results of operations. See Note 6 — Fair Value Measurements for disclosures in accordance with ASU 2018-03.
Accounts receivable — credit losses. In the first quarter of 2020, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The Company’s exposure to credit losses is primarily related to its accounts receivable from crude oil and natural gas purchasers and joint interest owners on properties it operates. In accordance with ASU 2016-13, the Company estimates expected credit losses on its accounts receivable at each reporting date, which may result in earlier recognition of credit losses than under previous GAAP. These estimates are based on historical data, current and future economic and market conditions to determine expected collectability. Historically, the Company’s credit losses on joint interest and crude oil and natural gas sales receivables have been immaterial. The Company continually monitors the creditworthiness of its counterparties by reviewing credit ratings, financial statements and payment history. The adoption of ASU 2016-13 was applied using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings, and prior periods were not retrospectively adjusted. The adoption of ASU 2016-13 did not result in a material impact to the Company’s financial position, cash flows or results of operations (see Note 5 — Accounts Receivable).

Recent Accounting Pronouncements
Income taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as separate entity financial statements and interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those years. The Company is currently evaluating the effect of ASU 2019-12, but does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or result of operations.
Reference rate reform. In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by ASU 2020-04 and the impact the new standard will have on its condensed consolidated financial statements and related disclosures.
3. Revenue Recognition
Exploration and production revenues
Revenues associated with contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the three months ended March 31, 2020 and 2019:

Exploration and Production Revenues
	Three Months Ended March 31,
	2020	2019

	(In thousands)
Crude oil revenues	$212,793	$318,120
Purchased crude oil sales	85,757	147,136
Natural gas and NGL revenues	26,335	50,662
Purchased natural gas sales	521	1,335
Other services revenues(1)	5,981	10,458
Total exploration and production revenues	$331,387	$527,711
__________________
(1)Represents revenues for equipment rentals and well services provided by the Company’s wholly-owned subsidiary, Oasis Well Services LLC (“OWS”), excluding intercompany revenues for services performed for the Company’s ownership interests, which are eliminated in consolidation and are therefore not included in consolidated exploration and production revenues.
Prior period performance obligations. For sales of commodities, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. For the three months ended March 31, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

Midstream revenues
Revenues associated with contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements were as follows for the three months ended March 31, 2020 and 2019:

Midstream Revenues(1)
	Three Months Ended March 31,
	2020	2019

	(In thousands)
Midstream service revenues
Crude oil and natural gas revenues	$26,921	$24,664
Produced and flowback water revenues	11,251	9,033
Total midstream service revenues	$38,172	$33,697
Midstream product revenues
Natural gas and NGL revenues	$16,039	$12,797
Freshwater revenues	2,200	1,527
Total midstream product revenues	$18,239	$14,324
Total midstream revenues	$56,411	$48,021
__________________
(1)Represents midstream revenues, excluding intercompany revenues for work performed by the midstream business segment for the Company’s ownership interests, which are eliminated in consolidation and are therefore not included in consolidated midstream revenues.
Prior period performance obligations. The Company records revenue for midstream services or product sales when the performance obligations under the terms of its customer contracts are satisfied. The Company measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three months ended March 31, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract liabilities are recorded for consideration received from customers primarily related to (i) temporary deficiency quantities under minimum volume commitments, which are recognized as revenue when the customer makes up the volumes or the deficiency makeup period expires and (ii) aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. Contract liabilities are classified as current or long-term based on the timing of when the Company expects to recognize revenue. The following table reflects the changes in the Company’s contract liabilities for the three months ended March 31, 2020:

(In thousands)
Balance as of December 31, 2019	$2,105
Cash received	—
Revenues recognized	(117)
Balance as of March 31, 2020	$1,988

Remaining performance obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of March 31, 2020:

(In thousands)
2020 (excluding the three months ended March 31, 2020)	$12,403
2021	18,580
2022	18,302
2023	12,628
2024	11,874
Thereafter	2,768
Total	$76,555
The partially and wholly unsatisfied performance obligations presented in the table above are generally limited to customer contracts which have fixed pricing and fixed volume terms and conditions, which generally include customer contracts with minimum volume commitment payment obligations.
The Company has elected practical expedients, pursuant to Accounting Standards Codification 606, Revenue from Contracts with Customers, to exclude from the presentation of remaining performance obligations: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a series of distinct services and (ii) contracts with an original expected duration of one year or less.
4. Inventory
Crude oil inventory includes crude oil in tanks and linefill. Linefill that represents the minimum volume of product in a pipeline system that enables the system to operate is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Crude oil in tanks and linefill in third party pipelines that is expected to be withdrawn within one year is included in inventory on the Company’s Condensed Consolidated Balance Sheets, and crude oil linefill in third party pipelines that is not expected to be withdrawn within one year is included in long-term inventory on the Company’s Condensed Consolidated Balance Sheets.
Equipment and materials consist primarily of well equipment, tanks and tubular goods to be used in the Company’s exploration and production activities and spare parts and equipment for the Company’s midstream assets. Equipment and materials are included in inventory on the Company’s Condensed Consolidated Balance Sheets.
Inventory, including long-term inventory, is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Company assesses the carrying value of inventory and uses estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact the Company’s estimates are the applicable quality and location differentials to include in the Company’s net realizable value analysis as well as the liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. Due to lower expected future commodity prices, the Company recorded impairment losses for the Company’s crude oil inventory and long-term linefill inventory of $7.2 million and $1.3 million, respectively, to adjust the carrying values of the inventory to their estimated net realizable values during the three months ended March 31, 2020.

The Company’s total inventory consists of the following:

	March 31, 2020	December 31, 2019

	(In thousands)
Inventory
Crude oil inventory	$7,057	$18,296
Equipment and materials	25,943	16,963
Total inventory	$33,000	$35,259

Long-term inventory
Linefill in third party pipelines	$14,053	$13,924
Total long-term inventory	$14,053	$13,924

Total	$47,053	$49,183

5. Accounts Receivable
The following table sets forth the Company’s accounts receivable, net:

	March 31, 2020	December 31, 2019

	(In thousands)
Trade accounts	$126,125	$276,629
Joint interest accounts	82,547	82,112
Other accounts	13,787	13,699
Total	222,459	372,440
Allowance for credit losses(1)	(1,805)	(1,259)
Total accounts receivable, net	$220,654	$371,181
__________________
(1)Upon adoption of ASU 2016-13, the Company recognized a cumulative-effect adjustment to retained earnings (accumulated deficit) of $0.4 million to increase its allowance for expected credit losses. Prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance.
6. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as asset retirement obligations (“ARO”) and oil and gas and other properties, at fair value on a non-recurring basis.
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

	Fair value at March 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$152	$—	$—	$152
Commodity derivative instruments (see Note 7)	—	261,661	—	261,661
Total assets	$152	$261,661	$—	$261,813

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$146	$—	$—	$146
Commodity derivative instruments (see Note 7)	—	1,174	—	1,174
Total assets	$146	$1,174	$—	$1,320
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$19,815	$—	$19,815
Total liabilities	$—	$19,815	$—	$19,815
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil and natural gas prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.7 million at March 31, 2020 and its net derivative liability by $0.5 million at December 31, 2019.

Non-Financial Assets and Liabilities
The fair value of the Company’s non-financial assets measured at fair value on a non-recurring basis is determined using valuation techniques that include Level 3 inputs.
Asset retirement obligations. The Company records the fair value of its ARO liability in the period in which the liability is incurred. Fair value is determined by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. The fair value for ARO liabilities incurred during the three months ended March 31, 2020 was determined using an inflation factor of 2.5% and a credit-adjusted discount rate of 8.4% (see Note 11 — Asset Retirement Obligations).
Oil and gas and other properties. The Company records its oil and gas and other properties at fair value when acquired in a business combination or upon impairment for proved oil and gas properties and other properties. Fair value is determined using a discounted cash flow model. The inputs used are subject to management’s judgment and expertise and include, but are not limited to, estimates of crude oil and natural gas proved reserves, future commodity pricing, future rates of production, estimates of operating and development costs, risk-adjusted discount rates and estimates of throughput volumes for the Company’s midstream assets. These inputs are classified as Level 3 inputs, except the underlying commodity price assumptions are based on NYMEX forward strip prices (Level 1) and adjusted for price differentials. At March 31, 2020, the underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices for five years, escalating 2.5% per year thereafter. The estimated future cash flows also included a 2.5% inflation factor applied to the future operating and development costs after five years and every year thereafter. The estimated future cash flows for the Company’s proved oil and gas properties and midstream assets were discounted at market-based weighted average costs of capital of 12.7% and 10.4%, respectively (see Note 8 — Property, Plant and Equipment).
7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. The Company’s crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”), and its natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
At March 31, 2020, the Company utilized fixed price swaps and two-way and three-way costless collars to reduce the volatility of crude oil prices on a significant portion of its future expected crude oil production. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at their fair value (see Note 6 — Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making a payment to or receiving a payment from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

At March 31, 2020, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Assets
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2020	Fixed price swaps	4,733,000	Bbl	$57.02				$134,306
Crude oil	2020	Two-way collar	2,322,000	Bbl			$51.12	$59.79	50,178
Crude oil	2020	Three-way collar	4,859,000	Bbl		$40.75	$53.16	$63.61	55,604
Crude oil	2021	Fixed price swaps	310,000	Bbl	$56.01				6,661
Crude oil	2021	Two-way collar	248,000	Bbl			$51.38	$59.33	4,274
Crude oil	2021	Three-way collar	1,313,000	Bbl		$40.00	$50.79	$62.46	10,638
									$261,661
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
Statements of Operations Location	2020	2019

	(In thousands)
Net gain (loss) on derivative instruments	$285,322	$(117,611)
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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2020
Commodity	Balance Sheet Location	Gross Recognized Assets	Gross Amount Offset	Net Recognized Fair Value Assets

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$322,529	$(64,239)	$258,290
Commodity contracts	Derivative instruments — non-current assets	7,186	(3,815)	3,371
Total derivatives assets		$329,715	$(68,054)	$261,661

		December 31, 2019
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$633	$(98)	$535
Commodity contracts	Derivative instruments — non-current assets	3,295	(2,656)	639
Total derivatives assets		$3,928	$(2,754)	$1,174
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$33,812	$(14,117)	$19,695
Commodity contracts	Derivative instruments — non-current liabilities	686	(566)	120
Total derivatives liabilities		$34,498	$(14,683)	$19,815

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2020	December 31, 2019

	(In thousands)
Proved oil and gas properties(1)	$8,954,843	$8,724,376
Less: Accumulated depreciation, depletion, amortization and impairment	(8,193,662)	(3,601,019)
Proved oil and gas properties, net	761,181	5,123,357
Unproved oil and gas properties	366,546	738,662
Other property and equipment(2)	1,383,856	1,279,653
Less: Accumulated depreciation and impairment	(362,904)	(163,896)
Other property and equipment, net	1,020,952	1,115,757
Total property, plant and equipment, net	$2,148,679	$6,977,776
__________________
(1)Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $42.1 million and $42.3 million at March 31, 2020 and December 31, 2019, respectively.
(2)Included in the Company’s other property and equipment are estimates of future asset retirement costs of $1.4 million at both March 31, 2020 and December 31, 2019.
Impairment
The Company reviews its long-lived assets for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred.
Proved oil and gas properties. As a result of the significant decline in expected future commodity prices coupled with liquidity concerns due to the Company’s current expectation that it will be unable to comply with a covenant under the Oasis Credit Facility beginning with the fourth quarter of 2020, and the resulting decrease in estimated proved reserves, the Company reviewed its proved oil and gas properties in both the Williston Basin and the Delaware Basin for impairment. As of March 31, 2020, the Company recorded impairment charges of $4.4 billion, including $3.8 billion related to the Williston Basin and $637.3 million related to the Delaware Basin, to reduce the carrying values of its proved oil and gas properties to their estimated fair values (see Note 6 — Fair Value Measurements). For the three months ended March 31, 2019, the Company did not record impairment charges on its proved oil and gas properties.
Unproved oil and gas properties. The Company assessed its unproved oil and gas properties for impairment and recorded impairment charges on its unproved oil and gas properties of $291.3 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties.
Other property and equipment. Due to the significant decline in expected future commodity prices, the Company and other crude oil and natural gas producers are changing their development plans, resulting in lower forecasted throughput volumes for the Company’s midstream assets. As a result, the Company reviewed its midstream assets, grouped by commodity for each basin, for impairment. The carrying amounts exceeded the estimated undiscounted future cash flows for certain midstream asset groups in the Williston Basin and the Delaware Basin, and consequently, the Company recorded impairment charges of $108.3 million as of March 31, 2020 to reduce the carrying values to their estimated fair values. No impairment charges were recorded on the Company’s midstream assets for the three months ended March 31, 2019.
9. Divestitures and Assets Held for Sale
Divestitures
The Company reviews portfolio opportunities on an ongoing basis and has engaged in various divestiture transactions over recent years. In January 2020, the Company completed the initial closing for the sale of certain oil and gas properties located in the Williston Basin for total cash proceeds of $10.4 million. The transaction had an effective date of October 1, 2019, and the final closing statement for the transaction will be completed in July 2020. During the three months ended March 31, 2020, the Company recognized an $11.5 million net gain on sale of properties, which includes, and is subject to further, customary post-close adjustments, in its Condensed Consolidated Statements of Operations. The divested properties were in the Company’s exploration and production segment.
Assets Held for Sale
During the fourth quarter of 2019, the Company decided to pursue an exit from the well services business (the “Well Services Exit”) and began an active program to locate buyers for certain well services inventory and equipment included within the Company’s well services business segment. The assets expected to be sold related to the Well Services Exit met the criteria for assets held for sale at December 31, 2019 and were classified as such.
During the three months ended March 31, 2020, the Company recorded an impairment loss of $14.5 million to write-off the net book value of certain well services equipment held for sale as of December 31, 2019 for which a sale is no longer probable to be completed within one year. In addition, the Company recorded an impairment loss of $1.4 million to adjust the carrying value of the remaining equipment held for sale to its estimated fair value less costs to sell. These impairment losses are included in impairment on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
The fair value of the assets held for sale as of March 31, 2020 was determined using the expected sales price based on ongoing negotiations with a potential buyer. The Company considered all available information at the time the estimates were made; however, the fair value that will be ultimately realized upon the sale of these assets may differ from the estimated fair values reflected in the unaudited condensed consolidated financial statements. The expected sale of assets related to the Well Services Exit does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, is not reported as discontinued operations.
The following table presents balance sheet data related to the assets held for sale related to the Well Services Exit as of March 31, 2020:

March 31, 2020
(In thousands)
Inventory	$2,434
Other property and equipment	15,786
Less: Accumulated depreciation and impairment	(13,111)
Total assets held for sale	$5,109

10. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2020	December 31, 2019

	(In thousands)
Oasis Credit Facility	$522,000	$337,000
OMP Credit Facility	487,500	458,500
Senior unsecured notes
6.50% senior unsecured notes due November 1, 2021	43,601	71,835
6.875% senior unsecured notes due March 15, 2022	834,466	890,980
6.875% senior unsecured notes due January 15, 2023	307,728	351,953
6.25% senior unsecured notes due May 1, 2026	395,122	400,000
2.625% senior unsecured convertible notes due September 15, 2023	244,840	267,800
Total principal of senior unsecured notes	1,825,757	1,982,568
Less: unamortized deferred financing costs on senior unsecured notes	(13,475)	(15,618)
Less: unamortized debt discount on senior unsecured convertible notes	(43,850)	(50,877)
Total long-term debt	$2,777,932	$2,711,573
Senior secured revolving line of credit. The Oasis Credit Facility is the Company’s senior secured revolving line of credit among OPNA, as borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto with an overall senior secured line of credit of $3,000.0 million as of March 31, 2020. The Oasis Credit Facility has a maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of the Company’s senior unsecured notes due in 2022 and 2023, of which $1,142.2 million is outstanding, to the extent such senior unsecured notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of the Company’s senior unsecured convertible notes due in 2023, of which $244.8 million is outstanding, to the extent such senior unsecured convertible notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 24, 2020, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2020 and entered into that certain Limited Waiver and Fourth Amendment (the “Fourth Amendment”) to the Oasis Credit Facility. The Fourth Amendment amends the Oasis Credit Facility to decrease the borrowing base from $1,300.0 million to $625.0 million and to decrease the aggregate elected commitment from $1,100.0 million to $625.0 million. The following additional reductions will be effective on June 1, 2020 (the “June Reduction”) and July 1, 2020 (the “July Reduction”), respectively: (1) the June Reduction consists of borrowing base and aggregate elected commitment reductions from $625.0 million to $612.5 million and (2) the July Reduction consists of additional borrowing base and aggregate elected commitment reductions from $612.5 million to $600.0 million. In addition, the Fourth Amendment increases the letter of credit commitment under the Oasis Credit Facility from $50.0 million to $100.0 million. As of March 31, 2020, the Company had total elected commitments of $1,100.0 million, $522.0 million of borrowings at a weighted average interest rate of 2.7%, excluding the rate impact for the additional interest charges per the Fourth Amendment detailed below, and $18.9 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing capacity of $559.1 million.
The Fourth Amendment also includes a waiver and forbearance agreement with respect to a third-party surety indemnity obligation (the “Surety Bond”) obtained by a subsidiary of the Company in support of commitments for a transportation agreement. The Administrative Agent advised the Borrower on April 2, 2020 that the Surety Bond constituted additional Debt (as defined in the Oasis Credit Facility) not permitted under the Oasis Credit Facility and that the Borrower’s certifications had failed to reflect the existence of the Surety Bond in its borrowing requests. The Fourth Amendment contains a one-time waiver of these Defaults (as defined in the Oasis Credit Facility), other than with respect to approximately $29.3 million of additional interest charges as of March 31, 2020. The Fourth Amendment provided for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default (as defined in the Oasis Credit Facility). The Administrative Agent and lenders are not obligated to grant any future forbearance.

The Fourth Amendment amended the applicable margins and commitment fee rates with respect to Alternate Based Rate (“ABR”) loans, Swingline loans and Eurodollar loans, based on the utilization of the total elected commitments under the Oasis Credit Facility, as follows:

Total Commitment Utilization Percentage	Applicable Margin for ABR Loans or Swingline Loans	Applicable Margin for Eurodollar Loans	Commitment Fee Rates
Less than 25%	0.75%	2.25%	0.50%
Greater than or equal to 25% but less than 50%	1.00%	2.50%	0.50%
Greater than or equal to 50% but less than 75%	1.25%	2.75%	0.50%
Greater than or equal to 75% but less than 90%	1.50%	3.00%	0.50%
Greater than or equal to 90%	1.75%	3.25%	0.50%
The Oasis Credit Facility is also amended by the Fourth Amendment to require that, subject to certain exceptions, if at any time the Company and its subsidiaries have cash on hand in an amount exceeding $60 million, subject to certain working capital adjustments, such cash must be used to make prepayments of borrowings under the Oasis Credit Facility. In addition, the financial covenants in the Oasis Credit Facility have been amended to provide that the Company’s Current Ratio (as defined in the Oasis Credit Facility) has been waived for the fiscal quarter ending June 30, 2020 and the Company’s Ratio of Total Debt to EBITDAX (as defined in the Oasis Credit Facility, the “Leverage Ratio”) shall not, for the four quarter period ended on the last day of each fiscal quarter, be greater than 4.00 to 1.00. The Company was in compliance with the financial covenants of the Oasis Credit Facility as of March 31, 2020. However, based on the current commodity price environment, the Company currently expects it will be unable to comply with the Leverage Ratio beginning with the fourth quarter of 2020. Failure to comply with this covenant, if not waived, would result in an Event of Default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for the Company’s Notes.
OMP Operating LLC revolving line of credit. Through its ownership of OMP, the Company has access to a senior secured revolving credit facility (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”) among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent (the “OMP Administrative Agent”) and the lenders party thereto. The OMP Credit Facility, which has a maturity date of September 25, 2022, is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. As of March 31, 2020, the aggregate commitments under the OMP Credit Facility were $575.0 million.
At March 31, 2020, the Company had $487.5 million of borrowings outstanding under the OMP Credit Facility at a weighted average interest rate of 2.9%, excluding the rate impact for the additional interest charges detailed below, and an outstanding letter of credit of $1.7 million, resulting in an unused borrowing base capacity of $85.8 million. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
OMP Operating LLC was in compliance with the covenants of the OMP Credit Facility as of March 31, 2020, except as follows. As a result of ongoing internal oversight processes, OMP Operating LLC identified that a Control Agreement (as defined in the OMP Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the OMP Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the OMP Credit Facility with respect to the JPM Account. On May 11, 2020, OMP Operating LLC executed a Control Agreement with both the OMP Administrative Agent and JPMorgan, thereby completing the documentation required under the OMP Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represents a past Event of Default (as defined in the OMP Credit Facility). On May 15, 2020, OMP Operating LLC entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the OMP Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, OMP Operating LLC recorded additional interest charges of approximately $25.9 million in the unaudited condensed consolidated financial statements as of March 31, 2020.
There are no cross-default rights between the Revolving Credit Facilities. The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates.
Senior unsecured notes. At March 31, 2020, the Company had $1,580.9 million principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.

During the three months ended March 31, 2020, the Company repurchased an aggregate principal amount of $133.9 million of its outstanding Senior Notes for an aggregate cost of $52.9 million. The repurchases consisted of $28.2 million principal amount of the 6.50% senior unsecured notes due November 1, 2021, $56.5 million principal amount of the 6.875% senior unsecured notes due March 15, 2022, $44.2 million principal amount of the 6.875% senior unsecured notes due January 15, 2023 and $4.9 million principal amount of the 6.25% senior unsecured notes due May 1, 2026. As a result of these repurchases, the Company recognized a pre-tax gain of $80.2 million, which was net of unamortized deferred financing costs write-offs of $0.8 million, and is reflected in gain on extinguishment of debt on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
Senior unsecured convertible notes. At March 31, 2020, the Company had $244.8 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). During the three months ended March 31, 2020, the Company repurchased a principal amount of $23.0 million of its outstanding Senior Convertible Notes, for an aggregate cost of $15.2 million. As a result of these repurchases, the Company recognized a pre-tax gain of $3.7 million, which was net of write-offs of unamortized debt discount of $4.2 million, the equity component of the senior unsecured convertible notes of $0.3 million and unamortized deferred financing costs of $0.2 million, and is reflected in gain on extinguishment of debt on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
The Company has the option to settle conversions of the Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of March 31, 2020, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, the Company was in compliance with the terms of the indentures for the Senior Convertible Notes as of March 31, 2020.
Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $331.5 million at March 31, 2020. The Notes are guaranteed on a senior unsecured basis by the Company, along with its material wholly-owned subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions. The indentures governing the Notes contain customary events of default.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2020:

(In thousands)
Balance at December 31, 2019	$56,784
Liabilities incurred during period	333
Liabilities settled during period	(194)
Accretion expense during period(1)	765
Balance at March 31, 2020	$57,688
___________________
(1)Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.
At March 31, 2020, the current portion of the total ARO balance was approximately $0.3 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2020 was 5.6% on a pre-tax loss of $4,589.0 million, as compared to an effective tax rate of 3.3% on a pre-tax loss of $111.7 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 was lower than the statutory federal rate of 21% primarily due to the significant increase in the valuation allowance recorded in the first quarter of 2020.
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
Valuation allowance. The Company increased its valuation allowance to $830.4 million as of March 31, 2020. Based on the material write-down of the carrying value of the Company’s oil and gas properties recognized in the first quarter of 2020 and the Company’s expected operating results in subsequent quarters, the Company projects it will be in a net deferred tax asset position at December 31, 2020. The Company concluded it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and as such, recorded a valuation allowance on these assets. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth. As such, the Company will continue to assess the valuation allowance on an ongoing basis.
As of December 31, 2019, the Company had a valuation allowance of $2.9 million recorded against Montana net operating loss carryforwards.
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
During the three months ended March 31, 2020, employees and directors of the Company were granted restricted stock awards equal to 3,505,629 shares of common stock with a $3.36 weighted average grant date per share value. Equity-based compensation expense recorded for restricted stock awards was $4.4 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
Performance share units. The Company has granted performance share units (“PSUs”) to its officers under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units that may be earned, if at all, based on the level of achievement with respect to the applicable performance metrics, and each PSU that is earned represents the right to receive one share of the Company’s common stock upon settlement.
The Company accounted for these PSUs as equity awards pursuant to the FASB’s authoritative guidance for share-based payments. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance periods. Depending on the Company’s TSR performance relative to the defined peer group, and subject to an adjustment based on the Company’s internal rate of return for certain PSUs, award recipients may earn between 0% and 240% of the target number of PSUs granted. All compensation expense related to the PSUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the three months ended March 31, 2020:

Forecast period (years)	2 - 4
Risk-free interest rates	1.53% - 1.55%
Oasis stock price volatility	68.56%
Oasis initial value	$3.19
Oasis stock price on date of grant	$2.77
During the three months ended March 31, 2020, officers of the Company were granted 2,429,747 PSUs with a $2.77 weighted average grant date per unit value. Equity-based compensation expense recorded for PSUs was $2.3 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP phantom unit awards. The Company has granted OMP phantom unit awards (the “OMP Phantom Units”) to its employees under its Amended and Restated 2010 Long Term Incentive Plan. Each OMP Phantom Unit represents the right to receive, upon vesting of the award, a cash payment equal to the fair market value of one OMP common unit on the day prior to the date it vests (the “Vesting Date”). Award recipients are also entitled to Distribution Equivalent Rights (“DER”) with respect to each OMP Phantom Unit received. Each DER represents the right to receive, upon vesting of the award, a cash payment equal to the value of the distributions paid on one OMP common unit between the grant date and the applicable Vesting Date. The OMP Phantom Units generally vest in equal installments each year over a three-year period from the date of grant, and compensation expense will be recognized over the requisite service period and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
The OMP Phantom Units are accounted for as liability-classified awards since the awards will settle in cash, and equity-based compensation expense is accounted for under the fair value method in accordance with GAAP. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of a publicly traded common unit. The Company will directly pay, or will reimburse OMP, for the cash settlement amount of these awards.
During the three months ended March 31, 2020, the Company granted 241,720 OMP Phantom Units to certain employees of Oasis with a weighted average grant date fair value of $16.69 per unit. Equity-based compensation for the OMP Phantom Units was a $0.6 million benefit and a $0.7 million expense for the three months ended March 31, 2020 and 2019, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
OMP restricted unit awards. During the three months ended March 31, 2020, independent directors of OMP were granted 16,170 restricted unit awards, which vest over a one-year period with a weighted average grant date fair value of $16.69 per common unit. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation expense is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Equity-based compensation expense recorded for these awards was approximately $0.1 million for each of the three months ended March 31, 2020 and 2019, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following is a calculation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Basic and diluted weighted average common shares outstanding	316,828	314,464
For the three months ended March 31, 2020 and 2019, the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested stock awards. The following is a calculation of weighted average common shares excluded from diluted loss per share due to the anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Restricted stock awards and PSUs	11,166	9,800
The Company has the option to settle conversions of its Senior Convertible Notes (see Note 10 — Long-Term Debt) with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of March 31, 2020 and 2019, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted loss per share for the three months ended March 31, 2020 and 2019.
15. Business Segment Information
As of March 31, 2020, the Company had two reportable segments: exploration and production and midstream. In conjunction with the Well Services Exit during the three months ended March 31, 2020, the Company eliminated its well services segment and reported the remaining services performed by OWS within its exploration and production segment. Prior to the Well Services Exit, the Company had three reportable segments: exploration and production, midstream and well services. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
The Company’s exploration and production segment is engaged in the acquisition and development of oil and gas properties. Revenues for the exploration and production segment are primarily derived from the sale of crude oil and natural gas production.
The Company’s midstream business segment performs midstream services including: (i) natural gas gathering, compression, processing, gas lift and NGL storage services; (ii) crude oil gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. Revenues for the midstream segment are primarily derived from performing these midstream services to support the exploration and production operations of the Company as well as third-party producers. The revenues and expenses related to work performed by the midstream segment for the Company’s ownership interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated interest owners are included in the Company’s Condensed Consolidated Statements of Operations.
The Company’s corporate activities have been allocated to the supported business segments accordingly. Management evaluates the performance of the Company’s business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization.
The following table summarizes financial information for the Company’s two business segments for the periods presented:

	Exploration and Production	Midstream	Eliminations	Consolidated

	(In thousands)
Three months ended March 31, 2020:
Revenues from non-affiliates	$331,387	$56,411	$—	$387,798
Inter-segment revenues	—	68,544	(68,544)	—
Total revenues	331,387	124,955	(68,544)	387,798
Operating loss	(4,817,255)	(42,226)	(3,047)	(4,862,528)
Other income (expense), net	303,998	(30,483)	—	273,515
Loss before income taxes including non-controlling interests	$(4,513,257)	$(72,709)	$(3,047)	$(4,589,013)

Three months ended March 31, 2019:
Revenues from non-affiliates	$527,711	$48,021	$—	$575,732
Inter-segment revenues	—	58,561	(58,561)	—
Total revenues	527,711	106,582	(58,561)	575,732
Operating income	2,338	49,806	(1,700)	50,444
Other expense, net	(158,377)	(3,748)	—	(162,125)
Income (loss) before income taxes including non-controlling interests	$(156,039)	$46,058	$(1,700)	$(111,681)

At March 31, 2020:
Property, plant and equipment, net	$1,205,700	$985,791	$(42,812)	$2,148,679
Total assets(1)	1,722,331	2,080,359	(932,855)	2,869,835
At December 31, 2019:
Property, plant and equipment, net	$5,939,389	$1,078,903	$(40,516)	$6,977,776
Total assets(1)	6,502,214	1,101,401	(104,362)	7,499,253
___________________
(1)Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.
16. Commitments and Contingencies
The Company has various commitment agreements and other contractual obligations which are issued in the normal course of business. As of March 31, 2020, the Company’s material off-balance sheet arrangements and transactions include $20.6 million in outstanding letters of credit issued under its Revolving Credit Facilities (see Note 10 — Long-Term Debt) and $66.7 million in surety bonds issued as financial assurance on certain agreements. As of March 31, 2020, there have been no material changes to the Company’s future commitments disclosed in Note 22 — Commitments and Contingencies in the Company’s 2019 Annual Report.
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
As of March 31, 2020, a loss accrual of $20 million has been recognized in accrued liabilities in the Company’s Condensed Consolidated Balance Sheet, which the Company believes is the estimable amount of loss that could potentially be incurred from its pending legal proceedings based upon currently available information.
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts and added Bighorn DevCo LLC
(“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo”) as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
On March 2, 2018, Mirada filed a fourth amended petition that described Mirada’s alleged ownership and assignment of interests in assets purportedly governed by agreements at issue in the lawsuit. On August 31, 2018, Mirada filed a fifth amended petition that added OMP as a defendant, asserting that it was created in bad faith in an effort to avoid contractual obligations owed to Mirada.
On July 2, 2019, Oasis, OPNA, OMS, OMP, Bighorn DevCo, Bobcat DevCo and Beartooth DevCo (collectively the “Oasis Entities”) counterclaimed against Mirada for a judgment declaring that Oasis Entities are not obligated to purchase, manage, gather, transport, compress, process, market, sell or otherwise handle Mirada’s proportionate share of oil and gas produced from OPNA-operated wells. The counterclaim also seeks attorney’s fees, costs and expenses.
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
On March 13, 2020, Mirada filed a seventh amended petition that did not assert any new causes of action and did not add any new parties. Mirada did add an allegation that Oasis breached its implied duty of good faith and fair dealing with respect to certain contracts.
On April 30, 2020, Mirada abandoned its prior claims related to overstating the estimated costs of proposed well operations in Wild Basin. At this point, it is unclear what impact this has on damages because Mirada asserts that its information and failure to consult and obtain consent claims result in the same damages as its abandoned estimated costs claim.
The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to the Company. The Company filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims.
Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for October 2020. The Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin. In addition, the Company has agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement it entered into with OMP at the time of OMP’s initial public offering.
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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to increase crude oil production and the expected impact on our businesses, operations, earnings and results. In particular, the factors discussed below and detailed under Part II, Item 1A. “Risk Factors” in our 2019 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about:
•the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil and natural gas production;
•developments in the global economy as well as the public health crisis related to the COVID-19 pandemic and resulting demand and supply for crude oil and natural gas;
•uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
•uncertainty regarding the future actions of foreign oil producers, such as Saudi Arabia and Russia, and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas;
•the effect of an overhang of significant amounts of crude oil and natural gas inventory stored in the U.S. and elsewhere, and the impact that such inventory overhang ultimately has on the timing of a return to market conditions that support increased drilling and production activities in the U.S.;
•our ability to comply with the leverage ratio covenant under the Oasis Credit Facility, as amended in April 2020, the anticipated timing of such noncompliance and the strategies being implemented by management to mitigate the risk of such noncompliance;
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
•cash flows and liquidity;
•our ability to comply with the covenants under our Revolving Credit Facilities and other indebtedness and the related impact on our ability to continue as a going concern;
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
•our ability to successfully forecast future operating results and manage activity levels with ongoing macroeconomic uncertainty;
•plans, objectives, expectations and intentions contained in this report that are not historical; and
•certain factors discussed elsewhere in this Form 10-Q.
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include the significant fall in the price of crude oil since the beginning of 2020, further changes in crude oil and natural gas prices, other conditions and events that raise doubts about our ability to continue as a going concern, weather and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct our E&P activities and own our oil and gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Delaware Basin, respectively. In addition to our exploration and production segment, we also operate a midstream business through Oasis Midstream Partners LP (“OMP”) and Oasis Midstream Services LLC (“OMS”). OMP is a growth-oriented, fee-based master limited partnership that develops and operates a diversified portfolio of midstream assets.
Recent Developments
On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, North Dakota and Montana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These containment measures, while aiding in the prevention of further outbreak of COVID-19, have resulted in a severe drop in energy demand and general economic activity. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions. We have taken, and continue to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, we were early adopters in employing a work-from-home system and have deployed additional safety protocols at our operating sites in order to keep our employees and contractors safe and to keep our operations running without material disruption.
The rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. We are also experiencing impacts from downstream markets, as certain pipelines no longer have the ability to transport production as refineries reduce activity or exercise force majeure clauses. Additionally, inventory surpluses have overwhelmed U.S. storage capacity, leading to a further strain on the supply chain. We have elected to shut in production of certain wells, and the constraints on the supply chain could force us to shut in production in the future.
In March 2020, the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC, oil-producing countries, including Russia, failed to agree to production cuts which were intended to stabilize and support global crude oil commodity prices. With no agreement in place, certain large international crude oil producers, including Saudi Arabia and Russia, began to deeply discount sales of their crude oil and committed to ramping up production in an attempt to protect, or increase, their global market share. The impact of this increased production is coupled with significant demand declines caused by the global response to COVID-19. These extreme supply and demand dynamics contributed to significant crude oil price declines, which have and will continue to negatively impact U.S. producers, including us. Although in April 2020, OPEC and other non-OPEC oil-producing countries, including Russia, came to an agreement to cut limited amounts of production, we cannot predict whether or when crude oil production and economic activities will return to normalized levels.
Commodity Prices
Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, natural gas and natural gas liquids (“NGLs”) can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for crude oil, natural gas and NGLs, as well as market uncertainty, economic conditions and a variety of additional factors. Since the inception of our crude oil and natural gas activities, commodity prices have experienced significant fluctuations and may continue to fluctuate widely in the future.
Due to a combination of the foregoing COVID-19 pandemic-related pressures and geopolitical pressures on the global supply and demand balance for crude oil and related products, commodity prices have significantly declined in recent months. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand and a potential global economic recession. If prices for crude oil, natural gas and NGLs continue to decline or for an extended period of time remain at depressed levels, such commodity price environment could materially and adversely affect our financial position, our results of operations, the quantities of crude oil and natural gas reserves that we can economically produce and our access to capital.
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of March 31, 2020, 91% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems. In the Williston Basin, our crude oil price differentials averaged approximately $3.60 per barrel discount to NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) during the three months ended March 31, 2020. In the Delaware Basin, our crude oil price differentials have improved due to new pipelines coming online, averaging close to $0.45 per barrel above NYMEX WTI during the first quarter of 2020 as compared to more than $5.00 per barrel below NYMEX WTI in the first quarter of 2019.
Expected future commodity prices and estimates of future production play a significant role in determining impairment of proved oil and gas properties. As a result of the significant decline in commodity prices, we reviewed our proved oil and gas properties in both the Williston Basin and the Delaware Basin for impairment and recorded impairment charges of $3.8 billion and $637.3 million on our proved oil and gas properties in the Williston Basin and Delaware Basin, respectively, in the first quarter of 2020. Our estimated undiscounted future cash flows include the cost benefits from consolidating our midstream business segment. If we discontinue or no longer had a controlling financial interest in the operations of the midstream business segment, our expected future costs would increase, which may cause the estimated undiscounted future cash flows to decline below the carrying value of our proved oil and gas properties in the future.
The underlying commodity prices included in our estimated future cash flows were determined using NYMEX forward strip prices for five years as of March 31, 2020, escalating 2.5% per year thereafter. Our estimated future cash flows also included a 2.5% inflation factor applied to the future operating and development costs after five years and every year thereafter. Expected future commodity prices decreased after March 31, 2020 and have remained depressed. If expected future commodity prices decline by approximately 35% as compared to March 31, 2020, holding all other factors constant, the estimated undiscounted future cash flows may not exceed the carrying value of our proved oil and gas properties in the Williston Basin, and if expected future commodity prices decline by approximately 50% as compared to March 31, 2020, holding all other factors constant, the estimated undiscounted future cash flows may not exceed the carrying value of our proved oil and gas properties in the Delaware Basin.
If our estimated future cash flows decline below the carrying value of our proved oil and gas properties, we may recognize additional proved property impairment charges in the future, and such impairment charges could exceed $230 million and $95 million for the Williston Basin and the Delaware Basin, respectively, assuming a discount rate of 12.7%. This sensitivity analysis decreased the expected future prices of both crude oil and natural gas, but a decline in the realized price of either commodity, an increase to costs or an increase in discount rate greater than those described above may independently impact our estimated future cash flows.
Going Concern
Based on the current commodity price environment, we currently expect we will be unable to comply with the leverage ratio covenant under our revolving credit facility (the “Oasis Credit Facility”), as amended in April 2020 (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”), beginning with the fourth quarter of 2020, which raises substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued. Failure to comply with this covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our senior unsecured notes and our senior unsecured convertible notes (collectively, the “Notes”). We are actively pursuing, with support from our Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures, reduction in capital expenditures in 2020 and operational efficiencies. Management believes these measures, as we continue to implement them, may enable us to comply with our leverage ratio covenant. However, we cannot predict the extent to which any of these measures will be successful, if at all. Please see Part II, Item 1A. “Risk Factors” for more information regarding risks associated with our debt obligations and our ability to continue as a going concern.
Our ability to meet our debt covenants under the Oasis Credit Facility and our credit facility through OMP (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”) (see “Liquidity and Capital Resources — Cash provided by financing activities”) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory and other factors. In response to market conditions, we have reduced our total 2020 capital expenditure plan by approximately 50% to 60% from the initial total 2020 capital expenditure plan announced in February 2020. Our current total 2020 capital expenditure plan is now approximately $266 million to $331 million, which includes approximately $231 million to $291 million for E&P and other capital expenditures. Please see “Liquidity and Capital Resources — Cash flows used in investing activities — 2020 revised capital expenditure plan.”

Highlights:
•Our production volumes averaged 80,066 barrels of oil equivalent per day (“Boepd”) (68% oil) in the first quarter of 2020.
•E&P and other capital expenditures, excluding capitalized interest, were $151.3 million in the first quarter of 2020.
•Lease operating expenses per barrel of oil equivalent (“Boe”) averaged $6.83 per Boe in the first quarter of 2020.
•Our crude oil differentials remained strong in the first quarter of 2020 averaging $3.19 off of NYMEX WTI.
•We reduced the total principal of our Notes by $156.8 million during the quarter to $1,825.8 million as of March 31, 2020.
•Our total general and administrative (“G&A”) expenses and E&P Cash G&A, a non-GAAP financial measure, decreased 9.5% and 12.0%, respectively, from the first quarter of 2019.
•Net cash provided by operating activities was $107.8 million for the three months ended March 31, 2020. Adjusted EBITDA, a non-GAAP financial measure, was $167.0 million for the three months ended March 31, 2020.
•We recognized $4.8 billion of impairments in the first quarter of 2020, primarily related to proved oil and gas properties.
See “Non-GAAP Financial Measures” below for definitions of non-GAAP measures and reconciliations to the most directly comparable measures under United States generally accepted accounting principles (“GAAP”).
Results of Operations
Revenues
Our crude oil and natural gas revenues are derived from the sale of crude oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil and gas sales are primarily derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the customer. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis. During the three months ended March 31, 2020, our crude oil and natural gas revenues were negatively impacted by current market conditions, which caused a significant decline in our realized prices for crude oil, natural gas and NGLs. In addition, due to the current commodity price environment, we have reduced our planned E&P capital expenditures for 2020, curtailed flush production on newly completed wells and shut-in certain wells. As a result, we expect our crude oil and natural gas production volumes and revenues to continue to decline in the near term.
Our midstream revenues are primarily derived from natural gas gathering and processing, including sales of residue gas and NGLs related to third-party natural gas purchase arrangements, produced and flowback water gathering and disposal, crude oil gathering and transportation and fresh water sales. Our other services revenues are derived from equipment rentals and well services. A significant portion of our midstream revenues and all of our other services revenues are from services performed for the Company’s operated wells. Intercompany revenues for work performed for the Company’s ownership interests are eliminated in consolidation, and only the revenues related to non-affiliated interest owners and other third-party customers are included in midstream and other services revenues.

The following table summarizes our revenues, production data and sales prices for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change
Revenues (in thousands)
Crude oil revenues	$212,793	$318,121	$(105,328)
Natural gas revenues	26,335	50,661	(24,326)
Purchased oil and gas sales	86,278	148,471	(62,193)
Midstream revenues	56,411	48,021	8,390
Other services revenues	5,981	10,458	(4,477)
Total revenues	$387,798	$575,732	$(187,934)
Production data
Williston Basin
Crude oil (MBbls)	4,421	5,507	(1,086)
Natural gas (MMcf)	13,429	13,209	220
Oil equivalents (MBoe)	6,659	7,708	(1,049)
Average daily production (Boepd)	73,178	85,649	(12,471)
Delaware Basin
Crude oil (MBbls)	502	437	65
Natural gas (MMcf)	747	651	96
Oil equivalents (MBoe)	627	546	81
Average daily production (Boepd)	6,888	6,065	823
Total average daily production (Boepd)	80,066	91,714	(11,648)
Average sales prices
Crude oil, without derivative settlements (per Bbl)	$43.22	$53.52	$(10.30)
Crude oil, with derivative settlements (per Bbl)(1)	44.24	55.79	(11.55)
Natural gas, without derivative settlements (per Mcf)(2)	1.86	3.66	(1.80)
Natural gas, with derivative settlements (per Mcf)(1)(2)	1.86	3.65	(1.79)
____________________
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
Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $129.7 million to $239.1 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was primarily driven by an $86.1 million decrease due to the lower crude oil and natural gas sales prices, coupled with a $44.1 million decrease driven by lower crude oil production amounts sold quarter over quarter. These decreases were partially offset by a $0.6 million increase driven by higher natural gas production amounts sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $10.30 per barrel quarter over quarter to an average of $43.22 per barrel for the three months ended March 31, 2020. Average natural gas sales prices, which include the value for natural gas and NGLs and does not include derivative settlements, decreased by $1.80 per Mcf to an average of $1.86 per Mcf for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Average daily production sold decreased by 11,648 Boepd to 80,066 Boepd quarter over quarter primarily due to a decrease in crude oil production as a result of the natural decline in production in wells that were producing as of March 31, 2019, partially offset by our 12.2 net well completions in the Williston Basin and 9.0 net well completions in the Delaware Basin during the three months ended March 31, 2020.

Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $62.2 million to $86.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to less crude oil volumes purchased and then subsequently sold in the Williston Basin coupled with lower crude oil sales prices quarter over quarter.
Midstream revenues. Midstream revenues increased $8.4 million to $56.4 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was primarily driven by a $3.0 million increase in sales related to natural gas volumes gathered, compressed and processed pursuant to third-party purchase agreements, a $2.9 million increase related to higher natural gas volumes gathered from the Company’s operated wells and compressed and processed, and a $2.9 million increase in freshwater sales.
Other services revenues. Other services revenues decreased by $4.5 million to $6.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a $4.3 million decrease in well completion revenues due to transitioning our well fracturing services from OWS to a third-party provider during the first quarter of 2020 (the “Well Services Exit”).
Expenses and other income (expenses)
The following table summarizes our operating expenses and other income (expenses) for the periods presented:

	Three Months Ended March 31,
	2020	2019	Change

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$49,769	$58,444	$(8,675)
Midstream expenses	13,084	16,729	(3,645)
Other services expenses	4,931	6,970	(2,039)
Marketing, transportation and gathering expenses	29,464	34,950	(5,486)
Purchased oil and gas expenses	85,203	149,904	(64,701)
Production taxes	19,326	29,618	(10,292)
Depreciation, depletion and amortization	203,755	189,833	13,922
Exploration expenses	1,168	830	338
Impairment	4,823,678	629	4,823,049
General and administrative expenses	31,174	34,459	(3,285)
Total operating expenses	5,261,552	522,366	4,739,186
Gain (loss) on sale of properties	11,226	(2,922)	14,148
Operating income (loss)	(4,862,528)	50,444	(4,912,972)
Other income (expense)
Net gain (loss) on derivative instruments	285,322	(117,611)	402,933
Interest expense, net of capitalized interest	(95,757)	(44,468)	(51,289)
Gain on extinguishment of debt	83,887	—	83,887
Other income (expense)	63	(46)	109
Total other income (expense), net	273,515	(162,125)	435,640
Loss before income taxes	(4,589,013)	(111,681)	(4,477,332)
Income tax benefit	254,738	3,703	251,035
Net loss including non-controlling interests	(4,334,275)	(107,978)	(4,226,297)
Less: Net income (loss) attributable to non-controlling interests	(23,414)	6,904	(30,318)
Net loss attributable to Oasis	$(4,310,861)	$(114,882)	$(4,195,979)
Costs and expenses (per Boe of production)
Lease operating expenses	$6.83	$7.08	$(0.25)
Marketing, transportation and gathering expenses	4.04	4.23	(0.19)
Production taxes	2.65	3.59	(0.94)

Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Lease operating expenses. Lease operating expenses decreased $8.7 million to $49.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was primarily due to lower workover costs quarter over quarter. Lease operating expenses per Boe decreased quarter over quarter from $7.08 per Boe to $6.83 per Boe primarily due to the lower aforementioned costs, offset by lower production volumes.
Midstream expenses. Midstream expenses represent operating expenses related to midstream services provided to third parties as well as non-affiliated interest owners’ share of operating expenses incurred by our midstream business segment. The $3.6 million decrease quarter over quarter was primarily related to a $3.1 million decrease in natural gas purchases from third parties, coupled with a $1.5 million decrease in natural gas gathering, compression and processing expenses and a $1.0 million decrease related to lower crude oil volumes gathered, stabilized and transported. These decreases were offset by a $1.9 million increase related to higher produced and flowback water operating expenses.
Other services expenses. Other services expenses represent non-affiliated working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $2.0 million decrease quarter over quarter was primarily attributable to a $1.9 million decrease in well completion expenses due to decreased activity as a result of the Well Services Exit.
Marketing, transportation and gathering (“MT&G”) expenses. MT&G expenses decreased $5.5 million, or $0.19 per Boe, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, which was primarily attributable to lower crude oil gathering and transportation expenses due to a decrease in production volumes quarter over quarter, coupled with a decrease in our pipeline imbalances. Cash MT&G expenses, which excludes non-cash valuation adjustments, on a per Boe basis increased to $4.01 for the three months ended March 31, 2020 as compared to $3.96 for the three months ended March 31, 2019. For a definition of Cash MT&G and a reconciliation of MT&G to Cash MT&G, see “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $64.7 million to $85.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to less crude oil volumes purchased in the Williston Basin coupled with lower crude oil prices quarter over quarter.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 8.1% and 8.0% for the three months ended March 31, 2020 and 2019, respectively. The production tax rate increased quarter over quarter primarily due to an increase in crude oil revenues and volumes in the Delaware Basin, coupled with an increase in natural gas volumes while natural gas revenues decreased in the Williston Basin. These increases were offset by a decrease in crude oil revenues in the Williston Basin.
Depreciation, depletion and amortization (“DD&A”). DD&A expenses increased $14.0 million to $203.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was a result of an increase in the DD&A rate to $27.97 per Boe for the three months ended March 31, 2020 as compared to $23.00 per Boe for the three months ended March 31, 2019, offset by decreased production quarter over quarter. The increase in the DD&A rate was primarily due to lower recoverable reserves in the Williston Basin and the Delaware Basin, coupled with higher well costs in the Delaware Basin.
Impairment. Impairment expense increased to $4.8 billion for the three months ended March 31, 2020 as compared to $0.6 million for the three months ended March 31, 2019, primarily due to the following:
•Proved oil and gas properties. We recorded an impairment charge of $4.4 billion on our proved oil and gas properties, including $3.8 billion in the Williston Basin and $637.3 million in the Delaware Basin, for the three months ended March 31, 2020 due to the significant decline in commodity prices. No impairment charges on proved oil and gas properties were recorded for the three months ended March 31, 2019.
•Unproved oil and gas properties. We recorded impairment losses on our unproved oil and gas properties of $291.3 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively, as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties.
•Other property and equipment. We recorded an impairment charge of $108.3 million on our midstream assets for the three months ended March 31, 2020 due to lower forecasted throughput volumes as a result of the significant decline in commodity prices. No impairment charges were recorded on the Company’s midstream assets for the three months ended 2019.
•Assets held for sale. During the three months ended March 31, 2020, we recorded an impairment loss of $14.5 million to write-off the net book value of certain well services equipment held for sale as of December 31, 2019 for which a sale is no longer probable to be completed within one year. In addition, we recorded an impairment loss of $1.4 million to adjust the carrying value of the remaining equipment held for sale related to the

Well Services Exit to the estimated fair value less costs to sell. We did not have assets classified as held for sale during the three months ended March 31, 2019.
•Inventory. During the three months ended March 31, 2020, we recorded impairment losses of $7.2 million and $1.3 million to adjust the carrying values of our crude oil inventory and long-term linefill inventory, respectively, to their net realizable values. No impairment charges on inventory were recorded for the three months ended March 31, 2019.
General and administrative expenses. G&A decreased $3.3 million to $31.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to lower compensation expenses due to a decrease in employee headcount, partially offset by an increase in legal expenses. Our total company full-time employee headcount decreased 26% to 529 at March 31, 2020 from 712 at March 31, 2019.
Gain (loss) on sale of properties. For the three months ended March 31, 2020, we recognized an $11.2 million net gain primarily related to the sale of certain oil and gas properties located in the Williston Basin (see Item 1. “Financial Statements (Unaudited) — Note 9 — Divestitures and Assets Held for Sale”). For the three months ended March 31, 2019, we recognized a $2.9 million net loss primarily related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred a $285.3 million net gain on derivative instruments, including net cash settlement receipts of $5.0 million, for the three months ended March 31, 2020, and a $117.6 million net loss on derivative instruments, including net cash settlement receipts of $13.4 million, for the three months ended March 31, 2019. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense, net of capitalized interest. Interest expense increased $51.3 million to $95.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to additional interest charges of $29.3 million related to the Oasis Credit Facility and $25.9 million related to the OMP Credit Facility (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”). These increases are partially offset by a $2.4 million decrease in interest expense related to our borrowings under the Oasis Credit Facility, coupled with a $1.4 million decrease in interest expense related to repurchases of our Notes. For the three months ended March 31, 2020, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $402.4 million and $473.1 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings, excluding additional interest charges, were 3.3% and 3.6%, respectively. For the three months ended March 31, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $535.7 million and $331.8 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.3% and 4.3%, respectively. Interest capitalized during the three months ended March 31, 2020 and 2019 was $2.3 million and $2.8 million, respectively, which will be amortized over the life of the related assets.
Gain on extinguishment of debt. During the three months ended March 31, 2020, we repurchased an aggregate principal amount of $156.8 million of our outstanding Notes for an aggregate cost of $68.0 million. For the three months ended March 31, 2020, we recognized a pre-tax gain related to the repurchase of $83.9 million, which included the write-off of unamortized debt discount of $4.2 million, unamortized deferred financing costs of $1.0 million and the equity component of the senior unsecured convertible notes of $0.3 million.
Income tax benefit. Our income tax benefit was recorded at 5.6% and 3.3% of pre-tax loss for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate for the three months ended March 31, 2020 was higher than the effective tax rate for the three months ended March 31, 2019 primarily due to the impact of non-controlling interests, partially offset by a significant increase in the valuation allowance recorded in the first quarter of 2020 primarily due to the material write-down of the carrying value of our oil and gas properties recognized in the first quarter of 2020.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been cash flows from operations, borrowings under our Revolving Credit Facilities, proceeds from sale of properties and cash settlements of derivative contracts. Our primary uses of cash have been for the development of oil and gas properties and midstream infrastructure, debt repurchases, distributions to non-controlling interests, interest payments on outstanding debt and payment of operating and G&A costs. We continually monitor potential capital sources, including equity and debt financings and potential asset monetization opportunities, in order to enhance liquidity and decrease leverage. We continue to be committed to our capital discipline strategy of investing within our cash flows from operations and cash settlements of derivative contracts; however, current market conditions may have a material adverse impact on our liquidity, including our cash flows from operations and our ability to access capital.

Based on the current commodity price environment, we currently expect we will be unable to comply with the leverage ratio covenant under the Oasis Credit Facility, as amended in April 2020 (Item 1. “Financial Statements (Unaudited) — see Note 10 — Long-Term Debt”), beginning with the fourth quarter of 2020, which raises substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued. Failure to comply with this covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our Notes. Please see Part II, Item 1A. “Risk Factors” for more information regarding risks associated with our debt obligations and our ability to continue as a going concern.
We are actively pursuing, with support from our Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures, reduction in capital expenditures in 2020 (see “Cash flows used in investing activities — 2020 revised capital expenditure plan”) and operational efficiencies. Management believes that these measures, as we continue to implement them, may enable us to comply with our leverage ratio covenant. However, we cannot predict the extent to which any of these measures will be successful, if at all. As a result of these liquidity concerns, as well as our reduction in planned capital expenditures in 2020, we have removed proved undeveloped (“PUD”) reserves which we may no longer be able to develop within five years.
Our cash flows for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$107,775	$174,926
Net cash used in investing activities	(130,768)	(224,002)
Net cash provided by financing activities	136,976	42,328
Increase (decrease) in cash and cash equivalents	$113,983	$(6,748)
Our cash flows depend on many factors, including the price of crude oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in crude oil and natural gas prices on a portion of our production, thereby mitigating our exposure to crude oil and natural gas price declines, but these transactions may also limit our cash flow in periods of rising crude oil and natural gas prices. For additional information on the impact of changing prices on our financial position, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” as well as Part II, Item 1A. “Risk Factors,” below.
Cash flows provided by operating activities
Net cash provided by operating activities was $107.8 million and $174.9 million for the three months ended March 31, 2020 and 2019, respectively. The change in cash flows from operating activities for the period ended March 31, 2020 as compared to 2019 was primarily the result of a 19% decrease in realized prices for crude oil, coupled with a 17% decrease in crude oil production and a 49% decrease in realized prices for natural gas.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and the impact of our outstanding derivative instruments. We had a working capital surplus of $155.9 million at March 31, 2020 due to the impact of decreases in the forward commodity price curve on our short-term derivative instruments, partially offset by decreases in our accounts receivable, revenue and production taxes payable and accrued liabilities for drilling and development costs. As of March 31, 2020, we had $778.9 million of liquidity available, including $134.0 million in cash and cash equivalents and $644.9 million of aggregate unused borrowing capacity available under our Revolving Credit Facilities. At March 31, 2019, we had a working capital deficit of $147.3 million.
Cash flows used in investing activities
Net cash used in investing activities was $130.8 million and $224.0 million during the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities during the three months ended March 31, 2020 was primarily attributable to $147.6 million in capital expenditures primarily for drilling and development costs, partially offset by $11.8 million for proceeds from sale of properties. Net cash used in investing activities during the three months ended March 31, 2019 was primarily attributable to $237.4 million in capital expenditures primarily for drilling and development costs.

Our capital expenditures are summarized in the following table:

Three Months Ended March 31, 2020

(In thousands)
Capital expenditures:
E&P	$151,094
Other capital expenditures(1)	2,535
Total E&P and other capital expenditures	153,629
Midstream(2)	25,236
Total capital expenditures(3)	$178,865
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $2.3 million for the three months ended March 31, 2020.
(2)Midstream capital expenditures attributable to OMP were $17.2 million for the three months ended March 31, 2020.
(3)Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
2020 revised capital expenditure plan. Given the current low commodity price environment, our E&P segment moved from a 4-rig development program to suspending our drilling and completions operations in the Williston and Delaware Basins in April 2020 with the flexibility to resume the appropriate level of activity in the fall. In response to market conditions, we have reduced our total 2020 capital expenditure plan by approximately 50% to 60% from the initial total 2020 capital expenditure plan announced in February 2020. Our current total 2020 capital expenditure plan is now approximately $266 million to $331 million, which includes approximately $231 million to $291 million for E&P and other capital expenditures. Other capital expenditures includes OWS and administrative capital and excludes capitalized interest of approximately $12 million. Our planned 2020 midstream capital expenditures are now approximately $35 million to $40 million, which includes approximately $12 million to $14 million for midstream capital expenditures attributable to Oasis.
Due to the changes in our drilling plans, we expect that our 2020 PUD conversion rate will be lower than originally anticipated. In addition, a prolonged low commodity price environment may impact our future drilling plans. We have removed PUD reserves, which we may no longer be able to develop within five years primarily due to liquidity concerns due to our current expectation that we will be unable to comply with the leverage ratio covenant under the Oasis Credit Facility beginning with the fourth quarter of 2020.
While we have planned approximately $266 million to $331 million for total capital expenditures in 2020, the ultimate amount of capital we will expend may fluctuate materially based on market conditions. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.
Cash flows provided by financing activities
Net cash provided by financing activities was $137.0 million and $42.3 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, cash provided by financing activities was primarily due to proceeds from the borrowings under our Revolving Credit Facilities, offset by principal payments on our Revolving Credit Facilities, repurchases of a portion of our Notes and distributions to non-controlling interests.
Senior secured revolving line of credit. The Oasis Credit Facility is a senior secured revolving line of credit among OPNA, as borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto with an overall senior secured line of credit of $3,000.0 million as of March 31, 2020. The maturity date of the Oasis Credit Facility is the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of our 2022 and 2023 Senior Notes, of which $1,142.2 million is outstanding, to the extent such 2022 and 2023 Senior Notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of our 2023 Senior Convertible Notes, of which $244.8 million is outstanding, to the extent such 2023 Senior Convertible Notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 24, 2020, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2020 and entered into that certain Limited Waiver and Fourth Amendment (the “Fourth Amendment”) to the Oasis Credit Facility. The Fourth Amendment amends the Oasis

Credit Facility to decrease the borrowing base from $1,300.0 million to $625.0 million and decrease the aggregate elected commitment from $1,100.0 million to $625.0 million. The following additional reductions will be effective on June 1, 2020 (the “June Reduction”) and July 1, 2020 (the “July Reduction”), respectively: (1) the June Reduction consists of borrowing base and aggregate elected commitment reductions from $625.0 million to $612.5 million and (2) the July Reduction consists of additional borrowing base and aggregate elected commitment reductions from $612.5 million to $600.0 million. In addition, the Fourth Amendment increases the letter of credit commitment under the Oasis Credit Facility from $50.0 million to $100.0 million. As of March 31, 2020, we had total elected commitments of $1,100.0 million, $522.0 million of borrowings at a weighted average interest rate of 2.7%, excluding the rate impact for the additional interest charges per the Fourth Amendment, and $18.9 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing capacity of $559.1 million.
The Oasis Credit Facility contains customary Events of Default (as defined in the Oasis Credit Facility). If an Event of Default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. The Fourth Amendment also includes a waiver and forbearance agreement with respect to a third-party surety indemnity obligation (the “Surety Bond”) we obtained in support of commitments for a transportation agreement. The Administrative Agent advised the Borrower on April 2, 2020 that the Surety Bond constituted additional Debt (as defined in the Oasis Credit Facility) not permitted under the Oasis Credit Facility and that the Borrower’s certifications had failed to reflect the existence of the Surety Bond in its borrowing requests. The Fourth Amendment contains a one-time waiver of these Defaults (as defined in the Oasis Credit Facility), other than with respect to approximately $29.3 million of additional interest charges as of March 31, 2020. The Fourth Amendment provided for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default. The Administrative Agent and lenders are not obligated to grant any future forbearance.
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
•a requirement that we maintain a Ratio of EBITDAX to Interest Expense (as defined in the Oasis Credit Facility) of no less than 2.5 to 1.0 for the four quarter period ended on the last day of each fiscal quarter;
•a requirement that we maintain a Current Ratio (as defined in the Oasis Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter, except for the last day of the fiscal quarter ending June 30, 2020; and
•as amended in the Fourth Amendment, a requirement that we maintain a Ratio of Total Debt to EBITDAX (as defined in the Oasis Credit Facility, the “Leverage Ratio”) of no greater than 4.00 to 1.00 for the four quarter period ended on the last day of each fiscal quarter.
We were in compliance with the financial covenants of the Oasis Credit Facility as of March 31, 2020. However, based on the current commodity price environment, we currently expect we will be unable to comply with the Leverage Ratio beginning with the fourth quarter of 2020. Failure to comply with this covenant, if not waived, would result in an Event of Default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our Notes.

OMP Operating LLC revolving line of credit. Through our ownership of OMP, we have access to the OMP Credit Facility, which is a senior secured revolving credit facility among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent (the “OMP Administrative Agent”) and the lenders party thereto. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. As of March 31, 2020, the OMP Credit Facility has an aggregate amount of commitments of $575.0 million and has a maturity date of September 25, 2022.
At March 31, 2020, we had $487.5 million of borrowings at a weighted average interest rate of 2.9%, excluding the rate impact for the additional interest charges detailed below, and an outstanding letter of credit of $1.7 million issued under the OMP Credit Facility, resulting in an unused borrowing capacity of $85.8 million.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (i) consolidated total leverage ratio, (ii) consolidated senior secured leverage ratio and (iii) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, Bighorn DevCo and Panther DevCo LLC.
OMP Operating LLC was in compliance with the covenants of the OMP Credit Facility at March 31, 2020, except as noted below. In addition, OMP Operating LLC does not expect a violation of any of the financial covenants under the OMP Credit Facility in the next twelve months.
As a result of ongoing internal oversight processes, OMP Operating LLC identified that a Control Agreement (as defined in the OMP Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the OMP Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the OMP Credit Facility with respect to the JPM Account. On May 11, 2020, OMP Operating LLC executed a Control Agreement with both the OMP Administrative Agent and JPMorgan, thereby completing the documentation required under the OMP Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represents a past Event of Default (as defined in the OMP Credit Facility). On May 15, 2020, OMP Operating LLC entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the OMP Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, OMP Operating LLC recorded additional interest charges of approximately $25.9 million in the unaudited condensed consolidated financial statements as of March 31, 2020.
There are no cross-default rights between the Revolving Credit Facilities.
Senior unsecured notes. As of March 31, 2020, our long-term debt includes outstanding senior unsecured note obligations of $1,580.9 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”).
During the three months ended March 31, 2020, we repurchased an aggregate principal amount of $133.9 million of our outstanding Senior Notes for an aggregate cost of $52.9 million. The repurchases consisted of $28.2 million principal amount of the 6.50% senior unsecured notes due November 1, 2021, $56.5 million principal amount of the 6.875% senior unsecured notes due March 15, 2022, $44.2 million principal amount of the 6.875% senior unsecured notes due January 15, 2023 and $4.9 million principal amount of the 6.25% senior unsecured notes due May 1, 2026. As a result of these repurchases, we recognized a pre-tax gain of $80.2 million, which was net of unamortized deferred financing costs write-offs of $0.8 million, and is reflected in gain on extinguishment of debt on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
Prior to certain dates, we have the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of March 31, 2020.
Senior unsecured convertible notes. At March 31, 2020, we had $244.8 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms.

During the three months ended March 31, 2020, we repurchased a principal amount of $23.0 million of our outstanding Senior Convertible Notes, for an aggregate cost of $15.2 million. As a result of these repurchases, we recognized a pre-tax gain of $3.7 million, which was net of write-offs of unamortized debt discount of $4.2 million, the equity component of the senior unsecured convertible notes of $0.3 million and unamortized deferred financing costs of $0.2 million, and is reflected in gain on extinguishment of debt on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of March 31, 2020, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of March 31, 2020.
Interest on the Notes is payable semi-annually in arrears. The Notes are guaranteed on a senior unsecured basis by our material subsidiaries.
Supplemental Guarantor Financial Information
During the first quarter of 2020, we early adopted the SEC’s, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X and allow for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, the required disclosures are provided below.
The Notes (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”) are guaranteed by the parent company, Oasis Petroleum Inc. (the “Issuer”), on a senior unsecured basis, along with our material wholly-owned subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:
•in connection with any sale or other disposition of all or substantially all of the assets of that Guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a restricted subsidiary of the Company;
•in connection with any sale or other disposition of the capital stock of that Guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a restricted subsidiary of the Company, such that, immediately after giving effect to such transaction, such Guarantor would no longer constitute a subsidiary of the Company;
•if the Company designates any restricted subsidiary that is a Guarantor to be an unrestricted subsidiary in accordance with the indenture;
•upon legal defeasance or satisfaction and discharge of the indenture; or
•upon the liquidation or dissolution of a Guarantor, provided no event of default occurs under the indentures as a result thereof.
The guarantees of the Guarantors are limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law. Each guarantee is effectively subordinated to any secured indebtedness of the Guarantors to the extent of the value of the assets securing such indebtedness. The Guarantors are credit parties under the Oasis Credit Facility.

Certain of our operating units, including OMP, which is accounted for on a consolidated basis, do not guarantee the Notes (“Non-Guarantor Subsidiaries”).
The following tables present summarized financial information for the Issuer and the Guarantors (together, the “Obligor Group”) on a combined basis after elimination of (i) intercompany transactions and balances among the Obligor Group and (ii) equity in earnings from and investments in Non-Guarantor Subsidiaries. Intercompany balances and transactions between the Obligor Group and the Non-Guarantor Subsidiaries have been presented in separate line items.

Summarized Statement of Operations
Three Months Ended March 31, 2020

(In thousands)
Total revenues	$347,813
Impairment	4,721,911
Intercompany charges from Non-Guarantor Subsidiaries	43,291
Other operating expenses	414,978
Total operating expenses	5,180,180
Operating loss	(4,821,141)
Net loss	(4,262,589)

Summarized Balance Sheets
	March 31, 2020	December 31, 2019

	(In thousands)
Assets:
Intercompany receivables due from Non-Guarantor Subsidiaries	$29,549	$27,139
Other current assets	614,566	425,153
Total current assets	644,115	452,292
Non-current assets	1,263,349	6,019,468
Liabilities:
Intercompany payables due to Non-Guarantor Subsidiaries	$74,380	$77,571
Other current liabilities	427,764	546,209
Total current liabilities	502,144	623,780
Non-current liabilities	2,377,547	2,594,637

Non-GAAP Financial Measures
Cash MT&G, E&P Cash G&A, Cash Interest, E&P Cash Interest, Adjusted EBITDA, E&P Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP measures should not be considered in isolation or as a substitute for marketing, transportation and gathering expenses, general and administrative expenses, interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities, earnings (loss) per share or any other measures prepared under GAAP. Because these non-GAAP financial measures exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
Cash MT&G
We define Cash MT&G as total marketing, transportation and gathering expenses less non-cash valuation charges on pipeline imbalances. Cash MT&G is not a measure of marketing, transportation and gathering expenses as determined by GAAP. Management believes that the presentation of Cash MT&G provides useful additional information to investors and analysts to assess the cash costs incurred to get its commodities to market without regard for the change in value of its pipeline imbalances, which vary monthly based on commodity prices.
The following table presents a reconciliation of the GAAP financial measure of marketing, transportation and gathering expenses to the non-GAAP financial measure of Cash MT&G for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Marketing, transportation and gathering expenses	$29,464	$34,950
Pipeline imbalances	(245)	(2,275)
Cash MT&G	$29,219	$32,675
E&P Cash G&A
We define E&P Cash G&A as the general and administrative expenses less non-cash equity-based compensation expenses, other non-cash charges and G&A expenses attributable to other services, including midstream and others services, such as equipment rentals and well services. E&P Cash G&A is not a measure of general and administrative expenses as determined by GAAP. Management believes that the presentation of E&P Cash G&A provides useful additional information to investors and analysts to assess our operating costs in comparison to peers without regard to equity-based compensation programs, which can vary substantially from company to company.
The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses to the non-GAAP financial measure of E&P Cash G&A for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
General and administrative expenses	$31,174	$34,459
Equity-based compensation expenses	(6,621)	(8,580)
G&A expenses attributable to midstream and other services(1)	(7,888)	(6,932)
E&P Cash G&A	$16,665	$18,947
___________________
(1)For the three months ended March 31, 2020, G&A expenses attributable to other services include $0.8 million of severance expenses as we exited the well services business.
Cash Interest and E&P Cash Interest
We define Cash Interest as interest expense plus capitalized interest less amortization and write-offs of deferred financing costs and debt discounts included in interest expense, and E&P Cash Interest as total Cash Interest less Cash Interest attributable to OMP. E&P Cash Interest is not a measure of interest expense as determined by GAAP. Management believes that the presentation of E&P Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on our debt to finance our E&P activities, excluding non-cash amortization, and our ability to maintain compliance with our debt covenants.
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measures of Cash Interest and E&P Cash Interest for the periods presented:

	Three Months Ended March 31,
	2020(1)(2)	2019

	(In thousands)
Interest expense	$95,757	$44,468
Capitalized interest	2,287	2,818
Amortization of deferred financing costs	(1,699)	(1,770)
Amortization of debt discount	(2,839)	(2,884)
Cash Interest	93,506	42,632
Cash Interest attributable to OMP	(30,232)	(3,590)
E&P Cash Interest	$63,274	$39,042
___________________
(1)For the three months ended March 31, 2020, interest expense, Cash Interest and E&P Cash Interest include additional interest charges of $29.3 million per the Fourth Amendment of the Oasis Credit Facility. The Fourth Amendment provides for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default.

(2)For the three months ended March 31, 2020, interest expense and Cash Interest include additional interest charges for the OMP Credit Facility of $25.9 million. The Limited Waiver provides for forbearance of such additional interest until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default.
Adjusted EBITDA and E&P Free Cash Flow
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
We define E&P Free Cash Flow as Adjusted EBITDA for our exploration and production segment plus distributions to Oasis for our ownership of (i) OMP limited partner units, (ii) a controlling interest in OMP’s general partner, OMP GP, and (iii) retained interests in Bobcat DevCo and Beartooth DevCo; less E&P Cash Interest, capital expenditures for E&P and other, excluding capitalized interest, and midstream capital expenditures attributable to our retained interests in Bobcat DevCo and Beartooth DevCo. E&P Free Cash Flow is not a measure of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of E&P Free Cash Flow provides useful additional information to investors and analysts for assessing the financial performance of our E&P business as compared to our peers and our ability to generate cash from our E&P operations and midstream ownership interests after interest and capital spending. In addition, E&P Free Cash Flow excludes changes in operating assets and liabilities that relate to the timing of cash receipts and disbursements, which we may not control, and changes in operating assets and liabilities may not relate to the period in which the operating activities occurred.

The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net loss including non-controlling interests	$(4,334,275)	$(107,978)
(Gain) loss on sale of properties	(11,226)	2,922
Gain on extinguishment of debt	(83,887)	—
Net (gain) loss on derivative instruments	(285,322)	117,611
Derivative settlements(1)	5,020	13,446
Interest expense, net of capitalized interest	95,757	44,468
Depreciation, depletion and amortization	203,755	189,833
Impairment	4,823,678	629
Exploration expenses	1,168	830
Equity-based compensation expenses	6,807	9,013
Income tax benefit	(254,738)	(3,703)
Other non-cash adjustments	245	2,275
Adjusted EBITDA	166,982	269,346
Adjusted EBITDA attributable to non-controlling interests	15,059	10,203
Adjusted EBITDA attributable to Oasis	$151,923	$259,143

Net cash provided by operating activities	$107,775	$174,926
Derivative settlements(1)	5,020	13,446
Interest expense, net of capitalized interest	95,757	44,468
Exploration expenses	1,168	830
Deferred financing costs amortization and other	(6,188)	(6,930)
Current tax benefit	(61)	(156)
Changes in working capital	(36,734)	40,487
Other non-cash adjustments	245	2,275
Adjusted EBITDA	166,982	269,346
Adjusted EBITDA attributable to non-controlling interests	15,059	10,203
Adjusted EBITDA attributable to Oasis	$151,923	$259,143
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our two reportable business segments and to the non-GAAP financial measure of E&P Free Cash Flow for our exploration and production segment for the periods presented:

Exploration and Production(1)
	Three Months Ended March 31,
	2020	2019

	(In thousands)
Loss before income taxes including non-controlling interests	$(4,513,257)	$(156,039)
(Gain) loss on sale of properties	(11,226)	2,922
Gain on extinguishment of debt	(83,887)	—
Net (gain) loss on derivative instruments	(285,322)	117,611
Derivative settlements(2)	5,020	13,446
Interest expense, net of capitalized interest	65,500	40,720
Depreciation, depletion and amortization	198,654	186,012
Impairment	4,715,394	629
Exploration expenses	1,168	830
Equity-based compensation expenses	6,596	8,755
Other non-cash adjustments	245	2,275
Adjusted EBITDA	98,885	217,161
Distributions to Oasis from OMP and DevCo interests(3)	39,772	35,029
E&P Cash Interest(4)	(63,274)	(39,042)
E&P and other capital expenditures	(153,629)	(169,686)
Midstream capital expenditures attributable to DevCo interests	(7,441)	(5,255)
Capitalized interest	2,287	2,818
E&P Free Cash Flow(4)	$(83,400)	$41,025
___________________
(1)In the first quarter of 2020, we exited the well services business. Because the well services business will not continue to be a separate reportable business segment going forward, it is included in the E&P business segment in the table above. Prior periods amounts have been restated to reflect the change in reportable segments.
(2)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(3)Represents distributions to Oasis for our ownership of (i) OMP limited partner units, (ii) a controlling interest in OMP’s general partner, OMP GP, and (iii) retained interests in Bobcat DevCo and Beartooth DevCo.
(4)For the three months ended March 31, 2020, E&P Cash Interest and E&P Free Cash Flow include the impact of additional interest charges of $29.3 million per the Fourth Amendment of the Oasis Credit Facility. The Fourth Amendment provides for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default.

Midstream
	Three Months Ended March 31,
	2020	2019

	(In thousands)
Income (loss) before income taxes including non-controlling interests	$(72,709)	$46,058
Interest expense, net of capitalized interest	30,257	3,748
Depreciation, depletion and amortization	10,403	9,187
Impairment	108,284	—
Equity-based compensation expenses	428	465
Adjusted EBITDA	$76,663	$59,458
Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share
We define Adjusted Net Income (Loss) Attributable to Oasis as net income (loss) after adjusting for (i) the impact of certain non-cash items, including non-cash changes in the fair value of derivative instruments, impairment and other similar non-cash charges, or non-recurring items, (ii) the impact of net income (loss) attributable to non-controlling interests and (iii) the non-cash and non-recurring items’ impact on taxes based on our effective tax rate applicable to those adjusting items, excluding net income (loss) attributable to non-controlling interests, in the same period. Adjusted Net Income (Loss) Attributable to Oasis is not a measure of net income (loss) as determined by GAAP. We define Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share as Adjusted Net Income (Loss) Attributable to Oasis divided by diluted weighted average shares outstanding. Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share is not a measure of diluted earnings (loss) as determined by GAAP. Management believes that the presentation of Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share provides useful additional information to investors and analysts for evaluating our operational trends and performance in comparison to our peers. This measure is more comparable to earnings estimates provided by securities analysts, and charges or amounts excluded cannot be reasonably estimated and are excluded from guidance provided by us.
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

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Net loss attributable to Oasis	$(4,310,861)	$(114,882)
(Gain) loss on sale of properties	(11,226)	2,922
Gain on extinguishment of debt	(83,887)	—
Net (gain) loss on derivative instruments	(285,322)	117,611
Derivative settlements(1)	5,020	13,446
Impairment(2)	4,797,530	629
Additional interest charges(3)(4)	55,263	—
Amortization of deferred financing costs(5)	1,611	1,770
Amortization of debt discount	2,839	2,884
Other non-cash adjustments	245	2,275
Tax impact(6)	(1,061,518)	(6,921)
Deferred tax asset valuation allowance adjustment(7)	827,502	—
Adjusted Net Income (Loss) Attributable to Oasis	$(62,804)	$19,734

Diluted loss attributable to Oasis per share	$(13.61)	$(0.37)
(Gain) loss on sale of properties	(0.04)	0.01
Gain on extinguishment of debt	(0.26)	—
Net (gain) loss on derivative instruments	(0.90)	0.37
Derivative settlements(1)	0.02	0.04
Impairment(2)	15.14	—
Additional interest charges(3)(4)	0.17	—
Amortization of deferred financing costs(5)	0.01	0.01
Amortization of debt discount	0.01	0.01
Other non-cash adjustments	—	0.01
Tax impact(6)	(3.35)	(0.02)
Deferred tax asset valuation allowance adjustment(7)	2.61	—
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share	$(0.20)	$0.06

Diluted weighted average shares outstanding(8)	316,828	314,578

Effective tax rate applicable to adjustment items(6)	23.7%	4.9%
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

(2)For the three months ended March 31, 2020, OMP recorded impairment expense of $101.8 million, which is included in our unaudited condensed consolidated financial statements. The portion of OMP impairment expense attributable to non-controlling interests of $26.1 million is excluded from impairment expense in the table above for the three months ended March 31, 2020.
(3)For the three months ended March 31, 2020, we accrued additional interest charges of $29.3 million per the Fourth Amendment of the Oasis Credit Facility. The Fourth Amendment provides for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default under the Oasis Credit Facility.
(4)For the three months ended March 31, 2020, we accrued additional interest charges for the OMP Credit Facility of $25.9 million. The Limited Waiver provides for forbearance of such additional interest until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default under the OMP Credit Facility.
(5)The portion of amortization of deferred financing costs attributable to non-controlling interests of $0.1 million is excluded from amortization of deferred financing costs in the table above for the three months ended March 31, 2020.
(6)The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.
(7)Deferred tax asset valuation allowance is adjusted to reflect the tax impact of the other adjustments using an assumed effective tax rate that excludes the impact of the valuation allowance.
(8)We included 114,000 unvested stock awards for the three months ended March 31, 2019 in computing Adjusted Diluted Earnings Attributable to Oasis Per Share due to the dilutive effect under the treasury stock method. No unvested stock awards were included in computing Adjusted Diluted Loss Attributable to Oasis Per Share for the three months ended March 31, 2020 because the effect was anti-dilutive due to the Adjusted Net Loss Attributable to Oasis.
Fair Value of Financial Instruments
See Note 6 — Fair Value Measurements to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2019 Annual Report, other than as disclosed in Note 2 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our unaudited condensed consolidated financial statements in accordance with GAAP. As of March 31, 2020, our material off-balance sheet arrangements and transactions include $20.6 million in outstanding letters of credit issued under our Revolving Credit Facilities (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”) and $66.7 million in surety bonds issued as financial assurance on certain agreements. See Note 16 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas, NGL and crude oil prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2019 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, natural gas and NGLs fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. In recent weeks, crude oil and NGL prices have weakened to historic lows as a result of the impacts of the recent actions of Saudi Arabia and Russia and the global COVID-19 pandemic. These prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a significant portion of our future production.
We utilize derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. Our crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”), and our natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
As of March 31, 2020, we utilized fixed price swaps and two-way and three-way costless collars to reduce the volatility of crude oil prices on a significant portion of our future expected crude oil production. Our fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the Condensed Consolidated Balance Sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of March 31, 2020:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Assets
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2020	Fixed price swaps	4,733,000	Bbl	$57.02				$134,306
Crude oil	2020	Two-way collar	2,322,000	Bbl			$51.12	$59.79	50,178
Crude oil	2020	Three-way collar	4,859,000	Bbl		$40.75	$53.16	$63.61	55,604
Crude oil	2021	Fixed price swaps	310,000	Bbl	$56.01				6,661
Crude oil	2021	Two-way collar	248,000	Bbl			$51.38	$59.33	4,274
Crude oil	2021	Three-way collar	1,313,000	Bbl		$40.00	$50.79	$62.46	10,638
									$261,661
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $24.4 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $23.0 million. As further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices,” the commodity price environment is expected to remain depressed based on over-supply and decreasing demand. We cannot predict whether or when crude oil production and economic activities will return to normalized levels. Please see Part II, Item 1A. “Risk Factors” for more information regarding commodity price risks.
Interest rate risk. At March 31, 2020, we had (i) $43.6 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,142.2 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $244.8 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $395.1 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding.
At March 31, 2020, we had $522.0 million of borrowings and $18.9 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Eurodollar loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an ABR loan). On a quarterly basis, we also pay a commitment fee ranging from 0.375% to 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. At March 31, 2020, the outstanding borrowings under the Oasis Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus a 1.75% margin.
At March 31, 2020, we had $487.5 million of borrowings and $1.7 million of outstanding letters of credit issued under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility based on OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At March 31, 2020, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three months ended March 31, 2020, we recorded $0.1 million of bad debt expense as a result of our assessment that it is probable certain receivables may not be collected. In addition, during the first quarter of 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. Upon adoption of ASU 2016-13, we recognized a cumulative-effect adjustment to retained earnings of $0.4 million to increase its allowance for expected credit losses (see Item 1. “Financial Statements (Unaudited) — Note 2 — Summary of Significant Accounting Policies”). We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are lenders under the Oasis Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under the Oasis Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $261.7 million at March 31, 2020.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 13, 2020, Mirada filed a seventh amended petition that did not assert any new causes of action and did not add any new parties. Mirada did add an allegation that Oasis breached its implied duty of good faith and fair dealing with respect to certain contracts.
On April 30, 2020, Mirada abandoned its prior claims related to overstating the estimated costs of proposed well operations in Wild Basin. At this point, it is unclear what impact this has on damages because Mirada asserts that its information and failure to consult and obtain consent claims result in the same damages as its abandoned estimated costs claim.

The Company believes that Mirada’s claims are without merit, that the Company has complied with its obligations under the applicable agreements and that some of Mirada’s claims are grounded in agreements that do not apply to the Company. The Company filed answers denying all of Mirada’s claims and intends and continues to vigorously defend against Mirada’s claims.
Discovery is ongoing, and each of the parties has made a number of procedural filings and motions, and additional filings and motions can be expected over the course of the claim. Trial is scheduled for October 2020. The Company cannot predict or guarantee the ultimate outcome or resolution of such matter. If such matter were to be determined adversely to the Company’s interests, or if the Company were forced to settle such matter for a significant amount, such resolution or settlement could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Such an adverse determination could materially impact the Company’s ability to operate its properties in Wild Basin or develop its identified drilling locations in Wild Basin on its current development schedule. A determination that Mirada has a right to participate in the Company’s midstream operations could materially reduce the interests of the Company in their current assets and future midstream opportunities and related revenues in Wild Basin. In addition, the Company has agreed to indemnify OMP for any losses resulting from this litigation under the omnibus agreement it entered into with OMP at the time of OMP’s initial public offering.
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
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” in our 2019 Annual Report. Other than as described below, there have been no material changes in our risk factors from those described in our 2019 Annual Report.
Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, have materially adversely affected, and may further materially adversely affect, our business.
We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the recent global outbreak of COVID-19 has reduced demand for crude oil and natural gas because of significantly reduced global and national economic activity. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas, North Dakota and Montana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.

In addition, the impact of COVID-19 or other public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. There can be no assurance that our personnel will not be impacted by these pandemic diseases or ultimately lead to a reduction in our workforce productivity or increased medical costs or insurance premiums as a result of these health risks.
Further, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including threats to gain unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See Item 1A. “Risk Factors — Risks related to the crude oil and natural gas industry and our business — A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss” in our Annual Report on Form 10-K for the year ended December 31, 2019.
As the potential impact from COVID-19 is uncertain due to the ongoing and dynamic nature of the circumstances, it is difficult to predict the extent to which it may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the outbreak may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectable accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could continue to have an adverse effect on the industries in which we and our customers operate and on the demand for our products, our operating results and our future prospects. The factors described above have had, and are expected to continue to have, an adverse effect on our business, operating results, financial position and liquidity, and have raised substantial doubt about our ability to continue as a going concern.
A substantial or extended decline in commodity prices, including crude oil and, to a lesser extent, natural gas and NGL prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our crude oil and, to a lesser extent, natural gas and NGLs, heavily influence our revenue, profitability, cash flow from operations, access to capital and future rate of growth. Crude oil, natural gas and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the market for crude oil, natural gas and NGL has been volatile, and continues to be volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous additional factors beyond our control. These factors include the following:
•worldwide and regional economic conditions impacting the global supply and demand for crude oil, natural gas and NGLs;
•the actions of OPEC and other non-OPEC, oil-producing countries, including Russia;
•the price and quantity of imports of foreign crude oil, natural gas and NGL;
•political conditions in or affecting other crude oil, natural gas and NGL producing countries, including the current conflicts in and among the Middle East and conditions in South America, China, India and Russia;
•the level of global crude oil, natural gas and NGL E&P activities;
•the level of global crude oil, natural gas and NGL inventories;
•events that impact global market demand, including impacts from global health epidemics and concerns, such as the COVID-19 pandemic, which has reduced and may continue to reduce demand for crude oil, natural gas and NGLs because of reduced economic activity;
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
Commodity prices have been volatile in recent years. Since the beginning of 2020, the daily spot prices for NYMEX WTI crude oil have ranged from a high of $63.27 per barrel to a low of $(36.98) per barrel, and the daily spot prices for NYMEX Henry Hub natural gas have ranged from a high of $2.17 per MMBtu to a low of $1.50 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in substantial increases in the global supply of crude oil. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to extend production cuts that expired on April 1, 2020 within OPEC and other non-OPEC, oil-producing countries, including Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and to reduce the prices at which they sell crude oil. These events, combined with the continued global outbreak of COVID-19, which has significantly impacted both crude oil prices and natural gas prices due to substantially reduced demand for crude oil and natural gas because of reduced global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The impact has not been as severe on natural gas prices, but such prices are susceptible to global actions impacting supply and demand.
In April 2020, OPEC announced an agreement among OPEC and other non-OPEC countries, including Russia, to reduce aggregate global production by approximately 10 million barrels a day in May and June of 2020, with gradually decreasing reductions in daily production through the end of 2020. While these cuts in production may offset some of the oversupply of the global crude oil market, oil prices have remained low and we cannot predict whether or when crude oil production and global economic activities will return to normalized levels.
Substantially all of our crude oil and natural gas production is sold to purchasers under short-term (less than twelve-month) contracts at market-based prices, and our NGL production is sold to purchasers under long-term (more than twelve-month) contracts at market-based prices. Low crude oil, natural gas and NGL prices will reduce our cash flows, borrowing ability, the present value of our reserves and our ability to develop future reserves. See “Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our estimated net crude oil and natural gas reserves” in our Annual Report on Form 10-K for the year ended December 31, 2019. Low crude oil, natural gas and NGL prices may also reduce the amount of crude oil, natural gas and NGL that we can produce economically and may affect our proved reserves. See also “The present value of future net revenues from our estimated net proved reserves will not necessarily be the same as the current market value of our estimated crude oil and natural gas reserves” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Uncertainty about our ability to remain in compliance with all of the restrictive covenants contained in the Oasis Credit Facility raises substantial doubt about our ability to continue as a going concern.
The recent actions by foreign producers to increase global supply of crude oil, combined with the continued global outbreak of COVID-19, which has caused substantially reduced crude oil demand because of decreased global and national economic activity, have contributed to a sharp drop in prices for crude oil in the first quarter of 2020. This convergence of these recent unprecedented events has had, and is expected to continue to have, an adverse effect on our business, operating results, financial position and liquidity. We have substantial debt obligations, and the negative impacts of such events raises uncertainty as to whether we can remain in compliance with certain covenants under the Oasis Credit Facility, as amended in April 2020 (see Part I, Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”). Based on the current commodity price environment, we currently expect we will be unable to comply with the Leverage Ratio covenant under the Oasis Credit Facility beginning in the fourth quarter of 2020, which raises substantial doubt about our ability to continue as a going concern within one year after our financial statements are issued.
Under the Oasis Credit Facility, we are subject to the Leverage Ratio covenant, which requires that our Ratio of Total Debt to EBITDAX (as defined in the Oasis Credit Facility) shall not, for the four quarter period ended on the last day of each fiscal quarter, be greater than 4.00 to 1.00. Failure to comply with this covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our Notes. In addition, there is substantial risk that additional financing sources will not be available to us, or not available on reasonable terms, which would further materially adversely affect our business, operating results, financial position and liquidity. All of these outcomes could ultimately result in our inability to continue as a going concern.
Our unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if we are unable to continue as a going concern. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and reported amounts of income and expenses could be required and could be material. See Part I, Item 1. “Financial Statements (Unaudited) — Note 2 — Summary of Significant Accounting Policies — Going Concern” for more information. If we become unable to continue as a going concern, we may find it necessary to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.
We may not be able to generate enough cash flows to meet our debt obligations.
We expect our earnings and cash flows to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flows may be insufficient to meet our debt obligations and other commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flows from operations and to pay our debt obligations. Specifically, the actions of OPEC and other non-OPEC, oil-producing countries, including Russia, have caused substantial increases in the global supply of crude oil which have contributed to sharp declines in crude oil prices in 2020, and therefore negatively affected our ability to generate cash flows from operations. In addition, economic recessions, including those brought on by the COVID-19 outbreak, have a negative effect on the demand for crude oil and natural gas and will and have had a negative effect on our ability to generate cash flows from operations. Many of these factors, such as crude oil, natural gas and NGL prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flows from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
•selling assets;
•reducing or delaying capital investments;
•seeking to raise additional capital; or
•refinancing or restructuring our debt.
Such refinancing or restructuring transactions may give rise to taxable cancellation of indebtedness income and adversely impact our ability to deduct interest expenses in respect of our debt against our taxable income in the future. If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our Notes (as defined in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). If amounts outstanding under our Revolving Credit Facilities or our Notes were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. Please see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses thereto continue. These factors, combined with volatile prices of crude oil and natural gas may precipitate a continued economic slowdown and/or a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for crude oil and natural gas could further diminish, which will impact the demand for our production, affect the ability of our vendors, suppliers and customers to continue operations, negatively affect our operations and ultimately adversely impact our ability to meet our debt service and repayment obligations.
If crude oil, natural gas and NGL prices continue to decline or for an extended period of time remain at depressed levels, we may be required to take write-downs of the carrying values of our oil and gas properties.
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
Commodity prices declined significantly in the first quarter of 2020. During the first quarter of 2020, the low price for each of NYMEX WTI oil futures and NYMEX Henry Hub gas futures was $20.09 per barrel and $1.60 per MMBtu, respectively. As a result, during the three months ended March 31, 2020, we recognized an impairment of our oil and gas properties of $4.8 billion. If crude oil, natural gas and NGL prices continue to decline or for an extended period of time remain at depressed levels, we may be caused to incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our Revolving Credit Facilities and our results of operations for the periods in which such charges are taken.
Market conditions or operational impediments may hinder our access to crude oil, natural gas and NGLs markets or delay our production.
Market conditions or the unavailability of satisfactory crude oil and natural gas transportation arrangements may hinder our access to crude oil and natural gas markets or delay our production. The availability of a ready market for our crude oil and natural gas production depends on a number of factors, including the demand for and supply of crude oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by midstream operators. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines or gathering system capacity. For example, the E&P industry has been subject to extreme volatility recently due to the actions of Saudi Arabia and Russia, which have resulted in a substantial decrease in crude oil prices, and the global outbreak of COVID-19, which has reduced demand for crude oil and natural gas because of significantly reduced global and national economic activity. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.
Competition in the crude oil and natural gas industry is intense, making it more difficult for us to acquire properties, market crude oil and natural gas and secure trained personnel.
Our ability to acquire additional drilling locations and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, market crude oil and natural gas and secure equipment and trained personnel. Also, there is substantial competition for capital available for investment in the crude oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and gas properties and exploratory drilling locations or to identify, evaluate, bid for and purchase a greater number of properties and locations than our financial or personnel resources permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drilling attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our competitive position. In addition, companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased over the past few years due to competition and may increase substantially in the future. Further, the COVID-19 pandemic that began in early 2020 provides an illustrative example of how a pandemic or epidemic can also impact our operations and business by affecting the health of these qualified or trained personnel and rendering them unable to work or travel. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining qualified personnel and raising additional capital, which could have a material adverse effect on our business.
The loss of senior management or technical personnel could adversely affect our operations.
To a large extent, we depend on the services of our senior management and technical personnel. The loss of the services of our senior management or technical personnel, including Thomas B. Nusz, our Chairman and Chief Executive Officer, and Taylor L. Reid, our President and Chief Operating Officer, could have a material adverse effect on our operations. The public health concerns posed by COVID-19 could pose a risk to our personnel and may render our personnel unable to work or travel. The extent to which COVID-19 may impact our personnel, and subsequently our business, cannot be predicted at this time. We continue to monitor the situation, have actively implemented policies and practices to address the situation, and may adjust our current policies and practices as more information and guidance become available. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2020:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
January 1 – January 31, 2020	698,798	$2.84	—	—
February 1 – February 29, 2020	1,254	2.25	—	—
March 1 – March 31, 2020	239,349	1.31	—	—
Total	939,401	$2.45	—	—
___________________
(1)Represents shares that employees elected to surrender back to us in order to satisfy tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Limited Waiver and Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of April 24, 2020, among Oasis Petroleum North America LLC, as borrower, the guarantors thereto, Wells Fargo Bank, N.A., as administrative agent and issuing bank and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 30, 2020, and incorporated herein by reference).

10.2	Third Amendment to the Oasis Petroleum Inc. Amended and Restated 2010 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 28, 2020, and incorporated herein by reference).

22.1	List of Issuer and Guarantor Subsidiaries.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	May 18, 2020	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)