Form 10-Q
period 2020-06-30
Oasis Petroleum Inc.
filed 2020-08-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2020: 320,975,203 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$77,408	$20,019
Accounts receivable, net	201,514	371,181
Inventory	36,920	35,259
Prepaid expenses	15,901	10,011
Derivative instruments	85,425	535
Other current assets	1,667	346
Total current assets	418,835	437,351
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,358,710	9,463,038
Other property and equipment	1,314,870	1,279,653
Less: accumulated depreciation, depletion, amortization and impairment	(8,521,390)	(3,764,915)
Total property, plant and equipment, net	2,152,190	6,977,776
Assets held for sale, net	1,380	21,628
Derivative instruments	—	639
Long-term inventory	14,173	13,924
Operating right-of-use assets	15,232	18,497
Other assets	23,816	29,438
Total assets	$2,625,626	$7,499,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,131	$17,948
Revenues and production taxes payable	110,791	233,090
Accrued liabilities	143,263	281,079
Accrued interest payable	92,963	37,388
Derivative instruments	—	19,695
Advances from joint interest partners	4,284	4,598
Current operating lease liabilities	3,435	6,182
Other current liabilities	1,486	2,903
Total current liabilities	361,353	602,883
Long-term debt	2,761,673	2,711,573
Deferred income taxes	10,042	267,357
Asset retirement obligations	58,294	56,305
Derivative instruments	—	120
Operating lease liabilities	17,109	17,915
Other liabilities	7,066	6,019
Total liabilities	3,215,537	3,662,172
Commitments and contingencies (Note 16)

Stockholders’ equity (deficit)
Common stock, $0.01 par value: 900,000,000 shares authorized; 325,144,949 shares issued and 320,984,071 shares outstanding at June 30, 2020 and 324,198,057 shares issued and 321,231,319 shares outstanding at December 31, 2019	4,239	3,189
Treasury stock, at cost: 4,160,878 and 2,966,738 shares at June 30, 2020 and December 31, 2019, respectively	(36,507)	(33,881)
Additional paid-in capital	3,122,912	3,112,384
Retained earnings (accumulated deficit)	(3,849,768)	554,446
Oasis share of stockholders’ equity (deficit)	(759,124)	3,636,138
Non-controlling interests	169,213	200,943
Total stockholders’ equity (deficit)	(589,911)	3,837,081
Total liabilities and stockholders’ equity (deficit)	$2,625,626	$7,499,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenues
Oil and gas revenues	$93,830	$357,004	$332,958	$725,786
Purchased oil and gas sales	37,352	109,389	123,630	257,860
Midstream revenues	34,774	51,573	91,185	99,594
Other services revenues	396	11,439	6,377	21,897
Total revenues	166,352	529,405	554,150	1,105,137
Operating expenses
Lease operating expenses	29,608	56,228	79,377	114,672
Midstream expenses	8,161	17,368	21,245	34,097
Other services expenses	729	8,474	5,660	15,444
Marketing, transportation and gathering expenses	23,765	28,488	53,229	63,438
Purchased oil and gas expenses	33,180	109,662	118,383	259,566
Production taxes	6,764	28,142	26,090	57,760
Depreciation, depletion and amortization	33,130	177,358	236,885	367,191
Exploration expenses	1,430	887	2,598	1,717
Impairment	2,319	24	4,825,997	653
General and administrative expenses	37,443	30,926	68,617	65,385
Total operating expenses	176,529	457,557	5,438,081	979,923
Gain (loss) on sale of properties	(1,047)	(276)	10,179	(3,198)
Operating income (loss)	(11,224)	71,572	(4,873,752)	122,016
Other income (expense)
Net gain (loss) on derivative instruments	(37,187)	34,749	248,135	(82,862)
Interest expense, net of capitalized interest	(44,388)	(43,186)	(140,145)	(87,654)
Gain on extinguishment of debt	—	—	83,887	—
Other income	837	279	900	233
Total other income (expense), net	(80,738)	(8,158)	192,777	(170,283)
Income (loss) before income taxes	(91,962)	63,414	(4,680,975)	(48,267)
Income tax benefit (expense)	2,613	(12,240)	257,351	(8,537)
Net income (loss) including non-controlling interests	(89,349)	51,174	(4,423,624)	(56,804)
Less: Net income (loss) attributable to non-controlling interests	3,594	8,417	(19,820)	15,321
Net income (loss) attributable to Oasis	$(92,943)	$42,757	$(4,403,804)	$(72,125)
Earnings (loss) attributable to Oasis per share:
Basic (Note 14)	$(0.29)	$0.14	$(13.90)	$(0.23)
Diluted (Note 14)	(0.29)	0.14	(13.90)	(0.23)
Weighted average shares outstanding:
Basic (Note 14)	317,629	314,982	316,899	314,724
Diluted (Note 14)	317,629	314,982	316,899	314,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2019	321,231	$3,189	2,967	$(33,881)	$3,112,384	$554,446	$200,943	$3,837,081
Cumulative-effect adjustment for adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	(410)	—	(410)
Equity-based compensation	3,836	32	—	—	7,007	—	66	7,105
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,028)	(6,028)
Equity component of senior unsecured convertible notes, net	—	—	—	—	(337)	—	—	(337)
Treasury stock - tax withholdings	(942)	—	942	(2,308)	—	—	—	(2,308)
Net loss	—	—	—	—	—	(4,310,861)	(23,414)	(4,334,275)
Balance as of March 31, 2020	324,125	3,221	3,909	(36,189)	3,119,054	(3,756,825)	171,567	(499,172)
Equity-based compensation	(2,889)	1,018	—	—	3,858	—	66	4,942
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,014)	(6,014)
Treasury stock - tax withholdings	(252)	—	252	(318)	—	—	—	(318)
Net income (loss)	—	—	—	—	—	(92,943)	3,594	(89,349)
Balance as of June 30, 2020	320,984	$4,239	4,161	$(36,507)	$3,122,912	$(3,849,768)	$169,213	$(589,911)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2018	318,377	$3,157	2,092	$(29,025)	$3,077,755	$682,689	$184,304	$3,918,880
Equity-based compensation	4,360	25	—	—	9,462	—	119	9,606
Distributions to non-controlling interest owners	—	—	—	—	—	—	(4,937)	(4,937)
Treasury stock - tax withholdings	(686)	—	686	(4,261)	—	—	—	(4,261)
Other	—	—	—	—	(134)	—	(41)	(175)
Net income (loss)	—	—	—	—	—	(114,882)	6,904	(107,978)
Balance as of March 31, 2019	322,051	3,182	2,778	(33,286)	3,087,083	567,807	186,349	3,811,135
Equity-based compensation	(149)	1	—	—	9,465	—	100	9,566
Distributions to non-controlling interest owners	—	—	—	—	—	—	(5,156)	(5,156)
Treasury stock - tax withholdings	(8)	—	8	(44)	—	—	—	(44)
Other	—	—	—	—	(193)	—	(24)	(217)
Net income	—	—	—	—	—	42,757	8,417	51,174
Balance as of June 30, 2019	321,894	$3,183	2,786	$(33,330)	$3,096,355	$610,564	$189,686	$3,866,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(4,423,624)	$(56,804)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	236,885	367,191
Gain on extinguishment of debt	(83,887)	—
(Gain) loss on sale of properties	(10,179)	3,198
Impairment	4,825,997	653
Deferred income taxes	(257,315)	8,617
Derivative instruments	(248,135)	82,862
Equity-based compensation expenses	11,697	17,924
Deferred financing costs amortization and other	16,755	12,245
Working capital and other changes:
Change in accounts receivable, net	167,871	(12,914)
Change in inventory	(8,739)	3,029
Change in prepaid expenses	(7,465)	3,918
Change in accounts payable, interest payable and accrued liabilities	(156,668)	(36,514)
Change in other assets and liabilities, net	(3,298)	(4,473)
Net cash provided by operating activities	59,895	388,932
Cash flows from investing activities:
Capital expenditures	(270,283)	(525,501)
Acquisitions	—	(5,781)
Proceeds from sale of properties	13,780	—
Derivative settlements	144,069	3,629
Net cash used in investing activities	(112,434)	(527,653)
Cash flows from financing activities:
Proceeds from Revolving Credit Facilities	577,000	1,178,000
Principal payments on Revolving Credit Facilities	(383,000)	(1,025,000)
Repurchase of senior unsecured notes	(68,040)	—
Deferred financing costs	(102)	(482)
Purchases of treasury stock	(2,626)	(4,305)
Distributions to non-controlling interests	(12,042)	(10,093)
Payments on finance lease liabilities	(1,262)	(941)
Other	—	(390)
Net cash provided by financing activities	109,928	136,789
Increase (decrease) in cash and cash equivalents	57,389	(1,932)
Cash and cash equivalents:
Beginning of period	20,019	22,190
End of period	$77,408	$20,258
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(60,655)	$(30,598)
Change in asset retirement obligations	2,039	3,840
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

The Company considered the impact of the novel coronavirus 2019 (“COVID-19”) pandemic on the assumptions and estimates used by management in the unaudited condensed consolidated financial statements for the reporting periods presented. As a result of the significant decline in current and expected future commodity prices, the Company recognized material asset impairment charges during the six months ended June 30, 2020 (see Note 8 — Property, Plant and Equipment). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, which is heightened by the possibility of unforeseen additional impacts from the COVID-19 pandemic, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the unaudited condensed consolidated financial statements in the near term.
Going Concern
Based on the current commodity price environment, the Company currently expects it will be unable to comply with the covenants under its revolving credit facility (the “Oasis Credit Facility”), as amended in April 2020, within the next twelve months, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the accompanying financial statements are issued. Failure to comply with a covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for the Company’s senior unsecured notes and senior unsecured convertible notes (collectively, the “Notes”).
The Company is actively pursuing, with support from its Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures, operational efficiencies and a reduction in 2020 capital expenditures by approximately 58% from the initial 2020 total capital expenditure plan announced in February 2020. Furthermore, the Company has engaged advisors to assist with the evaluation of strategic alternatives, including a recapitalization transaction with a third-party capital provider; restructuring of the Company’s existing debt either through an out-of-court process or under Chapter 11 of the Bankruptcy Code; or other strategic transaction. However, the Company cannot predict the extent to which any of these measures will be successful, if at all, and there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
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
3. Revenue Recognition
Exploration and Production Revenues
Revenues associated with contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the three and six months ended June 30, 2020 and 2019:

Exploration and Production Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Crude oil revenues	$81,059	$327,977	$293,852	$646,098
Purchased crude oil sales	23,519	106,441	109,276	253,577
Natural gas and NGL revenues	12,771	29,027	39,106	79,688
Purchased natural gas sales	4,081	2,920	4,602	4,255
Other services revenues(1)	396	11,439	6,377	21,897
Total exploration and production revenues	$121,826	$477,804	$453,213	$1,005,515
__________________
(1)Represents revenues for equipment rentals and well services provided by the Company’s wholly-owned subsidiary, Oasis Well Services LLC (“OWS”), excluding intercompany revenues for services performed for the Company’s ownership interests, which are eliminated in consolidation and are therefore not included in consolidated exploration and production revenues.

Prior period performance obligations. For sales of commodities, the Company records revenue in the month production is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. For the three and six months ended June 30, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Midstream Revenues
Revenues associated with contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements were as follows for the three and six months ended June 30, 2020 and 2019:

Midstream Revenues(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Midstream service revenues
Crude oil, natural gas and NGL revenues	$22,898	$22,875	$49,584	$47,538
Produced and flowback water revenues	7,247	9,473	18,499	18,506
Total midstream service revenues	$30,145	$32,348	$68,083	$66,044
Midstream product revenues
Purchased crude oil sales	$9,752	$28	$9,752	$28
Crude oil, natural gas and NGL revenues	4,335	17,319	20,608	30,116
Freshwater revenues	294	1,906	2,494	3,434
Total midstream product revenues	$14,381	$19,253	$32,854	$33,578
Total midstream revenues	$44,526	$51,601	$100,937	$99,622
__________________
(1)Represents midstream revenues, excluding intercompany revenues for work performed by the midstream business segment for the Company’s ownership interests, which are eliminated in consolidation and are therefore not included in consolidated midstream revenues.
Prior period performance obligations. The Company records revenue for midstream services or product sales when the performance obligations under the terms of its customer contracts are satisfied. The Company measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Such differences have historically not been significant. For the three and six months ended June 30, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Company believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Revenue recognized for accrued deficiency fees associated with minimum volume commitments is included in midstream revenues on the Company’s Condensed Consolidated Statements of Operations. Contract liabilities relate to aid in construction payments received from customers which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Company expects to receive cash for contract assets or recognize revenue for contract liabilities. Contract assets are included in other current assets on the Company’s Condensed Consolidated Balance Sheets, and contract liabilities are included in other current liabilities and other liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the changes in the Company’s contract assets for the six months ended June 30, 2020:

(In thousands)
Balance as of December 31, 2019	$—
Revenues recognized	1,538
Balance as of June 30, 2020	$1,538
The following table summarizes the changes in the Company’s contract liabilities for the six months ended June 30, 2020:

(In thousands)
Balance as of December 31, 2019	$2,105
Cash received	1,769
Revenues recognized	(234)
Balance as of June 30, 2020	$3,640
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of June 30, 2020:

(In thousands)
2020 (excluding the six months ended June 30, 2020)	$10,084
2021	17,731
2022	17,862
2023	12,366
2024	11,874
Thereafter	2,768
Total	$72,685
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

Inventory, including long-term inventory, is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Company assesses the carrying value of inventory and uses estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact the Company’s estimates are the applicable quality and location differentials to include in the Company’s net realizable value analysis as well as the liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. Due to lower commodity and market prices, the Company recorded impairment losses for the Company’s crude oil inventory, long-term linefill inventory and equipment and materials inventory of $7.2 million, $1.3 million and $1.0 million, respectively, to adjust the carrying values of the inventory to their estimated net realizable values during the six months ended June 30, 2020.
The Company’s total inventory consists of the following:

	June 30, 2020	December 31, 2019

	(In thousands)
Inventory
Crude oil inventory	$8,400	$18,296
Equipment and materials	28,520	16,963
Total inventory	$36,920	$35,259

Long-term inventory
Linefill in third party pipelines	$14,173	$13,924
Total long-term inventory	$14,173	$13,924

Total	$51,093	$49,183

5. Accounts Receivable
The following table sets forth the Company’s accounts receivable, net:

	June 30, 2020	December 31, 2019

	(In thousands)
Trade accounts	$125,147	$276,629
Joint interest accounts	65,222	82,112
Other accounts	13,238	13,699
Total	203,607	372,440
Allowance for credit losses(1)	(2,093)	(1,259)
Total accounts receivable, net	$201,514	$371,181
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
Level 3 — Pricing inputs are generally unobservable from objective sources, requiring internally developed valuation methodologies that result in management’s best estimate of fair value.
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

	Fair value at June 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$35,014	$—	$—	$35,014
Commodity derivative instruments (see Note 7)	—	85,425	—	85,425
Total assets	$35,014	$85,425	$—	$120,439

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$146	$—	$—	$146
Commodity derivative instruments (see Note 7)	—	1,174	—	1,174
Total assets	$146	$1,174	$—	$1,320
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$19,815	$—	$19,815
Total liabilities	$—	$19,815	$—	$19,815
The Level 1 instruments presented in the tables above consist of money market funds included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.

The Level 2 instruments presented in the tables above consist of commodity derivative instruments, which include crude oil and natural gas swaps and collars. The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are crude oil and natural gas prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in crude oil and natural gas forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. Based on these calculations, the Company recorded an adjustment to reduce the fair value of its net derivative asset by $0.1 million at June 30, 2020 and its net derivative liability by $0.5 million at December 31, 2019.
Non-Financial Assets and Liabilities
The fair value of the Company’s non-financial assets measured at fair value on a non-recurring basis is determined using valuation techniques that include Level 3 inputs.
Asset retirement obligations. The Company records the fair value of its ARO liability in the period in which the liability is incurred. Fair value is determined by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. The fair value for ARO liabilities incurred as of June 30, 2020 was determined using an inflation factor of 2.5% and a credit-adjusted discount rate of 7.9% (see Note 11 — Asset Retirement Obligations).
Oil and gas and other properties. The Company records its oil and gas and other properties at fair value when acquired in a business combination or upon impairment for proved oil and gas properties and other properties. Fair value is determined using a discounted cash flow model. The inputs used are subject to management’s judgment and expertise and include, but are not limited to, estimates of crude oil and natural gas proved reserves, future commodity pricing, future rates of production, estimates of operating and development costs, risk-adjusted discount rates and estimates of throughput volumes for the Company’s midstream assets. These inputs are classified as Level 3 inputs, except the underlying commodity price assumptions are based on NYMEX forward strip prices (Level 1) and adjusted for price differentials. As a result of the significant decline in expected future commodity prices in the first quarter of 2020, the Company reviewed its proved oil and gas properties in both the Williston Basin and the Delaware Basin for impairment. At March 31, 2020, the underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices for five years, escalating 2.5% per year thereafter. The estimated future cash flows also included a 2.5% inflation factor applied to the future operating and development costs after five years and every year thereafter. The estimated future cash flows for the Company’s proved oil and gas properties and midstream assets were discounted at market-based weighted average costs of capital of 12.7% and 10.4%, respectively (see Note 8 — Property, Plant and Equipment).
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
At June 30, 2020, the Company utilized fixed price swaps and two-way and three-way costless collars to reduce the volatility of crude oil prices on a significant portion of its future expected crude oil production. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) the Company will receive for the volumes under contract.

All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at their fair value (see Note 6 — Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when cash settlements on matured or liquidated derivative contracts result in making a payment to or receiving a payment from a counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
During the three months ended June 30, 2020, following a decrease in crude oil commodity prices and the related increase in the fair value of derivative assets, the Company liquidated a portion of its crude oil three-way costless collar contracts prior to the expiration of their contractual maturities, resulting in cash proceeds of $25.3 million, which are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
At June 30, 2020, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Assets
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2020	Fixed price swaps	2,464,000	Bbl	$56.66				$43,135
Crude oil	2020	Two-way collar	1,494,000	Bbl			$51.28	$59.50	18,194
Crude oil	2020	Three-way collar	1,278,000	Bbl		$40.70	$53.98	$63.22	14,393
Crude oil	2021	Fixed price swaps	310,000	Bbl	$56.01				5,004
Crude oil	2021	Two-way collar	248,000	Bbl			$51.38	$59.33	3,030
Crude oil	2021	Three-way collar	186,000	Bbl		$40.00	$53.29	$62.71	1,669
									$85,425
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Location	2020	2019	2020	2019

	(In thousands)
Net gain (loss) on derivative instruments	$(37,187)	$34,749	$248,135	$(82,862)
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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2020
Commodity	Balance Sheet Location	Gross Recognized Assets	Gross Amount Offset	Net Recognized Fair Value Assets

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$91,361	$(5,936)	$85,425
Total derivatives assets		$91,361	$(5,936)	$85,425

		December 31, 2019
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$633	$(98)	$535
Commodity contracts	Derivative instruments — non-current assets	3,295	(2,656)	639
Total derivatives assets		$3,928	$(2,754)	$1,174
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$33,812	$(14,117)	$19,695
Commodity contracts	Derivative instruments — non-current liabilities	686	(566)	120
Total derivatives liabilities		$34,498	$(14,683)	$19,815

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2020	December 31, 2019

	(In thousands)
Proved oil and gas properties(1)	$9,015,068	$8,724,376
Less: Accumulated depreciation, depletion, amortization and impairment	(8,217,194)	(3,601,019)
Proved oil and gas properties, net	797,874	5,123,357
Unproved oil and gas properties	343,642	738,662
Other property and equipment(2)	1,314,870	1,279,653
Less: Accumulated depreciation and impairment	(304,196)	(163,896)
Other property and equipment, net	1,010,674	1,115,757
Total property, plant and equipment, net	$2,152,190	$6,977,776
__________________
(1)Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $42.3 million at both June 30, 2020 and December 31, 2019.
(2)Included in the Company’s other property and equipment are estimates of future asset retirement costs of $1.4 million at both June 30, 2020 and December 31, 2019.
Impairment
The Company reviews its long-lived assets for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred.
Proved oil and gas properties. As a result of the significant decline in expected future commodity prices coupled with liquidity concerns due to the Company’s current expectation that it will be unable to comply with the covenants under the Oasis Credit Facility within the next twelve months, and the resulting decrease in estimated proved reserves, the Company reviewed its proved oil and gas properties in both the Williston Basin and the Delaware Basin for impairment in the first quarter of 2020. During the six months ended June 30, 2020, the Company recorded impairment charges of $4.4 billion, including $3.8 billion related to the Williston Basin and $637.3 million related to the Delaware Basin, to reduce the carrying values of its proved oil and gas properties to their estimated fair values (see Note 6 — Fair Value Measurements). During the three and six months ended June 30, 2019, the Company did not record impairment charges on its proved oil and gas properties.
Unproved oil and gas properties. The Company assessed its unproved oil and gas properties for impairment and recorded impairment charges on its unproved oil and gas properties of $0.8 million and $292.1 million during the three and six months ended June 30, 2020, respectively, and $0.7 million during the six months ended June 30, 2019 as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties. There were de minimis impairment charges on unproved oil and gas properties recorded during the three months ended June 30, 2019.

Other property and equipment. Due to the significant decline in expected future commodity prices during the first quarter of 2020, the Company and other crude oil and natural gas producers changed their development plans, which resulted in lower forecasted throughput volumes for the Company’s midstream assets. As a result, the Company reviewed its midstream assets, grouped by commodity for each basin, for impairment as of March 31, 2020. The carrying amounts exceeded the estimated undiscounted future cash flows for certain midstream asset groups in the Williston Basin and the Delaware Basin, and as a result, the Company recorded impairment charges of $108.3 million during the six months ended June 30, 2020 to reduce the carrying values of its midstream assets to the estimated fair values. In addition, the Company recorded an impairment charge of $0.6 million on prepaid midstream equipment during the three and six months ended June 30, 2020. No impairment charges were recorded on the Company’s midstream assets during the three and six months ended June 30, 2019.
9. Divestitures and Assets Held for Sale
Divestitures
The Company reviews portfolio opportunities on an ongoing basis and has engaged in various divestiture transactions over recent years. In January 2020, the Company completed the initial closing for the sale of certain oil and gas properties located in the Williston Basin for total cash proceeds of $10.4 million. The transaction had an effective date of October 1, 2019, and the final closing statement for the transaction will be completed in August 2020. During the three and six months ended June 30, 2020, the Company recognized a $0.2 million and $11.4 million net gain on sale of properties, respectively, which includes, and is subject to further, customary post-close adjustments, in its Condensed Consolidated Statements of Operations. The divested properties were included in the Company’s exploration and production segment.
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
During the three months ended March 31, 2020, the Company recorded an impairment charge of $14.5 million to write-off the net book value of certain well services equipment held for sale as of December 31, 2019 for which a sale was no longer probable to be completed within one year. In addition, the Company recorded an impairment charge of $1.4 million to adjust the carrying value of the remaining equipment held for sale to its estimated fair value less costs to sell. These impairment charges are included in impairment on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2020. During the three months ended June 30, 2020, the Company recorded a non-cash adjustment of $1.5 million to adjust the carrying value of inventory held for sale to its net realizable value, which was included in other services expenses on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.
During the three months ended June 30, 2020, the Company completed various sale agreements for total cash proceeds of $1.4 million for the sales of certain well services equipment related to the Well Services Exit, recognizing a net loss on sale of properties of $0.5 million. In June 2020, the Company signed a purchase and sale agreement to sell certain well services inventory and equipment for total cash proceeds of $5.5 million and classified the book value of these assets of $1.4 million as held for sale as of June 30, 2020. The final closing for the transaction is expected to be completed in August 2020. The sale of assets related to the Well Services Exit does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, is not reported as discontinued operations.
The following table presents balance sheet data related to the assets held for sale related to the Well Services Exit as of June 30, 2020:

June 30, 2020
(In thousands)
Inventory	$580
Other property and equipment	67,617
Less: Accumulated depreciation and impairment	(66,817)
Total assets held for sale	$1,380

10. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2020	December 31, 2019

	(In thousands)
Oasis Credit Facility	$502,000	$337,000
OMP Credit Facility	487,500	458,500
Senior unsecured notes
6.50% senior unsecured notes due November 1, 2021	43,601	71,835
6.875% senior unsecured notes due March 15, 2022	834,466	890,980
6.875% senior unsecured notes due January 15, 2023	307,728	351,953
6.25% senior unsecured notes due May 1, 2026	395,122	400,000
2.625% senior unsecured convertible notes due September 15, 2023	244,840	267,800
Total principal of senior unsecured notes	1,825,757	1,982,568
Less: unamortized deferred financing costs on senior unsecured notes	(12,430)	(15,618)
Less: unamortized debt discount on senior unsecured convertible notes	(41,154)	(50,877)
Total long-term debt	$2,761,673	$2,711,573
Senior secured revolving line of credit. The Oasis Credit Facility is the Company’s senior secured revolving line of credit among OPNA, as borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto with an overall senior secured line of credit of $3,000.0 million as of June 30, 2020. The Oasis Credit Facility has a maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of the Company’s senior unsecured notes due in 2022 and 2023, of which $1,142.2 million is outstanding, to the extent such senior unsecured notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of the Company’s senior unsecured convertible notes due in 2023, of which $244.8 million is outstanding, to the extent such senior unsecured convertible notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 24, 2020, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2020 and entered into that certain Limited Waiver and Fourth Amendment (the “Fourth Amendment”) to the Oasis Credit Facility. The Fourth Amendment amended the Oasis Credit Facility to decrease the borrowing base from $1,300.0 million to $625.0 million and to decrease the aggregate elected commitment from $1,100.0 million to $625.0 million. The following additional reductions were effective on June 1, 2020 (the “June Reduction”) and July 1, 2020 (the “July Reduction”), respectively: (1) the June Reduction consisted of borrowing base and aggregate elected commitment reductions from $625.0 million to $612.5 million and (2) the July Reduction consisted of additional borrowing base and aggregate elected commitment reductions from $612.5 million to $600.0 million. In addition, the Fourth Amendment increased the letter of credit commitment under the Oasis Credit Facility from $50.0 million to $100.0 million. As of June 30, 2020, the Company had total elected commitments of $612.5 million, $502.0 million of borrowings at a weighted average interest rate of 3.4%, excluding the rate impact for the additional interest charges per the Fourth Amendment detailed below, and $71.6 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing capacity of $38.9 million.
The Fourth Amendment also included a waiver and forbearance agreement with respect to a third-party surety indemnity obligation (the “Surety Bond”) obtained by a subsidiary of the Company in support of commitments for a transportation agreement. The Administrative Agent advised the Borrower on April 2, 2020 that the Surety Bond constituted additional Debt (as defined in the Oasis Credit Facility) not permitted under the Oasis Credit Facility and that the Borrower’s certifications had failed to reflect the existence of the Surety Bond in its borrowing requests. The Fourth Amendment contained a one-time waiver of these Defaults (as defined in the Oasis Credit Facility), other than with respect to $1.0 million and $30.3 million of additional interest charges during the three and six months ended June 30, 2020, respectively. The Fourth Amendment provided for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default (as defined in the Oasis Credit Facility). The Administrative Agent and lenders are not obligated to grant any future forbearance.

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
The Oasis Credit Facility is also amended by the Fourth Amendment to require that, subject to certain exceptions, if at any time the Company and its subsidiaries have cash on hand in an amount exceeding $60 million, subject to certain working capital adjustments, such cash must be used to make prepayments of borrowings under the Oasis Credit Facility. In addition, the financial covenants in the Oasis Credit Facility have been amended to provide that the Company’s Current Ratio (as defined in the Oasis Credit Facility) has been waived for the fiscal quarter ending June 30, 2020 and the Company’s Ratio of Total Debt to EBITDAX (as defined in the Oasis Credit Facility, the “Leverage Ratio”) shall not, for the four quarter period ended on the last day of each fiscal quarter, be greater than 4.00 to 1.00. The Company was in compliance with the applicable financial covenants under the Oasis Credit Facility as of June 30, 2020. However, based on the current commodity price environment, the Company currently expects it will be unable to comply with the covenants under the Oasis Credit Facility within the next twelve months. Failure to comply with a covenant, if not waived, would result in an Event of Default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for the Company’s Notes.
OMP Operating LLC revolving line of credit. Through its ownership of OMP, the Company has access to a senior secured revolving credit facility (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”) among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent (the “OMP Administrative Agent”) and the lenders party thereto. The OMP Credit Facility, which has a maturity date of September 25, 2022, is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. As of June 30, 2020, the aggregate commitments under the OMP Credit Facility were $575.0 million.
At June 30, 2020, the Company had $487.5 million of borrowings outstanding under the OMP Credit Facility at a weighted average interest rate of 1.9%, excluding the rate impact for the additional interest charges detailed below, and a de minimis outstanding letter of credit, resulting in an unused borrowing base capacity of $87.5 million. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
As a result of ongoing internal oversight processes during the six months ended June 30, 2020, OMP Operating LLC identified that a Control Agreement (as defined in the OMP Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the OMP Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the OMP Credit Facility with respect to the JPM Account. On May 11, 2020, OMP Operating LLC executed a Control Agreement with both the OMP Administrative Agent and JPMorgan, thereby completing the documentation required under the OMP Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represented a past Event of Default (as defined in the OMP Credit Facility). On May 15, 2020, OMP Operating LLC entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the OMP Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, OMP Operating LLC recorded additional interest charges of $2.1 million and $28.0 million during the three and six months ended June 30, 2020, respectively. The Limited Waiver excludes the additional interest from the calculation of the interest coverage ratio financial covenant. OMP Operating LLC was in compliance with the covenants of the OMP Credit Facility as of June 30, 2020.
There are no cross-default rights between the Revolving Credit Facilities. The Revolving Credit Facilities are recorded at values that approximate fair value since their variable interest rates are tied to current market rates.
Senior unsecured notes. At June 30, 2020, the Company had $1,580.9 million principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). Prior to certain dates, the Company has the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.

During the six months ended June 30, 2020, the Company repurchased an aggregate principal amount of $133.9 million of its outstanding Senior Notes for an aggregate cost of $52.9 million. The repurchases consisted of $28.2 million principal amount of the 6.50% senior unsecured notes due November 1, 2021, $56.5 million principal amount of the 6.875% senior unsecured notes due March 15, 2022, $44.2 million principal amount of the 6.875% senior unsecured notes due January 15, 2023 and $4.9 million principal amount of the 6.25% senior unsecured notes due May 1, 2026. As a result of these repurchases, the Company recognized a pre-tax gain of $80.2 million, which was net of unamortized deferred financing costs write-offs of $0.8 million, and is reflected in gain on extinguishment of debt on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
Senior unsecured convertible notes. At June 30, 2020, the Company had $244.8 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). During the six months ended June 30, 2020, the Company repurchased a principal amount of $23.0 million of its outstanding Senior Convertible Notes, for an aggregate cost of $15.2 million. As a result of these repurchases, the Company recognized a pre-tax gain of $3.7 million, which was net of write-offs of unamortized debt discount of $4.2 million, the equity component of the senior unsecured convertible notes of $0.3 million and unamortized deferred financing costs of $0.2 million, and is reflected in gain on extinguishment of debt on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
The Company has the option to settle conversions of the Senior Convertible Notes with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions or a fundamental change. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding their September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of the Company’s common stock per $1,000 principal amount of the Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of June 30, 2020, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, the Company was in compliance with the terms of the indentures for the Senior Convertible Notes as of June 30, 2020.
Interest on the Notes is payable semi-annually in arrears. The fair value of the Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $301.2 million at June 30, 2020. The Notes are guaranteed on a senior unsecured basis by the Company, along with its material wholly-owned subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions. The indentures governing the Notes contain customary events of default.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2020:

(In thousands)
Balance at December 31, 2019	$56,784
Liabilities incurred during period	508
Liabilities settled during period	(196)
Accretion expense during period(1)	1,545
Balance at June 30, 2020	$58,641
___________________
(1)Included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations.
At June 30, 2020, the current portion of the total ARO balance was approximately $0.3 million and was included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2020 were 2.7% on a pre-tax loss of $92.0 million and 5.5% on a pre-tax loss of $4,681.0 million, respectively, as compared to effective tax rates of 19.3% on a pre-tax income of $63.4 million and (17.7)% on a pre-tax loss of $48.3 million for the three and six months ended June 30, 2019, respectively.
The effective tax rates for the three and six months ended June 30, 2020 were lower than the statutory federal rate of 21% as a result of maintaining a valuation allowance against substantially all of the Company’s net deferred tax assets. A valuation allowance was initially recorded against substantially all of the Company’s net deferred tax assets as of March 31, 2020 and was maintained as of June 30, 2020.
The effective tax rate for the three months ended June 30, 2019 was lower than the statutory federal rate of 21% primarily due to the impact of non-controlling interests, partially offset by state income taxes and the impact of other permanent differences, primarily non-deductible executive compensation. The effective tax rate for the six months ended June 30, 2019 was lower than the statutory rate primarily due to the impacts of non-controlling interests and equity-based compensation shortfalls. These decreases were partially offset by state income taxes and other permanent differences, primarily non-deductible executive compensation.
Valuation allowance. The Company increased its valuation allowance by $22.9 million to $853.4 million as of June 30, 2020. Based on the material write-down of the carrying value of the Company’s oil and gas properties recognized in the first quarter of 2020 and the Company’s expected operating results in subsequent quarters, the Company projects it will be in a net deferred tax asset position at December 31, 2020. The Company concluded it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and as such, recorded a valuation allowance on these assets. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth. As such, the Company will continue to assess the valuation allowance on an ongoing basis.
As of December 31, 2019, the Company had a valuation allowance of $2.9 million recorded against its Montana net operating loss carryforwards.
13. Equity-Based Compensation
2020 Incentive Compensation Program. In order to effectively incentivize employees in the current environment, the Board of Directors approved a revised 2020 incentive compensation program applicable to all employees effective June 12, 2020 (the “2020 Incentive Compensation Program”).
Under the 2020 Incentive Compensation Program, all 2020 equity-based awards, including restricted stock awards, performance share units (“PSUs”) and the OMP phantom unit awards (the “OMP Phantom Units”), previously granted under the Company’s Amended and Restated 2010 Long Term Incentive Plan, were forfeited and concurrently replaced with cash retention incentives, which were accounted for as modifications of such 2020 awards. In addition, all employees waived participation in the Company’s 2020 annual cash incentive plan and instead will be eligible to earn cash performance incentives based on the achievement of certain specified incentive metrics measured on a quarterly basis from July 1, 2020 to June 30, 2021. The 2020 Incentive Compensation Program resulted in $15.6 million, or approximately 50% of the target amount under such program, being paid in June 2020 with the remainder of the target amount under such program to be paid over the next 12 months.
For the Company’s officers and certain other senior employees, the prepaid cash incentives paid in June 2020 may be clawed back if (i) certain specified incentive metrics measured on a quarterly basis are not achieved from July 1, 2020 to December 31, 2020 and (ii) such individuals do not remain employed for a period of up to 12 months, unless such individuals are terminated without cause or resign for good reason. The after-tax value of the cash incentives paid to the Company’s officers and certain other senior employees of $8.8 million was capitalized to prepaid expenses on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020 and will be amortized over the relevant service periods. The Company immediately expensed the difference between the cash and after-tax value of the prepaid cash incentives of $4.1 million, which is not subject to the clawback provisions of the 2020 Incentive Compensation Program, and recognized additional compensation expenses of $0.4 million to adjust for the grant date fair value of certain original 2020 equity-based awards that exceeded the replacement cash retention incentives less amounts previously recognized for the original 2020 equity-based awards. These compensation expenses are included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2020.

For all other employees, the June 2020 prepaid incentive payment of approximately $2.7 million is not subject to any clawback provisions, and $2.1 million, which represents the excess of the cash retention payment over amounts previously recognized for the original 2020 equity-based awards the cash incentives replaced, was expensed to general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2020.
Restricted stock awards. The Company has granted restricted stock awards to its employees and directors under its Amended and Restated 2010 Long Term Incentive Plan, the majority of which vest over a three-year period from the applicable date of grant. The fair value of restricted stock awards is based on the closing sales price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period.
The following table summarizes information related to restricted stock held by the Company’s employees and directors for the periods presented:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2019	5,736,167	$8.77
Granted	3,516,579	3.06
Vested	(3,332,604)	6.64
Forfeited(1)	(3,174,094)	3.17
Non-vested shares outstanding June 30, 2020	2,746,048	$9.47
___________________
(1)On June 12, 2020, all restricted stock awards issued to employees and non-employee directors in 2020 were forfeited and concurrently replaced with cash incentives under the 2020 Incentive Compensation Program. Refer to “2020 Incentive Compensation Program” above for more information.
Equity-based compensation expense recorded for restricted stock awards was $3.0 million and $7.4 million for the three and six months ended June 30, 2020, respectively, and $6.3 million and $12.6 million for the three and six months ended June 30, 2019, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
Performance share units. The Company has granted PSUs to its officers under its Amended and Restated 2010 Long Term Incentive Plan. The PSUs are awards of restricted stock units that may be earned, if at all, based on the level of achievement with respect to the applicable performance metrics for the applicable period, and each PSU that is earned represents the right to receive one share of the Company’s common stock upon settlement.
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
The following table summarizes information related to PSUs held by the Company’s officers for the periods presented:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2019	3,027,224	$9.12
Granted	2,429,747	2.56
Vested	(672,606)	8.61
Forfeited(1)	(2,396,524)	3.12
Non-vested PSUs at June 30, 2020	2,387,841	$8.17
___________________
(1)On June 12, 2020, all PSUs issued to the Company’s officers in 2020 were forfeited and concurrently replaced with cash incentives under the 2020 Incentive Compensation Program. Refer to “2020 Incentive Compensation Program” above for more information.

Equity-based compensation expense recorded for PSUs was $1.9 million and $4.1 million for the three and six months ended June 30, 2020, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2019, respectively. Equity-based compensation expense is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the six months ended June 30, 2020:

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
The following table summarizes information related to OMP Phantom Units held by certain employees of Oasis for the periods presented:

	Phantom Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding December 31, 2019	362,002	$19.09
Granted	242,500	8.65
Vested	(93,005)	14.17
Forfeited(1)	(313,089)	8.64
Non-vested units outstanding June 30, 2020	198,408	$11.14
___________________
(1)On June 12, 2020, all OMP Phantom Units issued to certain employees of Oasis in 2020 were forfeited and concurrently replaced with cash incentives under the 2020 Incentive Compensation Program. Refer to “2020 Incentive Compensation Program” above for more information.
Equity-based compensation expense recorded for the OMP Phantom Units was $0.4 million and $(0.2) million for the three and six months ended June 30, 2020, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.

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
The following table summarizes information related to restricted units held by certain directors of OMP for the periods presented:

	Restricted Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding December 31, 2019	16,170	$18.57
Granted	16,170	16.69
Vested	(16,170)	18.57
Forfeited	—	—
Non-vested units outstanding June 30, 2020	16,170	$16.69
Equity-based compensation expense recorded for these awards was $0.1 million for both the three and six months ended June 30, 2020, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and is included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following is a calculation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Basic and diluted weighted average common shares outstanding	317,629	314,982	316,899	314,724
For the three and six months ended June 30, 2020 and for the six months ended June 30, 2019, the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested stock awards. In addition, the diluted earnings per share calculation for the three months ended June 30, 2019 excludes the impact of unvested stock awards that were anti-dilutive under the treasury stock method. The following is a calculation of weighted average common shares excluded from diluted loss per share due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Restricted stock awards and PSUs	8,676	10,406	9,152	10,369
The Company has the option to settle conversions of its Senior Convertible Notes (see Note 10 — Long-Term Debt) with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. As of June 30, 2020 and 2019, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted loss per share for the three and six months ended June 30, 2020 and 2019.

15. Business Segment Information
As of June 30, 2020, the Company had two reportable segments: exploration and production and midstream. In conjunction with the Well Services Exit during the first quarter of 2020, the Company eliminated its well services segment and reported the remaining services performed by OWS within its exploration and production segment. Prior to the Well Services Exit, the Company had three reportable segments: exploration and production, midstream and well services. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
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
The following table summarizes financial information for the Company’s two business segments for the periods presented:

	Exploration and Production	Midstream	Eliminations	Consolidated

	(In thousands)
Three months ended June 30, 2020:
Revenues from non-affiliates	$121,826	$44,526	$—	$166,352
Inter-segment revenues	—	37,195	(37,195)	—
Total revenues	121,826	81,721	(37,195)	166,352
Operating income (loss)	(40,901)	30,620	(943)	(11,224)
Other expense, net	(75,465)	(5,273)	—	(80,738)
Income (loss) before income taxes including non-controlling interests	$(116,366)	$25,347	$(943)	$(91,962)
General and administrative expenses	$32,290	$9,304	$(4,151)	$37,443
Equity-based compensation expenses	4,811	203	(124)	4,890

Three months ended June 30, 2019:
Revenues from non-affiliates	$477,804	$51,601	$—	$529,405
Inter-segment revenues	—	67,844	(67,844)	—
Total revenues	477,804	119,445	(67,844)	529,405
Operating income	19,457	55,216	(3,101)	71,572
Other expense, net	(3,958)	(4,200)	—	(8,158)
Income before income taxes including non-controlling interests	$15,499	$51,016	$(3,101)	$63,414
General and administrative expenses	$27,572	$7,980	$(4,626)	$30,926
Equity-based compensation expenses	8,681	515	(285)	8,911

Six months ended June 30, 2020:
Revenues from non-affiliates	$453,213	$100,937	$—	$554,150
Inter-segment revenues	—	105,739	(105,739)	—
Total revenues	453,213	206,676	(105,739)	554,150
Operating loss	(4,858,156)	(11,606)	(3,990)	(4,873,752)
Other income (expense), net	228,533	(35,756)	—	192,777
Loss before income taxes including non-controlling interests	$(4,629,623)	$(47,362)	$(3,990)	$(4,680,975)
General and administrative expenses	$58,963	$17,906	$(8,252)	$68,617
Equity-based compensation expenses	11,407	631	(341)	11,697

Six months ended June 30, 2019:
Revenues from non-affiliates	$1,005,515	$99,622	$—	$1,105,137
Inter-segment revenues	—	126,405	(126,405)	—
Total revenues	1,005,515	226,027	(126,405)	1,105,137
Operating income	21,795	105,022	(4,801)	122,016
Other expense, net	(162,335)	(7,948)	—	(170,283)
Income (loss) before income taxes including non-controlling interests	$(140,540)	$97,074	$(4,801)	$(48,267)
General and administrative expenses	$57,391	$16,841	$(8,847)	$65,385
Equity-based compensation expenses	17,436	980	(492)	17,924

At June 30, 2020:
Property, plant and equipment, net	$1,219,119	$976,463	$(43,392)	$2,152,190
Total assets(1)	1,610,466	1,058,552	(43,392)	2,625,626
At December 31, 2019:
Property, plant and equipment, net	$5,939,389	$1,078,903	$(40,516)	$6,977,776
Total assets(1)	6,418,610	1,121,159	(40,516)	7,499,253
___________________
(1)Intercompany receivables (payables) for all segments were reclassified to capital contributions from (distributions to) parent and not included in total assets.
16. Commitments and Contingencies
The Company has various commitment agreements and other contractual obligations which are issued in the normal course of business. As of June 30, 2020, the Company’s material off-balance sheet arrangements and transactions include $71.6 million in outstanding letters of credit issued under its Revolving Credit Facilities (see Note 10 — Long-Term Debt) and $15.7 million in net surety bond exposure issued as financial assurance on certain agreements. As of June 30, 2020, there have been no material changes to the Company’s future commitments disclosed in Note 22 — Commitments and Contingencies in the Company’s 2019 Annual Report.
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
As of June 30, 2020, a loss accrual of $20 million has been recognized in accrued liabilities in the Company’s Condensed Consolidated Balance Sheet, which the Company believes is the estimable amount of loss that could potentially be incurred from its pending legal proceedings based upon currently available information.

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
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of the Company (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated v. Oasis Petroleum, LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Company cannot predict whether such a motion will be filed or a class certified.
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
•our ability to comply with the covenants under the Oasis Credit Facility, as amended in April 2020, the anticipated timing of such noncompliance and the strategies being implemented by management to mitigate the risk of such noncompliance;
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
•interruptions in service and fluctuations in tariff provisions of third party connecting pipelines;
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
•plans, objectives, expectations and intentions contained in this report that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2019 Annual Report and in our other SEC filings.

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
In response to the foregoing market conditions, we suspended our drilling and completion operations in the second quarter of 2020 and significantly reduced our planned capital expenditures for 2020. In addition, as a result of the low commodity price environment coupled with uncertainty related to the continuing economic impact of the COVID-19 pandemic, we reduced our workforce during the second quarter of 2020 to adjust to a lower level of activity and operate in a cost-efficient manner in the current environment.

Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by midstream operators. The impact of pending and future legal proceedings on these systems, pipelines and facilities can affect our ability to market our products and have a negative impact on realized pricing. On July 6, 2020, the operator of the Dakota Access Pipeline (“DAPL”) was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study is completed. On July 15, 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. We regularly use DAPL in addition to other outlets to market our crude oil in the Williston Basin to end markets. In the event DAPL were forced to shut down, we would seek to market our crude oil through alternative outlets.
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
Due to a combination of the foregoing COVID-19 pandemic-related pressures and geopolitical pressures on the global supply and demand balance for crude oil and related products, commodity prices experienced significant volatility in the first half of 2020 and significantly declined since December 31, 2019. The commodity price environment is expected to remain depressed based on over-supply, decreasing demand and a potential global economic recession, as further discussed below. If prices for crude oil, natural gas and NGLs continue to decline or for an extended period of time remain at depressed levels, such commodity price environment could materially and adversely affect our financial position, our results of operations, the quantities of crude oil and natural gas reserves that we can economically produce and our access to capital.
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of June 30, 2020, 90% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems. In the Williston Basin, our crude oil price differentials averaged approximately $2.40 per barrel discount to NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”) during the second quarter of 2020. In the Delaware Basin, our crude oil price differentials have weakened due to a lack of demand as a result of the COVID-19 pandemic, averaging close to $4.40 per barrel below NYMEX WTI during the second quarter of 2020 as compared to $0.45 per barrel above NYMEX WTI in the first quarter of 2020.
Expected future commodity prices and estimates of future production play a significant role in determining impairment of proved oil and gas properties. As a result of the significant decline in commodity prices in the first quarter of 2020, we recorded impairment charges of $3.8 billion and $637.3 million on our proved oil and gas properties in the Williston Basin and in the Delaware Basin, respectively, as of March 31, 2020.
Commodity prices have experienced extreme volatility during the second quarter of 2020, and expected future commodity prices have remained depressed due to over-supply and decreased demand as a result of the continuing impact of the COVID-19 pandemic. The aforementioned impairment charges on our proved oil and gas properties during the first quarter of 2020 significantly reduced the carrying values of those assets, and as such, we expect that the lower carrying amounts of our proved oil and gas properties will continue to be recoverable unless there is a further substantial decline in expected future commodity prices or other significant changes in circumstances from March 31, 2020, which would adversely affect the expected future cash flows. No such changes were identified during the second quarter of 2020.

Going Concern
Based on the current commodity price environment, we currently expect we will be unable to comply with the covenants under our revolving credit facility (the “Oasis Credit Facility”), as amended in April 2020 (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”), within the next twelve months, which raises substantial doubt about our ability to continue as a going concern within one year after the accompanying financial statements are issued. Failure to comply with a covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our senior unsecured notes and our senior unsecured convertible notes (collectively, the “Notes”).
We are actively pursuing, with support from our Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures, operational efficiencies and a reduction in 2020 capital expenditures. Furthermore, we have engaged advisors to assist us with the evaluation of strategic alternatives, including a recapitalization transaction with a third-party capital provider; restructuring of our existing debt either through an out-of-court process or under Chapter 11 of the Bankruptcy Code; or other strategic transaction. However, we cannot predict the extent to which any of these measures will be successful, if at all, and there can be no assurances that we will be able to successfully restructure our indebtedness, improve our financial position or complete any strategic transactions. Please see Part II, Item 1A. “Risk Factors” for more information regarding risks associated with our debt obligations and our ability to continue as a going concern.
Our ability to meet our debt covenants under the Oasis Credit Facility and our credit facility through OMP (the “OMP Credit Facility,” and, together with the Oasis Credit Facility, the “Revolving Credit Facilities”) (see “Liquidity and Capital Resources — Cash provided by financing activities”) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory and other factors. In response to market conditions, we have reduced our 2020 total capital expenditure plan by approximately 58% from the initial 2020 total capital expenditure plan announced in February 2020. Our current total 2020 capital expenditure plan is now approximately $284 million to $303 million, which includes approximately $248 million to $263 million for E&P and other capital expenditures. Please see “Liquidity and Capital Resources — Cash flows used in investing activities — 2020 revised capital expenditure plan.”
Highlights:
•Our production volumes averaged 54,111 barrels of oil equivalent per day (“Boepd”) (67% oil) in the second quarter of 2020.
•E&P capital expenditures, excluding capitalized interest, were $36.9 million in the second quarter of 2020.
•Lease operating expenses per barrel of oil equivalent (“Boe”) averaged $6.01 per Boe in the second quarter of 2020.
•Our crude oil differentials remained strong in the second quarter of 2020 averaging $2.90 off of NYMEX WTI.
•Net cash used in operating activities was $47.9 million for the three months ended June 30, 2020. Adjusted EBITDA, a non-GAAP financial measure, was $174.2 million for the three months ended June 30, 2020.
See “Non-GAAP Financial Measures” below for definitions of non-GAAP financial measures and reconciliations to the most directly comparable financial measures under United States generally accepted accounting principles (“GAAP”).

Results of Operations
Revenues
Our crude oil and natural gas revenues are derived from the sale of crude oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil and gas sales are primarily derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the customer. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis. During the three and six months ended June 30, 2020, our crude oil and natural gas revenues were negatively impacted by recent market conditions, which caused a significant decline in our realized prices for crude oil, natural gas and NGLs. In addition, due to the current commodity price environment, we reduced our planned E&P capital expenditures for 2020, curtailed flush production on newly completed wells and shut-in certain wells during the second quarter of 2020. However, we have started to resume production on some of the shut-in wells, and we expect our crude oil and natural gas production volumes to increase as compared to the second quarter of 2020.
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

The following table summarizes our revenues, production data and sales prices for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues (in thousands)
Crude oil revenues	$81,059	$327,977	$(246,918)	$293,852	$646,098	$(352,246)
Natural gas revenues	12,771	29,027	(16,256)	39,106	79,688	(40,582)
Purchased oil and gas sales	37,352	109,389	(72,037)	123,630	257,860	(134,230)
Midstream revenues	34,774	51,573	(16,799)	91,185	99,594	(8,409)
Other services revenues	396	11,439	(11,043)	6,377	21,897	(15,520)
Total revenues	$166,352	$529,405	$(363,053)	$554,150	$1,105,137	$(550,987)
Production data
Williston Basin
Crude oil (MBbls)	2,492	5,116	(2,624)	6,913	10,623	(3,710)
Natural gas (MMcf)	8,492	12,027	(3,535)	21,920	25,235	(3,315)
Oil equivalents (MBoe)	3,908	7,121	(3,213)	10,567	14,829	(4,262)
Average daily production (Boepd)	42,941	78,251	(35,310)	58,059	81,929	(23,870)
Delaware Basin
Crude oil (MBbls)	823	455	368	1,325	892	433
Natural gas (MMcf)	1,163	657	506	1,911	1,309	602
Oil equivalents (MBoe)	1,016	564	452	1,643	1,111	532
Average daily production (Boepd)	11,170	6,203	4,967	9,029	6,135	2,894
Total average daily production (Boepd)	54,111	84,454	(30,343)	67,088	88,064	(20,976)
Average sales prices
Crude oil, without derivative settlements (per Bbl)	$24.45	$58.87	$(34.42)	$35.67	$56.11	$(20.44)
Crude oil, with derivative settlements (per Bbl)(1)(2)	58.78	56.79	1.99	50.09	56.27	(6.18)
Natural gas, without derivative settlements (per Mcf)(3)	1.32	2.29	(0.97)	1.64	3.00	(1.36)
Natural gas, with derivative settlements (per Mcf)(1)(3)	1.32	2.43	(1.11)	1.64	3.07	(1.43)
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
(2)The average crude oil sales prices, with derivative settlements, for the three and six months ended June 30, 2020 exclude $25.3 million of cash proceeds received during the three months ended June 30, 2020 for certain crude oil three-way costless collar contracts liquidated prior to the expiration of their contractual maturities.
(3)Natural gas prices include the value for natural gas and NGLs.
Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $263.2 million to $93.8 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily driven by a $204.0 million decrease due to the lower crude oil and natural gas sales prices, coupled with a $59.2 million decrease driven by lower crude oil and natural gas production amounts sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $34.42 per barrel quarter over quarter to an average of $24.45 per barrel for the three months ended June 30, 2020. Average natural gas sales prices, which include the value for natural gas and NGLs and does not include derivative settlements, decreased by $0.97 per Mcf quarter over quarter to an average of $1.32 per Mcf for the three months ended June 30, 2020. Average daily production sold decreased by 30,343 Boepd to 54,111 Boepd quarter over quarter primarily driven by temporary well shut-ins as a result of the recent commodity price environment during the three months ended June 30, 2020.

Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $72.0 million to $37.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to less crude oil volumes purchased and then subsequently sold in the Williston Basin, coupled with lower crude oil sales prices quarter over quarter.
Midstream revenues. Midstream revenues decreased $16.8 million to $34.8 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily driven by a $13.0 million decrease in sales related to natural gas volumes gathered, compressed and processed pursuant to third-party purchase agreements, a $3.8 million decrease in produced and flowback water sales and a $1.9 million decrease related to lower crude oil volumes gathered, stabilized and transported. These decreases were offset by a $1.9 million increase related to higher natural gas volumes gathered from our operated wells and compressed and processed.
Other services revenues. Other services revenues decreased by $11.0 million to $0.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a $10.6 million decrease in well completion revenues due to transitioning our well fracturing services from OWS to a third-party provider during the first quarter of 2020 (the “Well Services Exit”).
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $392.8 million, or 54%, to $333.0 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily driven by a $271.5 million decrease due to lower crude oil and natural gas sales prices, coupled with a $121.4 million decrease due to the lower crude oil and natural gas production amounts sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $20.44 per barrel to an average of $35.67 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $1.36 per Mcf to an average of $1.64 per Mcf for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Average daily production sold decreased by 20,976 Boepd to 67,088 Boepd period over period. The decrease in average daily production sold was driven by temporary well shut-ins during the second quarter of 2020 as a result of the recent commodity price environment.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, decreased $134.2 million to $123.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to lower crude oil volumes purchased and then subsequently sold in the Williston Basin, coupled with lower crude oil sales prices.
Midstream revenues. Midstream revenues were $91.2 million for the six months ended June 30, 2020, which was a $8.4 million decrease period over period. This decrease was driven by a $10.0 million decrease in sales related to natural gas volumes gathered, compressed and processed pursuant to third-party purchase agreements and a $2.4 million decrease related to lower crude oil volumes gathered, stabilized and transported. These decreases were offset by a $4.9 million increase related to higher natural gas volumes gathered from our operated wells and compressed and processed.
Other services revenues. Other services revenues decreased by $15.5 million to $6.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily driven by a $14.9 million decrease in well completion revenues due to our exit from the well services business in the first quarter of 2020.

Expenses and other income (expenses)
The following table summarizes our operating expenses and other income (expenses) for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$29,608	$56,228	$(26,620)	$79,377	$114,672	$(35,295)
Midstream expenses	8,161	17,368	(9,207)	21,245	34,097	(12,852)
Other services expenses	729	8,474	(7,745)	5,660	15,444	(9,784)
Marketing, transportation and gathering expenses	23,765	28,488	(4,723)	53,229	63,438	(10,209)
Purchased oil and gas expenses	33,180	109,662	(76,482)	118,383	259,566	(141,183)
Production taxes	6,764	28,142	(21,378)	26,090	57,760	(31,670)
Depreciation, depletion and amortization	33,130	177,358	(144,228)	236,885	367,191	(130,306)
Exploration expenses	1,430	887	543	2,598	1,717	881
Impairment	2,319	24	2,295	4,825,997	653	4,825,344
General and administrative expenses	37,443	30,926	6,517	68,617	65,385	3,232
Total operating expenses	176,529	457,557	(281,028)	5,438,081	979,923	4,458,158
Gain (loss) on sale of properties	(1,047)	(276)	(771)	10,179	(3,198)	13,377
Operating income (loss)	(11,224)	71,572	(82,796)	(4,873,752)	122,016	(4,995,768)
Other income (expense)
Net gain (loss) on derivative instruments	(37,187)	34,749	(71,936)	248,135	(82,862)	330,997
Interest expense, net of capitalized interest	(44,388)	(43,186)	(1,202)	(140,145)	(87,654)	(52,491)
Gain on extinguishment of debt	—	—	—	83,887	—	83,887
Other income	837	279	558	900	233	667
Total other income (expense), net	(80,738)	(8,158)	(72,580)	192,777	(170,283)	363,060
Income (loss) before income taxes	(91,962)	63,414	(155,376)	(4,680,975)	(48,267)	(4,632,708)
Income tax benefit (expense)	2,613	(12,240)	14,853	257,351	(8,537)	265,888
Net income (loss) including non-controlling interests	(89,349)	51,174	(140,523)	(4,423,624)	(56,804)	(4,366,820)
Less: Net income (loss) attributable to non-controlling interests	3,594	8,417	(4,823)	(19,820)	15,321	(35,141)
Net income (loss) attributable to Oasis	$(92,943)	$42,757	$(135,700)	$(4,403,804)	$(72,125)	$(4,331,679)
Costs and expenses (per Boe of production)
Lease operating expenses	$6.01	$7.32	$(1.31)	$6.50	$7.19	$(0.69)
Marketing, transportation and gathering expenses	4.83	3.71	1.12	4.36	3.98	0.38
Production taxes	1.37	3.66	(2.29)	2.14	3.62	(1.48)

Three months ended June 30, 2020 as compared to three months ended June 30, 2019
Lease operating expenses. Lease operating expenses decreased $26.6 million to $29.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily due to lower workover costs, coupled with lower fixed costs quarter over quarter. Lease operating expenses per Boe decreased quarter over quarter from $7.32 per Boe to $6.01 per Boe primarily due to the lower aforementioned costs, offset by lower production volumes.

Midstream expenses. Midstream expenses represent operating expenses related to midstream services provided to third parties as well as non-affiliated interest owners’ share of operating expenses incurred by our midstream business segment. The $9.2 million decrease quarter over quarter was primarily related to a $5.9 million decrease in natural gas purchases from third parties, coupled with a $2.2 million decrease in natural gas gathering, compression and processing expenses and a $0.7 million decrease related to lower produced and flowback water operating expenses.
Other services expenses. Other services expenses represent non-affiliated working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $7.7 million decrease quarter over quarter was primarily attributable to a $9.1 million decrease in well completion expenses due to decreased activity as a result of our exit from the well services business in the first quarter of 2020, offset by a $1.3 million increase to adjust the carrying values of certain equipment and materials inventory to their net realizable values.
Marketing, transportation and gathering (“MT&G”) expenses. MT&G expenses decreased $4.7 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, which was primarily attributable to lower crude oil gathering and transportation expenses due to a decrease in production volumes quarter over quarter, offset by an increase in natural gas gathering and processing expenses. MT&G on a per Boe basis increased $1.12 to $4.83 for the three months ended June 30, 2020 due to lower production volumes. Cash MT&G expenses, which excludes non-cash valuation adjustments, on a per Boe basis increased to $4.58 for the three months ended June 30, 2020 as compared to $3.69 for the three months ended June 30, 2019. For a definition of Cash MT&G and a reconciliation of MT&G expenses to Cash MT&G, see “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $76.5 million to $33.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to less crude oil volumes purchased in the Williston Basin, coupled with lower crude oil prices quarter over quarter.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 7.2% and 7.9% for the three months ended June 30, 2020 and 2019, respectively. The production tax rate decreased quarter over quarter primarily due to a decrease in crude oil revenues in the Williston Basin and Delaware Basin, coupled with a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization (“DD&A”). DD&A expenses decreased $144.2 million to $33.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was a result of a decrease in the DD&A rate to $6.73 per Boe for the three months ended June 30, 2020 as compared to $23.08 per Boe for the three months ended June 30, 2019, coupled with decreased production quarter over quarter. The decrease in the DD&A rate was primarily due to lower well costs in the Williston Basin and Delaware Basin as a result of the impairment charge on our proved oil and gas properties in the first quarter of 2020 due to the significant decline in commodity prices.
Exploration expenses. Exploration expenses increased $0.5 million to $1.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to higher write-off of costs of $0.5 million related to exploratory well locations that are no longer in our current development plan.
Impairment. During the three months ended June 30, 2020, we recorded an impairment loss of $1.0 million to adjust the carrying values of our equipment and materials inventory to their estimated net realizable values. There were no similar impairment charges related to these assets recorded during the three months ended June 30, 2019. In addition, as a result of periodic assessments of our unproved properties, we recorded an impairment loss on our unproved oil and gas properties of $0.7 million for the three months ended June 30, 2020. There were de minimis impairment charges related to these assets recorded during the three months ended June 30, 2019.
G&A expenses. G&A expenses increased $6.5 million to $37.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to an increase in legal and advisory expenses, coupled with an increase in severance expenses related to a reduction in force during the three months ended June 30, 2020. These increases were partially offset by lower employee compensation expenses due to a decrease in employee headcount. Our total company full-time employee headcount decreased 39% to 453 at June 30, 2020 from 737 at June 30, 2019.
Gain (loss) on sale of properties. For the three months ended June 30, 2020, we recognized a $1.0 million net loss primarily related to the sale of certain well services equipment related to the Well Services Exit. For the three months ended June 30, 2019, we recognized a $0.3 million net loss primarily related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin.

Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred a $37.2 million net loss on derivative instruments, including net cash settlement receipts of $139.0 million, for the three months ended June 30, 2020, and a $34.7 million net gain on derivative instruments, including net cash settlement payments of $9.8 million, for the three months ended June 30, 2019. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense, net of capitalized interest. Interest expense increased $1.2 million to $44.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to a $2.6 million increase in deferred financing write-off costs related to the Oasis Credit Facility, coupled with additional interest charges of $2.1 million related to the OMP Credit Facility and $1.0 million related to the Oasis Credit Facility (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”). These increases were partially offset by a $3.1 million decrease in interest expense related to our Notes and a $3.0 million decrease in interest expense related to our borrowings under the Revolving Credit Facilities. For the three months ended June 30, 2020, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $512.9 million and $487.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings, excluding additional interest charges, were 3.3% and 2.2%, respectively. For the three months ended June 30, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $544.3 million and $190.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 4.2%, respectively. Interest capitalized during the three months ended June 30, 2020 and 2019 was $1.8 million and $3.6 million, respectively, which will be amortized over the life of the related assets.
Income tax benefit. Our income tax benefit for the three months ended June 30, 2020 was recorded at 2.7% of pre-tax loss and our income tax expense for the three months ended June 30, 2019 was recorded at 19.3% of pre-tax income. Our effective tax rate for the three months ended June 30, 2020 was lower than the effective tax rate for the three months ended June 30, 2019 primarily due to the impact of a significant increase in the valuation allowance, initially recorded in the first quarter of 2020, partially offset by the impact of non-controlling interests.
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Lease operating expenses. Lease operating expenses decreased $35.3 million to $79.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily due to lower workover costs, coupled with lower fixed costs and lower costs related to produced and flowback water disposal volumes being transported and injected period over period. Lease operating expenses per Boe decreased from $7.19 per Boe to $6.50 per Boe primarily due to the lower aforementioned costs, offset by lower production volumes period over period.
Midstream expenses. Midstream expenses represent operating expenses related to midstream services provided to third parties as well as non-affiliated interest owners’ share of operating expenses incurred by our midstream business segment. The $12.9 million decrease for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily related to a $9.0 million decrease in natural gas purchases from third parties, coupled with a $3.7 million decrease in natural gas gathering, compression and processing expenses and a $1.2 million decrease in crude oil volumes gathered, stabilized and transported period over period.
Other services expenses. Other services expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $9.8 million decrease for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to a $10.9 million decrease in well completion expenses due to decreased activity as a result of our exit from the well services business in the first quarter of 2020, offset by a $1.1 million increase to adjust the carrying values of certain equipment and materials inventory to their net realizable values.
MT&G expenses. MT&G expenses decreased $10.2 million period over period, which was primarily attributable to lower oil gathering and transportation expenses due to a decrease in production volumes quarter over quarter, coupled with a decrease in our pipeline imbalances. The decreases were offset by increases in natural gas gathering and processing expenses. MT&G on a per Boe basis increased $0.38 to $4.36 for the six months ended June 30, 2019 due to lower production volumes. Cash MT&G expenses, which excludes non-cash valuation adjustments, on a per Boe basis increased to $4.24 for the six months ended June 30, 2020 as compared to $3.83 for the six months ended June 30, 2019. For a definition of Cash MT&G and a reconciliation of MT&G expenses to Cash MT&G, see “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, decreased $141.2 million to $118.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to lower crude oil volumes purchased in the Williston Basin, coupled with lower crude oil prices.

Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 7.8% and 8.0% for the six months ended June 30, 2020 and 2019, respectively. The production tax rate decreased period over period primarily due to a decrease in crude oil revenues in the Williston Basin and Delaware Basin, coupled with a lower crude oil production mix in the Williston Basin.
DD&A. DD&A expenses decreased $130.3 million to $236.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was a result of decreased production from our wells during the six months ended June 30, 2020, coupled with a decrease in the DD&A rate to $19.40 per Boe for the six months ended June 30, 2020 as compared to $23.04 per Boe for the six months ended June 30, 2019. The decrease in the DD&A rate was primarily due to lower well costs in the Williston Basin and Delaware Basin as a result of the impairment charge on our proved oil and gas properties in the first quarter of 2020 due to the significant decline in commodity prices.
Exploration expenses. Exploration expenses increased $0.9 million to $2.6 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to higher write-off of costs of $1.3 million related to exploratory well locations that are no longer in our current development plan, offset by a $0.4 million decrease in geological and geophysical expenses and a $0.2 million decrease in delay rentals.
Impairment. Impairment expense increased to $4.8 billion for the six months ended June 30, 2020 as compared to $0.7 million for the six months ended June 30, 2019, primarily due to the following:
•Proved oil and gas properties. We recorded an impairment charge of $4.4 billion on our proved oil and gas properties, including $3.8 billion in the Williston Basin and $637.3 million in the Delaware Basin, for the six months ended June 30, 2020 due to the significant decline in commodity prices. No impairment charges on proved oil and gas properties were recorded for the six months ended June 30, 2019.
•Unproved oil and gas properties. We recorded impairment losses on our unproved oil and gas properties of $292.1 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties.
•Other property and equipment. During the six months ended June 30, 2020, we recorded impairment charges of $108.3 million to reduce the carrying values of our midstream assets to their estimated fair values as a result of lower forecasted throughput volumes for our midstream assets driven by the significant decline in expected future commodity prices during the first quarter of 2020. In addition, we recorded an impairment charge of $0.6 million on certain midstream equipment during the six months ended June 30, 2020. No impairment charges were recorded on our midstream assets for the six months ended June 30, 2019.
•Assets held for sale. During the six months ended June 30, 2020, we recorded an impairment loss of $14.5 million to write-off the net book value of certain well services equipment held for sale as of December 31, 2019 for which a sale is no longer probable to be completed within one year. In addition, we recorded an impairment loss of $1.4 million to adjust the carrying value of the remaining equipment held for sale related to the Well Services Exit to the estimated fair value less costs to sell. We did not have assets classified as held for sale during the six months ended June 30, 2019.
•Inventory. During the six months ended June 30, 2020, we recorded impairment losses of $7.2 million, $1.3 million and $1.0 million to adjust the carrying values of our crude oil inventory, long-term linefill inventory and equipment and materials inventory, respectively, to their net realizable values. No impairment charges on inventory were recorded for the six months ended June 30, 2019.
G&A expenses. G&A expenses increased $3.2 million to $68.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to an increase in legal and advisory expenses, coupled with an increase in severance expenses related to reductions in force during the six months ended June 30, 2020. These increases were partially offset by lower employee compensation expenses due to a 39% decrease in employee headcount period over period.
Gain (loss) on sale of properties. For the six months ended June 30, 2020, we recognized a $10.2 million net gain primarily due the sale of certain oil and gas properties located in the Williston Basin (see Item 1. “Financial Statements (Unaudited) — Note 9 — Divestitures and Assets Held for Sale”). For the six months ended June 30, 2019, we recognized a $3.2 million net loss primarily related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip crude oil and natural gas price changes, we incurred a $248.1 million net gain on derivative instruments, including net cash settlement receipts of $144.1 million, for the six months ended June 30, 2020, and a $82.9 million net loss on derivative instruments, including net cash settlement receipts of $3.6 million, for the six months ended June 30, 2019. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.

Interest expense, net of capitalized interest. Interest expense increased $52.5 million to $140.1 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to additional interest charges of $30.3 million related to the Oasis Credit Facility and $28.0 million related to the OMP Credit Facility (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”). These increases were partially offset by a $5.2 million decrease in interest expense related to our borrowings under our Revolving Credit Facilities, coupled with a $4.5 million decrease in interest expense related our Notes. For the six months ended June 30, 2020, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $457.6 million and $480.3 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.3% and 2.9%, respectively. For the six months ended June 30, 2019, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $540.0 million and $355.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 4.2%, respectively. Interest capitalized during the six months ended June 30, 2020 and 2019 was $4.1 million and $6.5 million, respectively, which will be amortized over the life of the related assets.
Gain on extinguishment of debt. During the six months ended June 30, 2020, we repurchased an aggregate principal amount of $156.8 million of our outstanding Notes for an aggregate cost of $68.0 million. For the six months ended June 30, 2020, we recognized a pre-tax gain related to the repurchase of $83.9 million, which included the write-off of unamortized debt discount of $4.2 million, unamortized deferred financing costs of $1.0 million and the equity component of the senior unsecured convertible notes of $0.3 million. During the six months ended June 30, 2019, we did not repurchase any portion of our outstanding senior unsecured notes.
Income tax benefit. Our income tax benefit for the six months ended June 30, 2020 was recorded at 5.5% of pre-tax loss and our income tax expense for the six months ended June 30, 2019 was recorded at (17.7)% of pre-tax loss. Our effective tax rate for the six months ended June 30, 2020 was higher than the effective tax rate for the six months ended June 30, 2019 primarily due to the impacts of non-controlling interests and equity-based compensation shortfalls, offset by the impacts of a significant increase in the valuation allowance, initially recorded in the first quarter of 2020, and other permanent differences, primarily non-deductible executive compensation.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been borrowings under our Revolving Credit Facilities, cash settlements of matured and liquidated derivative contracts, cash flows from operations and proceeds from sale of properties. Our primary uses of cash have been for debt repurchases, the development of oil and gas properties and midstream infrastructure and distributions to non-controlling interests. We continually monitor potential capital sources, including equity and debt financings and potential asset monetization opportunities, in order to enhance liquidity and decrease leverage. We continue to be committed to our capital discipline strategy of investing within our cash flows from operations and cash settlements of derivative contracts; however, current market conditions may have a material adverse impact on our liquidity, including our cash flows from operations and our ability to access capital.
Based on the current commodity price environment, we currently expect we will be unable to comply with the covenants under the Oasis Credit Facility, as amended in April 2020 (Item 1. “Financial Statements (Unaudited) — see Note 10 — Long-Term Debt”), within the next twelve months, which raises substantial doubt about our ability to continue as a going concern within one year after the accompanying financial statements are issued. Failure to comply with a covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our Notes. Please see Part II, Item 1A. “Risk Factors” for more information regarding risks associated with our debt obligations and our ability to continue as a going concern.
We are actively pursuing, with support from our Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reduction in corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures, operational efficiencies and a reduction in 2020 capital expenditures (see “Cash flows used in investing activities — 2020 revised capital expenditure plan”). Furthermore, we have engaged advisors to assist us with the evaluation of strategic alternatives, including a recapitalization transaction with a third-party capital provider; restructuring of our existing debt either through an out-of-court process or under Chapter 11 of the Bankruptcy Code; or other strategic transaction. However, we cannot predict the extent to which any of these measures will be successful, if at all, and there can be no assurances that we will be able to successfully restructure our indebtedness, improve our financial position or complete any strategic transactions. As a result of these liquidity concerns, as well as our reduction in planned 2020 total capital expenditures, we have removed proved undeveloped (“PUD”) reserves which we may no longer be able to develop within five years.

Our cash flows for the six months ended June 30, 2020 and 2019 are presented below:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$59,895	$388,932
Net cash used in investing activities	(112,434)	(527,653)
Net cash provided by financing activities	109,928	136,789
Increase (decrease) in cash and cash equivalents	$57,389	$(1,932)
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
Cash flows provided by operating activities
Net cash provided by operating activities was $59.9 million and $388.9 million for the six months ended June 30, 2020 and 2019, respectively. The change in cash flows from operating activities for the period ended June 30, 2020 as compared to 2019 was primarily the result of a 36% decrease in realized prices for crude oil, coupled with a 28% decrease in crude oil production, a 45% decrease in realized prices for natural gas and a 10% decrease in natural gas production.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and the impact of our outstanding derivative instruments. We had a working capital surplus of $57.5 million at June 30, 2020 due to the impact of decreases in our revenue and production taxes payable and accrued liabilities for drilling and development costs, coupled with the impact of decreases in the forward commodity price curve on our short-term derivative instruments, partially offset by decreases in our accounts receivable. As of June 30, 2020, we had $203.8 million of liquidity available, including $77.4 million in cash and cash equivalents and $126.4 million of aggregate unused borrowing capacity available under our Revolving Credit Facilities. At June 30, 2019, we had a working capital deficit of $86.7 million.
Cash flows used in investing activities
Net cash used in investing activities was $112.4 million and $527.7 million during the six months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities during the six months ended June 30, 2020 was primarily attributable to $270.3 million in capital expenditures primarily for drilling and development costs, partially offset by $144.1 million for derivative settlements received as a result of lower commodity prices and $13.8 million for proceeds from sale of properties. Net cash used in investing activities during the six months ended June 30, 2019 was primarily attributable to $525.5 million in capital expenditures primarily for drilling and development costs.
Our capital expenditures are summarized in the following table:

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020

	(In thousands)
Capital expenditures:
E&P	$151,094	$36,611	$187,705
Other capital expenditures(1)	2,535	2,044	4,579
Total E&P and other capital expenditures	153,629	38,655	192,284
Midstream(2)	25,236	2,751	27,987
Total capital expenditures(3)	$178,865	$41,406	$220,271
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $2.3 million and $1.8 million for the three months ended March 31, 2020 and June 30, 2020, respectively.
(2)Midstream capital expenditures attributable to OMP were $17.2 million and $2.3 million for the three months ended March 31, 2020 and June 30, 2020, respectively.

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
2020 revised capital expenditure plan. Given the low commodity price environment during the first half of 2020, our E&P segment moved from a 4-rig development program to suspending our drilling and completions operations in the Williston and Delaware Basins in April 2020 with the flexibility to resume the appropriate level of activity in the fall. In response to market conditions, we have reduced our total 2020 capital expenditure plan by approximately 58% from the initial total 2020 capital expenditure plan announced in February 2020. Our current total 2020 capital expenditure plan is now approximately $284 million to $303 million, which includes approximately $248 million to $263 million for E&P and other capital expenditures. Other capital expenditures includes OWS and administrative capital and excludes capitalized interest of approximately $12 million. Our planned 2020 midstream capital expenditures are now approximately $36 million to $40 million, which includes approximately $9 million to $10 million for midstream capital expenditures attributable to Oasis.
Due to the changes in our drilling plans, we expect that our 2020 PUD conversion rate will be lower than originally anticipated. In addition, a prolonged low commodity price environment may impact our future drilling plans. We have removed PUD reserves, which we may no longer be able to develop within five years primarily due to liquidity concerns due to our current expectation that we will be unable to comply with the covenants under the Oasis Credit Facility within the next twelve months.
Additionally, retention of certain of our acreage positions require meeting certain criteria, such as completing an annual lateral foot obligation through our drilling program. We currently do not expect any meaningful expirations for the remainder of 2020 and are working with our partners to set appropriate activity levels based on threshold commodity prices and economics.
While we have planned approximately $284 million to $303 million for total capital expenditures in 2020, the ultimate amount of capital we will expend may fluctuate materially based on market conditions. We routinely monitor and adjust our capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.
Cash flows provided by financing activities
Net cash provided by financing activities was $109.9 million and $136.8 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, cash provided by financing activities was primarily due to proceeds from the borrowings under our Revolving Credit Facilities, offset by principal payments on our Revolving Credit Facilities, repurchases of a portion of our Notes and distributions to non-controlling interests.
Senior secured revolving line of credit. The Oasis Credit Facility is a senior secured revolving line of credit among OPNA, as borrower (the “Borrower”), Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto with an overall senior secured line of credit of $3,000.0 million as of June 30, 2020. The maturity date of the Oasis Credit Facility is the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of our 2022 and 2023 Senior Notes, of which $1,142.2 million is outstanding, to the extent such 2022 and 2023 Senior Notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of our 2023 Senior Convertible Notes, of which $244.8 million is outstanding, to the extent such 2023 Senior Convertible Notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year. On April 24, 2020, the lenders under the Oasis Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2020 and entered into that certain Limited Waiver and Fourth Amendment (the “Fourth Amendment”) to the Oasis Credit Facility. The Fourth Amendment amended the Oasis Credit Facility to decrease the borrowing base from $1,300.0 million to $625.0 million and decrease the aggregate elected commitment from $1,100.0 million to $625.0 million. The following additional reductions were effective on June 1, 2020 (the “June Reduction”) and July 1, 2020 (the “July Reduction”), respectively: (1) the June Reduction consisted of borrowing base and aggregate elected commitment reductions from $625.0 million to $612.5 million and (2) the July Reduction consisted of additional borrowing base and aggregate elected commitment reductions from $612.5 million to $600.0 million. In addition, the Fourth Amendment increased the letter of credit commitment under the Oasis Credit Facility from $50.0 million to $100.0 million. As of June 30, 2020, we had total elected commitments of $612.5 million, $502.0 million of borrowings at a weighted average interest rate of 3.4%, excluding the rate impact for the additional interest charges per the Fourth Amendment, and $71.6 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing capacity of $38.9 million.

The Oasis Credit Facility contains customary Events of Default (as defined in the Oasis Credit Facility). If an Event of Default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. The Fourth Amendment also included a waiver and forbearance agreement with respect to a third-party surety indemnity obligation (the “Surety Bond”) we obtained in support of commitments for a transportation agreement. The Administrative Agent advised the Borrower on April 2, 2020 that the Surety Bond constituted additional Debt (as defined in the Oasis Credit Facility) not permitted under the Oasis Credit Facility and that the Borrower’s certifications had failed to reflect the existence of the Surety Bond in its borrowing requests. The Fourth Amendment contained a one-time waiver of these Defaults (as defined in the Oasis Credit Facility), other than with respect to approximately $1.0 million and $30.3 million of additional interest charges during the three and six months ended June 30, 2020, respectively. The Fourth Amendment provided for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default. The Administrative Agent and lenders are not obligated to grant any future forbearance.
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
We were in compliance with the applicable financial covenants under the Oasis Credit Facility at June 30, 2020. However, based on the current commodity price environment, we currently expect we will be unable to comply with the covenants under the Oasis Credit Facility within the next twelve months. Failure to comply with a covenant, if not waived, would result in an Event of Default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our Notes.
OMP Operating LLC revolving line of credit. Through our ownership of OMP, we have access to the OMP Credit Facility, which is a senior secured revolving credit facility among OMP, as parent, OMP Operating LLC, a subsidiary of OMP, as borrower, Wells Fargo Bank, N.A., as administrative agent (the “OMP Administrative Agent”) and the lenders party thereto. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. As of June 30, 2020, the OMP Credit Facility has an aggregate amount of commitments of $575.0 million and has a maturity date of September 25, 2022.
At June 30, 2020, we had $487.5 million of borrowings at a weighted average interest rate of 1.9%, excluding the rate impact for the additional interest charges detailed below, and a de minimis outstanding letter of credit issued under the OMP Credit Facility, resulting in an unused borrowing capacity of $87.5 million.
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
As a result of ongoing internal oversight processes during the six months ended June 30, 2020, OMP Operating LLC identified that a Control Agreement (as defined in the OMP Credit Facility) had not been executed for a certain bank account (the “JPM Account”) held at JPMorgan Chase Bank, N.A. (“JPMorgan”), who is a lender under the OMP Credit Facility. The Control Agreement serves to establish a lien in favor of the lenders under the OMP Credit Facility with respect to the JPM Account. On May 11, 2020, OMP Operating LLC executed a Control Agreement with both the OMP Administrative Agent and JPMorgan, thereby completing the documentation required under the OMP Credit Facility. Despite the Control Agreement’s execution, the failure to have had it in place before the JPM Account was initially funded with cash represented a past Event of Default (as defined in the OMP Credit Facility). On May 15, 2020, OMP Operating LLC entered into a limited waiver (the “Limited Waiver”) of this past Event of Default with the Majority Lenders (as defined in the OMP Credit Facility), which provides forbearance of additional interest owed arising from this past Event of Default until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default. Pursuant to the Limited Waiver, OMP Operating LLC recorded additional interest charges of $2.1 million and $28.0 million during the three and six months ended June 30, 2020, respectively. The Limited Waiver excludes the additional interest from the calculation of the interest coverage ratio financial covenant. OMP Operating LLC was in compliance with the covenants under the OMP Credit Facility at June 30, 2020. In addition, OMP Operating LLC does not expect a violation of any of the financial covenants under the OMP Credit Facility in the next twelve months.
There are no cross-default rights between the Revolving Credit Facilities.
Senior unsecured notes. As of June 30, 2020, our long-term debt includes outstanding senior unsecured note obligations of $1,580.9 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”).
During the six months ended June 30, 2020, we repurchased an aggregate principal amount of $133.9 million of our outstanding Senior Notes for an aggregate cost of $52.9 million. The repurchases consisted of $28.2 million principal amount of the 6.50% senior unsecured notes due November 1, 2021, $56.5 million principal amount of the 6.875% senior unsecured notes due March 15, 2022, $44.2 million principal amount of the 6.875% senior unsecured notes due January 15, 2023 and $4.9 million principal amount of the 6.25% senior unsecured notes due May 1, 2026. As a result of these repurchases, we recognized a pre-tax gain of $80.2 million, which was net of unamortized deferred financing costs write-offs of $0.8 million, and is reflected in gain on extinguishment of debt on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
Prior to certain dates, we have the option to redeem some or all of the Senior Notes for cash at certain redemption prices equal to a certain percentage of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date.
The indentures governing the Senior Notes restrict our ability and the ability of certain of our subsidiaries to: (i) incur additional debt or enter into sale and leaseback transactions; (ii) pay distributions on, redeem or repurchase equity interests; (iii) make certain investments; (iv) incur liens; (v) enter into transactions with affiliates; (vi) merge or consolidate with another company; and (vii) transfer and sell assets. These covenants are subject to a number of important exceptions and qualifications. If at any time when our Senior Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and we will cease to be subject to such covenants. We were in compliance with the terms of the indentures for the Senior Notes as of June 30, 2020.
Senior unsecured convertible notes. At June 30, 2020, we had $244.8 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms.
During the six months ended June 30, 2020, we repurchased a principal amount of $23.0 million of our outstanding Senior Convertible Notes, for an aggregate cost of $15.2 million. As a result of these repurchases, we recognized a pre-tax gain of $3.7 million, which was net of write-offs of unamortized debt discount of $4.2 million, the equity component of the senior unsecured convertible notes of $0.3 million and unamortized deferred financing costs of $0.2 million, and is reflected in gain on extinguishment of debt on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.

We have the option to settle conversions of these notes with cash, shares of common stock or a combination of cash and common stock at our election. Our intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. Prior to March 15, 2023, the Senior Convertible Notes will be convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Senior Convertible Notes for each trading day of the Measurement Period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2023, the Senior Convertible Notes will be convertible at any time until the second scheduled trading day immediately preceding the September 15, 2023 maturity date. The Senior Convertible Notes will be convertible at an initial conversion rate of 76.3650 shares of our common stock per $1,000 principal amount of the notes, which is equivalent to an initial conversion price of approximately $13.10. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or a notice of redemption, we will increase the conversion rate for a holder who elects to convert the Senior Convertible Notes in connection with such corporate event or redemption in certain circumstances. As of June 30, 2020, none of the contingent conditions allowing holders of the Senior Convertible Notes to convert these notes had been met. In addition, we were in compliance with the terms of the indentures for the Senior Convertible Notes as of June 30, 2020.
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

Summarized Statement of Operations
Six Months Ended June 30, 2020

(In thousands)
Total revenues	$484,037
Impairment	4,724,014
Intercompany charges from Non-Guarantor Subsidiaries	61,312
Other operating expenses	568,602
Total operating expenses	5,353,928
Operating loss	(4,859,712)
Net loss	(4,373,998)

Summarized Balance Sheets
	June 30, 2020	December 31, 2019

	(In thousands)
Assets:
Intercompany receivables due from Non-Guarantor Subsidiaries	$24,010	$27,139
Other current assets	372,267	425,153
Total current assets	396,277	452,292
Non-current assets	1,266,027	6,019,468
Liabilities:
Intercompany payables due to Non-Guarantor Subsidiaries	$51,518	$77,571
Other current liabilities	302,583	546,209
Total current liabilities	354,101	623,780
Non-current liabilities	2,359,985	2,594,637

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

The following table presents a reconciliation of the GAAP financial measure of marketing, transportation and gathering expenses to the non-GAAP financial measure of Cash MT&G for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Marketing, transportation and gathering expenses	$23,765	$28,488	$53,229	$63,438
Pipeline imbalances	(1,222)	(120)	(1,467)	(2,395)
Cash MT&G	$22,543	$28,368	$51,762	$61,043
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
The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses to the non-GAAP financial measure of E&P Cash G&A for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
General and administrative expenses	$37,443	$30,926	$68,617	$65,385
Equity-based compensation expenses	(4,738)	(8,522)	(11,359)	(17,102)
G&A expenses attributable to midstream and other services(1)	(3,923)	(5,165)	(11,811)	(12,097)
E&P Cash G&A	$28,782	$17,239	$45,447	$36,186
___________________
(1)For the six months ended June 30, 2020, G&A expenses attributable to other services include severance expenses of $0.8 million as a result of our exit from the well services business in the first quarter of 2020.
Cash Interest and E&P Cash Interest
We define Cash Interest as interest expense plus capitalized interest less amortization and write-offs of deferred financing costs and debt discounts included in interest expense, and E&P Cash Interest is defined as total Cash Interest less Cash Interest attributable to OMP. Cash Interest and E&P Cash Interest are not measures of interest expense as determined by GAAP. Management believes that the presentation of E&P Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on our debt to finance our E&P activities, excluding non-cash amortization, and our ability to maintain compliance with our debt covenants.

The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measures of Cash Interest and E&P Cash Interest for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)(2)	2019	2020(1)(2)	2019

	(In thousands)
Interest expense	$44,388	$43,186	$140,145	$87,654
Capitalized interest	1,776	3,645	4,063	6,463
Amortization of deferred financing costs	(4,448)	(1,823)	(6,147)	(3,593)
Amortization of debt discount	(2,696)	(3,006)	(5,535)	(5,890)
Cash Interest	39,020	42,002	132,526	84,634
Cash Interest attributable to OMP	(4,980)	(4,133)	(35,212)	(7,723)
E&P Cash Interest	$34,040	$37,869	$97,314	$76,911
___________________
(1)For the three and six months ended June 30, 2020, interest expense, Cash Interest and E&P Cash Interest include additional interest charges of $1.0 million and $30.3 million, respectively, per the Fourth Amendment of the Oasis Credit Facility. The Fourth Amendment provides for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default.
(2)For the three and six months ended June 30, 2020, interest expense and Cash Interest include additional interest charges of $2.1 million and $28.0 million, respectively, for the OMP Credit Facility. The Limited Waiver provides for forbearance of such additional interest until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default.
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

The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss) including non-controlling interests	$(89,349)	$51,174	$(4,423,624)	$(56,804)
(Gain) loss on sale of properties	1,047	276	(10,179)	3,198
Gain on extinguishment of debt	—	—	(83,887)	—
Net (gain) loss on derivative instruments	37,187	(34,749)	(248,135)	82,862
Derivative settlements(1)	139,049	(9,817)	144,069	3,629
Interest expense, net of capitalized interest	44,388	43,186	140,145	87,654
Depreciation, depletion and amortization	33,130	177,358	236,885	367,191
Impairment	2,319	24	4,825,997	653
Exploration expenses	1,430	887	2,598	1,717
Equity-based compensation expenses	4,890	8,911	11,697	17,924
Income tax (benefit) expense	(2,613)	12,240	(257,351)	8,537
Other non-cash adjustments	2,765	120	3,010	2,395
Adjusted EBITDA	174,243	249,610	341,225	518,956
Adjusted EBITDA attributable to non-controlling interests	8,379	11,693	23,438	21,896
Adjusted EBITDA attributable to Oasis	$165,864	$237,917	$317,787	$497,060

Net cash provided by (used in) operating activities	$(47,880)	$214,006	$59,895	$388,932
Derivative settlements(1)	139,049	(9,817)	144,069	3,629
Interest expense, net of capitalized interest	44,388	43,186	140,145	87,654
Exploration expenses	1,430	887	2,598	1,717
Deferred financing costs amortization and other	(10,567)	(5,315)	(16,755)	(12,245)
Current tax (benefit) expense	25	76	(36)	(80)
Changes in working capital	45,033	6,467	8,299	46,954
Other non-cash adjustments	2,765	120	3,010	2,395
Adjusted EBITDA	174,243	249,610	341,225	518,956
Adjusted EBITDA attributable to non-controlling interests	8,379	11,693	23,438	21,896
Adjusted EBITDA attributable to Oasis	$165,864	$237,917	$317,787	$497,060
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Segment Adjusted EBITDA and E&P Free Cash Flow
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

The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our two reportable business segments and to the non-GAAP financial measure of E&P Free Cash Flow for our exploration and production segment for the periods presented:

Exploration and Production(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Income (loss) before income taxes including non-controlling interests	$(116,366)	$15,499	$(4,629,623)	$(140,540)
(Gain) loss on sale of properties	1,047	276	(10,179)	3,198
Gain on extinguishment of debt	—	—	(83,887)	—
Net (gain) loss on derivative instruments	37,187	(34,749)	(248,135)	82,862
Derivative settlements(2)	139,049	(9,817)	144,069	3,629
Interest expense, net of capitalized interest	39,202	38,977	104,702	79,697
Depreciation, depletion and amortization	25,676	173,680	224,330	359,692
Impairment	920	24	4,716,314	653
Exploration expenses	1,430	887	2,598	1,717
Equity-based compensation expenses	4,811	8,681	11,407	17,436
Other non-cash adjustments	2,765	120	3,010	2,395
Adjusted EBITDA	135,721	193,578	234,606	410,739
Distributions to Oasis from OMP and DevCo interests(3)	28,177	36,644	67,949	71,673
E&P Cash Interest(4)	(34,040)	(37,869)	(97,314)	(76,911)
E&P and other capital expenditures	(38,655)	(212,240)	(192,284)	(381,926)
Midstream capital expenditures attributable to DevCo interests	(272)	(5,881)	(7,713)	(11,136)
Capitalized interest	1,776	3,645	4,063	6,463
E&P Free Cash Flow(4)	$92,707	$(22,123)	$9,307	$18,902
___________________
(1)In the first quarter of 2020, we exited the well services business. Because the well services business will not continue to be a separate reportable business segment going forward, it is included in the E&P business segment in the table above. Prior period amounts have been restated to reflect the change in reportable segments.
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
(4)For the three and six months ended June 30, 2020, E&P Cash Interest and E&P Free Cash Flow include the impact of additional interest charges of $1.0 million and $30.3 million, respectively, per the Fourth Amendment of the Oasis Credit Facility. The Fourth Amendment provides for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default.

Midstream
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Income (loss) before income taxes including non-controlling interests	$25,347	$51,016	$(47,362)	$97,074
Interest expense, net of capitalized interest	5,186	4,209	35,443	7,957
Depreciation, depletion and amortization	12,023	8,893	22,426	18,080
Impairment	1,399	—	109,683	—
Equity-based compensation expenses	203	515	631	980
Adjusted EBITDA	$44,158	$64,633	$120,821	$124,091
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$(92,943)	$42,757	$(4,403,804)	$(72,125)
(Gain) loss on sale of properties	1,047	276	(10,179)	3,198
Gain on extinguishment of debt	—	—	(83,887)	—
Net (gain) loss on derivative instruments	37,187	(34,749)	(248,135)	82,862
Derivative settlements(1)	139,049	(9,817)	144,069	3,629
Impairment(2)	2,275	24	4,799,805	653
Additional interest charges(3)(4)	3,037	—	58,300	—
Amortization of deferred financing costs(5)	4,360	1,823	5,971	3,593
Amortization of debt discount	2,696	3,006	5,535	5,890
Other non-cash adjustments	2,765	120	3,010	2,395
Tax impact(6)	(48,928)	7,565	(1,108,867)	14,273
Deferred tax asset valuation allowance adjustment(7)	22,934	—	850,436	—
Adjusted Net Income Attributable to Oasis	$73,479	$11,005	$12,254	$44,368

Diluted earnings (loss) attributable to Oasis per share	$(0.29)	$0.14	$(13.90)	$(0.23)
Adjustment to diluted weighted average shares outstanding(8)	—	—	0.06	—
(Gain) loss on sale of properties	—	—	(0.03)	0.01
Gain on extinguishment of debt	—	—	(0.26)	—
Net (gain) loss on derivative instruments	0.12	(0.11)	(0.78)	0.26
Derivative settlements(1)	0.44	(0.03)	0.45	0.01
Impairment(2)	0.01	—	15.09	—
Additional interest charges(3)(4)	0.01	—	0.18	—
Amortization of deferred financing costs(5)	0.01	0.01	0.02	0.01
Amortization of debt discount	0.01	0.01	0.02	0.02
Other non-cash adjustments	0.01	—	0.01	0.01
Tax impact(6)	(0.16)	0.01	(3.49)	0.05
Deferred tax asset valuation allowance adjustment(7)	0.07	—	2.67	—
Adjusted Diluted Earnings Attributable to Oasis Per Share	$0.23	$0.03	$0.04	$0.14

Diluted weighted average shares outstanding(8)	318,112	314,982	318,092	316,081

Effective tax rate applicable to adjustment items(6)	25.4%	19.2%	23.7%	(14.0)%
___________________
(1)Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
(2)For the three and six months ended June 30, 2020, OMP recorded an impairment expense of $0.2 million and $102.0 million, respectively, which is included in our unaudited condensed consolidated financial statements. The portion of OMP impairment expense attributable to non-controlling interests of $0.1 million and $26.2 million is excluded from impairment expense in the table above for the three and six months ended June 30, 2020, respectively.
(3)For the three and six months ended June 30, 2020, we accrued additional interest charges of $1.0 million and $30.3 million, respectively, per the Fourth Amendment of the Oasis Credit Facility. The Fourth Amendment provides for forbearance of such additional interest until the earlier to occur of (i) October 24, 2020 and (ii) an Event of Default under the Oasis Credit Facility.

(4)For the three and six months ended June 30, 2020, we accrued additional interest charges of $2.1 million and $28.0 million, respectively, for the OMP Credit Facility. The Limited Waiver provides for forbearance of such additional interest until the earlier to occur of (i) November 10, 2020 and (ii) an Event of Default under the OMP Credit Facility.
(5)The portion of amortization of deferred financing costs attributable to non-controlling interests of $0.1 million and $0.2 million is excluded from amortization of deferred financing costs in the table above for the three and six months ended June 30, 2020, respectively.
(6)The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.
(7)Deferred tax asset valuation allowance is adjusted to reflect the tax impact of the other adjustments using an assumed effective tax rate that excludes the impact of the valuation allowance.
(8)We included the dilutive effect of unvested stock awards of 483,000, 1,193,000 and 1,357,000 for the three and six months ended June 30, 2020 and the six months ended June 30, 2019, respectively, in computing Adjusted Diluted Earnings Attributable to Oasis Per Share, which were excluded from the GAAP calculation of diluted loss attributable to Oasis per share due to the anti-dilutive effect.
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
Off-Balance Sheet Arrangements
We have various commitment agreements and other contractual obligations which are issued in the normal course of business, some of which are not recognized in our unaudited condensed consolidated financial statements in accordance with GAAP. As of June 30, 2020, our material off-balance sheet arrangements and transactions include $71.6 million in outstanding letters of credit issued under our Revolving Credit Facilities (see Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”) and $15.7 million in net surety bond exposure issued as financial assurance on certain agreements. See Note 16 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.
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
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, natural gas and NGLs fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. In recent months, crude oil and NGL prices have weakened to historic lows as a result of the impacts of the recent actions of Saudi Arabia and Russia and the global COVID-19 pandemic. These prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a significant portion of our future production. Additionally, we may choose to liquidate existing derivative positions before the contract ends in order to realize the current value of our existing positions, in accordance with terms under our Revolving Credit Facilities.

We utilize derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. Our crude oil contracts will settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”), and our natural gas contracts will settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
As of June 30, 2020, we utilized fixed price swaps and two-way and three-way costless collars to reduce the volatility of crude oil prices on a significant portion of our future expected crude oil production. Our fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which we will receive for the volumes under contract. A two-way collar is a combination of options: a sold call and a purchased put. The purchased put establishes a minimum price (floor) and the sold call establishes a maximum price (ceiling) we will receive for the volumes under contract. A three-way collar is a combination of options: a sold call, a purchased put and a sold put. The purchased put establishes a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the NYMEX index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) we will receive for the volumes under contract.
We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on the Condensed Consolidated Balance Sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The following is a summary of our derivative contracts as of June 30, 2020:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices				Fair Value Assets
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling
									(In thousands)
Crude oil	2020	Fixed price swaps	2,464,000	Bbl	$56.66				$43,135
Crude oil	2020	Two-way collar	1,494,000	Bbl			$51.28	$59.50	18,194
Crude oil	2020	Three-way collar	1,278,000	Bbl		$40.70	$53.98	$63.22	14,393
Crude oil	2021	Fixed price swaps	310,000	Bbl	$56.01				5,004
Crude oil	2021	Two-way collar	248,000	Bbl			$51.38	$59.33	3,030
Crude oil	2021	Three-way collar	186,000	Bbl		$40.00	$53.29	$62.71	1,669
									$85,425
A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $15.8 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $15.5 million. As further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices,” the commodity price environment is expected to remain depressed based on over-supply and decreasing demand. We cannot predict whether or when crude oil production and economic activities will return to normalized levels. Please see Part II, Item 1A. “Risk Factors” for more information regarding commodity price risks.
Interest rate risk. At June 30, 2020, we had (i) $43.6 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,142.2 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $244.8 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $395.1 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding.
At June 30, 2020, we had $502.0 million of borrowings and $71.6 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Eurodollar loan or a domestic bank prime interest rate loan (defined in each of the Revolving Credit Facilities as an ABR loan). On a quarterly basis, we also pay a commitment fee of 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. At June 30, 2020, the outstanding borrowings under the Oasis Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus a 3.25% margin.

At June 30, 2020, we had $487.5 million of borrowings and a de minimis outstanding letter of credit under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility based on OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At June 30, 2020, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and six months ended June 30, 2020, we recorded $0.3 million and $0.4 million, respectively, of bad debt expense as a result of our assessment that it is probable certain receivables may not be collected. In addition, during the first quarter of 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. Upon adoption of ASU 2016-13, we recognized a cumulative-effect adjustment to retained earnings of $0.4 million to increase its allowance for expected credit losses (see Item 1. “Financial Statements (Unaudited) — Note 2 — Summary of Significant Accounting Policies”). We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are lenders under the Oasis Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under the Oasis Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts. We had a net derivative asset position of $85.4 million at June 30, 2020.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Solomon litigation. On or about August 28, 2019, Oasis Petroleum LLC, a wholly-owned subsidiary of the Company (“OP LLC”), was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated v. Oasis Petroleum, LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday. No motion has been filed for class certification, and the Company cannot predict whether such a motion will be filed or a class certified.
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
As the potential impact from COVID-19 is uncertain due to the ongoing and dynamic nature of the circumstances, it is difficult to predict the extent to which it may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the outbreak may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectable accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could continue to have an adverse effect on the industries in which we and our customers operate and on the demand for our products, our operating results and our future prospects. The factors described above have had, and are expected to continue to have, an adverse effect on our business, operating results, financial position and liquidity, and have raised substantial doubt about our ability to continue as a going concern. We cannot predict when the continuing adverse effect on us will end, and depending on the duration of the pandemic and its severity, this adverse effect could worsen.
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
Commodity prices have been volatile in recent years. Since the beginning of 2020, the daily spot prices for NYMEX WTI crude oil have ranged from a high of $63.27 per barrel to a low of $(36.98) per barrel, and the daily spot prices for NYMEX Henry Hub natural gas have ranged from a high of $2.17 per MMBtu to a low of $1.42 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in substantial increases in the global supply of crude oil. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to extend production cuts that expired on April 1, 2020 within OPEC and other non-OPEC, oil-producing countries, including Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and to reduce the prices at which they sell crude oil. These events, combined with the continued global outbreak of COVID-19, which has significantly impacted both crude oil prices and natural gas prices due to substantially reduced demand for crude oil and natural gas because of reduced global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The impact has not been as severe on natural gas prices, but such prices are susceptible to global actions impacting supply and demand.
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
The recent actions by foreign producers to increase global supply of crude oil, combined with the continued global outbreak of COVID-19, which has caused substantially reduced crude oil demand because of decreased global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020, with prices remaining depressed through the second quarter of 2020. This convergence of these recent unprecedented events has had, and is expected to continue to have, an adverse effect on our business, operating results, financial position and liquidity. We have substantial debt obligations, and the negative impacts of such events raises uncertainty as to whether we can remain in compliance with certain covenants under the Oasis Credit Facility, as amended in April 2020 (see Part I, Item 1. “Financial Statements (Unaudited) — Note 10 — Long-Term Debt”). Based on the current commodity price environment, we currently expect we will be unable to comply with the covenants under the Oasis Credit Facility within the next twelve months, which raises substantial doubt about our ability to continue as a going concern within one year after the accompanying financial statements are issued.
Failure to comply with a covenant, if not waived, would result in an event of default under the Oasis Credit Facility, the potential acceleration of outstanding debt thereunder and the potential liquidation of the collateral securing such debt. An acceleration under the Oasis Credit Facility could result in an event of default and an acceleration under the indentures for our Notes. In addition, there is substantial risk that additional financing sources will not be available to us, or not available on reasonable terms, which would further materially adversely affect our business, operating results, financial position and liquidity. All of these outcomes could ultimately result in our inability to continue as a going concern.

If we become unable to continue as a going concern, we may find it necessary to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure. We have engaged advisors to assist us with the evaluation of strategic alternatives, including a recapitalization transaction with a third-party capital provider; restructuring of our existing debt either through an out-of-court process or under Chapter 11 of the Bankruptcy Code; or other strategic transaction. However, there can be no assurances that we will be able to successfully restructure our indebtedness, improve our financial position or complete any strategic transactions.
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
Commodity prices declined significantly in the first quarter of 2020 and have remained depressed through the second quarter of 2020. For the period from January 1, 2020 through June 30, 2020, the low spot price for each of NYMEX WTI crude oil and NYMEX Henry Hub natural gas was $(36.98) per barrel and $1.42 per MMBtu, respectively. As a result, during the six months ended June 30, 2020, we recognized an impairment of our oil and gas properties of $4.4 billion. If crude oil, natural gas and NGL prices continue to decline or for an extended period of time remain at depressed levels, we may be caused to incur impairment charges in the future, which could have a material adverse effect on our ability to borrow under our Revolving Credit Facilities and our results of operations for the periods in which such charges are taken.
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
The marketability of our crude oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by midstream operators, including third parties and by OMP. The shut down, unavailability of, or lack of, available capacity on these systems and facilities could result in the shut-in of producing wells, the flaring of natural gas that could result in restrictions on production or monetary sanctions, or the delay, or discontinuance of, development plans for properties. See also “Market conditions or operational impediments may hinder our access to crude oil, natural gas and NGLs markets or delay our production” and “Insufficient transportation, end-market refining utilization or natural gas processing capacity in the Williston Basin and the Delaware Basin could cause significant fluctuations in our realized crude oil and natural gas prices” in our Annual Report on Form 10-K for the year ended December 31, 2019. The transportation of our production can be interrupted by other customers that have firm arrangements. In addition, these midstream operators may also impose specifications for the products that they are willing to accept. If the total mix of a product fails to meet the applicable product quality specifications, the midstream operators may refuse to accept all or a part of the products or may invoice us for the costs to handle or damages from receiving the out-of-specification products. In those circumstances, we may be required to delay the delivery of or find alternative markets for that product, or shut-in the producing wells that are causing the products to be out of specification, potentially reducing our revenues.
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
In addition, the impact of pending and future legal proceedings on these systems, pipelines, and facilities can affect our ability to market our products and have a negative impact on realized pricing. On July 6, 2020, the operator of Dakota Access Pipeline (“DAPL”) was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study is completed. On July 15, 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. We regularly use DAPL in addition to other outlets to market its crude oil in the Williston Basin to end markets. In the event DAPL were forced to shut down, we would seek to market our crude oil through alternative outlets.
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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2020:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
April 1 – April 30, 2020	1,131	$0.58	—	—
May 1 – May 31, 2020	9,871	0.62	—	—
June 1 – June 30, 2020	243,737	1.28	—	—
Total	254,739	$1.25	—	—
___________________
(1)Represents shares that employees elected to surrender back to us in order to satisfy tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Limited Waiver and Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of April 24, 2020, among Oasis Petroleum North America LLC, as borrower, the guarantors thereto, Wells Fargo Bank, N.A., as administrative agent and issuing bank and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 30, 2020, and incorporated herein by reference).

10.2	Third Amendment to the Oasis Petroleum Inc. Amended and Restated 2010 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 28, 2020, and incorporated herein by reference).

10.3**	Form of Incentive Clawback Agreement.

22.1	List of Issuer and Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q on May 18, 2020, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	August 5, 2020	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)