Form 10-Q
period 2020-09-30
Oasis Petroleum Inc.
filed 2020-11-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 1-34776

Oasis Petroleum Inc. (Exact name of registrant as specified in its charter)

Delaware	80-0554627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1500
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 404-9500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OASPQ	N/A(1)
(1) On October 12, 2020, the common stock of Oasis Petroleum Inc. (the “Company”) was suspended from trading on the Nasdaq Stock Market LLC and commenced trading on the OTC Pink Marketplace under the symbol “OASPQ.” On October 27, 2020, a Form 25 relating to the delisting and deregistration under Section 12(b) of the Act of the Company’s common stock was filed by the Nasdaq Stock Market LLC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at October 30, 2020: 320,922,574 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc. (Debtor-in-Possession)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$84,265	$20,019
Accounts receivable, net	202,274	371,181
Inventory	35,736	35,259
Prepaid expenses	15,186	10,011
Derivative instruments	200	535
Other current assets	1,780	346
Total current assets	339,441	437,351
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,366,483	9,463,038
Other property and equipment	1,309,897	1,279,653
Less: accumulated depreciation, depletion, amortization and impairment	(8,560,526)	(3,764,915)
Total property, plant and equipment, net	2,115,854	6,977,776
Assets held for sale, net	1,380	21,628
Derivative instruments	—	639
Long-term inventory	14,210	13,924
Operating right-of-use assets	13,121	18,497
Other assets	22,771	29,438
Total assets	$2,506,777	$7,499,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,298	$17,948
Revenues and production taxes payable	110,191	233,090
Accrued liabilities	41,878	281,079
Current maturities of long-term debt	360,640	—
Accrued interest payable	58,768	37,388
Derivative instruments	—	19,695
Advances from joint interest partners	—	4,598
Current operating lease liabilities	2,006	6,182
Other current liabilities	513	2,903
Total current liabilities	575,294	602,883
Long-term debt	487,500	2,711,573
Deferred income taxes	4,898	267,357
Asset retirement obligations	1,808	56,305
Derivative instruments	—	120
Operating lease liabilities	973	17,915
Other liabilities	3,597	6,019
Liabilities subject to compromise	2,070,858	—

Total liabilities	3,144,928	3,662,172
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, $0.01 par value: 900,000,000 shares authorized; 325,127,645 shares issued and 320,931,399 shares outstanding at September 30, 2020 and 324,198,057 shares issued and 321,231,319 shares outstanding at December 31, 2019	3,232	3,189
Treasury stock, at cost: 4,196,246 and 2,966,738 shares at September 30, 2020 and December 31, 2019, respectively	(36,532)	(33,881)
Additional paid-in capital	3,128,752	3,112,384
Retained earnings (accumulated deficit)	(3,905,467)	554,446
Oasis share of stockholders’ equity (deficit)	(810,015)	3,636,138
Non-controlling interests	171,864	200,943
Total stockholders’ equity (deficit)	(638,151)	3,837,081
Total liabilities and stockholders’ equity (deficit)	$2,506,777	$7,499,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc. (Debtor-in-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenues
Oil and gas revenues	$179,577	$344,470	$512,535	$1,070,256
Purchased oil and gas sales	44,194	79,352	167,824	337,212
Midstream revenues	46,979	50,023	138,164	149,617
Other services revenues	309	8,898	6,686	30,795
Total revenues	271,059	482,743	825,209	1,587,880
Operating expenses
Lease operating expenses	29,353	50,313	108,730	164,985
Midstream expenses	11,110	12,967	32,355	47,064
Other services expenses	308	6,151	5,968	21,595
Marketing, transportation and gathering expenses	20,328	32,659	73,557	96,097
Purchased oil and gas expenses	47,549	78,655	165,932	338,221
Production taxes	13,039	28,461	39,129	86,221
Depreciation, depletion and amortization	36,000	210,832	272,885	578,023
Exploration expenses	725	652	3,061	2,369
Rig termination	1,017	—	1,279	—
Impairment	2,578	—	4,828,575	653
General and administrative expenses	49,251	32,860	117,868	98,245
Litigation settlement	22,750	20,000	22,750	20,000
Total operating expenses	234,008	473,550	5,672,089	1,453,473
Gain (loss) on sale of properties	1,473	(752)	11,652	(3,950)
Operating income (loss)	38,524	8,441	(4,835,228)	130,457
Other income (expense)
Net gain (loss) on derivative instruments	(5,071)	47,922	243,064	(34,940)
Interest expense, net of capitalized interest	(37,389)	(43,897)	(177,534)	(131,551)
Gain (loss) on extinguishment of debt	(20)	—	83,867	—
Reorganization items, net	(49,758)	—	(49,758)	—
Other income	1,473	473	2,373	706
Total other income (expense), net	(90,765)	4,498	102,012	(165,785)
Income (loss) before income taxes	(52,241)	12,939	(4,733,216)	(35,328)
Income tax benefit	5,144	17,372	262,495	8,835
Net income (loss) including non-controlling interests	(47,097)	30,311	(4,470,721)	(26,493)
Less: Net income (loss) attributable to non-controlling interests	8,602	10,023	(11,218)	25,344
Net income (loss) attributable to Oasis	$(55,699)	$20,288	$(4,459,503)	$(51,837)
Earnings (loss) attributable to Oasis per share:
Basic (Note 15)	$(0.17)	$0.06	$(14.05)	$(0.16)
Diluted (Note 15)	(0.17)	0.06	(14.05)	(0.16)
Weighted average shares outstanding:
Basic (Note 15)	318,287	315,135	317,365	314,863
Diluted (Note 15)	318,287	315,135	317,365	314,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc. (Debtor-in-Possession)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2019	321,231	$3,189	2,967	$(33,881)	$3,112,384	$554,446	$200,943	$3,837,081
Cumulative-effect adjustment for adoption of ASU 2016-13 (Note 3)	—	—	—	—	—	(410)	—	(410)
Equity-based compensation	3,836	32	—	—	7,007	—	66	7,105
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,028)	(6,028)
Equity component of senior unsecured convertible notes, net	—	—	—	—	(337)	—	—	(337)
Treasury stock - tax withholdings	(942)	—	942	(2,308)	—	—	—	(2,308)
Net loss	—	—	—	—	—	(4,310,861)	(23,414)	(4,334,275)
Balance as of March 31, 2020	324,125	3,221	3,909	(36,189)	3,119,054	(3,756,825)	171,567	(499,172)
Equity-based compensation	(2,889)	1,018	—	—	3,858	—	66	4,942
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,014)	(6,014)
Treasury stock - tax withholdings	(252)	—	252	(318)	—	—	—	(318)
Net income (loss)	—	—	—	—	—	(92,943)	3,594	(89,349)
Balance as of June 30, 2020	320,984	4,239	4,161	(36,507)	3,122,912	(3,849,768)	169,213	(589,911)
Equity-based compensation	(18)	(1,007)	—	—	5,840	—	69	4,902
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,020)	(6,020)
Treasury stock - tax withholdings	(35)	—	35	(25)	—	—	—	(25)
Net income (loss)	—	—	—	—	—	(55,699)	8,602	(47,097)
Balance as of September 30, 2020	320,931	$3,232	4,196	$(36,532)	$3,128,752	$(3,905,467)	$171,864	$(638,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc. (Debtor-in-Possession)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
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

Oasis Petroleum Inc. (Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(4,470,721)	$(26,493)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	272,885	578,023
Gain on extinguishment of debt	(83,867)	—
(Gain) loss on sale of properties	(11,652)	3,950
Impairment	4,828,575	653
Deferred income taxes	(262,459)	(8,840)
Derivative instruments	(243,064)	34,940
Equity-based compensation expenses	16,531	26,370
Non-cash reorganization items, net	49,758	—
Deferred financing costs amortization and other	19,041	18,190
Working capital and other changes:
Change in accounts receivable, net	168,749	1,555
Change in inventory	(6,206)	(3,676)
Change in prepaid expenses	(6,107)	4,153
Change in accounts payable, interest payable and accrued liabilities	(112,479)	22,280
Change in other assets and liabilities, net	(4,079)	(11,211)
Net cash provided by operating activities	154,905	639,894
Cash flows from investing activities:
Capital expenditures	(291,776)	(714,270)
Acquisitions	—	(8,337)
Proceeds from sale of properties	15,188	41,039
Derivative settlements	224,223	10,752
Net cash used in investing activities	(52,365)	(670,816)
Cash flows from financing activities:
Proceeds from revolving credit facilities	967,189	1,651,000
Principal payments on revolving credit facilities	(914,549)	(1,600,000)
Repurchase of senior unsecured notes	(68,060)	—
Deferred financing costs	(172)	(852)
Purchases of treasury stock	(2,651)	(4,625)
Distributions to non-controlling interests	(18,062)	(15,551)
Payments on finance lease liabilities	(1,989)	(1,423)
Other	—	(392)
Net cash provided by (used in) financing activities	(38,294)	28,157
Increase (decrease) in cash and cash equivalents	64,246	(2,765)
Cash and cash equivalents:
Beginning of period	20,019	22,190
End of period	$84,265	$19,425
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(81,939)	$(42,751)
Change in asset retirement obligations	2,860	4,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc. (Debtor-in-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) is an independent exploration and production company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct the Company’s exploration and production activities and own its crude oil and natural gas properties located in the Williston Basin and the Delaware Basin, respectively. In addition to its exploration and production segment, the Company also operates a midstream business segment through Oasis Midstream Partners LP (“OMP”) and Oasis Midstream Services LLC (“OMS”). OMP is a fee-based master limited partnership that develops and operates a diversified portfolio of midstream assets.
2. Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
Due to the volatile market environment that drove a severe downturn in crude oil and natural gas prices in the first quarter of 2020, as well as the unprecedented impact of the novel coronavirus 2019 (“COVID-19”) pandemic, the Company began evaluating, with support from its Board of Directors, a variety of transactions and cost-cutting measures, including but not limited to, reductions in capital expenditures and corporate discretionary expenditures, refinancing transactions, capital exchange transactions, asset divestitures and operational efficiencies. During the second quarter of 2020, the Company engaged advisors to assist with the evaluation of strategic transactions and restructuring alternatives to reduce the Company’s debt, increase financial flexibility and position the Company for long-term success. On September 29, 2020, Oasis Petroleum Inc. and its affiliates Oasis Petroleum LLC (“OP LLC”), OPNA, Oasis Well Services LLC, Oasis Petroleum Marketing LLC, OP Permian, OMS Holdings LLC, OMS and OMP GP LLC (“OMP GP”) (collectively, the “Debtors”) entered into the Restructuring Support Agreement (the “RSA”), which contemplates a restructuring pursuant to the Joint Prepackaged Chapter 11 Plan of Reorganization of Oasis Petroleum Inc. and its Debtor Affiliates (the “Plan”). On September 30, 2020 (the “Petition Date”), the Debtors filed voluntary petitions (the “Chapter 11 Cases”) for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Oasis Petroleum Inc., et al, Case No. 20-34771. OMP and its subsidiaries, OMP Operating LLC, Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”), Bighorn DevCo LLC (“Bighorn DevCo”) and Panther DevCo LLC (collectively, the “Non-Filing Entities”), are not included in the Chapter 11 Cases.
The Debtors continues to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On the Petition Date, the Bankruptcy Court entered orders approving certain customary first-day relief to enable the Company to operate in the ordinary course of business during the Chapter 11 Cases, including authorizing payment of employee wages and benefits, owner royalties and vendor obligations for goods and services provided on or after the Petition Date, as well as approving on an interim basis post-petition financing under a debtor-in-possession credit facility (see “DIP Facility” below).
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the Third Amended and Restated Credit Agreement dated as of October 16, 2018, as amended through the Fourth Amendment dated April 24, 2020, by and among Oasis Petroleum Inc., as parent, OPNA, as borrower, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Pre-Petition Credit Facility”) and its senior unsecured notes, including (a) 6.50% senior unsecured notes due 2021, (b) 6.875% senior unsecured notes due 2022, (c) 2.625% senior unsecured convertible notes due 2023, (d) 6.875% senior unsecured notes due 2023 and (e) 6.250% senior unsecured notes due 2026 (collectively, the “Notes” and, together with the Pre-Petition Credit Facility, the “Debt Instruments”). The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
Restructuring Support Agreement
On September 29, 2020, the Debtors entered into the RSA with (i) certain lenders (the “Consenting RBL Lenders”) holding approximately 97% of the revolving loans under the Pre-Petition Credit Facility and (ii) certain debtholders (the “Consenting Noteholders” and, together with the Consenting RBL Lenders, the “Consenting Stakeholders”) holding approximately 52% of the Company’s Notes. Subsequent to the Petition Date, creditor support for the RSA increased to Consenting RBL Lenders comprising 100% of the lenders under the Pre-Petition Credit Facility and Consenting Noteholders holding 58.8% of the Notes.
The RSA contains certain covenants on the part of each of the Debtors and the Consenting Stakeholders, including commitments by the Consenting Stakeholders to vote in favor of the Plan and commitments of the Debtors and the Consenting

Stakeholders to negotiate in good faith to finalize the documents and agreements contemplated by and required to implement the Plan. The RSA also provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches by the parties under the RSA. There is no guarantee that the RSA can be successfully implemented or that the Plan will be approved.
The deadline for holders of impaired claims and interests entitled to vote (the “Voting Classes”) with respect to the Plan was November 2, 2020, and all three Voting Classes voted to accept the Plan. The Company expects the Bankruptcy Court to confirm the Plan at the confirmation hearing scheduled for November 10, 2020 and that the Plan will become effective and consummated shortly thereafter.
Plan of Reorganization under Chapter 11 of the Bankruptcy Code
Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan:
•Holders of Other Secured Claims. Each holder of an allowed Other Secured Claim (as defined in the Plan) shall receive, at the option of the applicable Debtor and in its sole discretion: (a) payment in full in cash of its allowed Other Secured Claim; (b) the collateral securing its allowed Other Secured Claim; (c) reinstatement of its allowed Other Secured Claim; or (d) such other treatment rendering its allowed Other Secured Claim unimpaired in accordance with section 1124 of the Bankruptcy Code;
•Holders of Other Priority Claims. Each holder of an allowed Other Priority Claim (as defined in the Plan) shall receive treatment in a manner consistent with section 1129(a)(9) of the Bankruptcy Code;
•Holders of RBL Claims. Each holder of an allowed RBL Claim (as defined in the Plan) (i) electing to participate in the Exit Facility (as defined below) by entry into the Exit Commitment Letter (as defined below) will receive, (x) on a dollar-for-dollar basis in exchange for the portion of its RBL Claim representing the principal of the loans owed to such lender under the Pre-Petition Credit Facility, an equal amount of the principal of the revolving loans under the Exit Facility as of the Plan effective date, upon the terms and conditions set forth in the Exit Facility Term Sheet (as defined below) and (y) with respect to any other portion of such holder’s RBL Claim (to the extent not already paid prior to the Plan effective date, including as adequate protection pursuant to the DIP Orders (as defined in the Plan)), cash in an amount equal to such portion of such holder’s RBL Claim, and (ii) not electing to participate in the Exit Facility by electing not to sign the Exit Facility Commitment Letter (x) shall be deemed to have funded a second out term loan on a dollar-for-dollar basis in exchange for the portion of its RBL Claim representing the principal of the loans owed to such lender, any of such holder’s Specified Default Interest (as defined in Note 11 — Long-Term Debt) and any unreimbursed claims for professional fees and expenses under the Pre-Petition Credit Facility and (y) with respect to any other portion of such holder’s RBL Claim (to the extent not already paid prior to the Plan effective date, including as adequate protection pursuant to the DIP Orders), cash in an amount equal to such portion of such holder’s RBL Claim. The liens securing the loans under the Pre-Petition Credit Facility shall be retained and deemed assigned to the administrative agent under the Exit Facility to secure the Exit Facility upon the Plan effective date. Notwithstanding the foregoing, on the Plan effective date, any Specified Default Interest shall be discharged, released and deemed waived by all Consenting RBL Lenders;
•Holders of Notes Claims and Mirada Claims. Class 4 consists of all Notes Claims (as defined in the Plan) and Mirada Claims (as defined in the Plan). Each holder of an allowed Notes Claim or an allowed Mirada Claim shall receive its pro rata share (calculated based on the aggregate amount of all allowed Notes Claims and allowed Mirada Claims) of 100% of the reorganized Company’s equity interests, subject to dilution on account of the management incentive plan and the New Warrants (defined below); provided, that notwithstanding that the Mirada Claims are classified as Class 4 claims, such claims, in lieu of any treatment as Class 4 claims, shall be treated in accordance with the Mirada Settlement Agreement (as defined in Note 17 — Commitments and Contingencies);
•Holders of General Unsecured Claims. Each holder of an allowed General Unsecured Claim (as defined in the Plan) shall receive, at the option of the applicable Debtor: (a) payment in full in cash; or (b) reinstatement;
•Holders of Intercompany Claims. Each allowed Intercompany Claim (as defined in the Plan) shall be, at the option of the applicable Debtor, either: (a) reinstated; or (b) cancelled, released, and extinguished and without any distribution at the Debtors’ election and in their sole discretion;
•Holders of Interests Other Than in Oasis. Each holder of an Interest (as defined in the Plan) in the Debtors other than in Oasis shall have such Interests either: (a) reinstated; or (b) cancelled, released, and extinguished and without any distribution at the Debtors’ election and in their sole discretion; and
•Equity Holders. Each holder of an Interest in Oasis shall receive its pro rata share of four-year warrants convertible into 7.5% of the reorganized Company’s equity interests at a strike price equal to the aggregate amount of Notes Claims (the “New Warrants”).

DIP Facility
On September 29, 2020, prior to the commencement of the Chapter 11 Cases, the Consenting RBL Lenders agreed to provide the Debtors with a senior secured superpriority debtor-in-possession revolving credit facility pursuant to a commitment letter entered into by and among the Debtors and certain of the Consenting RBL Lenders and/or their affiliates. The Bankruptcy Court approved the Interim DIP Order (as defined in the Plan) on September 30, 2020, and on October 2, 2020, the Debtors entered into a Senior Secured Superpriority Debtor-in-Possession Revolving Credit Agreement (the “DIP Facility”), which provides for a debtor-in-possession revolving credit facility in an aggregate principal amount of $450 million consisting of (a) $150 million new money revolving credit facility ($100 million of which amount may also be used for the issuance of new letters of credit or deemed reissuance of pre-petition letters of credit) and (b) up to $300 million roll-up of pre-petition secured indebtedness under the Pre-Petition Credit Facility. See Note 11 — Long-Term Debt for further details.
Exit Financing
On September 29, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into a commitment letter (the “Exit Commitment Letter”) with the Consenting RBL Lenders and/or their affiliates, which provides for an exit revolving credit facility (the “Exit Facility”) with borrowing capacity up to $575 million on the terms set forth in the exit facility term sheet (the “Exit Facility Term Sheet”) attached to the Exit Commitment Letter. See Note 11 — Long-Term Debt for further details.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Debtors from performing future obligations under such executory contract or unexpired lease but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors herein, including where applicable quantification of the Company’s obligations under such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. As of September 30, 2020, the Company has not assumed or rejected any executory contracts.
Liabilities Subject to Compromise
The Company’s Condensed Consolidated Balance Sheet as of September 30, 2020 includes amounts classified as liabilities subject to compromise, which represent pre-petition liabilities that the Company anticipates will be allowed as claims in the Chapter 11 Cases, although they may be settled for less. The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material.
The following table summarizes the components of liabilities subject to compromise:

September 30, 2020

(In thousands)
Accounts payable and accrued liabilities	$113,287
Senior unsecured notes	1,825,757
Accrued interest on senior unsecured notes	50,337
Asset retirement obligations	57,306
Other liabilities	24,171
Total liabilities subject to compromise	$2,070,858
The Company reclassified its Notes to liabilities subject to compromise and discontinued recording interest on its Notes as of the Petition Date. The contractual interest expense on the Notes not accrued in the Company’s Condensed Consolidated Statements of Operations was $0.3 million.
Reorganization Items
The Company has incurred and will continue to incur significant costs as a direct result of the Chapter 11 Cases subsequent to the Petition Date. These costs, which are expensed as incurred, and any income, gains or losses directly associated with the Chapter 11 Cases are recorded in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations. During the periods presented, reorganization items consist of non-cash charges to write-off unamortized deferred financing costs and debt discount related to the Company’s Notes, which are expected to be impacted by the Chapter 11 Cases.
The following table summarizes the components of reorganization items, net:

Three and Nine Months Ended
September 30, 2020

(In thousands)
Write-off of unamortized deferred financing costs	$11,385
Write-off of unamortized debt discount	38,373
Total reorganization items, net	$49,758

3. Summary of Significant Accounting Policies
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
Consolidation. The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly-owned subsidiaries and the accounts of OMP and its general partner, OMP GP. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over OMP GP, OMP is a variable interest entity. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public. All intercompany balances and transactions have been eliminated upon consolidation.
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
The Company considered the impact of the COVID-19 pandemic on the assumptions and estimates used by management in the unaudited condensed consolidated financial statements for the reporting periods presented. As a result of the significant decline in current and expected future commodity prices, the Company recognized material asset impairment charges during the nine months ended September 30, 2020 (see Note 9 — Property, Plant and Equipment). Management’s estimates and assumptions were based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, which is heightened by the possibility of unforeseen additional impacts from the COVID-19 pandemic, actual results may differ from the estimates and assumptions used, and conditions may change, which could materially affect amounts reported in the unaudited condensed consolidated financial statements in the near term.

Going Concern
The Company currently expects that its operating cash flows, cash on hand and financing borrowing capacity under the DIP Facility should provide sufficient liquidity for the Company during the pendency of the Chapter 11 Cases. However, the Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to comply with the covenants contained in the DIP Facility, the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan, obtain exit financing and emerge from the Chapter 11 Cases (see Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code). The significant risks and uncertainties related to the Company’s liquidity and the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, contemplate the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that might result if the Company is unable to continue as a going concern.
Dividends
Oasis Petroleum Inc. has not paid any cash dividends since its inception. Covenants contained in the Company’s Debt Instruments and DIP Facility restrict the payment of cash dividends on its common stock. Oasis Petroleum Inc. currently intends to retain all earnings for the development of its business and for repayment of outstanding debt, and does not anticipate declaring or paying any cash dividends to holders of its common stock during the next twelve months ending September 30, 2021.
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2019 Annual Report, other than as noted below.
Accounting during bankruptcy. The Company has applied Accounting Standards Codification Topic 852 – Reorganizations (“ASC 852”) in preparing the unaudited condensed consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Petition Date, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Under ASC 852, liabilities are segregated into those subject to compromise and those not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise are recorded at the expected amount of allowed claims and are presented as a group on one line item on the balance sheet. Accordingly, the Company has classified its pre-petition liabilities that may be impacted by the Chapter 11 Cases as liabilities subject to compromise on its Condensed Consolidated Balance Sheet as of September 30, 2020.
Additionally, ASC 852 requires income, expenses, gains and losses that are realized or incurred as a result of the reorganization to be reported as reorganization items. Accordingly, the Company recorded costs incurred as a result of the Chapter 11 Cases, including unamortized deferred financing costs and debt discount associated with debt classified as liabilities subject to compromise, as reorganization items, net in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.
Fair value measurement. In the first quarter of 2020, the Company adopted Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the effectiveness of the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not result in a material impact to the Company’s financial position, cash flows or results of operations. See Note 7 — Fair Value Measurements for disclosures in accordance with ASU 2018-03.
Accounts receivable — credit losses. In the first quarter of 2020, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The Company’s exposure to credit losses is primarily related to its accounts receivable from crude oil and natural gas purchasers and joint interest owners on properties it operates. In accordance with ASU 2016-13, the Company estimates expected credit losses on its accounts receivable at each reporting date, which may result in earlier recognition of credit losses than under previous GAAP. These estimates are based on historical data, current and future economic and market conditions to determine expected collectability. Historically, the Company’s credit losses on joint interest and crude oil and natural gas sales receivables have been immaterial. The Company continually monitors the creditworthiness of its counterparties by reviewing credit ratings, financial statements and payment history. The adoption of ASU 2016-13 was applied using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings, and prior periods were not retrospectively adjusted. The adoption of ASU 2016-13 did not result in a material impact to the Company’s financial position, cash flows or results of operations (see Note 6 — Accounts Receivable).
Recent Accounting Pronouncements
Income taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and calculating income taxes in interim periods, among other changes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim reporting periods within those years. The Company is currently evaluating the effect of ASU 2019-12, but does not expect the adoption of this guidance to have a material impact on its financial position, cash flows or result of operations.
Reference rate reform. In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by ASU 2020-04 and the impact the new standard will have on its financial statements and related disclosures.
4. Revenue Recognition
Exploration and Production Revenues
Exploration and production revenues from contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Crude oil revenues	$155,052	$318,564	$448,904	$964,662
Purchased crude oil sales	35,442	77,018	144,719	330,594
Natural gas and NGL revenues	24,525	25,906	63,631	105,594
Purchased natural gas sales	308	2,334	4,909	6,590
Other services revenues	309	8,898	6,686	30,795
Total exploration and production revenues	$215,636	$432,720	$668,849	$1,438,235
Midstream Revenues
Midstream revenues are derived from contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements. The Company’s midstream revenues exclude intercompany revenues for goods and services provided by the midstream business segment for the Company’s ownership interests, which are eliminated in consolidation.

Midstream revenues were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Midstream service revenues
Crude oil, natural gas and NGL revenues	$22,682	$21,653	$72,267	$69,189
Produced and flowback water revenues	8,801	10,803	27,300	29,309
Total midstream service revenues	$31,483	$32,456	$99,567	$98,498
Midstream product revenues
Purchased crude oil sales	$8,444	$—	$18,196	$28
Crude oil, natural gas and NGL revenues	15,100	16,424	35,707	46,541
Freshwater revenues	396	1,143	2,890	4,578
Total midstream product revenues	$23,940	$17,567	$56,793	$51,147
Total midstream revenues	$55,423	$50,023	$156,360	$149,645
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Company believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Revenue recognized for accrued deficiency fees associated with minimum volume commitments is included in midstream revenues on the Company’s Condensed Consolidated Statements of Operations. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Company expects to receive cash for contract assets or recognize revenue for contract liabilities. Contract assets are included in other current assets on the Company’s Condensed Consolidated Balance Sheets, and contract liabilities are included in other current liabilities and other liabilities on the Company’s Condensed Consolidated Balance Sheets.
The following table summarizes the changes in the Company’s contract assets for the nine months ended September 30, 2020:

(In thousands)
Balance as of December 31, 2019	$—
Revenues recognized	1,538
Balance as of September 30, 2020	$1,538
The following table summarizes the changes in the Company’s contract liabilities for the nine months ended September 30, 2020:

(In thousands)
Balance as of December 31, 2019	$2,105
Cash received	1,780
Revenues recognized	(345)
Balance as of September 30, 2020	$3,540
Performance Obligations
The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. For midstream services, the Company measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and nine months ended September 30, 2020 and 2019, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of September 30, 2020:

(In thousands)
2020 (excluding the nine months ended September 30, 2020)	$6,067
2021	16,921
2022	17,175
2023	10,896
2024	11,089
Thereafter	2,768
Total	$64,916
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
5. Inventory
The Company’s inventory includes equipment and materials and crude oil inventory. Equipment and materials consist primarily of well equipment, tanks and tubular goods to be used in the Company’s exploration and production activities and spare parts and equipment for the Company’s midstream assets. Crude oil inventory includes crude oil in tanks and linefill that is expected to be withdrawn within one year. Linefill that represents the minimum volume of product in a pipeline system that enables the system to operate is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Crude oil and NGL linefill in third-party pipelines that is not expected to be withdrawn within one year is included in long-term inventory on the Company’s Condensed Consolidated Balance Sheets.
Inventory, including long-term inventory, is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Company assesses the carrying value of inventory and uses estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact the Company’s estimates are the applicable quality and location differentials to include in the Company’s net realizable value analysis as well as the liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the three and nine months ended September 30, 2020, the Company recorded impairment charges of $0.6 million and $1.6 million, respectively, to write down the carrying value of certain equipment and materials inventory to the estimated net realizable value. In addition, during the nine months ended September 30, 2020, as a result of lower commodity prices, the Company recorded impairment losses related to the Company’s crude oil inventory and long-term linefill of $7.2 million and $1.3 million, respectively, to adjust the carrying value to the estimated net realizable value. No write-downs of crude oil inventory or long-term inventory were recorded during the three months ended September 30, 2020.

The Company’s total inventory consists of the following:

	September 30, 2020	December 31, 2019

	(In thousands)
Inventory
Equipment and materials	$28,203	$16,963
Crude oil inventory	7,533	18,296
Total inventory	$35,736	$35,259
Long-term inventory
Linefill in third party pipelines	$14,210	$13,924
Total long-term inventory	14,210	13,924
Total	$49,946	$49,183

6. Accounts Receivable
The following table sets forth the Company’s accounts receivable, net:

	September 30, 2020	December 31, 2019

	(In thousands)
Trade accounts	$156,780	$276,629
Joint interest accounts	34,109	82,112
Other accounts	12,495	13,699
Total	203,384	372,440
Allowance for credit losses(1)	(1,110)	(1,259)
Total accounts receivable, net	$202,274	$371,181
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at September 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$14,005	$—	$—	$14,005
Commodity derivative instruments (see Note 8)	—	200	—	200
Total assets	$14,005	$200	$—	$14,205

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Money market funds	$146	$—	$—	$146
Commodity derivative instruments (see Note 8)	—	1,174	—	1,174
Total assets	$146	$1,174	$—	$1,320
Liabilities:
Commodity derivative instruments (see Note 8)	$—	$19,815	$—	$19,815
Total liabilities	$—	$19,815	$—	$19,815
The Company’s money market funds represent cash equivalents backed by the assets of high-quality major banks and financial institutions and are included in cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets. The Company identifies the money market funds as Level 1 instruments because the money market funds have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments.
The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 8 — Derivative Instruments). The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are commodity prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in forward commodity price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative asset by a de minimis amount at September 30, 2020 and its net derivative liability by $0.5 million at December 31, 2019.

Non-Financial Assets and Liabilities
The fair value of the Company’s non-financial assets measured at fair value on a non-recurring basis is determined using valuation techniques that include Level 3 inputs.
Asset retirement obligations. The initial measurement of ARO at fair value is recorded in the period in which the liability is incurred. Fair value is determined by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.
Oil and gas and other properties. The Company records its properties at fair value when acquired in a business combination or upon impairment for proved oil and gas properties and other properties. Fair value is determined using a discounted cash flow model. The inputs used are subject to management’s judgment and expertise and include, but are not limited to, estimates of crude oil and natural gas proved reserves, future commodity pricing, future rates of production, estimates of operating and development costs, risk-adjusted discount rates and estimates of throughput volumes for the Company’s midstream assets. These inputs are classified as Level 3 inputs, except the underlying commodity price assumptions are based on NYMEX forward strip prices (Level 1) and adjusted for price differentials. As a result of the significant decline in expected future commodity prices in the first quarter of 2020, the Company reviewed its properties for impairment as of March 31, 2020. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of March 31, 2020 for five years, escalating 2.5% per year thereafter. The estimated future cash flows also included a 2.5% inflation factor applied to the future operating and development costs after five years and every year thereafter. The estimated future cash flows for the Company’s proved oil and gas properties and midstream assets were discounted at market-based weighted average costs of capital of 12.7% and 10.4%, respectively (see Note 9 — Property, Plant and Equipment).
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
At September 30, 2020, the Company utilized fixed price swaps to reduce the volatility of crude oil prices on a portion of its future expected crude oil production. The Company’s fixed price swaps are comprised of a sold call and a purchased put established at the same price (both ceiling and floor), which the Company will receive for the volumes under contract.
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
In June 2020, following a decrease in crude oil commodity prices and the related increase in the fair value of derivative assets, the Company liquidated a portion of its crude oil three-way costless collar contracts prior to the expiration of their contractual maturities, resulting in cash proceeds of $25.3 million, which are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows during the nine months ended September 30, 2020.
On September 15, 2020, the Company entered into a Direction Letter and Specified Swap Liquidation Agreement (the “Letter Agreement”), which, among other things, amended its Pre-Petition Credit Facility. Pursuant to the Letter Agreement, beginning on September 15, 2020 and ending on the earlier of (1) October 15, 2020 and (2) the occurrence of an event of default under the Pre-Petition Credit Facility, the Company was required to use commercially reasonable efforts with respect to each of its swap agreements, to either (x) terminate such swap agreement or (y) reset such swap agreement to current market terms in existence at the time of such reset in exchange for a lump-sum cash payment substantially similar to the payment it would have received in respect of a termination of such swap agreement (each a “Specified Swap Liquidation”). The Letter Agreement also contained an agreement by the Company to apply the proceeds of any such Specified Swap Liquidation to prepayment of its loans under the Pre-Petition Credit Facility. Each Specified Swap Liquidation reduced the borrowing base and the aggregate elected commitment amounts under the Pre-Petition Credit Facility by an amount equal to any prepayment of the loans using the proceeds of such Specified Swap Liquidation (see Note 11 — Long-Term Debt). During the period from September 15, 2020 through the Petition Date of the Chapter 11 Cases, which constituted an event of default under the Pre-Petition Credit Facility, the Company liquidated its outstanding swap agreements and received cash proceeds of $37.4 million for Specified Swap Liquidations, which are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows during the three and nine months ended September 30, 2020.
As a result of the Specified Swap Liquidations, the Company’s outstanding derivative contracts are concentrated with one counterparty as of September 30, 2020. The counterparty is a lender under the Pre-Petition Credit Facility and has an investment-grade rating.
At September 30, 2020, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes			Fair Value Assets
					Weighted Average Prices
						(In thousands)
Crude oil	2020	Fixed price swaps	182,000	Bbl	$41.17	$183
Crude oil	2021	Fixed price swaps	62,000	Bbl	$41.17	17
						$200
Subsequent to September 30, 2020, the Company entered into additional fixed price swaps. As of November 4, 2020, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes
					Weighted Average Prices
Crude oil	2020	Fixed price swaps	182,000	Bbl	$41.17
Crude oil	2021	Fixed price swaps	9,414,000	Bbl	$42.07
Crude oil	2022	Fixed price swaps	6,880,000	Bbl	$42.64
Crude oil	2023	Fixed price swaps	4,566,000	Bbl	$43.61
Crude oil	2024	Fixed price swaps	372,000	Bbl	$43.74
Natural gas	2020	Fixed price swaps	1,240,000	MMBtu	$2.84
Natural gas	2021	Fixed price swaps	14,600,000	MMBtu	$2.84
Natural gas	2022	Fixed price swaps	5,430,000	MMBtu	$2.82
The Exit Facility associated with the Chapter 11 Cases (see Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code) includes certain conditions that must be satisfied before closing, including minimum hedge volumes and prices. As set forth in the Exit Facility Term Sheet, OPNA, as borrower, is required to enter into hedges covering minimum hedge volumes of (i) 10,303 MBbl for the first year after the closing date, (ii) 6,761 MBbl for the second year after the closing date and (iii) 4,945 MBbl for the third year after the closing date; provided that, two-thirds of such hedging shall be entered into on the closing date of the Exit Facility, with the remainder to be entered into 30 days after the closing date. The target pricing for the hedges shall not be less than (i) $43.04 per barrel for the first year after the closing date, (ii) $43.94 per barrel for the second year after the closing date and (iii) $44.79 per barrel for the third year after the closing date. As of November 4, 2020, the Company had entered into approximately 97% of the required volumes at approximately 97% of the target prices, based on a volume weighted average calculation. In the event the actual hedge prices are less than the target hedge prices, the borrowing base will be subject to an availability block, which shall be set based on the shortfall. The application of the availability block may be waived by required lenders.
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Location	2020	2019	2020	2019

	(In thousands)
Net gain (loss) on derivative instruments	$(5,071)	$47,922	$243,064	$(34,940)
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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2020
	Balance Sheet Location	Gross Recognized Assets	Gross Amount Offset	Net Recognized Fair Value Assets

		(In thousands)
Derivatives assets
Commodity contracts	Derivative instruments — current assets	$200	$—	$200
Total derivatives assets		$200	$—	$200

		December 31, 2019
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets
Commodity contracts	Derivative instruments — current assets	$633	$(98)	$535
Commodity contracts	Derivative instruments — non-current assets	3,295	(2,656)	639
Total derivatives assets		$3,928	$(2,754)	$1,174
Derivatives liabilities
Commodity contracts	Derivative instruments — current liabilities	$33,812	$(14,117)	$19,695
Commodity contracts	Derivative instruments — non-current liabilities	686	(566)	120
Total derivatives liabilities		$34,498	$(14,683)	$19,815

9. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2020	December 31, 2019

	(In thousands)
Proved oil and gas properties	$9,024,122	$8,724,376
Less: Accumulated depreciation, depletion, amortization and impairment	(8,245,798)	(3,601,019)
Proved oil and gas properties, net	778,324	5,123,357
Unproved oil and gas properties	342,361	738,662
Other property and equipment	1,309,897	1,279,653
Less: Accumulated depreciation and impairment	(314,728)	(163,896)
Other property and equipment, net	995,169	1,115,757
Total property, plant and equipment, net	$2,115,854	$6,977,776
Impairment
The Company reviews its long-lived assets for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred.
Proved oil and gas properties. As a result of the significant decline in expected future commodity prices coupled with the Company’s liquidity concerns, and the resulting decrease in its estimated proved reserves, the Company reviewed its proved oil and gas properties in both the Williston Basin and the Delaware Basin for impairment in the first quarter of 2020. During the nine months ended September 30, 2020, the Company recorded impairment charges of $4.4 billion, including $3.8 billion related to the Williston Basin and $637.3 million related to the Delaware Basin, to reduce the carrying values of its proved oil and gas properties to their estimated fair values (see Note 7 — Fair Value Measurements). The Company did not record impairment charges on its proved oil and gas properties during the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.
Unproved oil and gas properties. The Company assessed its unproved oil and gas properties for impairment and recorded impairment charges on its unproved oil and gas properties of $0.9 million and $293.0 million during the three and nine months ended September 30, 2020, respectively, and $0.7 million during the nine months ended September 30, 2019 as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties. During the three months ended September 30, 2019, the Company did not record impairment charges on its unproved oil and gas properties.
Other property and equipment. Due to the significant decline in expected future commodity prices during the first quarter of 2020, the Company and other crude oil and natural gas producers changed their development plans, which resulted in lower forecasted throughput volumes for the Company’s midstream assets. As a result, the Company reviewed its midstream assets, grouped by commodity for each basin, for impairment as of March 31, 2020. The carrying amounts exceeded the estimated undiscounted future cash flows for certain midstream asset groups in the Williston Basin and the Delaware Basin, and as a result, the Company recorded impairment charges of $108.3 million during the nine months ended September 30, 2020 to reduce the carrying values of these midstream assets to their estimated fair values. In addition, during the three and nine months ended September 30, 2020, the Company recorded impairment charges of $1.1 million and $1.6 million, respectively, on certain midstream equipment, including a right-of-use asset associated with mechanical refrigeration units leased at the Company’s natural gas processing complex in the Williston Basin. No impairment charges were recorded on the Company’s midstream assets during the three and nine months ended September 30, 2019.
10. Divestitures and Assets Held for Sale
Divestitures
The Company sold certain oil and gas properties located in the Williston Basin through various transactions and recognized a net gain on sale of properties of $1.5 million and $12.0 million in its Condensed Consolidated Statements of Operations during three and nine months ended September 30, 2020, respectively. The divested properties were included in the Company’s exploration and production segment.
During the fourth quarter of 2019, the Company decided to pursue an exit from its well services business (the “Well Services Exit”) and began an active program to locate buyers for certain well services inventory and equipment included within the Company’s well services business segment. The Company completed various agreements for the sales of certain well services equipment related to the Well Services Exit and recognized a net loss on sale of properties of $0.3 million in its Condensed Consolidated Statements of Operations during the nine months ended September 30, 2020. The divested assets were included in the Company’s exploration and production segment, as the Company eliminated its well services business segment during the first quarter of 2020 in conjunction with the Well Services Exit.
Assets Held for Sale
The assets expected to be sold related to the Well Services Exit met the criteria for assets held for sale at December 31, 2019 and were classified as such. During the nine months ended September 30, 2020, the Company recorded charges in impairment on its Condensed Consolidated Statements of Operations of $15.9 million to write-off certain well services equipment no longer probable to be sold within one year and to adjust the carrying value of the remaining equipment held for sale to its estimated fair value less costs to sell. In addition, the Company recorded a non-cash charge of $1.5 million to adjust the carrying value of inventory held for sale to its net realizable value, which was included in other services expenses on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
As of September 30, 2020, certain remaining assets related to the Well Services Exit met the criteria to be classified as assets held for sale. There are no restrictions on the sale of these assets related to the Chapter 11 Cases.
The Company’s assets held for sale consists of the following:

	September 30, 2020	December 31, 2019

	(In thousands)
Inventory	$580	$3,124
Other property and equipment	67,617	95,560
Less: Accumulated depreciation and impairment	(66,817)	(77,056)
Total assets held for sale	$1,380	$21,628

11. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2020	December 31, 2019

	(In thousands)
Pre-Petition Credit Facility	$360,640	$337,000
OMP Credit Facility	487,500	458,500
Senior unsecured notes
6.50% senior unsecured notes due November 1, 2021	43,601	71,835
6.875% senior unsecured notes due March 15, 2022	834,466	890,980
6.875% senior unsecured notes due January 15, 2023	307,728	351,953
6.25% senior unsecured notes due May 1, 2026	395,122	400,000
2.625% senior unsecured convertible notes due September 15, 2023	244,840	267,800
Total principal of senior unsecured notes	1,825,757	1,982,568
Less: unamortized deferred financing costs on senior unsecured notes(1)	—	(15,618)
Less: unamortized debt discount on senior unsecured convertible notes(1)	—	(50,877)
Less: current maturities of long-term debt(2)	(360,640)	—
Less: amounts reclassed to liabilities subject to compromise(1)	(1,825,757)	—
Total long-term debt	$487,500	$2,711,573
___________________
(1)As a result of the Chapter 11 Cases, the Company reclassified the total principal balance of its Notes, which are unsecured claims in the Chapter 11 Cases, to liabilities subject to compromise and wrote off all unamortized deferred financing costs and debt discount on its Notes to reorganization items, net (see Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code).
(2)Due to the uncertainties regarding the outcome of the Chapter 11 Cases, the Company has classified the borrowings outstanding under the Pre-Petition Credit Facility as current maturities of long-term debt on its Condensed Consolidated Balance Sheet as of September 30, 2020.
Chapter 11 Cases and Effect of Automatic Stay
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the Debt Instruments, which include the Company’s Pre-Petition Credit Facility and its Notes. The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
DIP Facility
On September 29, 2020, prior to the commencement of the Chapter 11 Cases, the Consenting RBL Lenders agreed to provide the Debtors with a senior secured superpriority debtor-in-possession revolving credit facility pursuant to a commitment letter entered into by and among the Debtors and certain of the Consenting RBL Lenders and/or their affiliates. The Bankruptcy Court approved the Interim DIP Order on September 30, 2020, and on October 2, 2020, the Debtors entered into the DIP Facility, by and among Oasis Petroleum Inc., as parent, OPNA, as borrower (the “Borrower”), each of the other Debtors, as guarantors party thereto, each of the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent and as issuing bank, pursuant to which, having been granted the approval of the Bankruptcy Court, the lenders agreed to provide the Borrower with a debtor-in-possession revolving credit facility in an aggregate principal amount of $450 million consisting of (i) new money revolving credit in an aggregate principal amount equal to $150 million ($100 million of which amount may also be used for the issuance of new letters of credit or deemed reissuance of pre-petition letters of credit) and (ii) a roll-up of pre-petition secured indebtedness in an aggregate amount of up to $300 million upon entry of the Interim DIP Order that, among other things, will be used to finance the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases; provided that, until entry of the Final DIP Order (as defined in the Plan) by the Bankruptcy Court, only (a) $120 million (or $80 million in the case of letters of credit) of the total $150 million of new money revolving credit and (b) $240 million of the total $300 million in roll-up of pre-petition secured indebtedness, in each case, will be available to the Borrower under the DIP Facility.

New money revolving credit under the DIP Facility accrues interest, at Borrower’s election, at (x) the adjusted LIBO rate (subject to a 1.00% interest rate floor) plus 5.50% per annum or (y) the alternate base rate (subject to a 2.00% interest rate floor) plus 4.50% per annum. Any loans (including loans incurred to repay disbursements of any pre-petition letters of credit refinanced under the DIP Facility) rolled up and refinanced as post-petition secured indebtedness under the DIP Facility accrue interest, at Borrower’s election, at (x) the adjusted LIBO rate (subject to a 1.00% interest rate floor) plus 4.25% or (y) the alternate base rate (subject to a 2.00% interest rate floor) plus 3.25% per annum. Letters of credit (whether rolled-up or in the form of new money) under the DIP Facility are also subject to a participation fee payable ratably to the DIP Facility lenders in the amount of (x) with respect to new money letters of credit, 5.50% per annum and (y) with respect to rolled-up and refinanced letters of credit, 4.25% per annum. Upon the occurrence and during the continuance of an event of default under the DIP Facility, loans outstanding under the DIP Facility may accrue interest at a default rate equal to the alternate base rate plus 6.75%.
The maturity date of the DIP Facility is March 30, 2021; provided, that the Borrower may extend such date for a period of three months if certain conditions are satisfied.
The DIP Facility contains events of default customary to debtor-in-possession financings, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Debtors’ obligation to repay the outstanding indebtedness under the DIP Facility. The Debtors’ obligations under the DIP Facility are secured by a security interest in, and lien on, substantially all present and after acquired property (whether tangible, intangible, real, personal or mixed) (subject to certain exceptions) of the Debtors and will be guaranteed by all of the guarantors.
The DIP Facility also contains a minimum liquidity covenant as well as other customary covenants for a facility of this type, which limit the ability of the Borrower and the other Debtors to, among other things, (1) incur additional indebtedness and permit liens to exist on their assets, (2) pay dividends or make certain other restricted payments, (3) sell assets and (4) make certain investments. These covenants are subject to certain exceptions and qualifications as set forth in the DIP Facility. The Debtors have been in compliance with the minimum liquidity covenant since entering into the DIP Facility.
Exit Financing
On September 29, 2020, prior to the commencement of the Chapter 11 Cases, the Company entered into the Exit Commitment Letter with the Consenting RBL Lenders and/or their affiliates, which is subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court. In addition, as part of the RSA, the Consenting RBL Lenders and/or their affiliates have agreed to provide, on a committed basis, the Company with the Exit Facility on the terms set forth in the Exit Facility Term Sheet. The Exit Facility Term Sheet provides for, among other things a post-emergence financing that is intended to mature in 3.5 years from the closing date of the Exit Facility, in the form of a new money senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion with an initial borrowing base and elected commitments amount of up to $575.0 million, subject to an initial borrowing base redetermination at the closing of the Exit Facility. Any loans drawn under the Exit Facility will be non-amortizing.
The effectiveness of the Exit Facility will be subject to customary closing conditions, including consummation of the Plan and minimum hedging requirements (see Note 8 — Derivative Instruments for further detail). There is no guarantee that the Company will be successful in confirming its Plan and exiting bankruptcy.
Pre-Petition Credit Facility
The Pre-Petition Credit Facility is the Company’s senior secured revolving line of credit with Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto with an overall senior secured line of credit of $3,000.0 million. The Pre-Petition Credit Facility has a stated maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of the Company’s senior unsecured notes due in 2022 and 2023 to the extent such senior unsecured notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of the Company’s senior unsecured convertible notes due in 2023 to the extent such senior unsecured convertible notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
The Pre-Petition Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations. On April 24, 2020, the lenders under the Pre-Petition Credit Facility completed their regular semi-annual redetermination of the borrowing base and entered into that certain Limited Waiver and Fourth Amendment (the “Fourth Amendment”) to the Pre-Petition Credit Facility, which decreased the borrowing base from $1,300.0 million to $625.0 million and decreased the aggregate elected commitment from $1,100.0 million to $625.0 million on the amendment date, and further reduced the borrowing base and aggregate elected commitments from $625.0 million to $612.5 million effective June 1, 2020 and from $612.5 million to $600.0 million effective July 1, 2020. In addition, the Fourth Amendment increased the letter of credit commitment under the Pre-Petition Credit Facility from $50.0 million to $100.0 million.
On September 15, 2020, the Company entered into Letter Agreement, which, among other things, amended its Pre-Petition Credit Facility. Pursuant to the Letter Agreement, beginning on September 15, 2020 and ending on the earlier of (1) October 15,

2020 and (2) the occurrence of an event of default under the Pre-Petition Credit Facility, the Company was required to use commercially reasonable efforts to liquidate its swap agreements and agreed to apply the proceeds of the Specified Swap Liquidations (as further described in Note 8 — Derivative Instruments) to prepayment of its loans under the Pre-Petition Credit Facility. Each Specified Swap Liquidation reduced the borrowing base and the aggregate elected commitment amounts under the Pre-Petition Credit Facility by an amount equal to any prepayment of the loans using the proceeds of such Specified Swap Liquidation. During the period from September 15, 2020 through the occurrence of an event of default on the Petition Date of the Chapter 11 Cases, the Company received cash proceeds of $37.4 million for Specified Swap Liquidations, which reduced the borrowing base and aggregated elected commitment amounts under the Pre-Petition Credit Facility to $562.6 million as of the Petition Date.
The Fourth Amendment also included a waiver and forbearance agreement with respect to a third-party surety indemnity obligation (the “Surety Bond”) the Company obtained in support of commitments for a transportation agreement. The Administrative Agent advised the Company on April 2, 2020 that the Surety Bond constituted additional Debt (as defined in the Pre-Petition Credit Facility) not permitted under the Pre-Petition Credit Facility and that the Company’s certifications had failed to reflect the existence of the Surety Bond in its borrowing requests. The Fourth Amendment contained a one-time waiver of these Defaults (as defined in the Pre-Petition Credit Facility), other than with respect to additional interest owed (the “Specified Default Interest”) of $30.3 million, which is included in interest expense on the Company’s Condensed Consolidated Statement of Operations during the nine months ended September 30, 2020. No additional interest charge was recorded during the three months ended September 30, 2020. The Fourth Amendment provided for forbearance of the Specified Default Interest until the earlier to occur of (i) October 24, 2020 and (ii) an event of default. Prior to the Petition Date of the Chapter 11 Cases, which constituted an event of default, the Debtors and Consenting Stakeholders entered into the RSA, which provides that, on the Plan effective date, any Specified Default Interest shall be discharged, released and deemed waived by all Consenting RBL Lenders.
The Fourth Amendment amended the applicable margins and commitment fee rates with respect to Alternate Based Rate (“ABR”) loans, Swingline loans and Eurodollar loans, based on the utilization of the total elected commitments under the Pre-Petition Credit Facility, as shown in the grid below. As a result of filing the Chapter 11 Cases, a default penalty of an additional 2% went into effect and increased the Pre-Petition Credit Facility interest rates above those interest rates shown in the grid below.

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
The Fourth Amendment amended the financial covenants in the Pre-Petition Credit Facility to provide the Company’s Ratio of Total Debt to EBITDAX (as defined in the Pre-Petition Credit Facility) shall not, as of the last day of any fiscal quarter, be greater than 4.00 to 1.00.
At September 30, 2020, the Company had $360.6 million of borrowings and $76.9 million of outstanding letters of credit issued under the Pre-Petition Credit Facility. For the three and nine months ended September 30, 2020, the weighted average interest rate incurred on borrowings under the Pre-Petition Credit Facility was 3.4% and 3.3%, respectively, excluding the rate impact of the Specified Default Interest. On October 2, 2020, pursuant to the terms of the DIP Facility, $240.0 million of loans under the Pre-Petition Credit Facility were automatically substituted and exchanged for loans under the DIP Facility, and the $76.9 million of outstanding letters of credit were deemed to have been issued under the DIP Facility.
As a result of the commencement of the Chapter 11 Cases, the lenders’ commitments under the Pre-Petition Credit Facility have been terminated, and the Company is therefore unable to make additional borrowings or issue additional letters of credit under the Pre-Petition Credit Facility. Upon emergence from the Chapter 11 Cases, the Pre-Petition Credit Facility will be paid in full with proceeds from the Exit Facility, and therefore, the fair value of the Pre-Petition Credit Facility approximates its carrying value.
OMP Credit Facility
OMP, a consolidated subsidiary of the Company, has a senior secured revolving credit facility (the “OMP Credit Facility”) among OMP, as parent, OMP Operating LLC, as borrower, Wells Fargo Bank, N.A., as administrative agent (the “OMP Administrative Agent”) and the lenders party thereto. The OMP Credit Facility, which has a maturity date of September 25, 2022, is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. As of September 30, 2020, the aggregate commitments under the OMP Credit Facility were $575.0 million. The OMP Credit Facility was not impacted by the Chapter 11 Cases, as OMP and its subsidiaries are Non-Filing Entities, and there are no cross-default rights between the Company’s Pre-Petition Credit Facility and the OMP Credit Facility. OMP was in compliance with the covenants of the OMP Credit Facility as of September 30, 2020.
In the second quarter of 2020, OMP identified that a Control Agreement (as defined in the OMP Credit Facility) had not been executed for a certain bank account before the account was initially funded with cash, which represented an event of default. In May 2020, OMP executed a Control Agreement with respect to the bank account, thereby completing the documentation required under the OMP Credit Facility, and entered into a limited waiver of the past event of default with the Majority Lenders (as defined in the OMP Credit Facility), which provided forbearance of additional interest owed (the “OMP Specified Default Interest”) of $28.0 million until the earlier of (i) November 10, 2020 and (ii) an event of default. The OMP Specified Default Interest is included in interest expense on the Company’s Condensed Consolidated Statement of Operations during the nine months ended September 30, 2020. No additional interest charge was recorded for the OMP Credit Facility during the three months ended September 30, 2020. OMP and the OMP Administrative Agent agreed to exclude the OMP Specified Default Interest from the calculation of the interest coverage ratio financial covenant.
On September 29, 2020, OMP entered into a Waiver, Discharge and Forgiveness Agreement and Forbearance Extension (the “Waiver and Forbearance Agreement”) to permanently waive payment of the OMP Specified Default Interest, subject to certain conditions. Under the terms of the Waiver and Forbearance Agreement, the OMP Administrative Agent and the Majority Lenders agreed to forbear from demanding payment of the OMP Specified Default Interest until the earlier to occur of (i) an additional event of default under the OMP Credit Facility and (ii) the maturity date of the DIP Facility. The effectiveness of the waiver, discharge and forgiveness of the OMP Specified Default Interest is subject to certain conditions, namely, effectiveness of the Debtors’ Plan, as well as the maintenance of the material contracts between any of the Debtors and OMP or its subsidiaries.
At September 30, 2020, the Company had $487.5 million of borrowings outstanding under the OMP Credit Facility and a de minimis outstanding letter of credit, resulting in an unused borrowing base capacity of $87.5 million. For the three and nine months ended September 30, 2020, the weighted average interest rate incurred on borrowings under the OMP Credit Facility was 1.9% and 2.6%, respectively, excluding the rate impact of the OMP Specified Default Interest. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. The fair value of the OMP Credit Facility approximates its carrying value since borrowings under the OMP Credit Facility bear interest at variable rates, which are tied to current market rates.
Notes
Senior unsecured notes. At September 30, 2020, the Company had $1,580.9 million aggregate principal amount of senior unsecured notes outstanding with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). The fair value of the Senior Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $369.6 million at September 30, 2020. The commencement of the Chapter 11 Cases constituted an event of default that automatically accelerated the obligations under the indentures governing the Senior Notes.
Interest on the Senior Notes is payable semi-annually in arrears. The Company accrued interest on its Senior Notes prior to the Petition Date, with no interest accrued thereafter. The Company reclassed the total principal and accrued interest on the Senior Notes to liabilities subject to compromise on the Petition Date. The unamortized portion of deferred financing costs associated with the Senior Notes as of the Petition Date was written off and included in reorganization items, net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 (see Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code).
During the nine months ended September 30, 2020, the Company repurchased an aggregate principal amount of $133.9 million of its outstanding Senior Notes for an aggregate cost of $52.9 million. The repurchases consisted of $28.2 million principal amount of the 6.50% senior unsecured notes due November 1, 2021, $56.5 million principal amount of the 6.875% senior unsecured notes due March 15, 2022, $44.2 million principal amount of the 6.875% senior unsecured notes due January 15, 2023 and $4.9 million principal amount of the 6.25% senior unsecured notes due May 1, 2026. As a result of these repurchases, the Company recognized a pre-tax gain of $80.2 million, which was net of unamortized deferred financing costs write-offs of $0.8 million, and is reflected in gain on extinguishment of debt on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
Senior unsecured convertible notes. At September 30, 2020, the Company had $244.8 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The fair value of the Senior Convertible Notes, which are publicly traded and therefore categorized as Level 1 liabilities, was $47.7 million at September 30, 2020. The commencement of the Chapter 11 Cases constituted an event of default that automatically accelerated the obligations under the indenture governing the Senior Convertible Notes.
Interest on the Senior Convertible Notes is payable semi-annually in arrears. The Company accrued interest on its Senior

Convertible Notes prior to the Petition Date, with no interest accrued thereafter. The Company reclassed the total principal and accrued interest on the Senior Convertible Notes to liabilities subject to compromise on the Petition Date. The unamortized portion of deferred financing costs and debt discount associated with the Senior Convertible Notes as of the Petition Date was written off and included in reorganization items, net on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 (see Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code).
During the nine months ended September 30, 2020, the Company repurchased a principal amount of $23.0 million of its outstanding Senior Convertible Notes, for an aggregate cost of $15.2 million. As a result of these repurchases, the Company recognized a pre-tax gain of $3.7 million, which was net of write-offs of unamortized debt discount of $4.2 million, the equity component of the senior unsecured convertible notes of $0.3 million and unamortized deferred financing costs of $0.2 million, and is reflected in gain on extinguishment of debt on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
Guarantors. The Notes, which include the Senior Notes and the Senior Convertible Notes, are guaranteed by the parent company, Oasis Petroleum Inc. (the “Issuer”), on a senior unsecured basis, along with its material wholly-owned subsidiaries (the “Guarantors”). Certain of the Company’s consolidated subsidiaries, including the Non-Filing Entities, do not guarantee the Notes.
During the first quarter of 2020, the Company early adopted the SEC’s, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The required disclosures are provided below and in Note 18 — Condensed Combined Debtor-in-Possession Financial Information.
The guarantees are full and unconditional and joint and several among the Guarantors, subject to certain customary release provisions, as follows:
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
The guarantees of the Guarantors are limited as necessary to prevent them from constituting a fraudulent conveyance under applicable law. Each guarantee is effectively subordinated to any secured indebtedness of the Guarantors to the extent of the value of the assets securing such indebtedness. The Guarantors are credit parties under the Pre-Petition Credit Facility, and together with the Issuer, comprise the Debtors in the Chapter 11 Cases. The condensed combined financial statements of the Debtors are included in Note 18 — Condensed Combined Debtor-in-Possession Financial Information.
12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2020:

(In thousands)
Balance at December 31, 2019	$56,784
Liabilities incurred during period	535
Liabilities settled during period	(196)
Accretion expense during period	2,338
Balance at September 30, 2020	$59,461
Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2020, the Company reclassified the Debtors’ ARO of $57.6 million to liabilities subject to compromise on the Company’s Condensed Consolidated Balance Sheet (see Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code).

13. Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2020 were 9.8% on a pre-tax loss of $52.2 million and 5.5% on a pre-tax loss of $4.7 billion, respectively, as compared to effective tax rates of (134.3)% on a pre-tax income of $12.9 million and 25.0% on a pre-tax loss of $35.3 million for the three and nine months ended September 30, 2019, respectively.
The effective tax rate for the three months ended September 30, 2020 was lower than the statutory federal rate of 21% primarily due to the impact of certain permanent differences, including non-deductible reorganization fees, recorded in the third quarter of 2020, and the impacts of non-controlling interests, partially offset by state income taxes. The effective tax rate for the nine months ended September 30, 2020 was lower than the statutory rate of 21% as a result of maintaining a valuation allowance against substantially all of the Company’s net deferred tax assets. A valuation allowance was initially recorded against substantially all of the Company’s net deferred tax assets as of March 31, 2020 and was maintained as of September 30, 2020.
The effective tax rate for the three months ended September 30, 2019 was lower than the statutory federal rate of 21% primarily due to non-controlling interests, partially offset by state income taxes and the impact of other permanent differences, primarily non-deductible executive compensation. The effective tax rate for the nine months ended September 30, 2019 was higher than the statutory rate primarily due to the impacts of non-controlling interests and state income taxes. These increases were offset by other permanent differences, primarily non-deductible executive compensation and equity-based compensation shortfalls.
Valuation allowance. The Company reported a valuation allowance of $849.4 million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively. Based on the material write-down of the carrying value of the Company’s oil and gas properties recognized in the first quarter of 2020 and the Company’s expected operating results in subsequent quarters, the Company projects it will be in a net deferred tax asset position at December 31, 2020. The Company concluded it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and as such, recorded a valuation allowance on these assets. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth. As such, the Company will continue to assess the valuation allowance on an ongoing basis.
2020 restructuring. Certain of the restructuring transactions contemplated by the RSA may have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from such restructuring transactions may significantly reduce the Company’s tax attributes, including but not limited to net operating loss carryforwards. Further, the Company will likely experience an ownership change as determined under Internal Review Code (“IRC”) Section 382 upon confirmation of the Plan by the Bankruptcy Court, which may subject certain remaining tax attributes to an annual limitation under Section 382 of the IRC. However, the Company is currently analyzing alternatives within the IRC available to taxpayers in Chapter 11 bankruptcy proceedings that could minimize the impact of an ownership change on tax attributes. Additionally, the Company has incurred and will continue to incur significant one-time costs associated with the Plan, a material amount of which are non-deductible for tax purposes under the IRC.
14. Equity-Based Compensation
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
Under the 2020 Incentive Compensation Program, all 2020 equity-based awards, including restricted stock awards, performance share units (“PSUs”) and the OMP phantom unit awards (the “OMP Phantom Units”), previously granted under the Company’s Amended and Restated 2010 Long Term Incentive Plan, were forfeited and concurrently replaced with cash retention incentives, which were accounted for as modifications of such 2020 awards. In addition, all employees waived participation in the Company’s 2020 annual cash incentive plan and instead will be eligible to earn cash performance incentives based on the achievement of certain specified incentive metrics measured on a quarterly basis from July 1, 2020 to June 30, 2021. The 2020 Incentive Compensation Program resulted in $15.6 million, or approximately 50% of the target amount under such program, being paid in June 2020 with the remainder of the target amount under such program payable over the following 12 months.
For the Company’s officers and certain other senior employees, the prepaid cash incentives paid in June 2020 may be clawed back if (i) certain specified incentive metrics measured on a quarterly basis are not achieved from July 1, 2020 to December 31,

2020 and (ii) such individuals do not remain employed for a period of up to 12 months, unless such individuals are terminated without cause or resign for good reason. The after-tax value of the cash incentives paid to the Company’s officers and certain other senior employees of $8.8 million was capitalized to prepaid expenses and is being amortized over the relevant service periods. The Company immediately expensed the difference between the cash and after-tax value of the prepaid cash incentives of $4.1 million, which is not subject to the clawback provisions of the 2020 Incentive Compensation Program, and recognized additional compensation expenses of $0.4 million to adjust for the grant date fair value of certain original 2020 equity-based awards that exceeded the replacement cash retention incentives less amounts previously recognized for the original 2020 equity-based awards.
For all other employees, the June 2020 incentive payment of $2.7 million was not subject to any clawback provisions, and $2.1 million, which represents the excess of the cash retention payment over amounts previously recognized for the original 2020 equity-based awards the cash incentives replaced, was immediately expensed.
The expenses related to the 2020 Incentive Compensation Program are included in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
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
The following table summarizes information related to restricted stock held by the Company’s employees and directors for the periods presented:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2019	5,736,167	$8.77
Granted	3,516,579	3.06
Vested	(3,465,313)	6.82
Forfeited(1)	(3,191,398)	3.19
Non-vested shares outstanding September 30, 2020	2,596,035	$9.39
___________________
(1)On June 12, 2020, all restricted stock awards issued to employees and non-employee directors in 2020 were forfeited and concurrently replaced with cash incentives under the 2020 Incentive Compensation Program. Refer to “2020 Incentive Compensation Program” above for more information.
Equity-based compensation expense recorded for restricted stock awards was $3.1 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, and $5.8 million and $18.4 million for the three and nine months ended September 30, 2019, respectively.
As a result of the Chapter 11 Cases, the Company expects that each non-vested share remaining outstanding will become vested upon the Company’s emergence, and each holder shall receive the pro rata share of the New Warrants allocable to such share.
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

The following table summarizes information related to PSUs held by the Company’s officers for the periods presented:

	Units	Weighted Average Grant Date Fair Value per Unit
Non-vested PSUs at December 31, 2019	3,027,224	$9.12
Granted	2,429,747	2.56
Vested	(672,606)	8.61
Forfeited(1)	(2,396,524)	3.12
Non-vested PSUs at September 30, 2020	2,387,841	$8.17
___________________
(1)On June 12, 2020, all PSUs issued to the Company’s officers in 2020 were forfeited and concurrently replaced with cash incentives under the 2020 Incentive Compensation Program. Refer to “2020 Incentive Compensation Program” above for more information.
Equity-based compensation expense recorded for PSUs was $1.6 million and $5.7 million for the three and nine months ended September 30, 2020, respectively, and $2.5 million and $7.5 million for the three and nine months ended September 30, 2019, respectively.
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
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the nine months ended September 30, 2020:

Forecast period (years)	2 - 4
Risk-free interest rates	1.53% - 1.55%
Oasis stock price volatility	68.56%
Oasis initial value	$3.19
Oasis stock price on date of grant	$2.77
As a result of the Chapter 11 Cases, the Company expects that the PSUs will be eligible to vest upon the Company’s emergence based on the change in control vesting provisions applicable to the PSUs. The holder of any PSUs that are settled in vested shares upon the Company’s emergence shall receive the pro rata share of the New Warrants allocable to such shares.
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

The following table summarizes information related to OMP Phantom Units held by certain employees of Oasis for the periods presented:

	Phantom Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding December 31, 2019	362,002	$19.09
Granted	242,500	8.65
Vested	(109,199)	13.52
Forfeited(1)	(314,676)	8.64
Non-vested units outstanding September 30, 2020	180,627	$9.72
___________________
(1)On June 12, 2020, all OMP Phantom Units issued to certain employees of Oasis in 2020 were forfeited and concurrently replaced with cash incentives under the 2020 Incentive Compensation Program. Refer to “2020 Incentive Compensation Program” above for more information.
Equity-based compensation recorded for the OMP Phantom Units was an expense of $0.1 million for the three months ended September 30, 2020 and a net credit of $0.1 million for the nine months ended September 30, 2020, and an expense of $0.1 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.
OMP restricted unit awards. OMP has granted to independent directors of the general partner restricted unit awards under the Oasis Midstream Partners LP 2017 Long Term Incentive Plan, which vest over a one-year period from the date of grant. These awards are accounted for as equity-classified awards since the awards will settle in common units upon vesting. Equity-based compensation expense is accounted for under the fair value method in accordance with GAAP. Under the fair value method for equity-classified awards, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period.
The following table summarizes information related to restricted units held by certain directors of OMP for the periods presented:

	Restricted Units	Weighted Average Grant Date Fair Value per Unit
Non-vested units outstanding December 31, 2019	16,170	$18.57
Granted	16,170	16.69
Vested	(16,170)	18.57
Forfeited	—	—
Non-vested units outstanding September 30, 2020	16,170	$16.69
Equity-based compensation expense recorded for these awards was $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.
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

The following table summarizes the basic and diluted weighted average common shares outstanding and the weighted average common shares excluded from the calculation of diluted weighted average common shares outstanding due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Weighted average common shares outstanding:
Basic and diluted	318,287	315,135	317,365	314,863

Anti-dilutive weighted average common shares:
Unvested restricted stock awards and PSUs	4,292	9,825	7,420	10,106
For the three and nine months ended September 30, 2020 and for the nine months ended September 30, 2019, the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested stock awards. In addition, the diluted earnings per share calculation for the three months ended September 30, 2019 excludes the impact of unvested stock awards that were anti-dilutive under the treasury stock method.
The Company has the option to settle conversions of its Senior Convertible Notes (see Note 11 — Long-Term Debt) with cash, shares of common stock or a combination of cash and common stock at its election. The Company’s intent is to settle the principal amount of the Senior Convertible Notes in cash upon conversion. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the notes (conversion spread) is considered in the diluted earnings per share computation under the treasury stock method. The conversion value did not exceed the principal amount of the Senior Convertible Notes during the three and nine months ended September 30, 2020 and 2019, and accordingly, there was no impact to diluted loss per share.
16. Business Segment Information
The Company has two reportable segments: exploration and production and midstream. In conjunction with the Well Services Exit during the first quarter of 2020, the Company eliminated its well services segment and reported the remaining services performed by Oasis Well Services LLC within its exploration and production segment. Prior to the Well Services Exit, the Company had three reportable segments: exploration and production, midstream and well services. To conform to the current period reportable segments presentation, the prior periods have been restated to reflect the change in reportable segments.
The Company’s exploration and production segment is engaged in the acquisition and development of oil and gas properties. Revenues for the exploration and production segment are primarily derived from the sale of crude oil and natural gas production.
The Company’s midstream business segment performs midstream services including: (i) natural gas gathering, compression, processing, gas lift and NGL storage services; (ii) crude oil gathering, stabilization, blending, storage and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater supply and distribution services. Revenues for the midstream segment are derived from performing these midstream services to support the exploration and production operations of the Company as well as third-party producers. The revenues and expenses related to goods and services provided by the midstream segment for the Company’s ownership interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated interest owners and third-party customers are included in the Company’s Condensed Consolidated Statements of Operations.
The Company’s corporate activities have been allocated to the supported business segments accordingly. Management evaluates the performance of the Company’s business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization.
The following table summarizes financial information for the Company’s two business segments for the periods presented:

	Exploration and Production	Midstream	Eliminations	Consolidated

	(In thousands)
Three months ended September 30, 2020:
Revenues from non-affiliates	$215,636	$55,423	$—	$271,059
Inter-segment revenues	—	54,638	(54,638)	—
Total revenues	215,636	110,061	(54,638)	271,059

Operating income (loss)	(8,603)	48,132	(1,005)	38,524
Other expense, net	(87,953)	(2,812)	—	(90,765)
Income (loss) before income taxes including non-controlling interests	$(96,556)	$45,320	$(1,005)	$(52,241)
General and administrative expenses	$44,088	$9,089	$(3,926)	$49,251
Equity-based compensation expenses	4,502	400	(68)	4,834

Three months ended September 30, 2019:
Revenues from non-affiliates	$432,720	$50,023	$—	$482,743
Inter-segment revenues	—	73,388	(73,388)	—
Total revenues	432,720	123,411	(73,388)	482,743
Operating income (loss)	(52,529)	64,299	(3,329)	8,441
Other income (expense), net	9,010	(4,512)	—	4,498
Income (loss) before income taxes including non-controlling interests	$(43,519)	$59,787	$(3,329)	$12,939
General and administrative expenses	$29,409	$7,842	$(4,391)	$32,860
Equity-based compensation expenses	8,247	383	(184)	8,446

Nine months ended September 30, 2020:
Revenues from non-affiliates	$668,849	$156,360	$—	$825,209
Inter-segment revenues	—	160,377	(160,377)	—
Total revenues	668,849	316,737	(160,377)	825,209
Operating income (loss)	(4,866,759)	36,526	(4,995)	(4,835,228)
Other income (expense), net	140,580	(38,568)	—	102,012
Loss before income taxes including non-controlling interests	$(4,726,179)	$(2,042)	$(4,995)	$(4,733,216)
General and administrative expenses	$103,051	$26,995	$(12,178)	$117,868
Equity-based compensation expenses	15,909	1,031	(409)	16,531

Nine months ended September 30, 2019:
Revenues from non-affiliates	$1,438,235	$149,645	$—	$1,587,880
Inter-segment revenues	—	199,793	(199,793)	—
Total revenues	1,438,235	349,438	(199,793)	1,587,880
Operating income (loss)	(30,734)	169,321	(8,130)	130,457
Other expense, net	(153,325)	(12,460)	—	(165,785)
Income (loss) before income taxes including non-controlling interests	$(184,059)	$156,861	$(8,130)	$(35,328)
General and administrative expenses	$86,800	$24,683	$(13,238)	$98,245
Equity-based compensation expenses	25,683	1,363	(676)	26,370

At September 30, 2020:
Property, plant and equipment, net	$1,197,626	$962,209	$(43,981)	$2,115,854
Total assets	1,499,941	1,050,817	(43,981)	2,506,777
At December 31, 2019:
Property, plant and equipment, net	$5,939,389	$1,078,903	$(40,516)	$6,977,776
Total assets	6,418,610	1,121,159	(40,516)	7,499,253

17. Commitments and Contingencies
As of September 30, 2020, the Company’s material off-balance sheet arrangements and transactions include $76.9 million in outstanding letters of credit issued under its Pre-Petition Credit Facility and $10.3 million in net surety bond exposure issued as financial assurance on certain agreements.
There have been no material changes to the Company’s commitments and contingencies disclosed in Note 22 — Commitments and Contingencies in the Company’s 2019 Annual Report other than items discussed below.
Chapter 11 Cases. On September 30, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The Company expects to continue operations in the normal course pursuant to the applicable provisions of the Bankruptcy Code for the duration of the Chapter 11 Cases. All existing customer and vendor contracts are expected to remain in place and be serviced in the ordinary course of business. Commencement of the Chapter 11 Cases automatically stayed all of the proceedings and actions against the Company (other than regulatory enforcement matters), including those noted below. Please refer to Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code for more information on the Chapter 11 Cases.
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
Mirada litigation. On March 23, 2017, Mirada Energy, LLC, Mirada Wild Basin Holding Company, LLC and Mirada Energy Fund I, LLC (collectively, “Mirada”) filed a lawsuit against Oasis, OPNA and OMS, seeking monetary damages in excess of $100 million, declaratory relief, attorneys’ fees and costs (Mirada Energy, LLC, et al. v. Oasis Petroleum North America LLC, et al.; in the 334th Judicial District Court of Harris County, Texas; Case Number 2017-19911). Mirada asserts that it is a working interest owner in certain acreage owned and operated by the Company in Wild Basin. Specifically, Mirada asserts that the Company has breached certain agreements by: (1) failing to allow Mirada to participate in the Company’s midstream operations in Wild Basin; (2) refusing to provide Mirada with information that Mirada contends is required under certain agreements and failing to provide information in a timely fashion; (3) failing to consult with Mirada and failing to obtain Mirada’s consent prior to drilling more than one well at a time in Wild Basin; and (4) overstating the estimated costs of proposed well operations in Wild Basin. Mirada seeks a declaratory judgment that the Company be removed as operator in Wild Basin at Mirada’s election and that Mirada be allowed to elect a new operator; certain agreements apply to the Company and Mirada and Wild Basin with respect to this dispute; the Company be required to provide all information within its possession regarding proposed or ongoing operations in Wild Basin; and the Company not be permitted to drill, or propose to drill, more than one well at a time in Wild Basin without obtaining Mirada’s consent. Mirada also seeks a declaratory judgment with respect to the Company’s current midstream operations in Wild Basin. Specifically, Mirada seeks a declaratory judgment that Mirada has a right to participate in the Company’s Wild Basin midstream operations, consisting of produced and flowback water disposal, crude oil gathering and natural gas gathering and processing; that, upon Mirada’s election to participate, Mirada is obligated to pay its proportionate costs of the Company’s midstream operations in Wild Basin; and that Mirada would then be entitled to receive a share of revenues from the midstream operations and would not be charged any amount for its use of these facilities for production from the “Contract Area.”
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
On February 2, 2018 and February 16, 2018, Mirada filed a second and third amended petition, respectively. In these filings, Mirada alleged new legal theories for being entitled to enforce the underlying contracts, and added Bighorn DevCo, Bobcat DevCo and Beartooth DevCo as defendants, asserting that these entities were created in bad faith in an effort to avoid contractual obligations owed to Mirada.
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
On September 28, 2020, the Oasis Entities entered into a Settlement and Mutual Release Agreement (the “Mirada Settlement Agreement”) with Mirada. The Mirada Settlement Agreement provides for, among other things, payment by OPNA to certain Mirada related parties of $42.8 million (with $20.0 million due on the effective date of the Plan, and the balance due on or before 180 days after the effective date of the Plan) and mutual releases, including, without limitation, release of all claims asserted in the Mirada litigation against the Oasis Entities. The Company intends to seek approval of the Mirada Settlement Agreement by the Bankruptcy Court pursuant to the Plan, and has an accrual for the payment of $42.8 million recorded in accrued liabilities on its Condensed Consolidated Balance Sheet as of September 30, 2020.
Solomon litigation. On or about August 28, 2019, OP LLC, a wholly-owned subsidiary of the Company, was named as a defendant in the lawsuit styled Andrew Solomon, on behalf of himself and those similarly situated v. Oasis Petroleum, LLC, pending in the United States District Court for the District of North Dakota. The lawsuit alleged violations of the federal Fair Labor Standards Act (the “FLSA”) and Title 29 of the North Dakota Century Code (“Title 29”) as the result of OP LLC’s alleged practice of paying the plaintiff and similarly situated current and former employees overtime at rates less than required by applicable law, or failing to pay for certain overtime hours worked. The lawsuit requested that: (i) its federal claims be advanced as a collective action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC who were paid hourly for at least one week during the three year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or eight or more hours on at least one workday; and (ii) its state claims be advanced as a class action, with a class of all operators, technicians, and all other employees in substantially similar positions employed by OP LLC in North Dakota during the two year period prior to the commencement of the lawsuit, who worked 40 or more hours in at least one workweek and/or worked eight or more hours in a day on at least one workday.
On September 14, 2020, OP LLC entered into a Settlement Agreement and Release of All Claims with Mr. Solomon which provides for, among other things, payment by OP LLC of $15,000 and a release by Mr. Solomon of claims against OP LLC and its affiliates, which includes, but is not limited to, all claims asserted, or which could have been asserted, against OP LLC and its affiliates arising out of or relating in any way to the Solomon litigation. On September 25, 2020, the Solomon litigation was dismissed with prejudice.
18. Condensed Combined Debtor-in-Possession Financial Information
The following tables present the condensed combined financial statements of the Debtors. These condensed combined financial statements exclude the financial statements of the Non-Filing Entities. Transactions and balances of receivables and payables between the Debtors have been eliminated in consolidation. Intercompany transactions and balances among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

Debtors Condensed Combined Balance Sheet
(Unaudited)

September 30, 2020

(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$49,566
Accounts receivable, net	197,804
Accounts receivable from non-filing entities	33,915
Inventory	27,642
Prepaid expenses	12,249
Derivative instruments	200
Other current assets	101
Total current assets	321,477
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,392,414
Other property and equipment	132,243
Less: accumulated depreciation, depletion, amortization and impairment	(8,328,700)
Total property, plant and equipment, net	1,195,957
Assets held for sale, net	1,380
Investments in and advances to non-filing entities	317,398
Long-term inventory	14,210
Operating right-of-use assets	11,241
Other assets	20,437
Total assets	$1,882,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Revenues and production taxes payable	108,979
Accrued liabilities	29,024
Current maturities of long-term debt	360,640
Accrued interest payable	30,384
Total current liabilities	529,027
Deferred income taxes	4,898
Liabilities subject to compromise	2,133,658
Total liabilities	2,667,583
Stockholders’ deficit
Common stock	3,232
Treasury stock, at cost	(36,532)
Additional paid-in-capital	3,128,752
Accumulated deficit	(3,881,021)
Oasis share of stockholders’ deficit	(785,569)
Non-controlling interests	86
Total stockholders’ deficit	(785,483)
Total liabilities and stockholders’ deficit	$1,882,100

Debtors Condensed Combined Statement of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

	(In thousands)
Revenues
Oil and gas revenues	$179,191	$511,096
Purchased oil and gas sales	44,194	167,824
Midstream revenues	2,168	7,094
Other services revenues	309	6,686
Total revenues	225,862	692,700
Operating expenses
Lease operating expenses	40,943	144,087
Midstream expenses	59	(146)
Other services expenses	308	5,968
Marketing, transportation and gathering expenses	31,727	105,301
Purchased oil and gas expenses	47,608	165,991
Production taxes	13,039	39,129
Depreciation, depletion and amortization	31,215	255,659
Exploration expenses	725	3,058
Rig termination	1,017	1,279
Impairment	1,120	4,725,134
Litigation settlement	22,750	22,750
General and administrative expenses	44,185	103,214
Total operating expenses	234,696	5,571,424
Gain on sale of properties	1,473	11,652
Operating loss	(7,361)	(4,867,072)
Other income (expense)
Equity in earnings of non-filing entities	52,260	8,521
Net gain (loss) on derivative instruments	(5,071)	243,064
Interest expense, net of capitalized interest	(34,636)	(139,338)
Gain (loss) on extinguishment of debt	(20)	83,867
Reorganization items, net	(49,758)	(49,758)
Other income	1,480	2,523
Total other income (expense), net	(35,745)	148,879
Loss before income taxes	(43,106)	(4,718,193)
Income tax benefit	5,144	262,495
Net loss including non-controlling interests	(37,962)	(4,455,698)
Less: Net income attributable to non-controlling interests	86	248
Net loss attributable to Oasis	$(38,048)	$(4,455,946)

Debtors Condensed Combined Statement of Cash Flows
(Unaudited)

Nine Months Ended
September 30, 2020

(In thousands)
Cash flows from operating activities:
Net loss including non-controlling interests	$(4,455,698)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	255,659
Gain on extinguishment of debt	(83,867)
Gain on sale of properties	(11,652)
Impairment	4,725,134
Deferred income taxes	(262,459)
Derivative instruments	(243,064)
Equity-based compensation expenses	16,330
Non-cash reorganization items, net	49,758
Deferred financing costs amortization and other	4,291
Working capital and other changes:
Change in accounts receivable, net	160,474
Change in inventory	2,234
Change in prepaid expenses	(5,093)
Change in accounts payable, interest payable and accrued liabilities	(147,554)
Change in other assets and liabilities, net	(4,006)
Net cash provided by operating activities	487
Cash flows from investing activities:
Capital expenditures	(243,079)
Proceeds from sale of properties	15,188
Derivative settlements	224,223
Contributions to non-filing entities	(5,399)
Distributions from non-filing entities	91,787
Net cash provided by investing activities	82,720
Cash flows from financing activities:
Proceeds from pre-petition revolving credit facility	938,189
Principal payments on pre-petition revolving credit facility	(914,549)
Repurchase of senior unsecured notes	(68,060)
Deferred financing costs	(172)
Purchases of treasury stock	(2,651)
Distributions to non-controlling interests	(263)
Payments on finance lease liabilities	(1,986)
Net cash used in financing activities	(49,492)
Increase in cash and cash equivalents	33,715
Cash and cash equivalents:
Beginning of period	15,851
End of period	$49,566

19. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no additional subsequent events or transactions that required recognition or disclosure in the financial statements, other than as previously disclosed herein.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to increase crude oil production and the expected impact on our businesses, operations, earnings and results. Our actual results could be affected by the risks and uncertainties related to our ability to implement strategies to reduce costs, increase operational efficiencies and lower our capital spending in connection with the COVID-19 pandemic; and the ability and willingness of members of the Organization of Petroleum Exporting Countries (“OPEC”) along with non-OPEC oil-producing countries to agree to and maintain oil price and production controls. In addition, our actual results could be affected by the risks and uncertainties relating to our bankruptcy filing, including, but not limited to, the ability to confirm and consummate a plan of reorganization in accordance with the terms of the RSA (as defined below); risks attendant to the bankruptcy process, including our ability to obtain court approvals with respect to motions filed or other requests made to the Bankruptcy Court (as defined below) throughout the course of the Chapter 11 Cases (as defined below), the outcomes of court rulings and the Chapter 11 Cases in general and the length of time that we may be required to operate in bankruptcy; the outcome of all other pending litigation; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute our reorganization, on our liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations or business prospects; the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies that we may employ to address our liquidity and capital resources; the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases, which may interfere with the ability to confirm and consummate the prepackaged Plan (as defined below); the Plan may not become effective; our ability to satisfy the conditions and milestones set forth in the RSA; our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases; our ability to enter into commodity derivatives for future production on favorable terms; restrictions on us due to the terms of any debtor-in-possession credit facility that we will enter into in connection with the Chapter 11 Cases, including the DIP Facility (as defined below), and restrictions imposed by the applicable courts; our ability to achieve our forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce our indebtedness; the effects of the Chapter 11 Cases on the interests of various constituents; conditions to which any debtor-in-possession financing, including the DIP Facility, is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside our control. In particular, the factors discussed below and detailed under Part II, Item 1A. “Risk Factors” in our 2019 Annual Report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about:
•uncertainties relating to our Chapter 11 Cases, including but not limited to: our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on us and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; our ability to develop and implement the Plan and whether that Plan will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; the potential cancellation of our common stock in the Chapter 11 Cases; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

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
•the significant changes in our stock price, the liquidity of the market for our common stock and the risk of future declines or fluctuations, including limitations caused by the delisting of our common stock from the Nasdaq Stock Market LLC (“NASDAQ”) and the subsequent trading of our common stock in less established markets;
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
•cash flows and liquidity;
•our ability to comply with the covenants under our credit agreements and other indebtedness, including the DIP Facility, and the related impact on our ability to continue as a going concern;
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
Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC (“OP Permian”) conduct our E&P activities and own our oil and gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Delaware Basin, respectively. In addition to our E&P segment, we also operate a midstream business through Oasis Midstream Partners LP (“OMP”) and Oasis Midstream Services LLC (“OMS”). OMP is a fee-based master limited partnership that develops and operates a diversified portfolio of midstream assets.
Recent Developments
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
Due to the volatile market environment that drove a severe downturn in crude oil and natural gas prices in the first quarter of 2020, as well as the unprecedented impact of the COVID-19 pandemic, we undertook an evaluation of strategic alternatives to reduce our debt, increase financial flexibility and position us for long-term success. On September 29, 2020, Oasis Petroleum Inc. and its affiliates Oasis Petroleum LLC, OPNA, Oasis Well Services LLC (“OWS”), Oasis Petroleum Marketing LLC, OP Permian, OMS Holdings LLC, OMS and OMP GP LLC (“OMP GP”) (collectively, the “Debtors”) entered into the Restructuring Support Agreement (the “RSA”) with lenders (the “Consenting RBL Lenders”) holding 97% of the revolving loans under our Third Amended and Restated Credit Agreement (the “Pre-Petition Credit Facility”) and debtholders (the “Consenting Noteholders” and, together with the Consenting RBL Lenders, the “Consenting Stakeholders”) holding approximately 52% of our senior unsecured notes (the “Notes”). Subsequent to the Petition Date (as defined below), creditor support for the RSA increased to Consenting RBL Lenders comprising 100% of the lenders under our Pre-Petition Credit

Facility and Consenting Noteholders holding 58.8% of our Notes. The RSA contemplates a restructuring of the Debtors pursuant to the Joint Prepackaged Chapter 11 Plan of Reorganization of Oasis Petroleum Inc. and its Debtor Affiliates (the “Plan”). On September 30, 2020 (the “Petition Date”), the Debtors filed voluntary petitions (the “Chapter 11 Cases”) for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Through the Chapter 11 Cases, we intend to reduce our total indebtedness by $1.8 billion, representing 100% of our outstanding Notes, by issuing equity in a reorganized entity to the holders of the Notes. The Chapter 11 Cases are being jointly administered under the caption In re Oasis Petroleum Inc., et al, Case No. 20-34771. OMP and its subsidiaries are not included in the Chapter 11 Cases.
The deadline for holders of impaired claims and interests entitled to vote (the “Voting Classes”) with respect to the Plan was November 2, 2020, and all three Voting Classes voted to accept the Plan. We expect the Bankruptcy Court to confirm the Plan at the confirmation hearing scheduled for November 10, 2020 and that the Plan will become effective and consummated shortly thereafter.
The Debtors are currently operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On the Petition Date, the Bankruptcy Court entered orders approving certain customary first-day relief to enable us to operate in the ordinary course of business during the Chapter 11 Cases, including authorizing payment of employee wages and benefits, owner royalties and vendor obligations for goods and services provided on or after the Petition Date, as well as approving on an interim basis post-petition financing under a debtor-in-possession credit facility. On October 2, 2020, we entered into a senior secured superpriority debtor-in-possession revolving credit facility (the “DIP Facility”), providing an aggregate principal amount of $450 million consisting of (a) $150 million new money revolving credit facility ($100 million of which amount may also be used for the issuance of new letters of credit or deemed reissuance of pre-petition letters of credit) and (b) up to $300 million roll-up of pre-petition secured indebtedness under the Pre-Petition Credit Facility. The Plan contemplates that, upon emergence from the Chapter 11 Cases, the DIP Facility be replaced with a committed exit facility, and our Notes will receive the treatment set forth in the Plan and be cancelled. For more information on the Chapter 11 Cases and related matters, see “Item 1. — Financial Statements (Unaudited) — Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.”
Although the filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our Pre-Petition Credit Facility and our Notes (together, the “Debt Instruments”), any efforts to enforce payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
Going Concern
We currently expect that our operating cash flows, cash on hand and financing borrowing capacity under the DIP Facility should provide sufficient liquidity for us during the pendency of the Chapter 11 Cases. However, our operations and ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to comply with the covenants contained in the DIP Facility, the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan, obtain exit financing and emerge from the Plan. The significant risks and uncertainties related to our liquidity and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. Please see Part II, Item 1A. “Risk Factors” for more information regarding risks associated with our ability to continue as a going concern.
COVID-19 Pandemic and Market Conditions
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
The rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. We are also experiencing impacts from downstream markets, as certain pipelines no longer have the ability to transport production as refineries reduce activity or exercise force majeure clauses. Additionally, inventory surpluses have overwhelmed U.S. storage capacity, leading to a further strain on the supply chain. We elected to shut in production of certain wells, primarily during the second quarter of 2020, and the constraints on the supply chain could force us to shut in production in the future.
In March 2020, OPEC and non-OPEC, oil-producing countries, including Russia, failed to agree to production cuts which were intended to stabilize and support global crude oil commodity prices. With no agreement in place, certain large international crude oil producers, including Saudi Arabia and Russia, began to deeply discount sales of their crude oil and committed to ramping up production in an attempt to protect, or increase, their global market share. The impact of this increased production is coupled with significant demand declines caused by the global response to COVID-19. These extreme supply and demand dynamics contributed to significant crude oil price declines, which have and will continue to negatively impact U.S. producers, including us. Although in April 2020, OPEC and other non-OPEC oil-producing countries, including Russia, came to an agreement to cut limited amounts of production, we cannot predict whether or when crude oil production and economic activities will return to normalized levels.
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
Due to a combination of the foregoing COVID-19 pandemic-related pressures and geopolitical pressures on the global supply and demand balance for crude oil and related products, commodity prices significantly declined since December 31, 2019, experiencing significant volatility in the first half of 2020, and have remained at depressed levels. The commodity price environment is expected to continue to remain depressed based on over-supply, decreasing demand and a potential global economic recession, as further discussed below. If prices for crude oil, natural gas and NGLs continue to decline or for an extended period of time remain at depressed levels, such commodity price environment could materially and adversely affect our financial position, our results of operations, the quantities of crude oil and natural gas reserves that we can economically produce and our access to capital.
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows. Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead. As of September 30, 2020, 92% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems. During the third quarter of 2020, our crude oil price differentials averaged $2.44 per barrel discount to the NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”).
Expected future commodity prices and estimates of future production play a significant role in determining impairment of proved oil and gas properties. As a result of the significant decline in commodity prices in the first quarter of 2020, we recorded impairment charges of $3.8 billion and $637.3 million on our proved oil and gas properties in the Williston Basin and in the Delaware Basin, respectively, as of March 31, 2020. Expected future commodity prices have remained depressed due to over-

supply and decreased demand as a result of the continuing impact of the COVID-19 pandemic. The aforementioned impairment charges on our proved oil and gas properties during the first quarter of 2020 significantly reduced the carrying values of those assets, and as such, we expect that the lower carrying amounts of our proved oil and gas properties will continue to be recoverable unless there is a further substantial decline in expected future commodity prices or other significant changes in circumstances from March 31, 2020, which would adversely affect the expected future cash flows.
Highlights:
•Our production volumes averaged 65,578 barrels of oil equivalent per day (“Boepd”) (67% oil) in the third quarter of 2020.
•E&P and other capital expenditures, excluding capitalized interest, were $8.7 million in the third quarter of 2020.
•Lease operating expenses per barrel of oil equivalent (“Boe”) averaged $4.87 per Boe in the third quarter of 2020.
•Our crude oil differentials remained strong in the third quarter of 2020 averaging $2.44 off of NYMEX WTI.
•Net cash provided by operating activities was $95.0 million for the three months ended September 30, 2020. Adjusted EBITDA, a non-GAAP financial measure, was $186.7 million for the three months ended September 30, 2020.
See “Non-GAAP Financial Measures” below for definitions of non-GAAP financial measures and reconciliations to the most directly comparable financial measures under United States generally accepted accounting principles (“GAAP”).
Results of Operations
Revenues
Our crude oil and natural gas revenues are derived from the sale of crude oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil and gas sales are primarily derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the customer. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis. During the three and nine months ended September 30, 2020, our crude oil and natural gas revenues were negatively impacted by recent market conditions, which caused a significant decline in our realized prices for crude oil, natural gas and NGLs. In addition, due to the current commodity price environment, we reduced our planned E&P capital expenditures for 2020, curtailed flush production on newly completed wells and shut-in certain wells during the second quarter of 2020. However, we have started to resume production on some of the shut-in wells, and we expect our crude oil and natural gas production volumes to increase as compared to the second quarter of 2020.
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

The following table summarizes our revenues, production data and sales prices for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues (in thousands)
Crude oil revenues	$155,052	$318,564	$(163,512)	$448,904	$964,662	$(515,758)
Natural gas revenues	24,525	25,906	(1,381)	63,631	105,594	(41,963)
Purchased oil and gas sales	44,194	79,352	(35,158)	167,824	337,212	(169,388)
Midstream revenues	46,979	50,023	(3,044)	138,164	149,617	(11,453)
Other services revenues	309	8,898	(8,589)	6,686	30,795	(24,109)
Total revenues	$271,059	$482,743	$(211,684)	$825,209	$1,587,880	$(762,671)
Production data
Williston Basin
Crude oil (MBbls)	3,312	5,147	(1,835)	10,225	15,770	(5,545)
Natural gas (MMcf)	11,090	13,387	(2,297)	33,010	38,623	(5,613)
Oil equivalents (MBoe)	5,160	7,378	(2,218)	15,727	22,207	(6,480)
Average daily production (Boepd)	56,086	80,194	(24,108)	57,397	81,344	(23,947)
Delaware Basin
Crude oil (MBbls)	713	632	81	2,038	1,524	514
Natural gas (MMcf)	960	909	51	2,871	2,217	654
Oil equivalents (MBoe)	873	784	89	2,517	1,894	623
Average daily production (Boepd)	9,492	8,521	971	9,184	6,939	2,245
Total average daily production (Boepd)	65,578	88,715	(23,137)	66,581	88,283	(21,702)
Average sales prices
Crude oil, without derivative settlements (per Bbl)	$38.52	$55.12	$(16.60)	$36.61	$55.78	$(19.17)
Crude oil, with derivative settlements (per Bbl)(1)(2)	49.16	56.03	(6.87)	49.78	56.19	(6.41)
Natural gas, without derivative settlements (per Mcf)(3)	2.04	1.81	0.23	1.77	2.59	(0.82)
Natural gas, with derivative settlements (per Mcf)(1)(3)	2.04	1.95	0.09	1.77	2.67	(0.90)
____________________
(1)Realized prices include gains or losses on cash settlements for our commodity derivatives, which do not qualify for or were not designated as hedging instruments for accounting purposes.
(2)The average crude oil sales prices, with derivative settlements, for the three and nine months ended September 30, 2020 exclude $37.4 million and $62.6 million, respectively, of cash proceeds received for certain crude oil derivative contracts liquidated prior to the expiration of their contractual maturities.
(3)Natural gas prices include the value for natural gas and NGLs.
Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $164.9 million to $179.6 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily driven by a $95.9 million decrease due to the lower crude oil sales prices, coupled with a $72.1 million decrease driven by lower crude oil and natural gas production amounts sold quarter over quarter. These decreases were offset by a $3.2 million increase due to higher natural gas prices quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $16.60 per barrel quarter over quarter to an average of $38.52 per barrel for the three months ended September 30, 2020. Average natural gas sales prices, which include the value for natural gas and NGLs and does not include derivative settlements, increased by $0.23 per Mcf quarter over quarter to an average of $2.04 per Mcf for the three months ended September 30, 2020. Average daily production sold decreased by 23,137 Boepd to 65,578 Boepd quarter over quarter primarily driven by temporary well shut-ins as a result of the recent commodity price environment during the three months ended September 30, 2020.

Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $35.2 million to $44.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to less crude oil volumes purchased and then subsequently sold in the Williston Basin, coupled with lower crude oil sales prices quarter over quarter.
Midstream revenues. Midstream revenues decreased $3.0 million to $47.0 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily driven by a $2.8 million decrease in produced and flowback water sales, coupled with a $1.6 million decrease related to lower natural gas volumes gathered from our operated wells and compressed and processed and a $0.4 million decrease related to lower crude oil volumes gathered, stabilized and transported. These decreases were offset by a $1.7 million increase in sales related to natural gas volumes gathered, compressed and processed pursuant to third-party purchase agreements.
Other services revenues. Other services revenues decreased by $8.6 million to $0.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a $8.2 million decrease in well completion revenues due to transitioning our well fracturing services from OWS to a third-party provider during the first quarter of 2020 (the “Well Services Exit”).
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Crude oil and natural gas revenues. Our crude oil and natural gas revenues decreased $557.8 million, or 52%, to $512.5 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily driven by a $364.7 million decrease due to lower crude oil and natural gas sales prices, coupled with a $193.0 million decrease due to the lower crude oil and natural gas production amounts sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $19.17 per barrel to an average of $36.61 per barrel, and average natural gas sales prices, which include the value for natural gas and natural gas liquids and does not include derivative settlements, decreased by $0.82 per Mcf to an average of $1.77 per Mcf for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Average daily production sold decreased by 21,702 Boepd to 66,581 Boepd period over period. The decrease in average daily production sold was driven by temporary well shut-ins during the second and third quarter of 2020 as a result of the recent commodity price environment.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs or for blending at our crude oil terminal, decreased $169.4 million to $167.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to lower crude oil volumes purchased and then subsequently sold in the Williston Basin, coupled with lower crude oil sales prices.
Midstream revenues. Midstream revenues were $138.2 million for the nine months ended September 30, 2020, which was a $11.5 million decrease period over period. This decrease was driven by a $11.6 million decrease related to lower natural gas volumes gathered from our operated wells and compressed and processed, coupled with a $3.7 million decrease in produced and flowback water sales and a $2.7 million decrease related to lower crude oil volumes gathered, stabilized and transported. These decreases were offset by a $6.6 million increase in sales related to natural gas volumes gathered, compressed and processed pursuant to third-party purchase agreements.
Other services revenues. Other services revenues decreased by $24.1 million to $6.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by a $23.1 million decrease in well completion revenues due to our exit from the well services business in the first quarter of 2020.

Expenses and other income (expenses)
The following table summarizes our operating expenses and other income (expenses) for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$29,353	$50,313	$(20,960)	$108,730	$164,985	$(56,255)
Midstream expenses	11,110	12,967	(1,857)	32,355	47,064	(14,709)
Other services expenses	308	6,151	(5,843)	5,968	21,595	(15,627)
Marketing, transportation and gathering expenses	20,328	32,659	(12,331)	73,557	96,097	(22,540)
Purchased oil and gas expenses	47,549	78,655	(31,106)	165,932	338,221	(172,289)
Production taxes	13,039	28,461	(15,422)	39,129	86,221	(47,092)
Depreciation, depletion and amortization	36,000	210,832	(174,832)	272,885	578,023	(305,138)
Exploration expenses	725	652	73	3,061	2,369	692
Rig termination	1,017	—	1,017	1,279	—	1,279
Impairment	2,578	—	2,578	4,828,575	653	4,827,922
General and administrative expenses	49,251	32,860	16,391	117,868	98,245	19,623
Litigation settlement	22,750	20,000	2,750	22,750	20,000	2,750
Total operating expenses	234,008	473,550	(239,542)	5,672,089	1,453,473	4,218,616
Gain (loss) on sale of properties	1,473	(752)	2,225	11,652	(3,950)	15,602
Operating income (loss)	38,524	8,441	30,083	(4,835,228)	130,457	(4,965,685)
Other income (expense)
Net gain (loss) on derivative instruments	(5,071)	47,922	(52,993)	243,064	(34,940)	278,004
Interest expense, net of capitalized interest	(37,389)	(43,897)	6,508	(177,534)	(131,551)	(45,983)
Gain (loss) on extinguishment of debt	(20)	—	(20)	83,867	—	83,867
Reorganization items, net	(49,758)	—	(49,758)	(49,758)	—	(49,758)
Other income	1,473	473	1,000	2,373	706	1,667
Total other income (expense), net	(90,765)	4,498	(95,263)	102,012	(165,785)	267,797
Income (loss) before income taxes	(52,241)	12,939	(65,180)	(4,733,216)	(35,328)	(4,697,888)
Income tax benefit	5,144	17,372	(12,228)	262,495	8,835	253,660
Net income (loss) including non-controlling interests	(47,097)	30,311	(77,408)	(4,470,721)	(26,493)	(4,444,228)
Less: Net income (loss) attributable to non-controlling interests	8,602	10,023	(1,421)	(11,218)	25,344	(36,562)
Net income (loss) attributable to Oasis	$(55,699)	$20,288	$(75,987)	$(4,459,503)	$(51,837)	$(4,407,666)
Costs and expenses (per Boe of production)
Lease operating expenses	$4.87	$6.16	$(1.29)	$5.96	$6.85	$(0.89)
Marketing, transportation and gathering expenses	3.37	4.00	(0.63)	4.03	3.99	0.04
Production taxes	2.16	3.49	(1.33)	2.14	3.58	(1.44)

Three months ended September 30, 2020 as compared to three months ended September 30, 2019
Lease operating expenses. Lease operating expenses decreased $21.0 million to $29.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily due to lower workover costs, coupled with accrual adjustments and lower fixed costs quarter over quarter. Lease operating expenses per Boe decreased quarter over quarter from $6.16 per Boe to $4.87 per Boe.
Midstream expenses. Midstream expenses represent operating expenses related to midstream services provided to third parties as well as non-affiliated interest owners’ share of operating expenses incurred by our midstream business segment. The $1.9 million decrease quarter over quarter was primarily related to a $2.3 million decrease in natural gas gathering, compression and processing expenses, coupled with a $1.4 million decrease related to lower produced and flowback water operating expenses. These decreases were offset by a $1.9 million increase in natural gas purchases from third parties.
Other services expenses. Other services expenses represent non-affiliated working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $5.8 million decrease quarter over quarter was primarily attributable to a $6.0 million decrease in well completion expenses due to decreased activity as a result of our exit from the well services business in the first quarter of 2020.
Marketing, transportation and gathering expenses. Marketing, transportation and gathering (“MT&G”) expenses decreased $12.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, which was primarily attributable to lower crude oil gathering and transportation expenses due to a decrease in production volumes quarter over quarter, coupled with lower oil gathering and transportation expenses related to DAPL, and lower natural gas gathering and processing expenses. MT&G on a per Boe basis decreased $0.63 to $3.37 for the three months ended September 30, 2020 due to the lower aforementioned costs, offset by lower production volumes. Cash MT&G expenses, which excludes non-cash valuation adjustments, on a per Boe basis decreased to $3.38 for the three months ended September 30, 2020 as compared to $4.01 for the three months ended September 30, 2019. For a definition of Cash MT&G and a reconciliation of MT&G expenses to Cash MT&G, see “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $31.1 million to $47.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to less crude oil volumes purchased in the Williston Basin, coupled with lower crude oil prices quarter over quarter.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 7.3% and 8.3% for the three months ended September 30, 2020 and 2019, respectively. The production tax rate decreased quarter over quarter primarily due to a decrease in crude oil revenues in the Williston Basin and Delaware Basin, coupled with a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses decreased $174.8 million to $36.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was a result of a decrease in the DD&A rate to $5.97 per Boe for the three months ended September 30, 2020 as compared to $25.83 per Boe for the three months ended September 30, 2019, coupled with decreased production quarter over quarter. The decrease in the DD&A rate was primarily due to lower well costs in the Williston Basin and Delaware Basin as a result of the impairment charge on our proved oil and gas properties in the first quarter of 2020 due to the significant decline in commodity prices.
Rig termination. As a result of our lowered capital expenditure program, we elected to early terminate certain drilling rig contracts in the Delaware Basin and recorded a rig termination expense of $1.0 million for the three months ended September 30, 2020. No rig termination charges were recorded for the three months ended September 30, 2019.
Impairment. Impairment expense increased $2.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to the following:
•Right-of-use asset. During the three months ended September 30, 2020, we recorded an impairment loss of $1.1 million primarily related to the impairment of a right-of-use asset associated with mechanical refrigeration units leased at our natural gas processing complex in Wild Basin. No impairment charges were recorded on our right-of-use assets for the three months ended September 30, 2019.
•Unproved oil and gas properties. We recorded impairment losses on our unproved oil and gas properties of $0.9 million for the three months ended September 30, 2020 as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties. There were no impairment charges related to these assets recorded during the three months ended September 30, 2019.

•Inventory. We recorded an impairment loss of $0.6 million to adjust the carrying values of our equipment and materials inventory to their estimated net realizable values during the three months ended September 30, 2020. There were no similar impairment charges related to these assets recorded during the three months ended September 30, 2019.
General and administrative expenses. General and administrative (“G&A”) expenses increased $16.4 million to $49.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to pre-petition restructuring expenses of $26.3 million incurred prior to the Petition Date of the Chapter 11 Cases, offset by lower employee compensation expenses due to a decrease in employee headcount. Our total company full-time employee headcount decreased 29% to 447 at September 30, 2020 from 628 at September 30, 2019.
Litigation settlement. During the three months ended September 30, 2019, we recorded a $20.0 million loss accrual, which we believed was the estimable amount of loss that could potentially be incurred from our legal proceedings. On September 28, 2020, we entered into a Settlement and Mutual Release Agreement (the “Mirada Settlement Agreement”) with Mirada Energy, LLC. The Mirada Settlement Agreement provides for, among other things, payment to certain Mirada related parties of $42.8 million and the release of all claims asserted in the case captioned Mirada Energy, et al. v. Oasis Petroleum Inc., et al., No. 2017-19911 (Tex. Dist. Ct.). We intend to seek approval of the Mirada Settlement Agreement by the Bankruptcy Court pursuant to the Plan and, therefore, accrued for the incremental $22.8 million loss accrual as of September 30, 2020 (see “Item 1. — Financial Statements (Unaudited) — Note 17 — Commitments and Contingencies”).
Gain (loss) on sale of properties. We recognized a $1.5 million net gain and a $0.8 million net loss for the three months ended September 30, 2020 and 2019, respectively, primarily related to the sale of partial interests in certain oil and gas properties.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip commodity price changes, we incurred a $5.1 million net loss on derivative instruments, including net cash settlement receipts of $80.2 million, for the three months ended September 30, 2020, and a $47.9 million net gain on derivative instruments, including net cash settlement receipts of $7.1 million, for the three months ended September 30, 2019.
Interest expense, net of capitalized interest. Interest expense decreased $6.5 million to $37.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a $3.7 million decrease in interest expense related to our borrowings under the Revolving Credit Facilities, coupled with a $3.4 million decrease in interest expense related to our Notes. These decreases are partially offset by a decrease in capitalized interest of $1.4 million due to lower costs for work in progress assets. For the three months ended September 30, 2020, the weighted average debts outstanding under the Pre-Petition Credit Facility and the OMP Credit Facility were $436.5 million and $487.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings, excluding additional interest charges, were 3.4% and 1.9%, respectively. For the three months ended September 30, 2019, the weighted average debts outstanding under the Pre-Petition Credit Facility and the OMP Credit Facility were $514.9 million and $418.5 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.0% and 4.1%, respectively. Interest capitalized during the three months ended September 30, 2020 and 2019 was $1.6 million and $3.0 million, respectively, which will be amortized over the life of the related assets.
Reorganization items, net. During the three months ended September 30, 2020, we recorded $49.8 million of reorganization items related to the Chapter 11 Cases, consisting of the write-offs of unamortized deferred financing costs and unamortized debt discount. See “Item 1. — Financial Statements (Unaudited) — Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” for more information on amounts recorded to reorganization items, net.
Income tax benefit. Our income tax benefit was recorded at 9.8% of pre-tax loss for the three months ended September 30, 2020 and at (134.3)% of pre-tax income for the three months ended September 30, 2019. Our effective tax rate for the three months ended September 30, 2020 was higher than the effective tax rate for the three months ended September 30, 2019 primarily due to the impact of non-controlling interests, offset by the impact of other permanent differences, primarily non-deductible executive compensation and the non-deductible reorganization fees recorded in the third quarter of 2020.
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Lease operating expenses. Lease operating expenses decreased $56.3 million to $108.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily due to lower workover costs, coupled with lower fixed costs and lower costs related to produced and flowback water disposal volumes being transported and injected period over period. Lease operating expenses per Boe decreased from $6.85 per Boe for the nine months ended September 30, 2019 to $5.96 per Boe for the nine months ended September 30, 2020.

Midstream expenses. Midstream expenses represent operating expenses related to midstream services provided to third parties as well as non-affiliated interest owners’ share of operating expenses incurred by our midstream business segment. The $14.7 million decrease for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily related to a $7.1 million decrease in natural gas purchases from third parties, coupled with a $6.0 million decrease in natural gas gathering, compression and processing expenses and a $1.2 million decrease in crude oil volumes gathered, stabilized and transported period over period.
Other services expenses. Other services expenses represent third party working interest owners’ share of completion service costs, cost of goods sold and operating expenses incurred by OWS. The $15.6 million decrease for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to a $16.9 million decrease in well completion expenses due to decreased activity as a result of our exit from the well services business in the first quarter of 2020, offset by a $1.2 million increase to adjust the carrying values of certain equipment and materials inventory to their net realizable values.
Marketing, transportation and gathering expenses. MT&G expenses decreased $22.5 million period over period, which was primarily attributable to lower oil gathering and transportation expenses due to a decrease in production volumes quarter over quarter, coupled with lower oil gathering and transportation expenses related to DAPL and a decrease in our pipeline imbalances. MT&G on a per Boe basis increased $0.04 to $4.03 for the nine months ended September 30, 2019 due to lower production volumes, offset by the lower aforementioned expenses. Cash MT&G expenses, which excludes non-cash valuation adjustments, on a per Boe basis increased to $3.96 for the nine months ended September 30, 2020 as compared to $3.89 for the nine months ended September 30, 2019. For a definition of Cash MT&G and a reconciliation of MT&G expenses to Cash MT&G, see “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs or for blending at our crude oil terminal, decreased $172.3 million to $165.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to lower crude oil volumes purchased in the Williston Basin, coupled with lower crude oil prices.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 7.6% and 8.1% for the nine months ended September 30, 2020 and 2019, respectively. The production tax rate decreased period over period primarily due to a decrease in crude oil revenues in the Williston Basin and Delaware Basin, coupled with a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization. DD&A expenses decreased $305.1 million to $272.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was a result of a decrease in the DD&A rate to $14.96 per Boe for the nine months ended September 30, 2020 as compared to $23.98 per Boe for the nine months ended September 30, 2019, coupled with decreased production from our wells during the nine months ended September 30, 2020. The decrease in the DD&A rate was primarily due to lower well costs in the Williston Basin and Delaware Basin as a result of the impairment charge on our proved oil and gas properties in the first quarter of 2020 due to the significant decline in commodity prices.
Rig termination. As a result of our lowered capital expenditure program, we elected to early terminate certain drilling rig contracts in the Delaware Basin and recorded a rig termination expense of $1.3 million for the nine months ended September 30, 2020. No rig termination charges were recorded for the nine months ended September 30, 2019.
Impairment. Impairment expense increased to $4.8 billion for the nine months ended September 30, 2020 as compared to $0.7 million for the nine months ended September 30, 2019, primarily due to the following:
•Proved oil and gas properties. We recorded an impairment charge of $4.4 billion on our proved oil and gas properties, including $3.8 billion in the Williston Basin and $637.3 million in the Delaware Basin, for the nine months ended September 30, 2020 due to the significant decline in commodity prices. No impairment charges on proved oil and gas properties were recorded for the nine months ended September 30, 2019.
•Unproved oil and gas properties. We recorded impairment losses on our unproved oil and gas properties of $293.0 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively, as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties.
•Other property and equipment. During the nine months ended September 30, 2020, we recorded impairment charges of $108.3 million to reduce the carrying values of our midstream assets to their estimated fair values as a result of lower forecasted throughput volumes for our midstream assets driven by the significant decline in expected future commodity prices during the first quarter of 2020. In addition, we recorded an impairment charge of $1.1 million on certain midstream equipment during the nine months ended September 30, 2020. No impairment charges were recorded on our midstream assets for the nine months ended September 30, 2019.

•Assets held for sale. During the nine months ended September 30, 2020, we recorded an impairment loss of $14.5 million to write-off the net book value of certain well services equipment held for sale as of December 31, 2019 for which a sale is no longer probable to be completed within one year. In addition, we recorded an impairment loss of $1.4 million to adjust the carrying value of the remaining equipment held for sale related to the Well Services Exit to the estimated fair value less costs to sell. We did not have assets classified as held for sale during the nine months ended September 30, 2019.
•Inventory. During the nine months ended September 30, 2020, we recorded impairment losses of $7.2 million, $1.3 million and $1.6 million to adjust the carrying values of our crude oil inventory, long-term linefill inventory and equipment and materials inventory, respectively, to their net realizable values. No impairment charges on inventory were recorded for the nine months ended September 30, 2019.
•Right-of-use asset. During the nine months ended September 30, 2020, we recorded an impairment loss of $1.1 million primarily related to the impairment of a right-of-use asset associated with mechanical refrigeration units leased at our natural gas processing complex in Wild Basin. No impairment charges were recorded on our right-of-use assets for the nine months ended September 30, 2019.
General and administrative expenses. G&A expenses increased $19.6 million to $117.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to pre-petition restructuring expenses of $34.7 million incurred prior to the Petition Date of the Chapter 11 Cases, partially offset by lower employee compensation expenses due to a 29% decrease in employee headcount period over period.
Litigation settlement. During the nine months ended September 30, 2019, we recorded a $20.0 loss accrual, which we believed was the estimable amount of loss that could potentially be incurred from our legal proceedings. On September 28, 2020, we entered into the Mirada Settlement Agreement with Mirada Energy, LLC. The Mirada Settlement Agreement provides for, among other things, payment to certain Mirada related parties of $42.8 million and the release of all claims asserted in the case captioned Mirada Energy, et al. v. Oasis Petroleum Inc., et al., No. 2017-19911 (Tex. Dist. Ct.). We intend to seek approval of the Mirada Settlement Agreement by the Bankruptcy Court pursuant to the Plan and, therefore, accrued for the incremental $22.8 million loss accrual as of September 30, 2020 (see “Item 1. — Financial Statements (Unaudited) —Note 17 — Commitments and Contingencies”).
Gain (loss) on sale of properties. For the nine months ended September 30, 2020, we recognized a $11.7 million net gain primarily due the sale of certain oil and gas properties located in the Williston Basin (see Item 1. “Financial Statements (Unaudited) — Note 10 — Divestitures and Assets Held for Sale”). For the nine months ended September 30, 2019, we recognized a $4.0 million net loss primarily due to a $3.2 million net loss related to the sale of non-strategic oil and gas properties and certain other property and equipment primarily located in the Foreman Butte area of the Williston Basin, coupled with a $0.7 million net loss on the sale of partial interests in certain oil and gas properties.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip commodity price changes, we incurred a $243.1 million net gain on derivative instruments, including net cash settlement receipts of $224.2 million, for the nine months ended September 30, 2020, and a $34.9 million net loss on derivative instruments, including net cash settlement receipts of $10.8 million, for the nine months ended September 30, 2019. Cash settlements represent the cumulative gains and losses on our derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled.
Interest expense, net of capitalized interest. Interest expense increased $46.0 million to $177.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to additional interest charges of $30.3 million related to the Pre-Petition Credit Facility and $28.0 million related to the OMP Credit Facility (see “Item 1. Financial Statements (Unaudited) — Note 11 — Long-Term Debt”). These increases were partially offset by an $8.3 million decrease in interest expense related to our borrowings under our Revolving Credit Facilities, coupled with a $5.8 million decrease in interest expense related our Notes. For the nine months ended September 30, 2020, the weighted average debts outstanding under the Pre-Petition Credit Facility and the OMP Credit Facility were $450.5 million and $482.7 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 3.3% and 2.6%, respectively. For the nine months ended September 30, 2019, the weighted average debts outstanding under the Pre-Petition Credit Facility and the OMP Credit Facility were $531.5 million and $376.7 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 4.2%, respectively. Interest capitalized during the nine months ended September 30, 2020 and 2019 was $5.6 million and $9.5 million, respectively, which will be amortized over the life of the related assets.

Gain on extinguishment of debt. During the nine months ended September 30, 2020, we repurchased an aggregate principal amount of $156.8 million of our outstanding Notes for an aggregate cost of $68.0 million. As a result, we recognized a pre-tax gain related to the repurchase of $83.9 million for the nine months ended September 30, 2020, which included write-offs of unamortized debt discount of $4.2 million, unamortized deferred financing costs of $1.0 million and the equity component of the senior unsecured convertible notes of $0.3 million. During the nine months ended September 30, 2019, we did not repurchase any portion of our outstanding Notes.
Reorganization items, net. During the nine months ended September 30, 2020, we recorded $49.8 million of reorganization items related to the Chapter 11 Cases, consisting of the write-offs of unamortized deferred financing costs and unamortized debt discount. See “Item 1. — Financial Statements (Unaudited) — Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” for more information on amounts recorded to reorganization items, net.
Income tax benefit. Our income tax benefit was recorded at 5.5% and 25.0% of pre-tax loss for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate for the nine months ended September 30, 2020 was lower than the effective tax rate for the nine months ended September 30, 2019 primarily due to the impacts of a significant increase in the valuation allowance, initially recorded in the first quarter of 2020, and the impacts of non-controlling interests.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been from derivative settlements, cash flows from operations, net borrowings under the OMP Credit Facility, net borrowings under our Pre-Petition Credit Facility and proceeds from sale of properties. Our primary uses of cash have been for the development of oil and gas properties and midstream infrastructure, debt repurchases and distributions to non-controlling interests. We continue to be committed to our capital discipline strategy of investing within our cash flows from operations and cash settlements of derivative contracts; however, current market conditions may have a material adverse impact on our liquidity, including our cash flows from operations and our ability to access capital. We filed the Chapter 11 Cases in order to enhance liquidity and decrease leverage.
The commencement of the Chapter 11 Cases constituted an event of default under the Pre-Petition Credit Facility and the indentures governing our Notes. On October 2, 2020, we entered into the DIP Facility, providing an aggregate principal amount of $450 million consisting of (a) $150 million new money revolving credit facility ($100 million of which amount may also be used for the issuance of new letters of credit or deemed reissuance of pre-petition letters of credit) and (b) up to $300 million roll-up of pre-petition secured indebtedness under the Pre-Petition Credit Facility. The Plan contemplates that, upon emergence from the Chapter 11 Cases, the DIP Facility be replaced with a committed exit facility, and our Notes will receive the treatment set forth in the Plan and be cancelled. For more information on the Chapter 11 Cases and related matters, see “Item 1. — Financial Statements (Unaudited) — Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code.”
We currently expect that our operating cash flows, cash on hand and financing borrowing capacity under the DIP Facility should provide sufficient liquidity for us during the pendency of the Chapter 11 Cases. However, our operations and ability to develop and execute our business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. Our ability to continue as a going concern is contingent upon, among other things, our ability to comply with the covenants contained in the DIP Facility, the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan, obtain exit financing and emerge from the Plan. The significant risks and uncertainties related to our liquidity and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern.
As a result of liquidity concerns, uncertainties related to the Chapter 11 Cases, and our reduction in planned 2020 total capital expenditures, we have removed proved undeveloped (“PUD”) reserves which we may no longer be able to develop within five years.
Our cash flows for the nine months ended September 30, 2020 and 2019 are presented below:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$154,905	$639,894
Net cash used in investing activities	(52,365)	(670,816)
Net cash provided by (used in) financing activities	(38,294)	28,157
Increase (decrease) in cash and cash equivalents	$64,246	$(2,765)

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
Cash flows provided by operating activities
Net cash provided by operating activities was $154.9 million and $639.9 million for the nine months ended September 30, 2020 and 2019, respectively. The change in cash flows from operating activities for the period ended September 30, 2020 as compared to 2019 was primarily the result of decreases in commodity prices and production volumes, offset by lower lease operating expenses. Realized prices for crude oil and natural gas decreased by 34% and 32%, respectively, and crude oil and natural gas production decreased by 29% and 12%, respectively, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund our exploratory and development initiatives and the impact of our outstanding derivative instruments. We had a working capital deficit of $235.9 million at September 30, 2020 due to the impact of a decrease in current assets primarily related to accounts receivable and derivative instruments due to terminating outstanding hedges, offset by a decrease in current liabilities primarily related to reclassifying certain liabilities to liabilities subject to compromise as a result of the Chapter 11 Cases and a decrease in revenues and production taxes payable, partially offset by the reclassification of outstanding borrowings under our Pre-Petition Credit Facility to current maturities of long-term debt. As of September 30, 2020, we had $171.8 million of liquidity available, including $84.3 million in cash and cash equivalents and $87.5 million of aggregate unused borrowing capacity available under the OMP Credit Facility. At December 31, 2019, we had a working capital deficit of $165.5 million.
Cash flows used in investing activities
Net cash used in investing activities was $52.4 million and $670.8 million during the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities during the nine months ended September 30, 2020 was primarily attributable to $291.8 million in capital expenditures primarily for drilling and development costs, partially offset by $224.2 million for derivative settlements received as a result of lower commodity prices and $15.2 million for proceeds from sale of properties. Net cash used in investing activities during the nine months ended September 30, 2019 was primarily attributable to $714.3 million in capital expenditures primarily for drilling and development costs.
Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended September 30, 2020
	March 31, 2020	June 30, 2020	September 30, 2020

	(In thousands)
Capital expenditures:
E&P	$151,094	$36,611	$8,528	$196,233
Other capital expenditures(1)	2,535	2,044	1,695	6,274
Total E&P and other capital expenditures	153,629	38,655	10,223	202,507
Midstream(2)	25,236	2,751	(5,087)	22,900
Total capital expenditures(3)	$178,865	$41,406	$5,136	$225,407
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $2.3 million, $1.8 million and $1.6 million for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively.
(2)Midstream capital expenditures attributable to OMP were $17.2 million, $2.3 million and $(3.6) million for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively. Negative midstream capital expenditures for the three months ended September 30, 2020 reflect differences between the estimated capital expenditures accrued in a reporting period and actual capital expenditures recognized in a subsequent reporting period.

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
2020 revised capital expenditure plan. Given the low commodity price environment during the first half of 2020, our E&P segment moved from a 4-rig development program to suspending our drilling and completions operations in the Williston and Delaware Basins in April 2020 with the flexibility to resume the appropriate level of activity in the fall. In response to market conditions, our total 2020 capital expenditure plan was reduced by approximately 58% from the initial total 2020 capital expenditure plan announced in February 2020. Our total 2020 capital expenditure plan is now approximately $284 million to $303 million, which includes approximately $248 million to $263 million for E&P and other capital expenditures. Other capital expenditures includes OWS and administrative capital and excludes capitalized interest of approximately $12 million. Our planned 2020 midstream capital expenditures are now approximately $36 million to $40 million, which includes approximately $9 million to $10 million for midstream capital expenditures attributable to Oasis.
Due to the changes in our drilling plans, we expect that our 2020 PUD conversion rate will be lower than originally anticipated. In addition, a prolonged low commodity price environment may impact our future drilling plans. We have removed PUD reserves, which we may no longer be able to develop within five years primarily due to liquidity concerns and uncertainties related to the Chapter 11 Cases.
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
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $38.3 million for the nine months ended September 30, 2020 and net cash provided by financing activities was $28.2 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, cash used in financing activities was primarily due to principal payments on our Pre-Petition Credit Facility, repurchases of a portion of our Notes and distributions to non-controlling interests, offset by borrowings under our Pre-Petition Credit Facility and the OMP Credit Facility. For the nine months ended September 30, 2019, net cash provided by financing activities was primarily due to proceeds from the borrowings under our Pre-Petition Credit Facility and the OMP Credit Facility, partially offset by principal payments on our Pre-Petition Credit Facility, distributions to non-controlling interests and purchases of treasury stock for shares that employees surrendered back to us to pay tax withholdings upon the vesting of restricted stock awards.
DIP Facility. On September 29, 2020, prior to the commencement of the Chapter 11 Cases, the Consenting RBL Lenders agreed to provide the Debtors with a senior secured superpriority debtor-in-possession revolving credit facility pursuant to a commitment letter entered into by and among the Debtors and certain of the Consenting RBL Lenders and/or their affiliates. The Bankruptcy Court approved the Interim DIP Order (as defined in the Plan) on September 30, 2020, and on October 2, 2020, the Debtors entered into the DIP Facility, by and among Oasis Petroleum Inc., as parent, OPNA, as borrower (the “Borrower”), each of the other Debtors, as guarantors party thereto, each of the lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent and as issuing bank, pursuant to which, having been granted the approval of the Bankruptcy Court, the lenders agreed to provide the Borrower with a debtor-in-possession revolving credit facility in an aggregate principal amount of $450 million consisting of (i) new money revolving credit in an aggregate principal amount equal to $150 million ($100 million of which amount may also be used for the issuance of new letters of credit or deemed reissuance of pre-petition letters of credit) and (ii) a roll-up of pre-petition secured indebtedness in an aggregate amount of up to $300 million upon entry of the Interim DIP Order that, among other things, will be used to finance the ongoing general corporate needs of the Debtors during the course of the Chapter 11 Cases; provided that, until entry of the Final DIP Order (as defined in the Plan) by the Bankruptcy Court, only (a) $120 million (or $80 million in the case of letters of credit) of the total $150 million of new money revolving credit and (b) $240 million of the total $300 million in roll-up of pre-petition secured indebtedness, in each case, will be available to the Borrower under the DIP Facility.
New money revolving credit under the DIP Facility accrues interest, at Borrower’s election, at (x) the adjusted LIBO rate (subject to a 1.00% interest rate floor) plus 5.50% per annum or (y) the alternate base rate (subject to a 2.00% interest rate floor) plus 4.50% per annum. Any loans (including loans incurred to repay disbursements of any pre-petition letters of credit refinanced under the DIP Facility) rolled up and refinanced as post-petition secured indebtedness under the DIP Facility accrue interest, at Borrower’s election, at (x) the adjusted LIBO rate (subject to a 1.00% interest rate floor) plus 4.25% or (y) the alternate base rate (subject to a 2.00% interest rate floor) plus 3.25% per annum. Letters of credit (whether rolled-up or in the form of new money) under the DIP Facility are also subject to a participation fee payable ratably to the DIP Facility lenders in the amount of (x) with respect to new money letters of credit, 5.50% per annum and (y) with respect to rolled-up and refinanced letters of credit, 4.25% per annum. Upon the occurrence and during the continuance of an event of default under the DIP Facility, loans outstanding under the DIP Facility may accrue interest at a default rate equal to the alternate base rate plus 6.75%.
The maturity date of the DIP Facility is March 30, 2021; provided, that the Borrower may extend such date for a period of three months if certain conditions are satisfied.
The DIP Facility contains events of default customary to debtor-in-possession financings, including events related to the Chapter 11 Cases, the occurrence of which could result in the acceleration of the Debtors’ obligation to repay the outstanding indebtedness under the DIP Facility. The Debtors’ obligations under the DIP Facility are secured by a security interest in, and lien on, substantially all present and after acquired property (whether tangible, intangible, real, personal or mixed) (subject to certain exceptions) of the Debtors and will be guaranteed by all of the guarantors.
The DIP Facility also contains a minimum liquidity covenant as well as other customary covenants for a facility of this type, which limit the ability of the Borrower and the other Debtors to, among other things, (1) incur additional indebtedness and permit liens to exist on their assets, (2) pay dividends or make certain other restricted payments, (3) sell assets and (4) make certain investments. These covenants are subject to certain exceptions and qualifications as set forth in the DIP Facility.
Exit Financing. On September 29, 2020, prior to the commencement of the Chapter 11 Cases, we entered into the Exit Commitment Letter with the Consenting RBL Lenders and/or their affiliates, which is subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court. In addition, as part of the RSA, the Consenting RBL Lenders and/or their affiliates have agreed to provide, on a committed basis, us with the Exit Facility on the terms set forth in the Exit Facility Term Sheet. The Exit Facility Term Sheet provides for, among other things a post-emergence financing that is intended to mature in 3.5 years from the closing date of the Exit Facility, in the form of a new money senior secured reserve-based revolving credit facility in an aggregate maximum principal amount of up to $1.5 billion with an initial borrowing base and elected commitments amount of up to $575.0 million, subject to an initial borrowing base redetermination at the closing of the Exit Facility. Any loans drawn under the Exit Facility will be non-amortizing.
The effectiveness of the Exit Facility will be subject to customary closing conditions, including consummation of the Plan and minimum hedging requirements (see Item 1. — Financial Statements (Unaudited) — Note 8 — Derivative Instruments.
Pre-Petition Credit Facility. The Pre-Petition Credit Facility is our senior secured revolving line of credit with Wells Fargo Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto with an overall senior secured line of credit of $3.0 billion. The Pre-Petition Credit Facility has a stated maturity date of the earlier of (i) October 16, 2023, (ii) 90 days prior to the maturity date of our 2022 and 2023 Senior Notes, of which $1,142.2 million is outstanding, to the extent such 2022 and 2023 Senior Notes are not retired or refinanced to have a maturity date at least 90 days after October 16, 2023 and (iii) 90 days prior to the maturity date of our 2023 Senior Convertible Notes, of which $244.8 million is outstanding, to the extent such 2023 Senior Convertible Notes are not retired, converted, redeemed or refinanced to have a maturity date at least 90 days after October 16, 2023.
The Pre-Petition Credit Facility is restricted to a borrowing base, which was reserve-based and subject to semi-annual redeterminations. On April 24, 2020, the lenders under the Pre-Petition Credit Facility completed their regular semi-annual redetermination of the borrowing base scheduled for April 1, 2020 and entered into that certain Limited Waiver and Fourth Amendment (the “Fourth Amendment”) to the Pre-Petition Credit Facility, which decreased the borrowing base from $1,300.0 million to $625.0 million and decreased the aggregate elected commitment from $1,100.0 million to $625.0 million. on the amendment date, and further reduced the borrowing base and aggregate elected commitments from $625.0 million to $612.5 million effective June 1, 2020 and from $612.5 million to $600.0 million, effective July 1, 2020. In addition, the Fourth Amendment increased the letter of credit commitment under the Pre-Petition Credit Facility from $50.0 million to $100.0 million.
On September 15, 2020, we entered into Letter Agreement, which, among other things, amended the Pre-Petition Credit Facility. Pursuant to the Letter Agreement, beginning on September 15, 2020 and ending on the earlier of (1) October 15, 2020 and (2) the occurrence of an event of default under the Pre-Petition Credit Facility, we were required to use commercially reasonable efforts to liquidate its swap agreements and agreed to apply the proceeds of the Specified Swap Liquidations (as further described in Item 1. — Financial Statements (Unaudited) — Note 8 — Derivative Instruments) to prepayment of the loans under the Pre-Petition Credit Facility. Each Specified Swap Liquidation reduced the borrowing base and the aggregate elected commitment amounts under the Pre-Petition Credit Facility by an amount equal to any prepayment of the loans using the proceeds of such Specified Swap Liquidation. During the period from September 15, 2020 through the occurrence of an event of default on the Petition Date of the Chapter 11 Cases, we received cash proceeds of $37.4 million for Specified Swap Liquidations, which reduced the borrowing base and aggregated elected commitment amounts under the Pre-Petition Credit Facility to $562.6 million as of the Petition Date.
The Fourth Amendment also included a waiver and forbearance agreement with respect to a third-party surety indemnity obligation (the “Surety Bond”) we obtained in support of commitments for a transportation agreement. The Administrative Agent advised us on April 2, 2020 that the Surety Bond constituted additional Debt (as defined in the Pre-Petition Credit Facility) not permitted under the Pre-Petition Credit Facility and that our certifications had failed to reflect the existence of the Surety Bond in our borrowing requests. The Fourth Amendment contained a one-time waiver of these Defaults (as defined in the Pre-Petition Credit Facility), other than with respect to additional interest owed (the “Specified Default Interest”) of $30.3 million, which is included in interest expense on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2020. No additional interest charge was recorded during the three months ended September 30, 2020. The Fourth Amendment provided for forbearance of the Specified Default Interest until the earlier to occur of (i) October 24, 2020 and (ii) an event of default. Prior to the Petition Date of the Chapter 11 Cases, which constituted an event of default, the Debtors and Consenting Stakeholders entered into the RSA, which provides that, on the Plan effective date, any Specified Default Interest shall be discharged, released and deemed waived by all Consenting RBL Lenders.
The Pre-Petition Credit Facility contains covenants that include, among others:
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
•a requirement that we maintain a Ratio of EBITDAX to Interest Expense (as defined in the Pre-Petition Credit Facility) of no less than 2.5 to 1.0 for the four quarter period ended on the last day of each fiscal quarter;
•a requirement that we maintain a Current Ratio (as defined in the Pre-Petition Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter, except for the last day of the fiscal quarter ending June 30, 2020; and
•as amended in the Fourth Amendment, a requirement that we maintain a Ratio of Total Debt to EBITDAX (as defined in the Pre-Petition Credit Facility) of no greater than 4.00 to 1.00 as of the last day of any fiscal quarter.
At September 30, 2020, we had $360.6 million of borrowings and $76.9 million of outstanding letters of credit issued under the Pre-Petition Credit Facility. For the three and nine months ended September 30, 2020, the weighted average interest rate incurred on borrowings under the Pre-Petition Credit Facility was 3.4% and 3.3%, respectively, excluding the rate impact of the Specified Default Interest.
As a result of the commencement of the Chapter 11 Cases, the lenders’ commitments under the Pre-Petition Credit Facility have been terminated, and therefore we are unable to make additional borrowings or issue additional letters of credit under the Pre-Petition Credit Facility. Upon emergence from the Chapter 11 Cases, the Pre-Petition Credit Facility will be paid in full with proceeds from the Exit Facility, and therefore, the fair value of the Pre-Petition Credit Facility approximates its carrying value.
OMP Credit Facility. Through our ownership of OMP, we have access to the OMP Credit Facility, which is a senior secured revolving credit facility among OMP, as parent, OMP Operating LLC, as borrower, Wells Fargo Bank, N.A., as administrative agent (the “OMP Administrative Agent”) and the lenders party thereto. The OMP Credit Facility is available to fund working capital and to finance acquisitions and other capital expenditures of OMP. As of September 30, 2020, the OMP Credit Facility has an aggregate amount of commitments of $575.0 million and has a maturity date of September 25, 2022. The OMP Credit Facility was not impacted by the Chapter 11 Cases, as OMP and its subsidiaries are Non-Filing Entities, and there are no cross-default rights between our Pre-Petition Credit Facility and the OMP Credit Facility. OMP was in compliance with the covenants of the OMP Credit Facility as of September 30, 2020.
The OMP Credit Facility includes certain financial covenants as of the end of each fiscal quarter, including a (i) consolidated total leverage ratio, (ii) consolidated senior secured leverage ratio and (iii) consolidated interest coverage ratio (each covenant as described in the OMP Credit Facility). All obligations of OMP Operating LLC, as the borrower under the OMP Credit Facility, are unconditionally guaranteed on a joint and several basis by OMP, Bighorn DevCo LLC and Panther DevCo LLC.
In the second quarter of 2020, OMP identified that a Control Agreement (as defined in the OMP Credit Facility) had not been executed for a certain bank account before the account was initially funded with cash, which represented an event of default. In May 2020, OMP executed a Control Agreement with respect to the bank account, thereby completing the documentation required under the OMP Credit Facility, and entered into a limited waiver of the past event of default with the Majority Lenders (as defined in the OMP Credit Facility), which provided forbearance of additional interest owed (the “OMP Specified Default Interest”) of $28.0 million until the earlier of (i) November 10, 2020 and (ii) an event of default. The OMP Specified Default Interest is included in interest expense on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2020. No additional interest charge was recorded for the OMP Credit Facility during the three months ended September 30, 2020. OMP and the OMP Administrative Agent agreed to exclude the OMP Specified Default Interest from the calculation of the interest coverage ratio financial covenant.
On September 29, 2020, OMP entered into a Waiver, Discharge and Forgiveness Agreement and Forbearance Extension (the “Waiver and Forbearance Agreement”) to permanently waive payment of the OMP Specified Default Interest, subject to certain conditions. Under the terms of the Waiver and Forbearance Agreement, the OMP Administrative Agent and the Majority Lenders agreed to forbear from demanding payment of the OMP Specified Default Interest until the earlier to occur of (i) an additional event of default under the OMP Credit Facility and (ii) the maturity date of the DIP Facility. The effectiveness of the waiver, discharge and forgiveness of the OMP Specified Default Interest is subject to certain conditions, namely, effectiveness of the Debtors’ Plan, as well as the maintenance of the material contracts between any of the Debtors and OMP or its subsidiaries.
At September 30, 2020, we had $487.5 million of borrowings and a de minimis outstanding letter of credit issued under the OMP Credit Facility, resulting in an unused borrowing capacity of $87.5 million. For the three and nine months ended September 30, 2020, the weighted average interest rate incurred on borrowings under the OMP Credit Facility was 1.9% and 2.6%, respectively, excluding the rate impact of the OMP Specified Default Interest.
Senior unsecured notes. As of September 30, 2020, our long-term debt includes outstanding senior unsecured note obligations of $1,580.9 million for senior unsecured notes with maturities ranging from November 2021 to May 2026 and coupons ranging from 6.25% to 6.875% (the “Senior Notes”). The commencement of the Chapter 11 Cases constituted an event of default that automatically accelerated the obligations under the indentures governing the Senior Notes.
Interest on the Senior Notes is payable semi-annually in arrears. We accrued interest on the Senior Notes prior to the Petition Date, with no interest accrued thereafter. We reclassed the total principal and accrued interest on the Senior Notes to liabilities subject to compromise on the Petition Date. The unamortized portion of deferred financing costs associated with the Senior Notes as of the Petition Date was written off and included in reorganization items, net on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 (see Item 1. — Financial Statements (Unaudited) —Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code).
During the nine months ended September 30, 2020, we repurchased an aggregate principal amount of $133.9 million of our outstanding Senior Notes for an aggregate cost of $52.9 million. The repurchases consisted of $28.2 million principal amount of the 6.50% senior unsecured notes due November 1, 2021, $56.5 million principal amount of the 6.875% senior unsecured notes due March 15, 2022, $44.2 million principal amount of the 6.875% senior unsecured notes due January 15, 2023 and $4.9 million principal amount of the 6.25% senior unsecured notes due May 1, 2026. As a result of these repurchases, we recognized a pre-tax gain of $80.2 million, which was net of unamortized deferred financing costs write-offs of $0.8 million, and is reflected in gain on extinguishment of debt on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
Senior unsecured convertible notes. At September 30, 2020, we had $244.8 million of 2.625% senior unsecured convertible notes due September 2023 (the “Senior Convertible Notes”). The Senior Convertible Notes will mature on September 15, 2023 unless earlier converted in accordance with their terms. The commencement of the Chapter 11 Cases constituted an event of default that automatically accelerated the obligations under the indenture governing the Senior Convertible Notes.
Interest on the Senior Convertible Notes is payable semi-annually in arrears. We accrued interest on the Senior Convertible Notes prior to the Petition Date, with no interest accrued thereafter. We reclassed the total principal and accrued interest on the Senior Convertible Notes to liabilities subject to compromise on the Petition Date. The unamortized portion of deferred financing costs and debt discount associated with the Senior Convertible Notes as of the Petition Date was written off and included in reorganization items, net on our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 (see Item 1. — Financial Statements (Unaudited) —Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code).
During the nine months ended September 30, 2020, we repurchased a principal amount of $23.0 million of our outstanding Senior Convertible Notes, for an aggregate cost of $15.2 million. As a result of these repurchases, we recognized a pre-tax gain of $3.7 million, which was net of write-offs of unamortized debt discount of $4.2 million, the equity component of the senior unsecured convertible notes of $0.3 million and unamortized deferred financing costs of $0.2 million, and is reflected in gain on extinguishment of debt on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

Non-GAAP Financial Measures
Cash MT&G, E&P Cash G&A, Cash Interest, E&P Cash Interest, Adjusted EBITDA, E&P Free Cash Flow, Adjusted Net Income (Loss) Attributable to Oasis and Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for MT&G expenses, G&A expenses, interest expense, net income (loss), operating income (loss), net cash provided by (used in) operating activities, earnings (loss) per share or any other measures prepared under GAAP. Because these non-GAAP financial measures exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
Cash MT&G
We define Cash MT&G as total MT&G expenses less non-cash valuation charges on pipeline imbalances. Cash MT&G is not a measure of MT&G expenses as determined by GAAP. Management believes that the presentation of Cash MT&G provides useful additional information to investors and analysts to assess the cash costs incurred to get its commodities to market without regard for the change in value of its pipeline imbalances, which vary monthly based on commodity prices.
The following table presents a reconciliation of the GAAP financial measure of MT&G expenses to the non-GAAP financial measure of Cash MT&G for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Marketing, transportation and gathering expenses	$20,328	$32,659	$73,557	$96,097
Pipeline imbalances	90	79	(1,377)	(2,316)
Cash MT&G	$20,418	$32,738	$72,180	$93,781
E&P Cash G&A
We define E&P Cash G&A as total G&A expenses less non-cash equity-based compensation expenses, other non-cash charges and G&A expenses attributable to midstream and others services, such as equipment rentals and well services. E&P Cash G&A is not a measure of G&A expenses as determined by GAAP. Management believes that the presentation of E&P Cash G&A provides useful additional information to investors and analysts to assess our operating costs in comparison to peers without regard to equity-based compensation programs, which can vary substantially from company to company.
The following table presents a reconciliation of the GAAP financial measure of G&A expenses to the non-GAAP financial measure of E&P Cash G&A for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
General and administrative expenses	$49,251	$32,860	$117,868	$98,245
Equity-based compensation expenses	(4,502)	(8,246)	(15,861)	(25,348)
G&A expenses attributable to midstream and other services	(5,317)	(6,481)	(17,128)	(18,578)
E&P Cash G&A	$39,432	$18,133	$84,879	$54,319
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

The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measures of Cash Interest and E&P Cash Interest for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020(1)	2019

	(In thousands)
Interest expense	$37,389	$43,897	$177,534	$131,551
Capitalized interest	1,572	3,001	5,635	9,464
Amortization of deferred financing costs	(1,443)	(1,861)	(7,590)	(5,454)
Amortization of debt discount	(2,782)	(3,137)	(8,317)	(9,027)
Cash Interest	34,736	41,900	167,262	126,534
Cash Interest attributable to OMP	(2,481)	(4,501)	(37,694)	(12,224)
E&P Cash Interest	$32,255	$37,399	$129,568	$114,310
___________________
(1)For the nine months ended September 30, 2020, interest expense, Cash Interest and E&P Cash Interest include Specified Default Interest charges of $30.3 million related to the Pre-Petition Credit Facility. For the nine months ended September 30, 2020, interest expense, Cash Interest and Cash Interest attributable to OMP include OMP Specified Default Interest charges of $28.0 million related to the OMP Credit Facility. The Specified Default Interest and OMP Specified Default Interest will be waived, subject to certain conditions, upon our emergence from the Chapter 11 Cases.
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

The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by (used in) operating activities to the non-GAAP financial measure of Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss) including non-controlling interests	$(47,097)	$30,311	$(4,470,721)	$(26,493)
(Gain) loss on sale of properties	(1,473)	752	(11,652)	3,950
(Gain) loss on extinguishment of debt	20	—	(83,867)	—
Net (gain) loss on derivative instruments	5,071	(47,922)	(243,064)	34,940
Derivative settlements	80,154	7,123	224,223	10,752
Interest expense, net of capitalized interest	37,389	43,897	177,534	131,551
Depreciation, depletion and amortization	36,000	210,832	272,885	578,023
Impairment	2,578	—	4,828,575	653
Rig termination	1,017	—	1,279	—
Exploration expenses	725	652	3,061	2,369
Equity-based compensation expenses	4,834	8,446	16,531	26,370
Litigation settlement	22,750	20,000	22,750	20,000
Reorganization items, net	49,758	—	49,758	—
Income tax benefit	(5,144)	(17,372)	(262,495)	(8,835)
Other non-cash adjustments	104	(79)	3,114	2,316
Adjusted EBITDA	186,686	256,640	527,911	775,596
Adjusted EBITDA attributable to non-controlling interests	12,107	13,606	8,379	35,501
Adjusted EBITDA attributable to Oasis	$174,579	$243,034	$519,532	$740,095

Net cash provided by operating activities	$95,010	$250,962	$154,905	$639,894
Derivative settlements	80,154	7,123	224,223	10,752
Interest expense, net of capitalized interest	37,389	43,897	177,534	131,551
Rig termination	1,017	—	1,279	—
Exploration expenses	725	652	3,061	2,369
Deferred financing costs amortization and other	(2,286)	(5,945)	(19,041)	(18,190)
Current tax (benefit) expense	—	84	(36)	5
Changes in working capital	(48,177)	(60,054)	(39,878)	(13,101)
Litigation settlement	22,750	20,000	22,750	20,000
Other non-cash adjustments	104	(79)	3,114	2,316
Adjusted EBITDA	186,686	256,640	527,911	775,596
Adjusted EBITDA attributable to non-controlling interests	12,107	13,606	8,379	35,501
Adjusted EBITDA attributable to Oasis	$174,579	$243,034	$519,532	$740,095

Segment Adjusted EBITDA and E&P Free Cash Flow
We define E&P Free Cash Flow as Adjusted EBITDA for our E&P segment plus distributions to Oasis for our ownership of (i) OMP limited partner units, (ii) a controlling interest in OMP’s general partner, OMP GP, and (iii) retained interests in Bobcat DevCo LLC and Beartooth DevCo LLC (together, the “DevCo Interests”); less E&P Cash Interest, capital expenditures for E&P and other, excluding capitalized interest, and midstream capital expenditures attributable to our DevCo Interests. E&P Free Cash Flow is not a measure of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of E&P Free Cash Flow provides useful additional information to investors and analysts for assessing the financial performance of our E&P business as compared to our peers and our ability to generate cash from our E&P operations and midstream ownership interests after interest and capital spending. In addition, E&P Free Cash Flow excludes changes in operating assets and liabilities that relate to the timing of cash receipts and disbursements, which we may not control, and changes in operating assets and liabilities may not relate to the period in which the operating activities occurred.
The following tables present reconciliations of the GAAP financial measure of income (loss) before income taxes including non-controlling interests to the non-GAAP financial measure of Adjusted EBITDA for our two reportable business segments and to the non-GAAP financial measure of E&P Free Cash Flow for our E&P segment for the periods presented:

Exploration and Production(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Loss before income taxes including non-controlling interests	$(96,556)	$(43,519)	$(4,726,179)	$(184,059)
(Gain) loss on sale of properties	(1,473)	752	(11,652)	3,950
(Gain) loss on extinguishment of debt	20	—	(83,867)	—
Net (gain) loss on derivative instruments	5,071	(47,922)	(243,064)	34,940
Derivative settlements	80,154	7,123	224,223	10,752
Interest expense, net of capitalized interest	34,636	39,385	139,338	119,082
Depreciation, depletion and amortization	31,175	206,916	255,505	566,608
Impairment	992	—	4,717,306	653
Exploration expenses	463	652	3,061	2,369
Rig termination	1,279	—	1,279	—
Equity-based compensation expenses	4,502	8,247	15,909	25,683
Litigation settlement	22,750	20,000	22,750	20,000
Reorganization items, net	49,758	—	49,758	—
Other non-cash adjustments	104	(79)	3,114	2,316
Adjusted EBITDA	132,875	191,555	367,481	602,294
Distributions to Oasis from OMP and DevCo Interests(2)	33,070	38,658	100,320	110,330
E&P Cash Interest(3)	(32,255)	(37,399)	(129,568)	(114,310)
E&P and other capital expenditures	(10,223)	(150,332)	(202,507)	(532,258)
Midstream capital expenditures attributable to DevCo Interests	1,246	(1,695)	(6,467)	(48,251)
Capitalized interest	1,572	3,001	5,635	9,464
E&P Free Cash Flow(3)	$126,285	$43,788	$134,894	$27,269
___________________
(1)In the first quarter of 2020, we exited the well services business. The well services business is no longer a separate reportable segment, and the remaining services performed by OWS are included in the E&P segment. Prior period amounts have been restated to reflect the change in reportable segments.
(2)Represents distributions to Oasis for our ownership of (i) OMP limited partner units, (ii) a controlling interest in OMP’s general partner, OMP GP, and (iii) DevCo Interests.
(3)For the nine months ended September 30, 2020, E&P Cash Interest and E&P Free Cash Flow include the impact of Specified Default Interest charges of $30.3 million related to the Pre-Petition Credit Facility, which will be waived pursuant to the Plan on the Plan effective date.

Midstream
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Income (loss) before income taxes including non-controlling interests	$45,320	$59,787	$(2,042)	$156,861
Interest expense, net of capitalized interest	2,753	4,512	38,196	12,469
Depreciation, depletion and amortization	9,225	9,340	31,651	27,420
Impairment	1,586	—	111,269	—
Equity-based compensation expenses	400	383	1,031	1,363
Adjusted EBITDA	$59,284	$74,022	$180,105	$198,113

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Net income (loss) attributable to Oasis	$(55,699)	$20,288	$(4,459,503)	$(51,837)
(Gain) loss on sale of properties	(1,473)	752	(11,652)	3,950
(Gain) loss on extinguishment of debt	20	—	(83,867)	—
Net (gain) loss on derivative instruments	5,071	(47,922)	(243,064)	34,940
Derivative settlements	80,154	7,123	224,223	10,752
Impairment(1)	2,105	—	4,801,909	653
Additional interest charges(2)	—	—	58,300	—
Amortization of deferred financing costs(3)	1,354	1,861	7,325	5,454
Amortization of debt discount	2,782	3,137	8,317	9,027
Non-cash reorganization items, net	49,758	—	49,758	—
Litigation settlement	22,750	20,000	22,750	20,000
Other non-cash adjustments	104	(79)	3,114	2,316
Tax impact(4)	(42,183)	(21,173)	(1,146,636)	(28,026)
Deferred tax asset valuation allowance and non-deductible restructuring fees tax adjustment(5)	5,945	—	856,381	—
Adjusted Net Income (Loss) Attributable to Oasis	$70,688	$(16,013)	$87,355	$7,229

Diluted earnings (loss) attributable to Oasis per share	$(0.17)	$0.06	$(14.05)	$(0.16)
Adjustment to diluted weighted average shares outstanding(6)	—	—	0.03	—
(Gain) loss on sale of properties	—	—	(0.04)	0.01
(Gain) loss on extinguishment of debt	—	—	(0.26)	—
Net (gain) loss on derivative instruments	0.02	(0.15)	(0.76)	0.11
Derivative settlements	0.25	0.02	0.70	0.03
Impairment(1)	0.01	—	15.10	—
Additional interest charges(2)	—	—	0.18	—
Amortization of deferred financing costs(3)	—	0.01	0.02	0.02
Amortization of debt discount	0.01	0.01	0.03	0.03
Non-cash reorganization items, net	0.16	—	0.16	—
Litigation settlement	0.07	0.06	0.07	0.06
Other non-cash adjustments	—	—	0.01	0.01
Tax impact(4)	(0.15)	(0.06)	(3.61)	(0.09)
Deferred tax asset valuation allowance and non-deductible restructuring fees tax adjustment(5)	0.02	—	2.69	—
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share	$0.22	$(0.05)	$0.27	$0.02

Diluted weighted average shares outstanding(6)	318,493	315,135	318,109	315,944

Effective tax rate applicable to adjustment items(4)	25.9%	(140.0)%	23.7%	32.2%
___________________
(1)For the three and nine months ended September 30, 2020, OMP recorded an impairment expense of $1.5 million and $103.4 million, respectively, which is included in our unaudited condensed consolidated financial statements. The portion of OMP impairment expense attributable to non-controlling interests of $0.5 million and $26.7 million is excluded from impairment expense in the table above for the three and nine months ended September 30, 2020, respectively.
(2)For the nine months ended September 30, 2020, we recorded Specified Default Interest charges of $30.3 million related to the Pre-Petition Credit Facility and OMP Specified Default Interest charges of $28.0 million related to the OMP Credit Facility. The Specified Default Interest and OMP Specified Default Interest will be waived, subject to certain conditions, upon our emergence from the Chapter 11 Cases.
(3)The portion of amortization of deferred financing costs attributable to non-controlling interests of $0.1 million and $0.3 million is excluded from amortization of deferred financing costs in the table above for the three and nine months ended September 30, 2020, respectively.
(4)The tax impact is computed utilizing our effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.
(5)The deferred tax asset valuation allowance and tax impact of non-deductible restructuring fees are adjusted to reflect the tax impact of the other adjustments using an assumed effective tax rate that excludes the impact of the valuation allowance and non-deductible restructuring fees.
(6)For the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019, we included the dilutive effect of unvested stock awards of 206,000, 744,000 and 1,081,000, respectively, in computing Adjusted Diluted Earnings Attributable to Oasis Per Share, which were excluded from the GAAP calculation of diluted loss attributable to Oasis per share due to the anti-dilutive effect.
Fair Value of Financial Instruments
See Note 7 — Fair Value Measurements to our unaudited condensed consolidated financial statements for a discussion of our money market funds and derivative instruments and their related fair value measurements. See also Item 3. “Quantitative and Qualitative Disclosures about Market Risk” below.

Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2019 Annual Report, other than as disclosed in Note 3 — Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have various commitment agreements and other contractual obligations which are issued in the normal course of business, some of which are not recognized in our unaudited condensed consolidated financial statements in accordance with GAAP. As of September 30, 2020, our material off-balance sheet arrangements and transactions include $76.9 million in outstanding letters of credit issued under our Pre-Petition Credit Facility (see Item 1. “Financial Statements (Unaudited) — Note 11 — Long-Term Debt”) and $10.3 million in net surety bond exposure issued as financial assurance on certain agreements. See Note 16 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.
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
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, natural gas and NGLs fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. In recent months, crude oil and NGL prices have weakened to historic lows as a result of the impacts of the recent actions of Saudi Arabia and Russia and the global COVID-19 pandemic. These prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a portion of our future production. Additionally, we may choose to liquidate existing derivative positions before the contract ends in order to realize the current value of our existing positions, in accordance with terms under our credit agreements. See Note 8 — Derivative Instruments and Note 7 — Fair Value Measurements to our unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.
We had a net derivative asset position of $0.2 million at September 30, 2020. A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $0.7 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $0.7 million. As further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commodity Prices,” the commodity price environment is expected to remain depressed based on over-supply and decreasing demand. We cannot predict whether or when crude oil production and economic activities will return to normalized levels. Please see Part II, Item 1A. “Risk Factors” for more information regarding commodity price risks.
Interest rate risk. At September 30, 2020, we had (i) $43.6 million of senior unsecured notes at a fixed cash interest rate of 6.50% per annum, (ii) $1,142.2 million of senior unsecured notes at a fixed cash interest rate of 6.875% per annum, (iii) $244.8 million of senior unsecured convertible notes at a fixed cash interest rate of 2.625% per annum and (iv) $395.1 million of senior unsecured notes at a fixed cash interest rate of 6.25% per annum outstanding. The commencement of the Chapter 11 Cases constituted an event of default that automatically accelerated the obligations under the indentures governing the Notes.

At September 30, 2020, we had $360.6 million of borrowings and $76.9 million of outstanding letters of credit issued under the Pre-Petition Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Eurodollar loan or a domestic bank prime interest rate loan (an ABR loan). On a quarterly basis, we also pay a commitment fee of 0.500% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. At September 30, 2020, the outstanding borrowings under the Pre-Petition Credit Facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus a 3.00% margin. As a result of filing the Chapter 11 Cases, a default penalty of an additional 2% went into effect and increased the Pre-Petition Credit Facility interest rates noted above.
At September 30, 2020, we had $487.5 million of borrowings and a de minimis outstanding letter of credit under the OMP Credit Facility, which were subject to a per annum interest rate equal to the applicable margin (as described below) plus (i) with respect to Eurodollar Loans, the Adjusted LIBO Rate (as defined in the OMP Credit Facility) or (ii) with respect to ABR Loans, the greatest of (A) the Prime Rate in effect on such day, (B) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00% or (C) the Adjusted LIBO Rate for a one-month interest period on such day plus 1.00% (each as defined in the OMP Credit Facility). The applicable margin for borrowings under the OMP Credit Facility based on OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 1.75% to 2.75%, and (b) in the case of ABR Loans or swingline loans, 0.75% to 1.75%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At September 30, 2020, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 1.75% margin.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Pre-Petition Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2020, our credit losses on joint interest receivables were immaterial. In addition, during the first quarter of 2020, we adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. Upon adoption of ASU 2016-13, we recognized a cumulative-effect adjustment to retained earnings of $0.4 million to increase its allowance for expected credit losses (see Item 1. “Financial Statements (Unaudited) — Note 3 — Summary of Significant Accounting Policies”). We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. As of September 30, 2020, all of our outstanding derivative contracts are concentrated with one counterparty. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. Most of the counterparties on our derivative instruments currently in place are lenders under the Pre-Petition Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under the Pre-Petition Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited) — Note 17 — Commitments and Contingencies and Note 2 — Voluntary Reorganization under Chapter 11 of the Bankruptcy Code,” which is incorporated herein by reference, for a discussion of material legal proceedings.
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
Risk Factors Relating to the Chapter 11 Cases
We have filed voluntary petitions for relief under Chapter 11 and are subject to the risks and uncertainties associated with bankruptcy cases.
The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the consummation of a plan of reorganization will result in the cancellation and discharge of our equity securities, including our common stock. During the pendency of the Chapter 11 Cases, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors‑in‑possession also may make it more difficult to retain management and the key personnel necessary to the success of our business. In addition, during the pendency of the Chapter 11 Cases, our customers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.
Other significant risks include or relate to the following:
•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•Bankruptcy Court rulings in the Chapter 11 Cases, including with respect to our motions and third‑party motions, as well as the outcome of other pending litigation;
•our ability to operate within the restrictions and the liquidity limitations of the DIP Facility and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to maintain strategic control as debtors‑in‑possession during the pendency of the Chapter 11 Cases;
•the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•increased advisory costs during the pendency of the Chapter 11 Cases;
•the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Chapter 11 Cases;
•our ability to satisfy the conditions precedent to consummation of a plan of reorganization;
•the potential adverse effects of the Chapter 11 Cases on our business, cash flows, liquidity, financial condition and results of operations;
•the ultimate outcome of the Chapter 11 Cases in general;
•the cancellation of our existing equity securities, including our outstanding shares of common stock, in the Chapter 11 Cases;
•the potential material adverse effects of claims that are not discharged in the Chapter 11 Cases;
•uncertainties regarding the reactions of our customers, prospective customers and service providers to the Chapter 11 Cases;

•uncertainties regarding our ability to retain and motivate key personnel; and
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.
Further, under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events, to take advantage of certain opportunities or adapt to changing market or industry conditions.
We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.
As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.
We are subject to the risks and uncertainties associated with the expiration or termination of our exclusive right to file a plan of reorganization.
At the outset of the Chapter 11 Cases, the Bankruptcy Code provides debtors‑in‑possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court. All other parties are prohibited from filing or soliciting a plan of reorganization during this period. If the Bankruptcy Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 Cases, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of our exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.
Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.
Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases.
The RSA contemplates that our outstanding equity will be cancelled and the holders of those equity interests will be entitled to a pro rata share of the New Warrants. We can make no assurance that there will be any other recovery available to investors holding the shares of our existing common stock after the conclusion of our Chapter 11 Cases.
We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, the value attributable to shares of our existing common stock will be materially affected by the reorganization of our capital structure through our Chapter 11 Cases. We can make no assurance that there will be any recovery available to investors holding the shares of our existing common stock after the conclusion of our Chapter 11 Cases. The RSA provides that our outstanding equity will be cancelled in our Chapter 11 Cases and the holders of those equity interests, including the holders of our common stock, will be entitled to a pro rata share of the New Warrants. Any trading in shares of our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our equity.
Our common stock was delisted from NASDAQ and is currently trading in an over‑the‑counter market, which involves additional risks compared to being listed on a national securities exchange.
Since October 12, 2020, our common stock has been trading on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. under the symbol “OASPQ.” Securities traded in the over‑the‑counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. In addition to those factors, the market for the outstanding shares of our common stock has been adversely affected by the provisions of the RSA that contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding shares of common stock, will be entitled to a pro rata share of the New Warrants. We can provide no assurance that our common stock will continue to trade on the OTC Pink Marketplace, whether broker‑dealers will continue to provide public quotes of our common stock on that market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue to be provided on that market in the future.
The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases and other transactions contemplated by a plan of reorganization. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.
If the RSA is terminated, our ability to confirm and consummate a Chapter 11 plan of reorganization could be materially and adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan of reorganization would be as favorable to holders of claims as the current Plan.
The Plan may not become effective.
Even if the Plan is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent, some of which are beyond our control. There can be no assurance that such conditions will be satisfied and thus no assurance that the Plan will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by the Plan. If the effective date of the Plan is delayed, the Debtors may not have sufficient cash available to operate their business. In that case, the Debtors may need new or additional post‑petition financing, which may increase the cost of consummating the Plan. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and material delays to the Chapter 11 Cases.
We may not be able to obtain the Bankruptcy Court’s confirmation of the Plan or may have to modify the terms of the Plan.
Even if the Plan is approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and may choose not to confirm the Plan. Section 1129 of the Bankruptcy Code requirements include, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for the Debtors, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if the Debtors liquidated under Chapter 7 (as defined below). Although we believe that the Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.
Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met and there can be no assurance that the Consenting Stakeholders will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment than the treatment currently anticipated to be included in the Plan based upon the agreed terms of the RSA. Such less favorable treatment could include a distribution of property (including the new common stock that would be issued to the holders of allowed General Unsecured Claims upon our emergence from bankruptcy) to the class affected by the modification of a lesser value than currently anticipated to be included in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy, which could result in, among other things, incurred costs and expenses to the estates of the Debtors.
Even if the Plan is consummated, we may not be able to achieve our stated goals.
Even if the Plan is consummated, we may continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result, the Plan may not become effective and, thus, we cannot assure you of our ability to continue as a going concern.
Our long‑term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and other costs throughout the Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases. Although we entered into the DIP Facility providing for new money in an aggregate principal amount of up to $450 million pursuant to the DIP Facility in connection with the Chapter 11 Cases, we cannot assure you that such financing will be sufficient, that we will be able to secure additional interim financing or adequate exit financing sufficient to meet our liquidity needs (or if sufficient funds are available, that they will be offered to us on acceptable terms).
Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (1) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (2) our ability to access credit under the DIP Facility, (3) our ability to maintain adequate cash on hand, (4) our ability to generate cash flow from operations, (5) our ability to consummate a plan of reorganization or other alternative restructuring transaction, and (6) the cost, duration and outcome of the Chapter 11 Cases.
In certain limited instances, a Chapter 11 Case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code (“Chapter 7”). In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of: (1) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (2) additional administrative expenses involved in the appointment of a Chapter 7 trustee; and (3) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.
The unaudited condensed consolidated financial statements included in this Form 10‑Q for the period ended September 30, 2020 contain disclosures that express substantial doubt about our ability to continue as a going concern.
The unaudited condensed consolidated financial statements included in this Form 10‑Q for the period ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business and does not include any adjustments that might result from uncertainty about our ability to continue as a going concern. Such assumption may not be justified. Our liquidity has been negatively impacted by the prolonged depressed prices we receive for the oil, natural gas and NGLs we sell and our substantial indebtedness and associated debt‑related expenses. As a result of these and other factors, we entered into the RSA and commenced the Chapter 11 Cases. The RSA contemplates that our equity investors, including the holders of our common stock, will lose the entire value of their investment in our business. The inclusion of disclosures that express substantial doubt about our ability to continue as a going concern may negatively impact the trading price of our common stock and have an adverse impact on our relationships with third parties with whom we do business, including our customers, subcontractors, suppliers and employees, and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.
In addition, our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Court. If we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

The actual results achieved during the periods covered by our recently issued projections will vary from those set forth in those projections, and such variations may be material.
In connection with the commencement of the Chapter 11 Cases, we were required to file with the SEC certain projections that we had previously provided to our lenders and others under confidentiality arrangements (the “Projections”). Although we believe the Projections were made on a reasonable basis, no representation was or can be made regarding, and there can be no assurance as to, their attainability. Our actual results achieved during the periods covered by the Projections will vary from those set forth in the Projections, and those variations may be material. The Projections are dependent upon numerous assumptions with respect to commodity prices, operating expenses, availability and cost of capital and performance. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the Projections. Many of the facts disclosed in this “Risk Factors” section could cause actual results to differ materially from those projected in the Projections. The Projections were not prepared with a view towards public disclosure or complying with the guidelines established by the American Institute of Certified Public Accountants or the SEC’s published guidelines regarding projections or forecasts. Our independent public accountants did not examine, compile, review or perform any procedures with respect to the Projections, and, accordingly, assumed no responsibility for the Projections. No independent expert reviewed the Projections on our behalf. The Projections have not been included or incorporated by reference in this Quarterly Report on Form 10‑Q, and, except as may be required by applicable law, we do not intend to update or otherwise revise the Projections, even if any or all the underlying assumptions are not realized.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to September 30, 2020 or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization. Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post‑reorganization basis.
We may be unable to comply with restrictions imposed by our DIP Facility and other financing arrangements.
The agreements governing our outstanding financing arrangements impose a number of restrictions on us. Specifically, the terms of our DIP Facility require us to comply with certain customary affirmative and negative covenants for debtor‑in‑possession financings, which include restrictions on: (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) continuation of or change in business, (vii) restricted payments, (viii) sanctions and anticorruption matters, (ix) no restriction in agreements on dividends or certain loans, and (x) loans and investments. In addition, the DIP Facility contains milestones relating to the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant or achieve a milestone, could result in an event of default under the DIP Facility and our other financing arrangements.
Operating under the Court’s protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under the Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Case. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 Cases.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtor‑in‑possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non‑ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties‑in‑interest and one or more hearings. The creditors’ committees and other parties‑in‑interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
We may experience employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we have experienced, and may continue to experience, employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
Upon emergence from bankruptcy, the composition of our Board of Directors will change significantly.
The composition of our Board of Directors is expected to change significantly following the Chapter 11 Cases. Any new directors may have different backgrounds, experiences and perspectives from those individuals who currently serve on our Board of Directors and, thus, may have different views on the issues that will determine the future of our company. As a result, our future strategy and plans may differ materially from those of the past.
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
Commodity prices have been volatile in recent years. Since the beginning of 2020, the daily spot prices for NYMEX WTI crude oil have ranged from a high of $63.27 per barrel to a low of $(36.98) per barrel, and the daily spot prices for NYMEX Henry Hub natural gas have ranged from a high of $2.57 per MMBtu to a low of $1.33 per MMBtu. The recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in substantial increases in the global supply of crude oil. Specifically, in March 2020, Saudi Arabia and Russia failed to agree on a plan to extend production cuts that expired on April 1, 2020 within OPEC and other non-OPEC, oil-producing countries, including Russia. Subsequently, Saudi Arabia announced plans to increase production to record levels and to reduce the prices at which they sell crude oil. These events, combined with the continued global outbreak of COVID-19, which has significantly impacted both crude oil prices and natural gas prices due to substantially reduced demand for crude oil and natural gas because of reduced global and national economic activity, contributed to a sharp drop in prices for crude oil in the first quarter of 2020. The impact has not been as severe on natural gas prices, but such prices are susceptible to global actions impacting supply and demand.
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
Commodity prices declined significantly in the first quarter of 2020 and have remained depressed through the second quarter of 2020. For the period from January 1, 2020 through September 30, 2020, the low spot price for each of NYMEX WTI crude oil and NYMEX Henry Hub natural gas was $(36.98) per barrel and $1.33 per MMBtu, respectively. As a result, during the nine months ended September 30, 2020, we recognized an impairment of our oil and gas properties of $4.4 billion. If crude oil, natural gas and NGL prices continue to decline or for an extended period of time remain at depressed levels, we may be caused to incur impairment charges in the future, which could have a material adverse effect on our access to capital and our results of operations for the periods in which such charges are taken.
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
The marketability of our crude oil and natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by midstream operators, including third parties and by OMP. The shutdown, unavailability of, or lack of, available capacity on these systems and facilities could result in the shut-in of producing wells, the flaring of natural gas that could result in restrictions on production or monetary sanctions, or the delay, or discontinuance of, development plans for properties. See also “Market conditions or operational impediments may hinder our access to crude oil, natural gas and NGLs markets or delay our production” and “Insufficient transportation, end-market refining utilization or natural gas processing capacity in the Williston Basin and the Delaware Basin could cause significant fluctuations in our realized crude oil and natural gas prices” in our Annual Report on Form 10-K for the year ended December 31, 2019. The transportation of our production can be interrupted by other customers that have firm arrangements. In addition, these midstream operators may also impose specifications for the products that they are willing to accept. If the total mix of a product fails to meet the applicable product quality specifications, the midstream operators may refuse to accept all or a part of the products or may invoice us for the costs to handle or damages from receiving the out-of-specification products. In those circumstances, we may be required to delay the delivery of or find alternative markets for that product, or shut-in the producing wells that are causing the products to be out of specification, potentially reducing our revenues.
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
In addition, the impact of pending and future legal proceedings on these systems, pipelines, and facilities can affect our ability to market our products and have a negative impact on realized pricing. On July 6, 2020, the operator of DAPL was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study is completed. On July 15, 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. We regularly use DAPL in addition to other outlets to market its crude oil in the Williston Basin to end markets. In the event DAPL were forced to shut down, we would seek to market our crude oil through alternative outlets.
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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2020:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 – July 31, 2020	5,539	$0.71	—	—
August 1 – August 31, 2020	29,218	0.62	—	—
September 1 – September 30, 2020	611	0.53	—	—
Total	35,368	$0.63	—	—
___________________
(1)Represents shares that employees elected to surrender back to us in order to satisfy tax withholding obligations upon the vesting of restricted stock awards. These repurchases were not part of a publicly announced program to repurchase shares of our common stock, nor do we have a publicly announced program to repurchase shares of our common stock.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Direction Letter and Specified Swap Liquidation Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 21, 2020, and incorporated herein by reference).

10.2	Restructuring Support Agreement, dated September 29, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.3	DIP Commitment Letter, dated September 29, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.4	Exit Commitment Letter, dated September 29, 2020 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.5**
Amendment to Fourth Amended and Restated Employment Agreement effective as of September 29, 2020 between Oasis Petroleum Inc. and Thomas B. Nusz (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.6**	Amendment to Fifth Amended and Restated Employment Agreement effective as of September 29, 2020 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.7**	Amendment to Third Amended and Restated Employment Agreement effective as of September 29, 2020 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.8**	Amendment to Third Amended and Restated Employment Agreement effective as of September 29, 2020 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.9	Senior Secured Superpriority Debtor-in-Possession Revolving Credit Agreement, dated as of October 2, 2020, by and among Oasis Petroleum Inc., Oasis Petroleum North America LLC, the Guarantors party thereto, the Lenders party from time to time thereto, and Wells Fargo Bank, National Association.

22.1	List of Issuer and Guarantor Subsidiaries (filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q on May 18, 2020, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	November 4, 2020	By:	/s/ Thomas B. Nusz
Thomas B. Nusz
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)