Form 10-Q
period 2021-03-31
Oasis Petroleum Inc.
filed 2021-05-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at April 30, 2021: 20,093,096 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor
	March 31, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$113,054	$15,856
Restricted cash	—	4,370
Accounts receivable, net	268,818	206,539
Inventory	29,423	33,929
Prepaid expenses	8,226	9,729
Derivative instruments	—	467
Other current assets	3,002	727
Total current assets	422,523	271,617
Property, plant and equipment
Oil and gas properties (successful efforts method)	839,328	810,328
Other property and equipment	936,224	935,950
Less: accumulated depreciation, depletion and amortization	(56,003)	(17,491)
Total property, plant and equipment, net	1,719,549	1,728,787
Assets held for sale, net	—	5,500
Long-term inventory	15,805	14,522
Operating right-of-use assets	5,486	6,083
Intangible assets	42,986	43,667
Goodwill	70,534	70,534
Deferred income taxes	2,670	—
Other assets	17,625	18,327
Total assets	$2,297,178	$2,159,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,492	$3,242
Revenues and production taxes payable	185,044	146,497
Accrued liabilities	152,217	126,284
Accrued interest payable	509	980
Derivative instruments	156,450	56,944
Advances from joint interest partners	2,661	2,723
Current operating lease liabilities	2,143	2,607
Other current liabilities	3,123	1,954
Total current liabilities	508,639	341,231
Long-term debt	674,238	710,000
Deferred income taxes	—	984
Asset retirement obligations	47,398	46,363
Derivative instruments	96,560	37,614
Operating lease liabilities	1,934	2,362

Other liabilities	6,406	7,744
Total liabilities	1,335,175	1,146,298
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 60,000,000 shares authorized; 20,093,084 shares issued and 20,093,084 shares outstanding at March 31, 2021 and 20,093,017 shares issued and 20,093,017 shares outstanding at December 31, 2020	200	200
Additional paid-in capital	958,081	965,654
Accumulated deficit	(93,504)	(49,912)
Oasis share of stockholders’ equity	864,777	915,942
Non-controlling interests	97,226	96,797
Total stockholders’ equity	962,003	1,012,739
Total liabilities and stockholders’ equity	$2,297,178	$2,159,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenues
Oil and gas revenues	$245,461	$239,128
Purchased oil and gas sales	48,460	86,278
Midstream revenues	61,312	56,411
Other services revenues	226	5,981
Total revenues	355,459	387,798
Operating expenses
Lease operating expenses	35,260	49,769
Midstream expenses	27,898	13,084
Other services expenses	—	4,931
Gathering, processing and transportation expenses	15,711	29,464
Purchased oil and gas expenses	48,410	85,203
Production taxes	16,280	19,326
Depreciation, depletion and amortization	39,990	203,755
Exploration expenses	423	1,168
Impairment	3	4,823,678
General and administrative expenses	20,737	31,174
Total operating expenses	204,712	5,261,552
Gain on sale of properties	88	11,226
Operating income (loss)	150,835	(4,862,528)
Other income (expense)
Net gain (loss) on derivative instruments	(181,515)	285,322
Interest expense, net of capitalized interest	(8,697)	(95,757)
Gain on extinguishment of debt	—	83,887
Other income	458	63
Total other income (expense), net	(189,754)	273,515
Loss before income taxes	(38,919)	(4,589,013)
Income tax benefit	3,654	254,738
Net loss including non-controlling interests	(35,265)	(4,334,275)
Less: Net income (loss) attributable to non-controlling interests	8,327	(23,414)
Net loss attributable to Oasis	$(43,592)	$(4,310,861)
Loss attributable to Oasis per share:
Basic (Note 15)	$(2.18)	$(13.61)
Diluted (Note 15)	(2.18)	(13.61)
Weighted average shares outstanding:
Basic (Note 15)	20,000	316,828
Diluted (Note 15)	20,000	316,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2020 (Successor)	20,093	$200	—	$—	$965,654	$(49,912)	$96,797	$1,012,739
Equity-based compensation	—	—	—	—	1,709	—	489	2,198
Dividends to shareholders ($0.375 per share)	—	—	—	—	(7,535)	—	—	(7,535)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,029)	(6,029)
Midstream Simplification (Note 2)	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(4,111)	—	—	(4,111)
Other	—	—	—	—	6	—	—	6
Net income (loss)	—	—	—	—	—	(43,592)	8,327	(35,265)
Balance as of March 31, 2021 (Successor)	20,093	$200	—	$—	$958,081	$(93,504)	$97,226	$962,003

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2019 (Predecessor)	321,231	$3,189	2,967	$(33,881)	$3,112,384	$554,446	$200,943	$3,837,081
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	—	—	(410)	—	(410)
Equity-based compensation	3,836	32	—	—	7,007	—	66	7,105
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,028)	(6,028)
Equity component of senior unsecured convertible notes, net	—	—	—	—	(337)	—	—	(337)
Treasury stock - tax withholdings	(942)	—	942	(2,308)	—	—	—	(2,308)
Net loss	—	—	—	—	—	(4,310,861)	(23,414)	(4,334,275)
Balance as of March 31, 2020 (Predecessor)	324,125	$3,221	3,909	$(36,189)	$3,119,054	$(3,756,825)	$171,567	$(499,172)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash flows from operating activities:
Net loss including non-controlling interests	$(35,265)	$(4,334,275)
Adjustments to reconcile net loss including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	39,990	203,755
Gain on extinguishment of debt	—	(83,887)
Gain on sale of properties	(88)	(11,226)
Impairment	3	4,823,678
Deferred income taxes	(3,654)	(254,677)
Derivative instruments	181,515	(285,322)
Equity-based compensation expenses	2,198	6,807
Deferred financing costs amortization and other	2,320	6,188
Working capital and other changes:
Change in accounts receivable, net	(60,542)	149,819
Change in inventory	4,506	(4,300)
Change in prepaid expenses	1,089	635
Change in accounts payable, interest payable and accrued liabilities	62,195	(106,145)
Change in other assets and liabilities, net	(3,854)	(3,275)
Net cash provided by operating activities	190,413	107,775
Cash flows from investing activities:
Capital expenditures	(21,958)	(147,601)
Proceeds from sale of properties	2,686	11,813
Derivative settlements	(22,596)	5,020
Net cash used in investing activities	(41,868)	(130,768)
Cash flows from financing activities:
Proceeds from revolving credit facilities	159,500	545,000
Principal payments on revolving credit facilities	(635,500)	(331,000)
Repurchase of senior unsecured notes	—	(68,040)
Proceeds from issuance of senior unsecured notes	450,000	—
Deferred financing costs	(11,737)	—
Common control transaction costs	(4,111)	—
Purchases of treasury stock	—	(2,308)
Dividends paid	(7,535)	—
Distributions to non-controlling interests	(6,029)	(6,028)
Payments on finance lease liabilities	(311)	(648)
Other	6	—
Net cash provided by (used in) financing activities	(55,717)	136,976
Increase in cash and cash equivalents	92,828	113,983
Cash, cash equivalents and restricted cash:
Beginning of period	20,226	20,019
End of period	$113,054	$134,002
Supplemental non-cash transactions:
Change in accrued capital expenditures	$6,909	$25,333
Change in asset retirement obligations	1,035	1,084
Note receivable from divestiture	2,900	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) is an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC conduct the Company’s E&P activities and own its oil and gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Permian Basin, respectively. In addition to its E&P segment, the Company also operates a midstream business segment through Oasis Midstream Partners LP (“OMP”), a consolidated subsidiary of the Company. OMP is a gathering and processing master limited partnership that owns, develops, operates and acquires a diversified portfolio of midstream assets.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2020 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).
Consolidation. The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Oasis and its wholly-owned subsidiaries and the accounts of OMP. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over its general partner, OMP GP LLC (“OMP GP”), OMP is a variable interest entity. Through the Company’s ownership interest in OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is considered the primary beneficiary and consolidates OMP and records a non-controlling interest for the interest owned by the public. All intercompany balances and transactions have been eliminated upon consolidation.
Midstream Simplification. On March 30, 2021, the Company consummated the transactions contemplated by a contribution and simplification agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021.
Pursuant to the Contribution and Simplification Agreement, among other things, (a) the Company contributed to OMP its remaining limited liability company interest in Bobcat DevCo LLC (“Bobcat DevCo”) and Beartooth DevCo LLC (“Beartooth DevCo”) of 64.7% and 30.0%, respectively, in exchange for total consideration of approximately $512.5 million composed of (x) a cash distribution of $231.5 million and (y) 12,949,644 common units representing limited partner interests in OMP, (b) OMP’s incentive distribution rights were cancelled and converted into 1,850,356 OMP common units (the “IDR Conversion Common Units”), and (c) OMP GP distributed the IDR Conversion Common Units on a pro rata basis to holders of its Class A Units and Class B Units, such that following such distribution, Oasis, through its wholly-owned subsidiary OMS Holdings LLC (“OMS Holdings”), is the sole member of OMP GP (the foregoing clauses (a), (b) and (c), the “Midstream Simplification”).
The effective date of the Midstream Simplification was January 1, 2021. Following the closing of the Midstream Simplification on March 30, 2021, the Company owns an approximate 77% limited partner interest in OMP and no longer owns any of the limited liability company interests of Bobcat DevCo or Beartooth DevCo. Prior to the Midstream Simplification, the Company’s retained interests in Bobcat DevCo and Beartooth DevCo were consolidated into the Company’s condensed consolidated financial statements. Following the Midstream Simplification, the Company continues to consolidate OMP and its wholly-owned subsidiaries in its condensed consolidated financial statements and record a non-controlling interest for the interest owned by the public unitholders in OMP.

Fresh start accounting. On November 19, 2020 (the “Emergence Date”), the Company emerged from bankruptcy and adopted fresh start accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification 852, Reorganizations, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the adoption of fresh start accounting, the condensed consolidated financial statements after the Emergence Date are not comparable to the condensed consolidated financial statements prior to that date. References to “Successor” relate to the reorganized Company’s financial position and results of operations as of and subsequent to the Emergence Date. References to “Predecessor” relate to the Company’s financial position prior to, and results of operations through and including, the Emergence Date.
Risks and Uncertainties
As a crude oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, natural gas and natural gas liquids (“NGLs”), could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil and natural gas reserves that may be economically produced and the Company’s access to capital.
Cash Equivalents and Restricted Cash
The Company may invest in certain money market funds, commercial paper and time deposits, all of which are stated at fair value or cost which approximates fair value due to the short-term maturity of these investments. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents. Restricted cash consists of funds that were held in an escrow account for the payment of professional fees associated with the Company’s emergence from bankruptcy.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	Successor
	March 31, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$113,054	$15,856
Restricted cash	—	4,370
Total cash, cash equivalents and restricted cash	$113,054	$20,226

Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2020 Annual Report.
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

3. Revenue Recognition
Exploration and Production Revenues
E&P revenues from contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Crude oil revenues	$185,818	$212,793
Purchased crude oil sales	36,716	85,757
Natural gas and NGL revenues	59,643	26,335
Purchased natural gas sales	295	521
Other services revenues	226	5,981
Total E&P revenues	$282,698	$331,387
Midstream Revenues
Midstream revenues are derived from contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements. The Company’s midstream revenues exclude intercompany revenues for goods and services provided by the midstream business segment for the Company’s ownership interests, which are eliminated in consolidation.
Revenues derived from contracts with customers for midstream revenues were as follows for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Midstream service revenues
Crude oil, natural gas and NGL revenues	$22,225	$26,921
Produced and flowback water revenues	7,410	11,251
Total midstream service revenues	29,635	38,172
Midstream product revenues
Purchased crude oil sales	11,449	—
Crude oil, natural gas and NGL revenues	31,181	16,039
Freshwater revenues	496	2,200
Total midstream product revenues	43,126	18,239
Total midstream revenues	$72,761	$56,411
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Company believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on the timing of when the Company expects to receive cash for contract assets or recognize revenue for contract liabilities. Contract liabilities are included in other current liabilities and other liabilities on the Company’s Condensed Consolidated Balance Sheets. There were no material contract asset balances at March 31, 2021 or December 31, 2020.

The following table summarizes the changes in the Company’s contract liabilities for the three months ended March 31, 2021:

(In thousands)
Balance as of December 31, 2020 (Successor)	$3,966
Revenues recognized	(82)
Balance as of March 31, 2021 (Successor)	$3,884
Performance Obligations
The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. For midstream services, the Company measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three months ended March 31, 2021 and 2020, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of March 31, 2021:

(In thousands)
2021 (excluding the three months ended March 31, 2021)	$12,864
2022	17,175
2023	10,896
2024	11,089
2025	2,768
Total	$54,792
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
4. Inventory
The Company’s inventory includes equipment and materials and crude oil inventory. Equipment and materials consist primarily of well equipment, tanks and tubular goods to be used in the Company’s E&P activities and spare parts and equipment for the Company’s midstream assets. Crude oil inventory includes crude oil in tanks and linefill that is expected to be withdrawn within one year. Linefill that represents the minimum volume of product in a pipeline system that enables the system to operate is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Crude oil and NGL linefill in third-party pipelines that is not expected to be withdrawn within one year is included in long-term inventory on the Company’s Condensed Consolidated Balance Sheets.
Inventory, including long-term inventory, is stated at the lower of cost and net realizable value with cost determined on an average cost method. The Company assesses the carrying value of inventory and uses estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact the Company’s estimates are the applicable quality and location differentials to include in the Company’s net realizable value analysis as well as the liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. No write-downs of inventory or long-term inventory were recorded during the three months ended March 31, 2021.
The Company’s total inventory consists of the following:

	Successor
	March 31, 2021	December 31, 2020

	(In thousands)
Inventory
Equipment and materials	$23,713	$25,103
Crude oil inventory	5,710	8,826
Total inventory	29,423	33,929
Long-term inventory
Linefill in third party pipelines	15,805	14,522
Total long-term inventory	15,805	14,522
Total	$45,228	$48,451

5. Accounts Receivable
The following table sets forth the Company’s accounts receivable, net:

	Successor
	March 31, 2021	December 31, 2020

	(In thousands)
Trade accounts	$221,594	$161,519
Joint interest accounts	33,665	31,920
Other accounts	13,684	13,206
Total accounts receivable	268,943	206,645
Less: allowance for credit losses	(125)	(106)
Total accounts receivable, net	$268,818	$206,539
6. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as asset retirement obligations (“ARO”) and properties acquired in a business combination or upon impairment, at fair value on a non-recurring basis.
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Successor
	Fair value at March 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$253,010	$—	$253,010
Total liabilities	$—	$253,010	$—	$253,010

	Successor
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments (see Note 7)	$—	$467	$—	$467
Total assets	$—	$467	$—	$467
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$94,558	$—	$94,558
Total liabilities	$—	$94,558	$—	$94,558
The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 7 — Derivative Instruments). The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are commodity prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or the third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in forward commodity price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability by $10.2 million and $4.3 million at March 31, 2021 and December 31, 2020, respectively.

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
7. Derivative Instruments
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. The Company’s crude oil contracts settle monthly based on the average NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”), and its natural gas contracts settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”).
The Company primarily utilizes fixed price swaps and collars to reduce the volatility of crude oil and natural gas prices on future expected production. Swaps are designed to establish a fixed price for the volumes under contract, while collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the volumes under contract.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at their fair value (see Note 6—Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when cash settlements on matured or liquidated derivative contracts result in making a payment to or receiving a payment from a counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
On March 22, 2021, the Company entered into the Second Amendment to the Oasis Credit Facility (as defined in Note 10—Long-Term Debt) to, among other things, reduce the rolling hedging requirement and add incremental flexibility to allow for restructuring of existing hedge positions (see Note 10 — Long-Term Debt).
At March 31, 2021 (Successor), the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices			Fair Value Assets (Liabilities)
					Fixed Price Swaps	Floor	Ceiling
								(In thousands)
Crude oil	2021	Fixed price swaps	7,975,000	Bbl	$42.09			$(130,125)
Crude oil	2021	Two-way collar	459,000	Bbl		$45.00	$63.82	(614)
Crude oil	2022	Fixed price swaps	7,245,000	Bbl	$42.66			(82,286)
Crude oil	2022	Two-way collar	636,000	Bbl		$45.00	$63.82	(88)
Crude oil	2023	Fixed price swaps	5,265,000	Bbl	$43.57			(39,027)
Crude oil	2024	Fixed price swaps	434,000	Bbl	$43.68			(2,654)
Natural gas	2021	Fixed price swaps	11,000,000	MMBtu	$2.84			1,174
Natural gas	2022	Fixed price swaps	5,430,000	MMBtu	$2.82			610
								$(253,010)
Subsequent to March 31, 2021, the Company entered into additional collars for crude oil with a weighted average floor price of $48.21 per Bbl and weighted average ceiling price of $66.37 per Bbl. The commodity contracts included total notional amounts of 765,000 Bbls, 4,163,000 Bbls, 4,380,000 Bbls and 372,000 Bbls which settle in 2021, 2022, 2023 and 2024 respectively, based on NYMEX WTI. These derivative instruments do not qualify for or were not designated as hedging instruments for accounting purposes.

The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Statements of Operations Location

Net gain (loss) on derivative instruments	$(181,515)	$285,322
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
The following table summarizes the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		Successor
		March 31, 2021
Commodity	Balance Sheet Location	Gross Recognized Assets	Gross Amount Offset	Net Recognized Fair Value Assets

		(In thousands)
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$159,043	$(2,593)	$156,450
Commodity contracts	Derivative instruments — non-current liabilities	98,861	(2,301)	96,560
Total derivatives liabilities		$257,904	$(4,894)	$253,010

		Successor
		December 31, 2020
Commodity	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$467	$—	$467
Commodity contracts	Derivative instruments — non-current assets	—	—	—
Total derivatives assets		$467	$—	$467
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$59,262	$(2,318)	$56,944
Commodity contracts	Derivative instruments — non-current liabilities	38,426	(812)	37,614
Total derivatives liabilities		$97,688	$(3,130)	$94,558

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	Successor
	March 31, 2021	December 31, 2020

	(In thousands)
Proved oil and gas properties	$799,068	$770,117
Less: Accumulated depreciation, depletion and amortization	(38,530)	(12,403)
Proved oil and gas properties, net	760,538	757,714
Unproved oil and gas properties	40,260	40,211
Other property and equipment	936,224	935,950
Less: Accumulated depreciation	(17,473)	(5,088)
Other property and equipment, net	918,751	930,862
Total property, plant and equipment, net	$1,719,549	$1,728,787
9. Divestitures
On March 22, 2021, the Company completed the sale of certain well services equipment and inventory in connection with its 2020 exit from the well services business for cash proceeds of $2.6 million and a $2.9 million 6.6% promissory note due within one year. During the three months ended March 31, 2021 (Successor), the Company recognized a net loss on sale of properties of $0.1 million. During the three months ended March 31, 2020 (Predecessor), the Company recognized a net gain on sale of properties of $11.5 million associated with certain divested oil and gas properties in the Company’s E&P segment.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	Successor
	March 31, 2021	December 31, 2020

	(In thousands)
Oasis Credit Facility	$—	$260,000

OMP Credit Facility	234,000	450,000
OMP Senior Notes	450,000	—
Less: unamortized deferred financing costs on OMP Senior Notes	(9,762)	—
Total OMP long-term debt	674,238	450,000

Total long-term debt	$674,238	$710,000
Oasis Credit Facility
The Company has a senior secured revolving credit facility (the “Oasis Credit Facility”) among Oasis Petroleum Inc., as parent, OPNA, as borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and the lenders party thereto, which has a maturity date of May 19, 2024. On March 22, 2021, the Company entered into the Second Amendment to the Oasis Credit Facility to, among other things, (i) provide for the occurrence of the transactions pursuant to the Midstream Simplification, (ii) decrease the borrowing base from $575.0 million to $500.0 million, (iii) decrease the aggregate lender commitments from $575.0 million to $450.0 million, (iv) provide the ability to initiate certain share-repurchases, (v) reduce the rolling hedging requirement and add incremental flexibility to allow for restructuring of existing hedge positions and (vi) decrease the LIBOR floor from 1.00% to 0.25%.
The applicable margin for borrowings under the Oasis Credit Facility is based on the total outstanding borrowings (including the amount of all outstanding letters of credit) in relation to the borrowing base and varies from (a) in the case of LIBOR loans (“Eurodollar Loans”), 3.00% to 4.00%, and (b) in the case of domestic bank prime rate interest loans (“ABR Loans”) or swingline loans, 2.00% to 3.00%. The unused portion of the Oasis Credit Facility is subject to a commitment fee of 0.50%.
At March 31, 2021, the Company had no borrowings outstanding and $1.3 million of outstanding letters of credit under the Oasis Credit Facility, resulting in an unused borrowing capacity of $448.7 million. For the three months ended March 31, 2021, the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.3%. The fair value of the Oasis Credit Facility approximates its carrying value since borrowings under the Oasis Credit Facility bear interest at variable rates, which are tied to current market rates.
The Oasis Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of OPNA and the restricted subsidiaries under the Oasis Credit Facility. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. There are no cross-default provisions between the Oasis Credit Facility and the indebtedness of OMP and its restricted subsidiaries, other than to the extent that any “DevCo” (as defined in the Oasis Credit Facility) then exists that is owned in part by OMP and in part by the Company, in which case the Oasis Credit Facility contains a cross-default in the event that any material debt of such DevCo is accelerated prior to its scheduled maturity. The Company was in compliance with the financial covenants under the Oasis Credit Facility at March 31, 2021.
OMP Debt
OMP Credit Facility. OMP has a senior secured revolving credit facility (the “OMP Credit Facility”) among OMP, as parent, OMP Operating LLC, as borrower, Wells Fargo, as administrative agent and the lenders party thereto. On March 22, 2021, OMP entered into the Fourth Amendment to the OMP Credit Facility to, among other things, (i) provide for the occurrence of the transactions pursuant to the Midstream Simplification, (ii) amend the consolidated total leverage ratio financial covenant to no greater than 5.00 to 1.00, (iii) amend the consolidated senior secured leverage ratio to no greater than 3.00 to 1.00, (iv) amend the consolidated interest coverage ratio to no less than 2.50 to 1.00, (v) provide for the issuance of the OMP Senior Notes (defined below), (vi) decrease the aggregate lender commitments from $575.0 million to $450.0 million, (vii) increase pricing for credit under the OMP Credit Facility and (viii) extend the maturity date from September 25, 2022 until at least September 30, 2024.
The applicable margin for borrowings under the OMP Credit Facility is based on the OMP’s most recently tested consolidated total leverage ratio and varies from (a) in the case of Eurodollar Loans, 2.25% to 3.25%, and (b) in the case of ABR Loans or swingline loans, 1.25% to 2.25%. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%.
At March 31, 2021, the aggregate commitments under the OMP Credit Facility were $450.0 million, and the Company had $234.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $210.5 million. For the three months ended March 31, 2021, the weighted average interest rate incurred on borrowings under the OMP Credit Facility was 2.1%. The fair value of the OMP Credit Facility approximates its carrying value since borrowings under the OMP Credit Facility bear interest at variable rates, which are tied to current market rates.
The OMP Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of OMP and the restricted subsidiaries under the OMP Credit Facility. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the OMP Credit Facility to be immediately due and payable. There are no cross-default provisions between OMP Credit Facility and the Oasis Credit Facility. OMP was in compliance with the financial covenants under the OMP Credit Facility at March 31, 2021.
OMP Senior Notes. On March 30, 2021, OMP and OMP Finance Corp. (“OMP Finance” and together with OMP, the “OMP Issuers”) issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “OMP Senior Notes”). The OMP Senior Notes were issued at par and resulted in net proceeds, after deducting the underwriters’ gross spread, of $442.1 million. OMP used the net proceeds from the OMP Senior Notes to: (i) make a distribution to OMS Holdings of $231.5 million in connection with the Midstream Simplification, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the OMP Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. In connection with the issuance of the OMP Senior Notes, OMP recorded deferred financing costs of $9.8 million which are being amortized over the term of the OMP Senior Notes.
Interest on the OMP Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2021. The fair value of the OMP Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $460.1 million at March 31, 2021.
The OMP Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the OMP Issuers, along with OMP’s wholly-owned subsidiaries (the “Guarantors”). The OMP Senior Notes guarantees are joint and several obligations of the Guarantors. The OMP Issuers and the Guarantors do not have any significant restrictions on the ability to obtain funds from its subsidiaries by dividend or loan. In addition, there are no restrictions on the subsidiaries to transfer funds, and as such, there are no restricted net assets to disclose.

The indenture governing the OMP Senior Notes contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit OMP’s ability and the ability of its restricted subsidiaries, including OMP Finance, to incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, make certain investments, declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, transfer or sell assets including equity of restricted subsidiaries, agree to payment restrictions affecting OMP’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens and designate certain of OMP’s subsidiaries as unrestricted subsidiaries. In addition, the indenture governing the OMP Senior Notes contains cross-default provisions with other indebtedness of OMP and its restricted subsidiaries. There are no cross-default provisions between the OMP Senior Notes and the Oasis Credit Facility.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2021:

(In thousands)
Balance at December 31, 2020 (Successor)	$48,594
Liabilities incurred during period	4
Accretion expense during period	1,032
Balance at March 31, 2021 (Successor)	$49,630
Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At March 31, 2021 (Successor) and December 31, 2020 (Successor), the current portion of the total ARO balance was approximately $2.2 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
12. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2021 (Successor) and March 31, 2020 (Predecessor) was 9.4% and 5.6%, respectively.
The effective tax rates for the three months ended March 31, 2021 and 2020 were lower than the statutory federal rate of 21% as a result of the Company’s valuation allowance, which was initially recorded against substantially all of the Company’s net deferred tax assets as of March 31, 2020 and was maintained as of March 31, 2021.
Valuation allowance. The Company’s valuation allowance as of March 31, 2021 was $570.3 million, which increased $4.9 million from $565.4 million as of December 31, 2020. The Company concluded it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and as such, recorded a valuation allowance on these assets. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years, excluding the impact of the voluntary restructuring under Chapter 11 of the Bankruptcy Code in 2020. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth. As such, the Company will continue to assess the valuation allowance on an ongoing basis.
13. Equity-Based Compensation
Successor equity-based compensation
The Compensation Committee has approved the grant of certain awards under the Company’s 2020 Long Term Incentive Plan (“2020 LTIP”), which consists of restricted stock units (“RSUs”), performance share units (“PSUs”) and leveraged stock units (“LSUs”).
Restricted stock units. RSUs are contingent shares that are scheduled to vest 25% each year over a four-year period to promote retention of key employees. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification, and compensation expense is recognized ratably over the requisite service period. The Company accounts for RSUs as equity-classified awards pursuant to the FASB’s authoritative guidance for share-based payments. During the three months ended March 31, 2021, the Company granted 399,861 RSUs with a weighted average grant date per share value of $49.84. During the three months ended March 31, 2021, the Company recorded equity-based compensation expense for RSUs of $0.6 million in general and administrative expenses on its Condensed Consolidated Statement of Operations.

Performance share units. PSUs are contingent shares that may be earned over three-year and four-year performance periods. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance periods, with 50% of the PSU awards eligible to be earned based on performance relative to a certain group of the Company’s oil and gas peers and 50% of the PSU awards eligible to be earned based on performance relative to the broad-based Russell 2000 index. Depending on the Company’s TSR performance relative to the defined peer group, award recipients may earn between 0% and 150% of target. The Company accounts for PSUs as equity-classified awards pursuant to the FASB’s authoritative guidance for share-based payments.
During the three months ended March 31, 2021, the Company granted 139,935 PSUs with a weighted average grant date per share value of $56.34. During the three months ended March 31, 2021, the Company recorded equity-based compensation expense for PSUs of $0.3 million in general and administrative expenses on its Condensed Consolidated Statement of Operations.
Leveraged stock units. LSUs are contingent shares that may be earned over a three-year or four-year performance period. The number of LSUs to be earned is subject to a market condition, which is based on the TSR performance of the Company’s common stock measured against specific premium return objectives. Depending on the Company’s TSR performance, award recipients may earn between 0% and 300% of target; however, the number of shares delivered in respect to these awards during the grant cycle may not exceed ten times the fair value of the award on the grant date. The Company accounts for LSUs as equity-classified awards pursuant to the FASB’s authoritative guidance for share-based payments.
During the three months ended March 31, 2021, the Company granted 187,822 LSUs with a weighted average grant date per share value of $70.93. During the three months ended March 31, 2021, the Company recorded equity-based compensation expense for LSUs of $0.4 million in general and administrative expenses on its Condensed Consolidated Statement of Operations.
Fair value assumptions. The aggregate grant date fair value of PSUs and LSUs was determined using a Monte Carlo simulation model. The Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. The key valuation assumptions for the Monte Carlo model are the forecast period, risk-free interest rate, implied equity volatility, stock price on the date of grant and, for PSUs, correlation coefficient. The risk-free interest rates are the U.S. Treasury bond rates on the date of grant that correspond to each performance period. Implied equity volatility is derived by solving for an asset volatility and equity volatility based on the leverage of the Company and each of its peers. For the PSUs, the correlation coefficient measures the strength of the linear relationship between and amongst the Company and its peers based on historical stock price data.
The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expenses of the PSUs and LSUs granted on January 18, 2021 and February 11, 2021, respectively:

Grant date	January 18, 2021	February 11, 2021
Forecast period (years)	3 - 4	3 - 4
Risk-free interest rates	0.1% - 1.9%	0.1% - 1.9%
Implied equity volatility	55% - 60%	55% - 60%
Stock price on date of grant	$44.41	$49.66
Restricted stock awards. The Company has granted restricted stock awards to its directors under the 2020 LTIP, which vest one-third annually over a three-year period subject to a service condition. The fair value of restricted stock awards is based on the closing sales price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period. During the three months ended March 31, 2021, the Company recorded equity-based compensation expense for restricted stock awards of $0.3 million in general and administrative expenses on its Condensed Consolidated Statement of Operations.
Class B Units in OMP GP
OMP GP previously granted restricted Class B Units to certain employees, including OMP’s named executive officers, as consideration for services to the Company. On March 30, 2021, in connection with the Midstream Simplification, certain Class B Units representing membership interests in OMP GP that were previously issued to OMP’s named executive officers were converted into and exchanged for the right to receive restricted common units in OMP, subject to the following vesting schedule: (i) 34% vested on March 30, 2021, (ii) 33% will vest on March 30, 2022 and (iii) 33% will vest on March 30, 2023. As of March 31, 2021, the unamortized grant date fair value related to the unvested OMP restricted common units was $0.5 million and will be recognized over a remaining life of approximately two years.

Predecessor equity-based compensation
The Predecessor previously granted equity-classified restricted stock awards and PSUs under its Amended and Restated 2010 Long Term Incentive Plan (the “Predecessor 2010 LTIP”). The fair value of restricted stock grants was based on the closing sales price of the Predecessor’s common stock on the date of grant and compensation expense is recognized ratably over the requisite service period in accordance with GAAP. For the three months ended March 31, 2020, the Predecessor recorded equity-based compensation expense of $4.4 million related to restricted stock awards and $2.3 million related to PSUs in general and administrative expenses on its Condensed Consolidated Statements of Operations. On the Emergence Date and pursuant to the Company’s restructuring plan, all outstanding unvested restricted stock awards and PSUs granted under the Predecessor 2010 LTIP vested. There were no outstanding Predecessor restricted stock awards and PSUs at March 31, 2021 or December 31, 2020.
14. Stockholders’ Equity
Dividends. On February 24, 2021, the Company declared a dividend of $0.375 per share of common stock. The dividend of $7.5 million was paid on March 22, 2021 to shareholders of record as of March 8, 2021.
On May 3, 2021, the Company declared a dividend of $0.375 per share of common stock payable as of May 31, 2021 to shareholders of record as of May 17, 2021.
Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share repurchase program. In March 2021, the Board of Directors authorized a share-repurchase program covering up to $100.0 million of the Company's common stock. There were no shares purchased under this program during the three months ended March 31, 2021.
Warrants. As of March 31, 2021, there were 1,621,538 warrants outstanding. The warrants, which are classified as equity, are initially exercisable to purchase one share of common stock per warrant at an initial exercise price of $94.57 per warrant (the “Exercise Price”). The warrants are exercisable from the date of issuance until November 19, 2024, at which time all unexercised warrants will expire and the rights of the holders of such warrants to purchase common stock will terminate. The number of shares of common stock for which a warrant is exercisable, and the Exercise Price, are subject to adjustment from time to time upon the occurrence of certain events, including: (1) stock splits, reverse stock splits or stock dividends to holders of common stock or (2) a reclassification in respect of common stock.
15. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Oasis common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the effect of potentially dilutive shares outstanding for the period using the treasury stock method, unless its effect is anti-dilutive. For the Successor period, potentially dilutive shares outstanding include unvested restricted stock awards, warrants and contingently issuable shares related to RSUs, PSUs and LSUs. For the Predecessor period, potentially dilutive shares outstanding included Predecessor unvested restricted stock awards, Predecessor contingently issuable shares related to PSUs and Predecessor senior convertible notes. There were no adjustments made to the income (loss) attributable to Oasis available to common stockholders in the calculation of diluted earnings (loss) per share during either the Successor period or Predecessor period.
The following table summarizes the basic and diluted weighted average common shares outstanding and the weighted average common shares excluded from the calculation of diluted weighted average common shares outstanding due to the anti-dilutive effect for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Weighted average common shares outstanding:
Basic and diluted	20,000	316,828

Anti-dilutive weighted average common shares:
Potential common shares	2,265	11,166
For the three months ended March 31, 2021 (Successor) and for the three months ended March 31, 2020 (Predecessor), the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of all potentially dilutive shares. For the Predecessor period, the conversion value of the Predecessor senior convertible notes did not exceed the principal amount; accordingly, there was no impact to diluted earnings per share.
For the three months ended March 31, 2021, basic and diluted weighted average common shares outstanding of 20 million common shares in the table above was corrected from 19.8 million common shares in the Company’s press release furnished as Exhibit 99.1 on the Current Report on Form 8-K filed with the SEC on May 3, 2021. In addition, basic and diluted loss per share for the three months ended March 31, 2021 (Successor) of a $2.18 loss per share on the Condensed Consolidated Statement of Operations was corrected from a $2.20 loss per share in the Company’s press release furnished as Exhibit 99.1 on the Current Report on Form 8-K filed with the SEC on May 3, 2021.
16. Business Segment Information
The Company has two reportable segments: E&P and midstream. The Company’s E&P business segment is engaged in the acquisition and development of oil and gas properties. Revenues for the E&P business segment are primarily derived from the sale of crude oil and natural gas production.
The Company’s midstream business segment performs midstream services including: (i) natural gas gathering, compression, processing, gas lift supply; (ii) crude oil gathering, terminaling and transportation; (iii) produced and flowback water gathering and disposal; and (iv) freshwater supply and distribution. Revenues for the midstream segment are derived from performing these services to the Company’s E&P segment, as well as third-party producers. The revenues and expenses related to services provided by the midstream segment for the Company’s ownership interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated interest owners and third-party customers are included in the Company’s Condensed Consolidated Statements of Operations.
The Company’s corporate activities have been allocated to the supported business segments accordingly. Management evaluates the performance of the Company’s business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization.
The following table summarizes financial information for the Company’s two business segments for the periods presented:

	E&P	Midstream	Eliminations	Consolidated

	(In thousands)
Successor
Three months ended March 31, 2021:
Revenues from non-affiliates	$282,698	$72,761	$—	$355,459
Inter-segment revenues	—	41,356	(41,356)	—
Total revenues	282,698	114,117	(41,356)	355,459
Operating income	103,180	48,667	(1,012)	150,835
Total other income (expense), net	(185,896)	(3,858)	—	(189,754)
Income (loss) before income taxes including non-controlling interests	$(82,716)	$44,809	$(1,012)	$(38,919)
Lease operating expenses	$51,064	$—	$(15,804)	$35,260
Gathering, processing and transportation expenses	28,105	—	(12,394)	15,711
General and administrative expenses	15,675	8,560	(3,498)	20,737
Equity-based compensation expenses	1,688	510	—	2,198

Predecessor
Three months ended March 31, 2020:
Revenues from non-affiliates	$331,387	$56,411	$—	$387,798
Inter-segment revenues	—	68,544	(68,544)	—
Total revenues	331,387	124,955	(68,544)	387,798

Operating loss	(4,817,255)	(42,226)	(3,047)	(4,862,528)
Total other income (expense), net	303,998	(30,483)	—	273,515
Loss before income taxes including non-controlling interests	$(4,513,257)	$(72,709)	$(3,047)	$(4,589,013)
Lease operating expenses	$65,813	$—	$(16,044)	$49,769
Gathering, processing and transportation expenses	42,714	—	(13,250)	29,464
General and administrative expenses	26,673	8,602	(4,101)	31,174
Equity-based compensation expenses	6,596	428	(217)	6,807

Successor
At March 31, 2021:
Property, plant and equipment, net	$836,605	$883,730	$(786)	$1,719,549
Total assets	1,244,395	1,053,569	(786)	2,297,178
At December 31, 2020:
Property, plant and equipment, net	$837,020	$892,043	$(276)	$1,728,787
Total assets	1,093,253	1,066,060	(276)	2,159,037

17. Commitments and Contingencies
As of March 31, 2021, the Company’s material off-balance sheet arrangements and transactions include $6.8 million in outstanding letters of credit under the revolving credit facilities and $7.2 million in net surety bond exposure issued as financial assurance on certain agreements.
There have been no material changes to the Company’s commitments and contingencies disclosed in Note 24 — Commitments and Contingencies in the Company’s 2020 Annual Report other than items discussed below.
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
Mirada litigation. As previously disclosed in the Company’s 2020 Annual Report, the Company entered into a Settlement and Mutual Release Agreement (the “Mirada Settlement Agreement”) with Mirada Energy, LLC and certain related parties (“Mirada”) on September 28, 2020. The Mirada Settlement Agreement provides for, among other things, payment by OPNA to Mirada of $42.8 million. The Company paid Mirada $20.0 million on the Emergence Date. As of March 31, 2021, the Company has an accrual for the $22.8 million balance due recorded under accrued liabilities on its Condensed Consolidated Balance Sheet.
18. Subsequent Events
On May 3, 2021, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with QEP Energy Company, a wholly-owned subsidiary of Diamondback Energy, Inc., to acquire approximately 95,000 net acres in the Williston Basin (the “2021 Williston Acquisition”) in a cash transaction for aggregate consideration of approximately $745.0 million, subject to customary purchase price adjustments (the “Purchase Price”). The Purchase Price is expected to be financed through cash on hand, borrowings under the Oasis Credit Facility and a $500.0 million fully-committed underwritten Bridge Facility (as defined below). The Company expects to replace the Bridge Facility with an issuance of high-yield debt financing prior to the closing date.The transaction was approved unanimously by the board of the directors of each company. The effective date of the 2021 Williston Acquisition is April 1, 2021, and closing is expected to occur in July 2021, subject to customary closing conditions.

Bridge Facility. On May 3, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (collectively, with any additional arrangers that may be appointed, the “Arrangers”) pursuant to which the Arrangers have committed to provide, subject to the terms and conditions set forth in the Commitment Letter, a $500.0 million senior secured second lien facility (the “Bridge Facility,” and the provision of the Bridge Facility as set forth in the Commitment Letter, the “Bridge Financing”). The Bridge Facility will be available, subject to the satisfaction of customary conditions, to finance the transactions contemplated by the Purchase Agreement and to pay fees and expenses related thereto to the extent that the Company does not finance such consideration and fees and expenses through available cash on hand, borrowings under the Company’s credit facility and the placement of high yield debt securities as described above. The Bridge Facility will contain certain representations and warranties, certain affirmative covenants, certain negative covenants and certain conditions and events of default that are customarily required for similar financings.
Amendment to Oasis Credit Facility. On May 3, 2021, the Company entered into the Third Amendment to the Oasis Credit Facilityto, among other things, (i) provide the ability to incur loans pursuant to a customary bridge loan facility, (ii) add customary terms allowing for the incurrence of second liens, (iii) eliminate restrictions on the ability to make deposits of cash and/or cash equivalents in connection with any letter of intent or purchase agreement for certain acquisitions or investments, (iv) remove limitations on the making of capital expenditures and (v) provide for improvements and conforming changes to terms to facilitate acquisitions and investments.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the related impacts to energy demand, our businesses, operations, earnings and results. In particular, the factors discussed below and detailed under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil and natural gas;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas;
•the effect of a surplus of crude oil and natural gas inventory stored in the U.S. and elsewhere, and the impact that such inventory surplus ultimately has on the timing of a return to market conditions that support increased drilling and production activities in the U.S.;
•general economic conditions;
•our business strategy;
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
•gathering, transportation and marketing of crude oil and natural gas, both in the Williston and Permian Basins and other regions in the U.S.;
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
•our ability to comply with the covenants under our credit agreements and other indebtedness;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•interruptions in service and fluctuations in tariff provisions of third-party connecting pipelines;
•potential effects arising from cyber threats, terrorist attacks and any consequential or other hostilities;
•changes in environmental, safety and other laws and regulations;
•execution of our environmental, social and governance (“ESG”) initiatives;
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
•plans, objectives, expectations and intentions contained in this report that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2020 Annual Report and in our other SEC filings.
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

Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC (“OPNA”) and Oasis Petroleum Permian LLC conduct our E&P activities and own our oil and gas properties located in the North Dakota and Montana regions of the Williston Basin and the Texas region of the Permian Basin, respectively. In addition to our E&P segment, we also operate a midstream business through Oasis Midstream Partners LP (“OMP”), a leading gathering and processing master limited partnership that owns, develops, operates and acquires a diversified portfolio of midstream assets in North America. We own OMP’s general partner and approximately 77% of OMP. We derive significant cash flows from the midstream segment through distributions from our ownership of OMP limited partner units.
Recent Developments
2021 Williston Acquisition
On May 3, 2021, Oasis entered into a purchase and sale agreement with QEP Energy Company, a wholly-owned subsidiary of Diamondback Energy, Inc., to acquire approximately 95,000 net acres in the Williston Basin (the “2021 Williston Acquisition”) in a cash transaction for aggregate consideration of approximately $745.0 million, subject to customary purchase price adjustments (the “Purchase Price”). The Purchase Price is expected to be financed through cash on hand, borrowings under the Oasis Credit Facility and a $500.0 million fully committed underwritten bridge loan that is expected to be replaced with an issuance of high-yield debt financing prior to the closing of the transaction. The transaction was approved unanimously by the board of the directors of each company. The effective date of the 2021 Williston Acquisition is April 1, 2021 and closing is expected to occur in July 2021, subject to customary closing conditions.
Change in Chief Executive Officer
On April 14, 2021, Daniel E. Brown was appointed Chief Executive Officer of the Company. At the same time, Mr. Brown was also appointed to the Company’s Board of Directors. Mr. Brown replaces Douglas E. Brooks, who was previously appointed to serve as Chief Executive Officer on an interim basis. Mr. Brooks will continue to serve in his role as Board Chair.
Dakota Access Pipeline
The U.S. Army Corps of Engineers (“Corps”) is currently conducting a court-ordered environmental review to determine whether the Dakota Access Pipeline (“DAPL”) poses a threat to the drinking water supply of the Standing Rock Sioux Reservation. Once this review is finished, which completion is anticipated by no later than early 2022, the Corps will determine whether DAPL is safe to operate or must be permanently shut down. On April 9, 2021, the Biden Administration announced that the Corps will not take immediate action to shut down DAPL while it conducts the environmental review. U.S. District Judge James Boasberg, who is set to rule on the Standing Rock Sioux Tribe’s request for an injunction shutting down DAPL while the environmental review is being conducted, granted a 10-day continuance following the Biden Administration’s announcement and is expected to render a decision as early as May 2021.
Midstream Simplification
On March 30, 2021, we closed on the transactions contemplated by a contribution and simplification agreement pursuant to which we contributed our remaining 64.7% interest in Bobcat DevCo LLC (“Bobcat DevCo”) and remaining 30.0% interest in Beartooth DevCo LLC (“Beartooth DevCo”) to OMP as well as eliminated OMP’s incentive distribution rights for total consideration of approximately $512.5 million, including cash consideration of $231.5 million and 14.8 million OMP common units (the “Midstream Simplification”). The effective date for the Midstream Simplification was January 1, 2021. Following the Midstream Simplification, we own approximately 77% of the limited partnership interests in OMP and none of the limited liability company interests in Bobcat DevCo or Beartooth DevCo. See “Item 1. — Financial Statements (Unaudited)—Note 2—Summary of Significant Accounting Policies—Basis of Presentation” for more information.
Market Conditions and COVID-19
Market conditions have improved but remain uncertain as the worldwide response to COVID-19 continues to evolve. Federal, state and local public health and governmental authorities have begun implementation of programs to administer vaccines, and certain regions across the United States have begun to partially lift restrictions previously imposed to contain the spread of COVID-19. Global economic activity levels have improved as these restrictions have begun to be lifted, and energy demand has gradually increased. Despite moderate improvements in market conditions, uncertainties related to COVID-19 remain, including the impact of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. In response to the current economic environment and impacts of COVID-19, we reduced our workforce during the first quarter of 2021 to adjust our business to expected lower levels of activity and operate in a sustainable and cost-efficient manner.

In response to the outbreak of the COVID-19 pandemic in 2020, we adopted a work-from-home system for all office-based employees and deployed additional safety protocols at our operating sites in order to keep the field-based employees and contractors supporting our operations safe while continuing operations running without material disruption. Our Crisis Management Team continues to monitor public health data and guidance, engages with peer companies, and participates with industry associations to ensure alignment with guidance for employee health and safety. In the first quarter of 2021, we began a phased return-to-office program while continuing to follow enhanced safety standards and best practices, including enhanced daily cleaning in common spaces of office locations, required use of facial coverings in common spaces, restricting use of conference rooms and group gatherings, adherence to social distancing requirements and establishing training requirements and procedures.
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, natural gas and NGLs can fluctuate widely in response to relatively minor changes in the global and regional supply of and demand for crude oil, natural gas and NGLs, as well as market uncertainty, economic conditions and a variety of additional factors. Commodity prices have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future. Commodity prices have moderately increased in recent months due to improving economic activity and increased energy demand following government sponsored stimulus programs and easing of COVID-19 restrictions in certain regions. Following historic production cuts in 2020 to balance oil markets, OPEC and other non-OPEC oil-producing countries, including Russia, announced plans on April 1, 2021 to gradually curb previously implemented production cuts in response to improved economic activity and reductions in the surplus of inventory. Despite commodity price increases in recent months, uncertainties related to COVID-19 and the balance between the supply of and demand for crude oil and natural gas remain.
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. During the first quarter of 2021, our crude oil price differentials averaged $1.58 per barrel discount to the NYMEX West Texas Intermediate crude oil index price (“NYMEX WTI”). Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows.
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of March 31, 2021, 90% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems.
Highlights:
•Completed simplification of midstream business through sale of remaining interests in Bobcat DevCo and Beartooth DevCo to OMP and elimination of IDRs.
•Declared a dividend for first quarter of 2021 of $0.375 per share of common stock. The dividend will be payable as of May 31, 2021 to shareholders of record as of May 17, 2021.
•Authorized $100.0 million share-repurchase program.
•Production volumes averaged 57,205 barrels of oil equivalent per day (“Boepd”) (64% oil) in the first quarter of 2021.
•E&P and other capital expenditures, excluding capitalized interest, were $28.6 million in the first quarter of 2021.
•E&P lease operating expense (“LOE”) was $9.92 per barrel of oil equivalent (“Boe”) in the first quarter of 2021.
•Crude oil differentials averaged $1.58 to NYMEX WTI in the first quarter of 2021.
•Net cash provided by operating activities was $190.4 million for the three months ended March 31, 2021. Adjusted EBITDA attributable to Oasis, a non-GAAP financial measure, was $126.0 million for the three months ended March 31, 2021. See “Non-GAAP Financial Measures” below.
•Continued focus on ESG with strong natural gas and liquids pipeline capture, as well as dedication to strong governance exemplified by the separation of Board Chair and CEO.

Results of Operations
Comparability
Upon our emergence from bankruptcy on November 19, 2020 (the “Emergence Date”), we adopted fresh start accounting, which resulted in us becoming a new entity for financial reporting purposes. Accordingly, the condensed consolidated financial statements on or after the Emergence Date are not comparable to the condensed consolidated financial statements prior to the Emergence Date. References to “Successor” relate to our financial position and results of operations as of and subsequent to the Emergence Date. References to “Predecessor” relate to our financial position prior to, and our results of operations through and including, the Emergence Date. Upon adoption of fresh start accounting, our assets and liabilities were recorded at their estimated fair values as of the Emergence Date. As a result, the impact to the comparability of the Predecessor and Successor results is generally limited to those areas associated with the basis in and accounting for our oil and gas and other properties.
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
Our midstream revenues are primarily derived from natural gas gathering, compression, processing and gas lift supply, sales of residue gas and NGLs related to third-party natural gas purchase arrangements, produced and flowback water gathering and disposal, crude oil gathering, terminaling and transportation and fresh water distribution. Our other services revenues are derived from equipment rentals, and also include revenues from well completion services prior to our exit from the well services business in the first quarter of 2020 (the “Well Services Exit”). A significant portion of our midstream revenues and all of our other services revenues are from services performed for our operated wells. Intercompany revenues for work performed for our ownership interests are eliminated in consolidation, and only the revenues related to non-affiliated interest owners and other third-party customers are included in midstream and other services revenues.

The following table summarizes our revenues, production data and sales prices for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from October 1, 2020 through November 19, 2020	Three Months Ended March 31, 2020

Revenues (in thousands)
Crude oil revenues	$185,818	$69,075	$73,908	$212,793
Natural gas revenues	59,643	17,367	17,142	26,335
Purchased oil and gas sales	48,460	7,227	18,543	86,278
Midstream revenues	61,312	26,031	28,467	56,411
Other services revenues	226	215	150	5,981
Total revenues	$355,459	$119,915	$138,210	$387,798
Production data
Williston Basin
Crude oil (MBbls)	2,787	1,336	1,633	4,421
Natural gas (MMcf)	10,291	4,644	5,834	13,429
Oil equivalents (MBoe)	4,502	2,111	2,604	6,659
Average daily production (Boepd)	50,019	50,256	52,080	73,178
Permian Basin
Crude oil (MBbls)	526	257	330	502
Natural gas (MMcf)	724	364	484	747
Oil equivalents (MBoe)	647	317	410	627
Average daily production (Boepd)	7,186	7,553	8,206	6,888
Total average daily production (Boepd)	57,205	57,809	60,286	80,066
Average sales prices
Crude oil (per Bbl)
Average sales price	$56.09	$43.36	$37.65	$43.22
Effect of derivative settlements(1)	(6.98)	—	0.10	1.02
Average realized price after the effect of derivative settlements(1)	$49.11	$43.36	$37.75	$44.24
Natural gas (per Mcf)(2)
Average sales price	5.41	3.47	2.71	1.86
Effect of derivative settlements(1)	0.05	(0.02)	—	—
Average realized price after the effect of derivative settlements(1)	$5.46	$3.45	$2.71	$1.86
____________________
(1)The effect of derivative settlements includes the cash received or paid for the gains or losses on commodity derivatives settled in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
(2)Natural gas prices include the value for natural gas and NGLs.

Three months ended March 31, 2021 as compared to three months ended December 31, 2020
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $68.0 million to $245.5 million during the three months ended March 31, 2021. This increase was primarily driven by a $83.3 million increase due to higher crude oil and natural gas sales prices, offset by a $15.3 million decrease driven by lower crude oil and natural gas production amounts sold quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $15.88 per barrel quarter over quarter to an average of $56.09 per barrel for the three months ended March 31, 2021. Average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $2.36 per Mcf quarter over quarter to an average of $5.41 per Mcf for the three months ended March 31, 2021. Average daily production sold decreased by 1,959 Boepd to 57,205 Boepd quarter over quarter primarily driven by a decrease in crude oil production as a result of the natural decline in production from wells that were producing as of December 31, 2020.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, increased $22.7 million to $48.5 million for the three months ended March 31, 2021. The increase was primarily due to higher crude oil sales prices quarter over quarter, coupled with an increase in crude oil volumes purchased and then subsequently sold in the Williston Basin and the Permian Basin.
Midstream revenues. Midstream revenues increased $6.8 million to $61.3 million during the three months ended March 31, 2021. This increase was primarily driven by a $4.8 million increase related to higher natural gas revenues associated with volumes from third party producers, coupled with a $2.8 million increase related to an increase in natural gas volumes serviced from our operated wells. These increases were partially offset by a $0.7 million decrease in produced water revenues related to lower produced water volumes.
Three months ended March 31, 2021 as compared to three months ended March 31, 2020
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $6.4 million to $245.5 million during the three months ended March 31, 2021. This increase was primarily driven by a $113.8 million increase due to higher crude oil and natural gas sales prices, offset by a $107.5 million decrease due to the lower crude oil and natural gas production amounts sold period over period. Average crude oil sales prices, without derivative settlements, increased by $12.87 per barrel to an average of $56.09 per barrel, and average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $3.55 per Mcf to an average of $5.41 per Mcf for the three months ended March 31, 2021. Average daily production sold decreased by 22,861 Boepd to 57,205 Boepd period over period. The decrease in average daily production sold period over period was driven by a reduction in new wells coming online due to a decrease in well completion activity.
Purchased oil and gas sales. Purchased oil and gas sales decreased $37.8 million to $48.5 million for the three months ended March 31, 2021. This decrease was primarily due to lower crude oil volumes purchased and then subsequently sold in the Williston Basin, partially offset by higher crude oil volumes purchased and then subsequently sold in the Permian Basin and higher crude oil sales prices period over period.
Midstream revenues. Midstream revenues were $61.3 million for the three months ended March 31, 2021, which was a $4.9 million increase period over period. This increase was driven by a $15.0 million increase related to higher natural gas revenues associated with volumes from third party producers, offset by a $3.9 million decrease related to a decline in natural gas volumes serviced from our operated wells, a $3.8 million decrease in produced water revenues and a $1.7 million decrease in freshwater revenues.
Other services revenues. Other services revenues decreased by $5.8 million to $0.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by a decrease in well completion revenues due to the Well Services Exit.

Expenses and other income (expenses)
The following table summarizes our operating expenses and other income (expenses) for the periods presented (in thousands, except per Boe of production):

	Successor		Predecessor
	Three Months Ended March 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from October 1, 2020 through November 19, 2020	Three Months Ended March 31, 2020

Operating expenses
Lease operating expenses	$35,260	$17,841	$9,642	$49,769
Midstream expenses	27,898	10,572	10,632	13,084
Other services expenses	—	—	690	4,931
Gathering, processing and transportation expenses	15,711	9,124	12,339	29,464
Purchased oil and gas expenses	48,410	7,357	19,961	85,203
Production taxes	16,280	5,938	6,310	19,326
Depreciation, depletion and amortization	39,990	16,094	18,230	203,755
Exploration expenses	423	—	—	1,168
Impairment	3	—	108,568	4,823,678
General and administrative expenses	20,737	14,224	27,426	31,174
Total operating expenses	204,712	81,150	213,798	5,261,552
Gain (loss) on sale of properties	88	11	(1,256)	11,226
Operating income (loss)	150,835	38,776	(76,844)	(4,862,528)
Other income (expense)
Net gain (loss) on derivative instruments	(181,515)	(84,615)	(9,499)	285,322
Interest expense, net of capitalized interest	(8,697)	(3,168)	(3,950)	(95,757)
Gain on extinguishment of debt	—	—	—	83,887
Reorganization items, net	—	—	836,589	—
Other income (expense)	458	(402)	(653)	63
Total other income (expense), net	(189,754)	(88,185)	822,487	273,515
Income (loss) before income taxes	(38,919)	(49,409)	745,643	(4,589,013)
Income tax benefit	3,654	3,447	467	254,738
Net income (loss) including non-controlling interests	(35,265)	(45,962)	746,110	(4,334,275)
Less: Net income (loss) attributable to non-controlling interests	8,327	3,950	(73,065)	(23,414)
Net income (loss) attributable to Oasis	$(43,592)	$(49,912)	$819,175	$(4,310,861)
Costs and expenses (per Boe of production)
Lease operating expenses	$6.85	$7.35	$3.20	$6.83
Gathering, processing and transportation expenses	3.05	3.76	4.09	4.04
Production taxes	3.16	2.45	2.09	2.65

Three months ended March 31, 2021 as compared to three months ended December 31, 2020
Lease operating expenses. LOE increased $7.8 million to $35.3 million for the three months ended March 31, 2021. This increase was primarily due to accrual adjustments during the fourth quarter of 2020, offset by lower fixed costs quarter over quarter. LOE per Boe increased quarter over quarter to $6.85 per Boe. E&P LOE, which excludes impacts from our midstream segment, increased $2.93 to $9.92 per BOE for the first quarter of 2021.
Midstream expenses. Midstream expenses represent operating expenses related to midstream services provided to third parties as well as non-affiliated interest owners’ share of operating expenses incurred by our midstream business segment. Midstream expenses increased $6.7 million during the three months ended March 31, 2021, primarily due to an $8.0 million increase in natural gas purchases from third party producers, offset by a $0.7 million decrease in natural gas gathering, compression and processing expenses and a $0.3 million decrease related to lower water operating expenses.

Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses decreased $5.8 million during the three months ended March 31, 2021, primarily attributable to a $3.2 million decrease in natural gas gathering and processing expenses, coupled with a $1.6 million decrease in pipeline imbalances and a $0.9 million decrease in oil gathering and transportation expenses. GPT per Boe decreased $0.89 to $3.05 for the three months ended March 31, 2021 due to the lower aforementioned costs, partially offset by lower production volumes. E&P GPT per Boe, which excludes certain impacts from our midstream segment, decreased to $3.76 for the three months ended March 31, 2021. Cash GPT per Boe, which exclude non-cash valuation adjustments, decreased to $3.41 for the three months ended March 31, 2021. E&P GPT and Cash GPT are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, increased $21.1 million to $48.4 million for the three months ended March 31, 2021. The increase was primarily due to higher crude oil prices quarter over quarter, coupled with an increase in crude oil volumes purchased and then subsequently sold in the Williston Basin and the Permian Basin.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales decreased to 6.6% for the three months ended March 31, 2021. The decrease in production taxes as a percentage of crude oil and natural gas sales was primarily due to a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses increased $5.7 million to $40.0 million for the three months ended March 31, 2021 due to an increase in DD&A expenses related to our midstream business segment of $3.5 million.
Impairment. Impairment expense decreased $108.6 million quarter over quarter. There were no material asset impairment charges recorded during the three months ended March 31, 2021.
General and administrative expenses. General and administrative (“G&A”) expenses decreased $20.9 million to $20.7 million for the three months ended March 31, 2021. The decrease was primarily due to a reduction in compensation related expenses of $20.8 million during the three months ended March 31, 2021. All outstanding Predecessor share-based equity awards vested upon the Emergence Date, and the remaining unrecognized compensation cost for the vested awards was expensed in the 2020 Predecessor period. In addition, compensation expenses decreased quarter over quarter due to a decrease in employee headcount by 15% from 432 at December 31, 2020 to 368 at March 31, 2021.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip commodity price changes, our net loss on derivative instruments during the three months ended March 31, 2021 was $181.5 million, which included a realized loss of $22.6 million from net cash settlement payments.
Interest expense, net of capitalized interest. Interest expense increased $1.6 million to $8.7 million for the three months ended March 31, 2021 primarily due to a write-off of unamortized deferred financing costs associated with amendments to the Oasis Credit Facility and OMP Credit Facility (both as defined below under “Liquidity and Capital Resources”) during the first quarter of 2021. We accelerated $1.8 million of unamortized deferred financing costs on the Oasis Credit Facility and $1.1 million of unamortized deferred financing costs on the OMP Credit Facility. These increases were partially offset by a decrease in interest expense related to the Oasis Credit Facility due to fewer outstanding borrowings.
Reorganization items, net. There were no reorganization items recorded during the three months ended March 31, 2021. The reorganization items recorded by our Predecessor were items related to its restructuring under Chapter 11 of the Bankruptcy Code.
Income tax benefit. Our income tax benefit was recorded at 9.4% of pre-tax loss for the three months ended March 31, 2021. Our income tax benefit for the Successor period from November 20, 2020 to December 31, 2020 was recorded at 7.0% of pre-tax loss for such period and for the Predecessor period from October 1, 2020 to November 19, 2020 was recorded at (0.1)% of pre-tax income for such period. Our effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the Successor period from November 20, 2020 to December 31, 2020, primarily due to the impact of the change in the valuation allowance, offset by the impact of non-controlling interests. Our effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the Predecessor period from October 1, 2020 to November 19, 2020, primarily due to the impact of the change in the valuation allowance, offset by the impact of the discharge of indebtedness and other reorganization related expenses and non-controlling interests.

Three months ended March 31, 2021 as compared to three months ended March 31, 2020
Lease operating expenses. LOE decreased $14.5 million to $35.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily due to lower fixed costs, coupled with lower costs related to fewer produced and flowback water disposal volumes being transported and injected period over period. LOE per Boe increased $0.02 per Boe to $6.85 per Boe for the three months ended March 31, 2021. E&P LOE, which excludes impacts from our midstream segment, increased $0.89 to $9.92 per Boe for the three months ended March 31, 2021.
Midstream expenses. The $14.8 million increase in midstream expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily related to a $16.8 million increase in natural gas purchases from third party producers, driven by higher NGL and residue gas prices, offset by a $1.5 million decrease in water operating expenses as a result of lower activity.
Other services expenses. Other services expenses represent third party working interest owners’ share of expenses incurred related to equipment rental services provided to our operated wells, and prior to the Well Services Exit, also included the non-affiliated share of well completion service costs and costs of goods sold. The $4.9 million decrease for the three months ended March 31, 2021 was primarily attributable to a decrease in well completion expenses due to the Well Services Exit.
Gathering, processing and transportation expenses. GPT expenses decreased $13.8 million period over period, which was primarily attributable to a $6.4 million decrease in natural gas gathering and transportation expenses due to a decrease in production volumes, coupled with a $5.3 million decrease in crude oil gathering and transportation expenses. GPT per Boe decreased $0.99 to $3.05 for the three months ended March 31, 2021 due to the lower aforementioned expenses, offset by lower production volumes. E&P GPT per Boe was $3.76 for the three months ended March 31, 2021 as compared to $4.29 for the the three months ended March 31, 2020. Cash GPT per Boe decreased to $3.41 for the three months ended March 31, 2021 as compared to $4.01 for the three months ended March 31, 2020. E&P GPT and Cash GPT are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $36.8 million to $48.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to lower crude oil volumes purchased in the Williston Basin, partially offset by higher crude oil volumes purchased in the Permian Basin and higher crude oil prices period over period.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 6.6% and 8.1% for the three months ended March 31, 2021 and 2020, respectively. Production taxes as a percentage of crude oil and natural gas sales decreased period over period primarily due to a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization. DD&A expenses decreased $163.8 million to $40.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was a result of a decrease in the DD&A rate to $7.77 per Boe for the three months ended March 31, 2021 as compared to $27.97 per Boe for the three months ended March 31, 2020, coupled with decreased production during the three months ended March 31, 2021. The decrease in the DD&A rate was primarily due to a lower basis in our proved oil and gas properties as a result of write-downs during 2020.
Impairment. Impairment expense decreased $4.8 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. There were no material asset impairment charges taken during the three months ended March 31, 2021. Impairment expense of $4.8 billion for the three months ended March 31, 2020 was primarily due to the following:
•Proved oil and gas properties. We recorded an impairment charge of $4.4 billion on our proved oil and gas properties, including $3.8 billion in the Williston Basin and $637.3 million in the Permian Basin, for the three months ended March 31, 2020 primarily due to the significant decline in commodity prices.
•Unproved oil and gas properties. We recorded impairment losses on our unproved oil and gas properties of $291.3 million for the three months ended March 31, 2020 as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties.
•Other property and equipment. During the three months ended March 31, 2020, we recorded impairment charges of $108.3 million to reduce the carrying values of our midstream assets to their estimated fair values as a result of lower forecasted throughput volumes for our midstream assets driven by the significant decline in expected future commodity prices during the first quarter of 2020.
•Assets held for sale. During the three months ended March 31, 2020, we recorded an impairment loss of $14.5 million to write-off the net book value of certain well services equipment held for sale as of December 31, 2019 for which a sale was no longer probable to be completed within one year. In addition, we recorded an impairment loss of $1.4 million to adjust the carrying value of the remaining equipment held for sale related to the Well Services Exit to its estimated fair value less costs to sell.

•Inventory. During the three months ended March 31, 2020, we recorded impairment losses of $7.2 million and $1.3 million to adjust the carrying values of our crude oil inventory and long-term linefill inventory, respectively, to their net realizable values.
General and administrative expenses. G&A expenses decreased $10.4 million to $20.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to lower employee compensation expenses due to a 30% decrease in employee headcount period over period.
Gain (loss) on sale of properties. For the three months ended March 31, 2021, we recognized a $0.1 million net gain related to our sale of certain well services equipment and inventory in connection with the Well Services Exit. For the three months ended March 31, 2020, we recognized a $11.2 million net gain primarily related to the sale of certain oil and gas properties in the Williston Basin.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip commodity price changes, we recorded a $181.5 million net loss on derivative instruments, including net cash settlement payments of $22.6 million, for the three months ended March 31, 2021, and a $285.3 million net gain on derivative instruments, including net cash settlement receipts of $5.0 million, for the three months ended March 31, 2020.
Interest expense, net of capitalized interest. Interest expense decreased $87.1 million to $8.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. During the three months ended March 31, 2020, we recorded specified default interest charges of $29.3 million and $25.9 million related to the Predecessor Credit Facility and OMP Credit Facility, respectively. These specified default interest charges were subsequently waived on the Emergence Date. In addition, interest expense decreased $29.7 million period over period as a result of the cancellation of the Predecessor senior unsecured notes upon emergence from bankruptcy in 2020. For the three months ended March 31, 2021, the weighted average debts outstanding under the Oasis Credit Facility and the OMP Credit Facility were $236.5 million and $436.2 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.3% and 2.1%, respectively. For the three months ended March 31, 2020, the weighted average debts outstanding under the Predecessor Credit Facility and the OMP Credit Facility were $402.4 million and $473.1 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings, excluding additional interest charges, were 3.3% and 3.6%, respectively. Interest capitalized during the three months ended March 31, 2021 and 2020 was $0.4 million and $2.3 million, respectively.
Gain on extinguishment of debt. There was no extinguishment of debt during the three months ended March 31, 2021. During the three months ended March 31, 2020, we repurchased an aggregate principal amount of $156.8 million of Predecessor senior unsecured notes for an aggregate cost of $68.0 million and recognized a pre-tax gain of $83.9 million, which included the write-off of unamortized debt discount, unamortized deferred financing costs and the equity component of the Predecessor senior unsecured convertible notes.
Income tax benefit. Our income tax benefit was recorded at 9.4% and 5.6% of pre-tax loss for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the three months ended March 31, 2020 primarily due to the impacts of a significant increase in the valuation allowance, initially recorded in the first quarter of 2020, and the impacts of non-controlling interests.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been from cash flows from operations and the issuance of OMP Senior Notes. Our primary uses of cash have been for net principal payments under our revolving credit facilities, derivative settlements, the development of oil and gas properties and midstream infrastructure, deferred financing costs, dividends paid to our shareholders and distributions to non-controlling interests.
We are committed to a disciplined capital strategy of investing within our cash flows from operations and cash settlements of derivative contracts. Our capital allocation committee provides for a rigorous, systematic framework for evaluating and approving capital projects, and we believe our strong balance sheet will allow us to generate significant free cash flow and corporate-level returns.
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and obligations associated with our operating and finance leases. In addition, we have contracts which include provisions for the delivery, transport, or purchase of a minimum volume of crude oil, natural gas, NGLs and water within specified time frames, all of which are ten years or less, except for one agreement with a remaining term of approximately 24 years. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. However, we believe that our production and reserves are sufficient to fulfill the volume commitments, and therefore, we expect to avoid any material deficiency payments under these contracts. See Note 17 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.
As of March 31, 2021, we had $772.3 million of liquidity available, including $113.1 million in cash and cash equivalents and $659.3 million of aggregate unused borrowing capacity available under the Oasis Credit Facility and the OMP Credit Facility.
Senior secured revolving line of credit. We have a reserves-based credit agreement (the “Oasis Credit Facility”), which has an overall senior secured line of credit of $1,500.0 million and an aggregate amount of commitments of $450.0 million as of March 31, 2021. The Oasis Credit Facility has a maturity date of May 19, 2024. On March 22, 2021, we entered into the Second Amendment to the Oasis Credit Facility. See “Item 1. — Financial Statements (Unaudited)—Note 10—Long-Term Debt” for more information.
As of March 31, 2021, we had no borrowings outstanding under the Oasis Credit Facility and $1.3 million of outstanding letters of credit under the Oasis Credit Facility, resulting in an unused borrowing capacity of $448.7 million. For the three months ended March 31, 2021, the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.3%. The Company was in compliance with the financial covenants of the Oasis Credit Facility at March 31, 2021.
OMP Credit Facility. We consolidate OMP and include OMP’s revolving credit facility (the “OMP Credit Facility”) in our condensed consolidated financial statements. OMP uses this credit facility to fund working capital and to finance acquisitions and other capital expenditures of OMP. The OMP Credit Facility does not mature until at least September 30, 2024. On March 22, 2021, OMP entered into the Fourth Amendment to the OMP Credit Facility. See “Item 1. — Financial Statements (Unaudited)—Note 10—Long-Term Debt” for more information.
As of March 31, 2021, the OMP Credit Facility had an aggregate amount of commitments of $450.0 million with $234.0 million of outstanding borrowings and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $210.5 million. For the three months ended March 31, 2021, the weighted average interest rate incurred on borrowings under the OMP Credit Facility was 2.1%. OMP was in compliance with the financial covenants of the OMP Credit Facility at March 31, 2021.
OMP Senior Notes. On March 30, 2021, OMP issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “OMP Senior Notes”). The notes were issued at par and resulted in net proceeds of $442.1 million, which OMP used to (i) make a distribution of $231.5 million to Oasis in connection with the Midstream Simplification, (ii) repay approximately $204.0 million of outstanding principal borrowings under the OMP Credit Facility and $0.5 million of accrued interest under the OMP Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. Interest on the OMP Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2021. See “Item 1. — Financial Statements (Unaudited)—Note 10—Long-Term Debt” for more information.

Cash flows
Our cash flows for the three months ended March 31, 2021 and 2020 are presented below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net cash provided by operating activities	$190,413	$107,775
Net cash used in investing activities	(41,868)	(130,768)
Net cash provided by (used in) financing activities	(55,717)	136,976
Increase in cash and cash equivalents	$92,828	$113,983
Cash flows provided by operating activities
Net cash provided by operating activities was $190.4 million for the three months ended March 31, 2021. The increase in net cash provided by operating activities from the three months ended March 31, 2020 was due primarily to lower interest expense related to the cancellation of the Predecessor senior unsecured notes, coupled with lower LOE, GPT and G&A expenses. Refer to “Results of Operations” above for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund development of our oil and gas properties and the impact of our outstanding derivative instruments. We had a working capital deficit of $86.1 million and $69.6 million at March 31, 2021 and December 31, 2020, respectively. However, we believe we have adequate liquidity to meet our working capital requirements. Our working capital deficit increased due to increases in the net liability related to our short-term derivative instruments, revenues and production taxes payable and accrued liabilities for capital expenditures and crude oil and natural gas purchases, offset by increases in in current assets primarily related to cash and cash equivalents and accounts receivable.
Cash flows used in investing activities
Net cash used in investing activities decreased from the three months ended March 31, 2020 due to a decrease in cash capital expenditures primarily for drilling and development costs, offset by an increase in derivative settlement payments as a result of higher commodity prices.
Cash flows provided by (used in) financing activities
Net cash used in financing activities was $55.7 million for the three months ended March 31, 2021, which decreased from net cash provided by financing activities for the three months ended March 31, 2020 due to net principal repayments of outstanding borrowings under the Oasis Credit Facility of $260.0 million and net principal repayments of outstanding borrowings under the OMP Credit Facility of $216.0 million, partially offset by the issuance of $450.0 million in aggregate principal amount of OMP Senior Notes.
Capital expenditures
Our capital expenditures are summarized in the following table:

Successor
Three Months Ended March 31, 2021

(In thousands)
Capital expenditures:
E&P	$28,595
Other capital expenditures(1)	414
Total E&P and other capital expenditures	29,009
Midstream(2)	259
Total capital expenditures(3)	$29,268
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $0.4 million for the three months ended March 31, 2021.
(2)Midstream capital expenditures attributable to OMP were $0.2 million for the three months ended March 31, 2021.

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
Dividends
On March 22, 2021, we paid a dividend of $0.375 per share of common stock, or $7.5 million, to shareholders of record as of March 8, 2021.
On May 3, 2021, we declared a dividend of $0.375 per share of common stock payable as of May 31, 2021 to shareholders of record as of May 17, 2021.
Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Non-GAAP Financial Measures
E&P Adjusted Gas Revenue, Cash GPT, E&P Cash G&A, Cash Interest, E&P Cash Interest, Adjusted EBITDA, E&P Free Cash Flow and Adjusted Net Income (Loss) Attributable to Oasis are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for gas revenues, GPT expenses, G&A expenses, interest expense, net income (loss), operating income (loss) and net cash provided by (used in) operating activities or any other measures prepared under GAAP. Because these non-GAAP financial measures exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
E&P Adjusted Gas Revenue
We define E&P Adjusted Gas Revenue as total natural gas revenues less benefits from our midstream business segment related to natural gas gathering and processing services recorded to consolidated GPT expenses. E&P Adjusted Gas Revenue is not a measure of natural gas revenues as determined by GAAP. Management believes that the presentation of E&P Adjusted Gas Revenue provides useful additional information to investors and analysts to evaluate the natural gas revenues derived from our E&P business. This non-GAAP measure is intended to provide investors and analysts an indication of the natural gas revenues we would receive if our natural gas volumes were serviced by a third party midstream operator.
The following table presents a reconciliation of the GAAP financial measure of natural gas revenues to the non-GAAP financial measure of E&P Adjusted Gas Revenue for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Natural gas and NGL revenues	$59,643	$26,335
Intercompany impacts from midstream segment	(10,585)	(11,239)
E&P Adjusted Gas Revenue	$49,058	$15,096
Cash GPT and E&P GPT
We define Cash GPT as total GPT expenses less non-cash valuation charges on pipeline imbalances. We define E&P GPT as Cash GPT less the benefits from our midstream business segment related to crude oil gathering and transportation services. Cash GPT and E&P GPT are not measures of GPT expenses as determined by GAAP. Management believes that the presentation of Cash GPT and E&P GPT provide useful additional information to investors and analysts to assess the cash costs incurred to market and transport our commodities from the wellhead to delivery points for sale without regard for certain benefits of our midstream business segment, as well as the change in value of our pipeline imbalances, which vary monthly based on commodity prices.
The following table presents a reconciliation of the GAAP financial measure of GPT expenses to the non-GAAP financial measures of Cash GPT and E&P GPT for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

GPT	$15,711	$29,464
Pipeline imbalances	1,847	(245)
Cash GPT	17,558	29,219
Intercompany impacts from midstream segment	1,810	2,012
E&P GPT	$19,368	$31,231
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
The following table presents a reconciliation of the GAAP financial measure of G&A expenses to the non-GAAP financial measure of E&P Cash G&A for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

General and administrative expenses	$20,737	$31,174
Equity-based compensation expenses	(1,688)	(6,621)
G&A expenses attributable to midstream and other services	(5,062)	(7,888)
E&P Cash G&A	$13,987	$16,665
Cash Interest and E&P Cash Interest
We define Cash Interest as interest expense plus capitalized interest less amortization and write-offs of deferred financing costs and debt discounts included in interest expense, and E&P Cash Interest is defined as total Cash Interest less Cash Interest attributable to OMP. Cash Interest and E&P Cash Interest are not measures of interest expense as determined by GAAP. Management believes that the presentation of Cash Interest and E&P Cash Interest provide useful additional information to investors and analysts for assessing the interest charges incurred on our debt to finance our E&P activities, excluding non-cash amortization, and our ability to maintain compliance with our debt covenants.
The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measures of Cash Interest and E&P Cash Interest for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020(1)

Interest expense	$8,697	$95,757
Capitalized interest	418	2,287
Amortization of deferred financing costs	(3,471)	(1,699)
Amortization of debt discount	—	(2,839)
Cash Interest	5,644	93,506
Cash Interest attributable to OMP	(2,728)	(30,232)
E&P Cash Interest	$2,916	$63,274
___________________
(1)For the three months ended March 31, 2020, interest expense, Cash Interest and E&P Cash Interest include specified default interest charges of $29.3 million related to the Predecessor Credit Facility. For the three months ended March 31, 2020, interest expense, Cash Interest and Cash Interest attributable to OMP include specified default interest charges of $25.9 million related to the OMP Credit Facility. These specified default interest charges were waived upon our emergence from bankruptcy.

Adjusted EBITDA and Adjusted EBITDA attributable to Oasis
We define Adjusted EBITDA as earnings (loss) before interest expense, income taxes, DD&A, exploration expenses and other similar non-cash or non-recurring charges. We define Adjusted EBITDA attributable to Oasis as Adjusted EBITDA less Adjusted EBITDA attributable to OMP, plus distributions from OMP for our ownership of OMP limited partner units and, prior to the Midstream Simplification, Adjusted EBITDA attributable to our retained interests in Bobcat DevCo and Beartooth DevCo and distributions from OMP GP related to OMP’s incentive distribution rights.
Adjusted EBITDA and Adjusted EBITDA attributable to Oasis are not measures of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of Adjusted EBITDA and Adjusted EBITDA to Oasis provides useful additional information to investors and analysts for assessing our results of operations, financial performance, ability to generate cash from our business operations without regard to our financing methods or capital structure and, with respect to Adjusted EBITDA attributable to Oasis, our ability to maintain compliance with our debt covenants under the Oasis Credit Facility.
The following table presents reconciliations of the GAAP financial measures of net loss including non-controlling interests and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA attributable to Oasis for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net loss including non-controlling interests	$(35,265)	$(4,334,275)
Gain on sale of properties	(88)	(11,226)
Gain on extinguishment of debt	—	(83,887)
Net (gain) loss on derivative instruments	181,515	(285,322)
Derivative settlements	(22,596)	5,020
Interest expense, net of capitalized interest(1)	8,697	95,757
Depreciation, depletion and amortization	39,990	203,755
Impairment	3	4,823,678
Exploration expenses	423	1,168
Equity-based compensation expenses	2,198	6,807
Income tax benefit	(3,654)	(254,738)
Other non-cash adjustments	(2,023)	245
Adjusted EBITDA	169,200	166,982
Adjusted EBITDA attributable to OMP	(56,459)	(72,928)
Adjusted EBITDA attributable to DevCo interests	—	26,535
Cash distributions from OMP to Oasis(2)	13,266	13,237
Adjusted EBITDA attributable to Oasis	$126,007	$133,826

Net cash provided by operating activities	$190,413	$107,775
Derivative settlements	(22,596)	5,020
Interest expense, net of capitalized interest(1)	8,697	95,757
Exploration expenses	423	1,168
Deferred financing costs amortization and other	(2,320)	(6,188)
Current tax benefit	—	(61)
Changes in working capital	(3,394)	(36,734)
Other non-cash adjustments	(2,023)	245
Adjusted EBITDA	169,200	166,982
Adjusted EBITDA attributable to OMP	(56,459)	(72,928)
Adjusted EBITDA attributable to DevCo interests	—	26,535
Cash distributions from OMP to Oasis(2)	13,266	13,237
Adjusted EBITDA attributable to Oasis	$126,007	$133,826
___________________

(1)For the three months ended March 31, 2020, interest expense includes specified default interest charges of $29.3 million related to the Predecessor Credit Facility and $25.9 million related to the OMP Credit Facility. These specified default interest charges were waived upon our emergence from bankruptcy.
(2)For the three months ended March 31, 2021, includes distributions to Oasis of (i) $12.3 million from OMP for our ownership of OMP and (ii) $0.9 million from OMP GP for, prior to the Midstream Simplification, OMP’s incentive distribution rights. See “Midstream Simplification” above for more information.
E&P Adjusted EBITDA and E&P Free Cash Flow
We define E&P Free Cash Flow as Adjusted EBITDA from our E&P segment plus distributions to Oasis for (i) our ownership of OMP limited partner units and, prior to the Midstream Simplification, (ii) distributions from OMP GP related to OMP’s incentive distribution rights and (iii) our retained interests in Bobcat DevCo and Beartooth DevCo (together, the “DevCo Interests”); less E&P Cash Interest, capital expenditures for E&P and other, excluding capitalized interest, and midstream capital expenditures attributable to the DevCo Interests. E&P Free Cash Flow is not a measure of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of E&P Free Cash Flow provides useful additional information to investors and analysts for assessing the financial performance of our E&P business as compared to our peers and our ability to generate cash from our E&P operations and midstream ownership interests after interest and capital spending. In addition, E&P Free Cash Flow excludes changes in operating assets and liabilities that relate to the timing of cash receipts and disbursements, which we may not control, and changes in operating assets and liabilities may not relate to the period in which the operating activities occurred.
The following table presents a reconciliation of the GAAP financial measure of loss before income taxes including non-controlling interests from our E&P segment to the non-GAAP financial measure of Adjusted EBITDA from our E&P segment and E&P Free Cash Flow for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Loss before income taxes including non-controlling interests	$(82,716)	$(4,513,257)
Gain on sale of properties	(88)	(11,226)
Gain on extinguishment of debt	—	(83,887)
Net (gain) loss on derivative instruments	181,515	(285,322)
Derivative settlements	(22,596)	5,020
Interest expense, net of capitalized interest(1)	4,865	65,500
Depreciation, depletion and amortization	30,770	198,654
Impairment	3	4,715,394
Exploration expenses	423	1,168
Equity-based compensation	1,688	6,596
Other non-cash adjustments	(2,074)	245
E&P Adjusted EBITDA	111,790	98,885
Distributions to Oasis from OMP and DevCo Interests(2)	13,266	39,772
E&P Cash Interest(1)	(2,916)	(63,274)
E&P and other capital expenditures	(29,009)	(153,629)
Midstream capital expenditures attributable to DevCo Interests	—	(7,441)
Capitalized interest	418	2,287
E&P Free Cash Flow(1)	$93,549	$(83,400)
___________________
(1)For the three months ended March 31, 2020, interest expense, E&P Cash Interest and E&P Free Cash Flow include the impact of specified default interest charges of $29.3 million related to the Predecessor Credit Facility. The specified default interest was waived upon our emergence from bankruptcy
(2)For the three months ended March 31, 2021, includes distributions to Oasis of (i) $12.3 million from OMP for our ownership of OMP and (ii) $0.9 million from OMP GP for, prior to the Midstream Simplification, OMP’s incentive distribution rights. See “Midstream Simplification” above for more information.

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
The following table presents reconciliations of the GAAP financial measure of net loss attributable to Oasis to the non-GAAP financial measure of Adjusted Net Income (Loss) Attributable to Oasis and the GAAP financial measure of diluted loss attributable to Oasis per share to the non-GAAP financial measure of Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share for the periods presented (in thousands, except per share data and tax rate):

	Successor	Predecessor
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net loss attributable to Oasis	$(43,592)	$(4,310,861)
Gain on sale of properties	(88)	(11,226)
Gain on extinguishment of debt	—	(83,887)
Net (gain) loss on derivative instruments	181,515	(285,322)
Derivative settlements	(22,596)	5,020
Impairment(1)	3	4,797,530
Additional interest charges(2)	—	55,263
Amortization of deferred financing costs(3)	3,040	1,611
Amortization of debt discount	—	2,839
Other non-cash adjustments	(2,023)	245
Tax impact(4)	(34,879)	(1,061,518)
Other tax adjustments(5)	4,839	827,502
Adjusted Net Income (Loss) Attributable to Oasis	$86,219	$(62,804)

Diluted loss attributable to Oasis per share	$(2.18)	$(13.61)

Gain on sale of properties	—	(0.04)
Gain on extinguishment of debt	—	(0.26)
Net (gain) loss on derivative instruments	9.08	(0.90)
Derivative settlements	(1.13)	0.02
Impairment(1)	—	15.14
Additional interest charges(2)	—	0.17
Amortization of deferred financing costs(3)	0.15	0.01
Amortization of debt discount	—	0.01
Other non-cash adjustments	(0.11)	—
Tax impact(4)	(1.74)	(3.35)
Other tax adjustments(5)	0.24	2.61
Adjusted Diluted Earnings (Loss) Attributable to Oasis Per Share(7)	$4.31	$(0.20)

Diluted weighted average shares outstanding(6)(7)	20,000	316,828

Effective tax rate applicable to adjustment items(4)	21.8%	23.7%
___________________
(1)For the three months ended March 31, 2020, OMP recorded an impairment expense of $101.8 million, which is included in the Company’s unaudited condensed consolidated financial statements. The portion of OMP impairment expense attributable to non-controlling interests of $26.1 million is excluded from impairment expense in the table above for the three months ended March 31, 2020.
(2)For the three months ended March 31, 2020, the Company accrued additional interest charges of $29.3 million related to the Predecessor Credit Facility and $25.9 million related to the OMP Credit Facility. These specified default interest charges were waived upon the Company’s emergence from bankruptcy.
(3)For the three months ended March 31, 2021 and 2020, the portion of amortization of deferred financing costs attributable to non-controlling interests of $0.4 million and $0.1 million were excluded from amortization of deferred financing costs in the table above.
(4)The tax impact is computed utilizing the Company’s effective tax rate applicable to the adjustments for certain non-cash and non-recurring items.
(5)Other tax adjustments relate to the deferred tax asset valuation allowance, which is adjusted to reflect the tax impact of the other adjustments using an assumed effective tax rate that excludes its impact.
(6)For the three months ended March 31, 2021, there were no unvested stock awards included in computing Adjusted Diluted Earnings Attributable to Oasis Per Share because the effect was anti-dilutive under the treasury stock method. For the three months ended March 31, 2020, the Company incurred an adjusted net loss, and therefore Adjusted Diluted Loss Attributable to Oasis Per Share excludes the anti-dilutive effect of unvested stock.
(7)Adjusted Diluted Earnings per Share for the three months ended March 31, 2021 of $4.31 per share was corrected from $4.34 per share in the Company’s press release furnished as Exhibit 99.1 on the Current Report on Form 8-K filed with the SEC on May 3, 2021. In addition, for the three months ended March 31, 2021, diluted weighted average shares outstanding of 20 million common shares was corrected from 19.8 million common shares in the Company’s press release furnished as Exhibit 99.1 on the Current Report on Form 8-K filed with the SEC on May 3, 2021.
Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 6—Fair Value Measurements” for a discussion of our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2020 Annual Report.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2020 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, natural gas and NGLs fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several months and years. These prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future. Additionally, we may choose to liquidate existing derivative positions before the contract ends in order to realize the current value of our existing positions, in accordance with terms under our credit agreements. See “Item 1. Financial Statements (Unaudited)—Note 6 — Fair Value Measurements” and “Item 1. Financial Statements (Unaudited)—Note 7— Derivative Instruments” to our unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.
We had a net derivative liability position of $253.0 million at March 31, 2021. A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $117.8 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $117.4 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and COVID-19,” for further discussion on the commodity price environment.
Interest rate risk. At March 31, 2021, we had $450.0 million of OMP Senior Notes outstanding at a fixed cash interest rate of 8.00% per annum.
At March 31, 2021, we had no borrowings and $1.3 million of outstanding letters of credit under the Oasis Credit Facility. Borrowings under the Oasis Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a London interbank offered rate (“LIBOR”) loan (“Eurodollar Loan”) or a domestic bank prime interest rate loan (“ABR Loan”). The unused borrowing base capacity is subject to a commitment fee of 0.500%.
At March 31, 2021, OMP had $234.0 million of borrowings and $5.5 million of outstanding letters of credit under the OMP Credit Facility, which were subject to varying rates of interest based on (i) OMP’s most recently tested consolidated total leverage ratio and (ii) whether the loan is a Eurodollar Loan or an ABR Loan. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At March 31, 2021, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 2.50% margin.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three months ended March 31, 2021, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited) — Note 17 — Commitments and Contingencies” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2020 Annual Report. There have been no material changes in our risk factors from those described in our 2020 Annual Report.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. During the three months ended March 31, 2021, we did not purchase any common stock in the open market under the previously announced share-repurchase program and no shares of common stock were surrendered by our employees to satisfy tax withholding obligations arising from vesting of restricted stock awards.
Item 5. — Other Information
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.
Purchase and Sale Agreement
On May 3, 2021, Oasis Petroleum North America LLC, a wholly owned subsidiary of Oasis Petroleum Inc. (the “Company”), entered into a purchase and sale agreement (the “Purchase Agreement”) with QEP Energy Company, a wholly owned subsidiary of Diamondback Energy, Inc. (“Diamondback”). Pursuant to the Purchase Agreement, among other things, the Company will acquire select Williston Basin assets located in Dunn, McLean, Mountrail and Williams counties from Diamondback (the “Acquisition”) for a cash purchase price of approximately $745 million (the “Purchase Price”), subject to customary adjustments to be calculated as of the closing date under the Purchase Agreement (the “Closing Date”). In connection with the execution of the Purchase Agreement, the Company placed in escrow a cash deposit toward the Purchase Price of $74.5 million. The effective date for the Acquisition is April 1, 2021 and the Acquisition is expected to close in July 2021. The Purchase Agreement contains customary closing conditions, representations and warranties, covenants and indemnification and termination provisions. The Company expects to finance the Purchase Price through cash on hand, borrowings under its revolving credit facility and a $500 million fully-committed underwritten Bridge Facility (as defined below). The Company expects to replace the Bridge Facility with an issuance of high-yield debt financing prior to the Closing Date.
The Acquisition assets consist of approximately 95,000 net acres, which produced approximately 27 thousand barrels of oil equivalent per day during the first quarter of 2021 on a two-stream basis of crude oil and natural gas. The following table provides detail on key operational highlights for the Company and the Acquisition:

	Oasis Stand-Alone(1)	Acquisition(2)	Pro Forma Combined
Net Williston Acreage (in thousands)	402	95	497
Williston Acreage Held by Production	98%	99%	98%
Average Working Interest in Williston Acreage	73%	84%	76%
Williston Oil Production (Mbbl/d)	31.0	17.7	48.7
Williston Production (Mboe/d)	50.0	27.0	77.0
________________________________
(1)The Company’s Williston net acreage is as of December 31, 2020.
(2)Acquisition data is based on internally-generated estimates and has not been reviewed by an independent registered accounting firm. Production is reported on a two-stream basis for both the Company and the Acquisition.
The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreement, a copy of which is filed as Exhibit 2.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Amendment to Credit Facility
As previously disclosed, the Company is party to that certain Credit Agreement dated as of November 19, 2020, by and among the Company, Oasis Petroleum North America LLC, a Delaware limited liability company (“OPNA”), Oasis Petroleum LLC, a Delaware limited liability company (“OP LLC”), Wells Fargo Bank, N.A., as administrative agent (“Agent”) and the other parties party thereto (the “Credit Agreement”). On May 3, 2021, the Company entered into the Third Amendment to Credit Agreement, together with the other parties party thereto, to amend the Credit Agreement (the “Third Amendment”).

On May 3, 2021, following the satisfaction of certain conditions, the Third Amendment amended the Credit Agreement to, among other things, (i) provide the ability to incur loans pursuant to a customary bridge loan facility, (ii) add customary terms allowing for the incurrence of second liens, (iii) eliminate restrictions on the ability to make deposits of cash and/or cash equivalents in connection with any letter of intent or purchase agreement for certain acquisitions or investments, (iv) remove limitations on the making of capital expenditures and (v) provide for improvements and conforming changes to terms to facilitate acquisitions and investments.
The foregoing description of the Third Amendment is a summary only and is qualified in its entirety by reference to the complete text of the Third Amendment, a copy of which is attached as Exhibit 10.9 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Bridge Facility
In connection with the Purchase Agreement, on May 3, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (collectively, with any additional arrangers that may be appointed, the “Arrangers”) pursuant to which the Arrangers have committed to provide, subject to the terms and conditions set forth in the Commitment Letter, a $500 million senior secured second lien facility (the “Bridge Facility,” and the provision of the Bridge Facility as set forth in the Commitment Letter, the “Bridge Financing”). The Bridge Facility will be available, subject to the satisfaction of customary conditions, to finance the transactions contemplated by the Purchase Agreement and to pay fees and expenses related thereto to the extent that the Company does not finance such consideration and fees and expenses through available cash on hand, borrowings under the Company’s credit facility and the placement of high yield debt securities as described above. The Bridge Facility will contain certain representations and warranties, certain affirmative covenants, certain negative covenants and certain conditions and events of default that are customarily required for similar financings.
The foregoing description of the Commitment Letter, Bridge Financing and Bridge Facility is a summary only and is qualified in its entirety by reference to the complete text of the Commitment Letter, a copy of which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.” of Form 8-K.
The information relating to the Bridge Facility and the Bridge Financing set forth above in Item 5 of this Quarterly Report on Form 10-Q is incorporated into this section of Item 5 by reference.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1*	Contribution and Simplification Agreement, dated March 22, 2021, between Oasis Midstream Partners LP, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC, OMP Operating LLC, OMP DevCo Holdings Corp., Beartooth DevCo LLC, Bobcat DevCo LLC and, for certain limited purposes set forth therein, Oasis Petroleum Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on March 22, 2021, and incorporated herein by reference).

2.2(a)*	Purchase and Sale Agreement, dated as of May 3, 2021, among Oasis Petroleum North America LLC and QEP Energy Company.

10.1**	Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.2**	Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.3**	Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.4**
Form of Notice of Grant for Restricted Stock Units (with form of associated Restricted Stock Unit Agreement attached thereto) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.5**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.6**	Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.7	First Amendment to Credit Agreement, dated as of February 19, 2021, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC, as OP LLC, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 24, 2021, and incorporated herein by reference).

10.8	Second Amendment to Credit Agreement, dated March 22, 2021, by and among Oasis Petroleum Inc., as parent, Oasis Petroleum LLC, a Delaware limited liability company, Oasis Petroleum North America LLC, a Delaware limited liability company, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 22, 2021, and incorporated herein by reference).

10.9(a)	Third Amendment to Credit Agreement, dated May 3, 2021, by and among Oasis Petroleum Inc., as parent, Oasis Petroleum LLC, a Delaware limited liability company, Oasis Petroleum North America LLC, a Delaware limited liability company, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto.

10.10(a)	Commitment Letter, dated as of May 3, 2021, by and among the Company and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.
* Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted exhibits or schedules upon request by the U.S. Securities and Exchange Commission.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASIS PETROLEUM INC.

Date:	May 6, 2021	By:	/s/ Daniel E. Brown
Daniel E. Brown
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)