Form 10-Q
period 2021-09-30
Oasis Petroleum Inc.
filed 2021-11-04
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at November 2, 2021: 19,749,642 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor
	September 30, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$448,608	$15,856
Restricted cash	—	4,370
Accounts receivable, net	269,740	206,539
Inventory	28,309	33,929
Prepaid expenses	4,274	9,729
Derivative instruments	—	467
Other current assets	2,326	727
Total current assets	753,257	271,617
Property, plant and equipment
Oil and gas properties (successful efforts method)	733,585	810,328
Other property and equipment	962,174	935,950
Less: accumulated depreciation, depletion and amortization	(112,915)	(17,491)
Total property, plant and equipment, net	1,582,844	1,728,787
Restricted cash – non–current	400,000	—
Assets held for sale, net	—	5,500
Derivative instruments	39,717	—
Long-term inventory	17,510	14,522
Operating right-of-use assets	5,115	6,083
Intangible assets	41,624	43,667
Goodwill	70,534	70,534
Other assets	88,911	18,327
Total assets	$2,999,512	$2,159,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,522	$3,242
Revenues and production taxes payable	232,217	146,497
Accrued liabilities	129,000	126,284
Accrued interest payable	26,361	980
Derivative instruments	266,337	56,944
Advances from joint interest partners	1,874	2,723
Current operating lease liabilities	1,914	2,607
Other current liabilities	1,859	1,954
Total current liabilities	665,084	341,231
Long-term debt	1,041,895	710,000
Deferred income taxes	984	984
Asset retirement obligations	45,974	46,363
Derivative instruments	142,516	37,614

Operating lease liabilities	1,706	2,362
Other liabilities	8,022	7,744
Total liabilities	1,906,181	1,146,298
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value: 60,000,000 shares authorized; 20,096,011 shares issued and 19,905,228 shares outstanding at September 30, 2021 and 20,093,017 shares issued and 20,093,017 shares outstanding at December 31, 2020	200	200
Treasury stock, at cost: 190,783 shares at September 30, 2021 and no shares at December 31, 2020	(14,560)	—
Additional paid-in capital	866,992	965,654
Retained earnings (accumulated deficit)	51,810	(49,912)
Oasis share of stockholders’ equity	904,442	915,942
Non-controlling interests	188,889	96,797
Total stockholders’ equity	1,093,331	1,012,739
Total liabilities and stockholders’ equity	$2,999,512	$2,159,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenues
Oil and gas revenues	$281,636	$179,577	$782,324	$512,535
Purchased oil and gas sales	53,570	44,194	183,885	167,824
Midstream revenues	66,712	46,979	183,807	138,164
Other services revenues	121	309	542	6,686
Total revenues	402,039	271,059	1,150,558	825,209
Operating expenses
Lease operating expenses	29,307	29,353	98,888	108,730
Midstream expenses	32,396	11,110	83,841	32,355
Other services expenses	26	308	47	5,968
Gathering, processing and transportation expenses	16,400	20,328	52,596	73,557
Purchased oil and gas expenses	53,880	47,549	187,745	165,932
Production taxes	18,445	13,039	50,933	39,129
Depreciation, depletion and amortization	33,623	36,000	112,581	272,885
Exploration expenses	263	725	1,936	3,061
Rig termination	—	1,017	—	1,279
Impairment	—	2,578	5	4,828,575
General and administrative expenses	19,514	49,251	60,461	117,868
Litigation settlement	—	22,750	—	22,750
Total operating expenses	203,854	234,008	649,033	5,672,089
Gain on sale of properties	5,405	1,473	228,473	11,652
Operating income (loss)	203,590	38,524	729,998	(4,835,228)
Other income (expense)
Net gain (loss) on derivative instruments	(101,790)	(5,071)	(550,342)	243,064
Interest expense, net of capitalized interest	(18,153)	(37,389)	(49,421)	(177,534)
Gain (loss) on extinguishment of debt	—	(20)	—	83,867
Reorganization items, net	—	(49,758)	—	(49,758)
Other income (expense)	(315)	1,473	(859)	2,373
Total other income (expense), net	(120,258)	(90,765)	(600,622)	102,012
Income (loss) before income taxes	83,332	(52,241)	129,376	(4,733,216)
Income tax benefit	—	5,144	—	262,495
Net income (loss) including non-controlling interests	83,332	(47,097)	129,376	(4,470,721)
Less: Net income (loss) attributable to non-controlling interests	11,382	8,602	27,654	(11,218)
Net income (loss) attributable to Oasis	$71,950	$(55,699)	$101,722	$(4,459,503)
Earnings (loss) attributable to Oasis per share:
Basic (Note 16)	$3.63	$(0.17)	$5.11	$(14.05)
Diluted (Note 16)	3.46	(0.17)	4.96	(14.05)
Weighted average shares outstanding:
Basic (Note 16)	19,812	318,287	19,905	317,365
Diluted (Note 16)	20,786	318,287	20,508	317,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2020 (Successor)	20,093	$200	—	$—	$965,654	$(49,912)	$96,797	$1,012,739
Equity-based compensation	—	—	—	—	1,709	—	489	2,198
Dividends to shareholders ($0.375 per share)	—	—	—	—	(7,535)	—	—	(7,535)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,029)	(6,029)
Midstream Simplification (Note 2)	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(4,111)	—	—	(4,111)
Warrants exercised	—	—	—	—	6	—	—	6
Net income (loss)	—	—	—	—	—	(43,592)	8,327	(35,265)
Balance as of March 31, 2021 (Successor)	20,093	200	—	—	958,081	(93,504)	97,226	962,003
Equity-based compensation	—	—	—	—	4,688	—	14	4,702
Dividends to shareholders ($0.375 per share)	—	—	—	—	(8,090)	—	—	(8,090)
Special dividend to shareholders ($4.00 per share)	—	—	—	—	(82,958)	—	—	(82,958)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,136)	(6,136)
Repurchase of common stock	(191)	—	191	(14,560)	—	—	—	(14,560)
Issuance of OMP common units, net of offering costs	—	—	—	—	—	—	86,657	86,657
Warrants exercised	2	—	—	—	167	—	—	167
Common control transaction costs	—	—	—	—	(1,321)	—	—	(1,321)
Net income	—	—	—	—	—	73,364	7,945	81,309
Balance as of June 30, 2021 (Successor)	19,904	200	191	(14,560)	870,567	(20,140)	185,706	1,021,773
Equity-based compensation	—	—	—	—	4,143	—	144	4,287
Dividends to shareholders ($0.375 per share)	—	—	—	—	(7,765)	—	—	(7,765)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(8,278)	(8,278)
Warrants exercised	1	—	—	—	68	—	—	68
Common control transaction costs	—	—	—	—	(21)	—	—	(21)
Other	—	—	—	—	—	—	(65)	(65)
Net income	—	—	—	—	—	71,950	11,382	83,332
Balance as of September 30, 2021 (Successor)	19,905	$200	191	$(14,560)	$866,992	$51,810	$188,889	$1,093,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2019 (Predecessor)	321,231	$3,189	2,967	$(33,881)	$3,112,384	$554,446	$200,943	$3,837,081
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	—	—	(410)	—	(410)
Equity-based compensation	3,836	32	—	—	7,007	—	66	7,105
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,028)	(6,028)
Equity component of senior unsecured convertible notes, net	—	—	—	—	(337)	—	—	(337)
Treasury stock - tax withholdings	(942)	—	942	(2,308)	—	—	—	(2,308)
Net loss	—	—	—	—	—	(4,310,861)	(23,414)	(4,334,275)
Balance as of March 31, 2020 (Predecessor)	324,125	3,221	3,909	(36,189)	3,119,054	(3,756,825)	171,567	(499,172)
Equity-based compensation	(2,889)	1,018	—	—	3,858	—	66	4,942
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,014)	(6,014)
Treasury stock - tax withholdings	(252)	—	252	(318)	—	—	—	(318)
Net income (loss)	—	—	—	—	—	(92,943)	3,594	(89,349)
Balance as of June 30, 2020 (Predecessor)	320,984	4,239	4,161	(36,507)	3,122,912	(3,849,768)	169,213	(589,911)
Equity-based compensation	(18)	(1,007)	—	—	5,840	—	69	4,902
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,020)	(6,020)
Treasury stock - tax withholdings	(35)	—	35	(25)	—	—	—	(25)
Net income (loss)	—	—	—	—	—	(55,699)	8,602	(47,097)
Balance as of September 30, 2020 (Predecessor)	320,931	$3,232	4,196	$(36,532)	$3,128,752	$(3,905,467)	$171,864	$(638,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Cash flows from operating activities:
Net income (loss) including non-controlling interests	$129,376	$(4,470,721)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	112,581	272,885
Gain on extinguishment of debt	—	(83,867)
Gain on sale of properties	(228,473)	(11,652)
Impairment	5	4,828,575
Deferred income taxes	—	(262,459)
Derivative instruments	550,342	(243,064)
Equity-based compensation expenses	11,187	16,531
Non-cash reorganization items, net	—	49,758
Deferred financing costs amortization and other	18,811	19,041
Working capital and other changes:
Change in accounts receivable, net	(65,324)	168,749
Change in inventory	2,408	(6,206)
Change in prepaid expenses	4,509	(6,107)
Change in accounts payable, interest payable and accrued liabilities	118,942	(112,479)
Change in other assets and liabilities, net	(9,618)	(4,079)
Net cash provided by operating activities	644,746	154,905
Cash flows from investing activities:
Capital expenditures	(143,201)	(291,776)
Acquisition deposit	(74,500)	—
Proceeds from sale of properties	373,892	15,188
Costs related to sale of properties	(2,785)	—
Derivative settlements	(160,018)	224,223
Derivative modification	(82,419)	—
Net cash used in investing activities	(89,031)	(52,365)
Cash flows from financing activities:
Proceeds from revolving credit facilities	384,500	967,189
Principal payments on revolving credit facilities	(884,500)	(914,549)
Proceeds from issuance of senior unsecured notes	850,000	—
Repurchase of senior unsecured notes	—	(68,060)
Deferred financing costs	(20,480)	(172)
Proceeds from issuance of OMP common units, net of offering costs	86,592	—
Common control transaction costs	(5,453)	—
Purchases of treasury stock	(14,560)	(2,651)
Dividends paid	(102,123)	—
Distributions to non-controlling interests	(20,443)	(18,062)
Payments on finance lease liabilities	(1,107)	(1,989)
Proceeds from warrants exercised	241	—
Net cash provided by (used in) financing activities	272,667	(38,294)
Increase in cash, cash equivalents and restricted cash	828,382	64,246
Cash, cash equivalents and restricted cash:

Beginning of period	20,226	20,019
End of period	$848,608	$84,265
Supplemental non-cash transactions:
Change in accrued capital expenditures	$13,014	$(81,939)
Change in asset retirement obligations	(389)	2,860
Note receivable from divestiture	2,900	—
Contingent consideration from Permian Basin Sale	32,860	—

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
Consolidation. The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of Oasis, its wholly-owned subsidiaries and OMP. The Company has determined that the partners with equity at risk in OMP lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OMP’s economic performance. Therefore, as the limited partners of OMP do not have substantive kick-out or substantive participating rights over its general partner, OMP GP LLC (“OMP GP”), OMP is a variable interest entity. Through the Company’s ownership of OMP GP, the Company has the authority to direct the activities that most significantly affect economic performance and the right to receive benefits that could be potentially significant to OMP. Therefore, the Company is the primary beneficiary and consolidates OMP. The Company records a non-controlling interest for the ownership interest held by public unitholders in OMP. As of September 30, 2021, Oasis owns approximately 70% of OMP. All intercompany balances and transactions have been eliminated upon consolidation.
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
As of September 30, 2021, restricted cash consisted of proceeds from the Oasis Senior Notes (defined in Note 11 – Long-Term Debt) held in a standalone account to fund a portion of the Williston Basin Acquisition (defined in Note 9 – Acquisitions). As of December 31, 2020, restricted cash consisted of funds that were held in an escrow account for the payment of professional fees associated with the Company’s emergence from bankruptcy.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	Successor
	September 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$448,608	$15,856
Restricted cash	—	4,370
Restricted cash – non–current	400,000	—
Total cash, cash equivalents and restricted cash	$848,608	$20,226
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

3. Revenue Recognition
Exploration and Production Revenues
E&P revenues from contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Crude oil revenues	$205,731	$155,052	$598,278	$448,904
Purchased crude oil sales	53,562	35,442	163,785	144,719
Natural gas revenues	75,905	24,525	184,046	63,631
Purchased natural gas sales	8	308	362	4,909
Other services revenues	121	309	542	6,686
Total E&P revenues	$335,327	$215,636	$947,013	$668,849
Midstream Revenues
Midstream revenues are derived from contracts with customers for midstream services under fee-based arrangements and midstream product sales from purchase arrangements. The Company’s midstream revenues exclude intercompany revenues for goods and services provided by the midstream business segment for the Company’s ownership interests, which are eliminated in consolidation.
Revenues derived from contracts with customers for midstream revenues were as follows for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Midstream service revenues
Crude oil, natural gas and NGL revenues	$22,111	$22,682	$65,225	$72,267
Produced and flowback water revenues	10,312	8,801	25,230	27,300
Total midstream service revenues	32,423	31,483	90,455	99,567
Midstream product revenues
Purchased crude oil sales(1)	—	8,444	$19,738	$18,196
Crude oil, natural gas and NGL revenues	33,845	15,100	91,671	35,707
Freshwater revenues	444	396	1,681	2,890
Total midstream product revenues	34,289	23,940	113,090	56,793
Total midstream revenues	$66,712	$55,423	$203,545	$156,360
___________________
(1) Reported under purchased oil and gas sales on the Condensed Consolidated Statements of Operations.
Contract Balances
Contract balances are the result of timing differences between revenue recognition, billings and cash collections. Contract assets relate to revenue recognized for accrued deficiency fees associated with minimum volume commitments where the Company believes it is probable there will be a shortfall payment and that a significant reversal of revenue recognized will not occur once the related performance period is completed and the customer is billed. Contract liabilities relate to aid in construction payments received from customers, which are recognized as revenue over the expected period of future benefit. The Company does not recognize contract assets or contract liabilities under its customer contracts for which invoicing occurs once the Company’s performance obligations have been satisfied and payment is unconditional. Contract balances are classified as current or long-term based on when the Company expects to receive cash for contract assets or recognize revenue for contract liabilities. Contract liabilities are included in other current liabilities and other liabilities on the Company’s Condensed Consolidated Balance Sheets. There were no material contract asset balances at September 30, 2021 or December 31, 2020.

The following table summarizes the changes in the Company’s contract liabilities for the nine months ended September 30, 2021:

(In thousands)
Balance as of December 31, 2020 (Successor)	$3,966
Cash received	3,231
Revenues recognized	(276)
Balance as of September 30, 2021 (Successor)	$6,921
Performance Obligations
The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. For midstream services, the Company measures the satisfaction of its performance obligations using the output method based upon the volume of crude oil, natural gas or water that flows through its systems. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and nine months ended September 30, 2021 and 2020, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
Remaining Performance Obligations
The following table presents estimated revenue allocated to remaining performance obligations for contracted revenues that are unsatisfied (or partially satisfied) as of September 30, 2021 (Successor):

(In thousands)
2021 (excluding the nine months ended September 30, 2021)	$3,709
2022	17,175
2023	10,896
2024	11,089
2025	2,768
Total	$45,637
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
No material write-downs of inventory or long-term inventory were recorded during the three or nine months ended September 30, 2021. There were no write-downs of crude oil inventory or long-term inventory recorded during the three months ended September 30, 2020 (Predecessor). During the nine months ended September 30, 2020 (Predecessor), as a result of lower commodity prices, the Company recorded impairment losses related to the Company’s crude oil inventory and long-term linefill of $7.2 million and $1.3 million, respectively. In addition, during the three and nine months ended September 30, 2020, the Company recorded impairment charges of $0.6 million and $1.6 million, respectively, to write down the carrying value of certain equipment and materials inventory to the estimated net realizable value.
The Company’s total inventory consists of the following:

	Successor
	September 30, 2021	December 31, 2020

	(In thousands)
Inventory
Equipment and materials	$19,563	$25,103
Crude oil inventory	8,746	8,826
Total inventory	28,309	33,929
Long-term inventory
Linefill in third party pipelines	17,510	14,522
Total long-term inventory	17,510	14,522
Total	$45,819	$48,451
5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	Successor
	September 30, 2021	December 31, 2020

	(In thousands)
Accounts receivable, net
Trade accounts	$200,301	$161,519
Joint interest accounts	39,291	31,920
Other accounts	31,560	13,206
Total accounts receivable	271,152	206,645
Less: allowance for credit losses	(1,412)	(106)
Total accounts receivable, net	$269,740	$206,539

Accrued liabilities
Accrued capital costs	$51,086	$39,380
Accrued lease operating expenses	15,257	18,635
Accrued oil and gas purchases	10,467	8,967
Accrued general and administrative expenses	9,964	35,249
Accrued dividends payable	4,224	—
Accrued midstream operating expenses	21,933	15,051
Other accrued liabilities	16,069	9,002
Total accrued liabilities	$129,000	$126,284
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Successor
	Fair value at September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Permian Basin Sale Contingent Consideration	$—	$39,717	$—	$39,717
Total assets	$—	$39,717	$—	$39,717
Liabilities:
Commodity derivative instruments	$—	$408,853	$—	$408,853
Total liabilities	$—	$408,853	$—	$408,853

	Successor
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments	$—	$467	$—	$467
Total assets	$—	$467	$—	$467
Liabilities:
Commodity derivative instruments	$—	$94,558	$—	$94,558
Total liabilities	$—	$94,558	$—	$94,558

Commodity derivative instruments. The fair value of the Company’s commodity derivative instruments is based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are commodity prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or the third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in forward commodity price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability by $8.7 million and $4.3 million at September 30, 2021 and December 31, 2020, respectively. See Note 7 – Derivative Instruments for more information.
Permian Basin Sale Contingent Consideration. The fair value of the Permian Basin Sale Contingent Consideration (defined in Note 7 – Derivative Instruments) was determined by a third-party valuation specialist as of the close date using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs include NYMEX West Texas Intermediate crude oil price index (“NYMEX WTI”) forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. See Note 7 – Derivative Instruments and Note 10 – Divestitures for more information.
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
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at fair value (see Note 6 – Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. Derivative settlements are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent net cash payments to or receipts from counterparties upon the maturity or liquidation of a derivative contract.
On March 22, 2021, the Company entered into the Second Amendment to the Oasis Credit Facility (as defined in Note 11 –Long-Term Debt) to, among other things, reduce the rolling hedging requirement and add incremental flexibility to allow for restructuring of existing hedge positions (see Note 11 – Long-Term Debt).

On May 17, 2021, the Company entered into a series of transactions with derivative counterparties to modify the swap price of certain commodity hedge contracts to $50.00 per barrel based on NYMEX WTI from weighted average prices of $40.72 per barrel, $43.57 per barrel and $43.68 per barrel for 2022, 2023 and 2024, respectively. The commodity contracts modified included total notional volumes of 6,346,000 barrels, 5,265,000 barrels and 434,000 barrels which settle in 2022, 2023 and 2024, respectively. The Company paid $82.4 million for the modification of these commodity derivative contracts, which is reflected as a cash outflow from investing activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021.
At September 30, 2021 (Successor), the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices			Fair Value Assets (Liabilities)
					Fixed Price Swaps	Floor	Ceiling
								(In thousands)
Crude oil	2021	Fixed price swaps	2,639,000	Bbl	$42.09			$(83,180)
Crude oil	2021	Two-way collar	728,000	Bbl		$51.25	$68.24	(4,343)
Crude oil	2022	Fixed price swaps	7,245,000	Bbl	$49.02			(155,383)
Crude oil	2022	Two-way collar	4,799,000	Bbl		$49.50	$66.62	(38,493)
Crude oil	2023	Fixed price swaps	5,265,000	Bbl	$50.00			(73,146)
Crude oil	2023	Two-way collar	4,380,000	Bbl		$45.42	$65.05	(25,702)
Crude oil	2024	Fixed price swaps	434,000	Bbl	$50.00			(4,811)
Crude oil	2024	Two-way collar	372,000	Bbl		$45.00	$64.88	(1,586)
Natural gas	2021	Fixed price swaps	3,680,000	MMBtu	$2.84			(11,222)
Natural gas	2022	Fixed price swaps	5,430,000	MMBtu	$2.82			(10,987)
								$(408,853)
Permian Basin Sale Contingent Consideration. Pursuant to the Primary Permian Basin Sale PSA (defined in Note 10 – Divestitures), the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The Company determined that the Permian Basin Sale Contingent Consideration was an embedded derivative in accordance with the FASB Accounting Standards Codification 815, Derivatives and Hedging. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The fair value of the Permian Basin Sale Contingent Consideration was estimated to be $32.9 million as of the close date on June 29, 2021. The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recognized as a net gain or loss on derivative instruments in other income (expense) on the Condensed Consolidated Statements of Operations. As of September 30, 2021, the estimated fair value of the Permian Basin Sale Contingent Consideration was $39.7 million, which was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6 – Fair Value Measurements and Note 10 – Divestitures for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented (in thousands):

		Successor	Predecessor	Successor	Predecessor
		Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Derivative Instrument	Statements of Operations Location

Commodity derivative instruments	Net gain (loss) on derivative instruments	$(108,647)	$(5,071)	$(557,199)	$243,064
Contingent consideration	Net gain on derivative instruments	6,857	—	6,857	—
Contingent consideration	Gain on sale of properties	—	—	32,860	—
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		Successor
		September 30, 2021
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Contingent consideration	Derivative instruments — non-current assets	$39,717	$—	$39,717

Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$271,077	$(4,740)	$266,337
Commodity contracts	Derivative instruments — non-current liabilities	164,614	(22,098)	142,516
Total derivatives liabilities		$435,691	$(26,838)	$408,853

		Successor
		December 31, 2020
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$467	$—	$467

Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$59,262	$(2,318)	$56,944
Commodity contracts	Derivative instruments — non-current liabilities	38,426	(812)	37,614
Total derivatives liabilities		$97,688	$(3,130)	$94,558
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	Successor
	September 30, 2021	December 31, 2020

	(In thousands)
Proved oil and gas properties	$731,292	$770,117
Less: Accumulated depreciation, depletion and amortization	(70,343)	(12,403)
Proved oil and gas properties, net	660,949	757,714
Unproved oil and gas properties	2,293	40,211
Other property and equipment	962,174	935,950
Less: Accumulated depreciation	(42,572)	(5,088)
Other property and equipment, net	919,602	930,862
Total property, plant and equipment, net	$1,582,844	$1,728,787

9. Acquisitions
Williston Basin Acquisition. On May 3, 2021, the Company entered into a purchase and sale agreement with QEP Energy Company (“QEP”), a wholly-owned subsidiary of Diamondback Energy, Inc., to acquire approximately 95,000 net acres in the Williston Basin, effective April 1, 2021, for an aggregate purchase price of $745.0 million, subject to customary purchase price adjustments (the “Williston Basin Acquisition”). The adjusted purchase price was $585.8 million, comprised of a deposit of $74.5 million paid on May 3, 2021 and $511.3 million paid at closing on October 21, 2021. The adjusted purchase price included customary purchase price adjustments, primarily related to the net cash flows from the effective date to the closing date. The Company funded the Williston Basin Acquisition with cash on hand, including proceeds from the Permian Basin Sale (defined in Note 10 – Divestitures) and the Oasis Senior Notes (defined in Note 11 – Long-Term Debt).
The Company is currently evaluating whether the Williston Basin Acquisition qualifies as a business combination or asset acquisition. The Company has engaged a third party valuation specialist and expects to complete the accounting in the fourth quarter of 2021.
10. Divestitures
Permian Basin Sale. On May 20, 2021, Oasis Petroleum Permian LLC (“OPP”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Primary Permian Basin Sale PSA”) with Percussion Petroleum Operating II, LLC (“Percussion”). Pursuant to the Primary Permian Basin Sale PSA, OPP agreed to sell to Percussion its remaining upstream assets in the Texas region of the Permian Basin with an effective date of March 1, 2021 for an aggregate purchase price of $450.0 million (the “Primary Permian Basin Sale”). The aggregate purchase price consists of $375.0 million cash at closing and up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60.00 per barrel for such year.
On June 29, 2021, the Company completed the Primary Permian Basin Sale and received cash proceeds (after purchase price adjustments) of $347.3 million. In addition to the Primary Permian Basin Sale, the Company divested certain wellbore interests in the Texas region of the Permian Basin to separate buyers in the second quarter of 2021 and received cash proceeds (after purchase price adjustments) of $24.0 million (the “Additional Permian Basin Sale” and together with the Primary Permian Basin Sale, the “Permian Basin Sale”). The assets divested in the Permian Basin Sale were in the Company’s E&P segment.
During the three and nine months ended September 30, 2021, the Company recorded income before income taxes related to the Permian Basin Sale assets of $5.9 million and $268.1 million, respectively, which included a gain on sale of properties of $4.9 million and $227.4 million, respectively. During the three and nine months ended September 30, 2020 (Predecessor), the Company recorded income before income taxes related to the assets divested in the Permian Basin Sale of $12.1 million and loss before income taxes of $883.0 million, respectively.
The Company accounted for revenues and expenses related to assets divested in the Permian Basin Sale as income from continuing operations in the Condensed Consolidated Statements of Operations because the Permian Basin Sale did not cause a strategic shift for the Company and as a result, did not qualify as discontinued operations under FASB Accounting Standards Codification 205-20, Presentation of financial statements – Discontinued Operations.
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

11. Long-Term Debt
The Company’s long-term debt consists of the following:

	Successor
	September 30, 2021	December 31, 2020

	(In thousands)
Oasis Credit Facility	$—	$260,000
Oasis Senior Notes	400,000	—
Less: unamortized deferred financing costs on Oasis Senior Notes	(8,495)	—
Total Oasis Guarantors	391,505	260,000

OMP Credit Facility	210,000	450,000
OMP Senior Notes	450,000	—
Less: unamortized deferred financing costs on OMP Senior Notes	(9,610)	—
Total unrestricted subsidiaries	650,390	450,000
Total long-term debt, net	$1,041,895	$710,000
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
On May 21, 2021, the Company entered into the Fourth Amendment to the Oasis Credit Facility (the “Fourth Amendment”) to, among other things, (i) provide that no borrowing base reduction shall occur in connection with any issuance of senior notes in an aggregate principal amount not in excess of $550.0 million issued after the effective date of the Fourth Amendment and prior to the effectiveness of the scheduled redetermination to occur on or about October 1, 2021, (ii) reduce the borrowing base by $100.0 million upon consummation of the Primary Permian Basin Sale and (iii) increase the borrowing base by $250.0 million upon consummation of the Williston Basin Acquisition. The borrowing base increased to $900.0 million after the Company completed the semi-annual redetermination of the borrowing base on October 21, 2021 in connection with the Fifth Amendment (defined below). The Fourth Amendment also amends the exceptions from the restricted payments negative covenant to provide increased restricted payment flexibility, permitting unlimited restricted payments subject to (x) no event of default under the Oasis Credit Facility, (y) at least 25% availability under the Oasis Credit Facility and (z) the pro forma leverage ratio being not more than 1.5 to 1.0; provided that if the conditions described in clauses (x) and (y) are satisfied and the pro forma leverage ratio is less than 2.0 to 1.0, but more than 1.5 to 1.0, restricted payments are permitted in an amount such that all restricted payments made in reliance on such exception since the closing date of the Oasis Credit Facility will not exceed the positive amount of free cash flow.
On October 21, 2021, the Company entered into the Fifth Amendment to the Oasis Credit Facility (the “Fifth Amendment”). In connection with the Fifth Amendment, the semi-annual redetermination of the Company’s borrowing base was completed which, effective October 21, 2021, increased the borrowing base to $900.0 million and reaffirmed the aggregated lender commitments of $450.0 million.

At September 30, 2021, the Company had no borrowings outstanding and $1.3 million of outstanding letters of credit under the Oasis Credit Facility, resulting in an unused borrowing capacity of $398.7 million. During the three months ended September 30, 2021, there were no borrowings outstanding under the Oasis Credit Facility. For the nine months ended September 30, 2021, the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.2%. The fair value of the Oasis Credit Facility approximates its carrying value since borrowings under the Oasis Credit Facility bear interest at variable rates, which are tied to current market rates.
The Oasis Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of OPNA and the restricted subsidiaries under the Oasis Credit Facility. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Oasis Credit Facility to be immediately due and payable. There are no cross-default provisions between the Oasis Credit Facility and the indebtedness of OMP and its restricted subsidiaries that are applicable subsequent to the Midstream Simplification. The Company was in compliance with the financial covenants under the Oasis Credit Facility at September 30, 2021.
Oasis Bridge Facility
On May 3, 2021, the Company entered into a commitment letter with J.P. Morgan Chase Bank, N.A., Wells Fargo and Wells Fargo Securities, LLC (the “Arrangers”) pursuant to which the Arrangers committed to provide the Company a $500.0 million senior secured second lien facility (the “Oasis Bridge Facility”) to partially finance the transactions contemplated by the Williston Basin Acquisition. Prior to being drawn, the Oasis Bridge Facility was replaced with the Oasis Senior Notes (defined below), which terminated all obligations under the Oasis Bridge Facility. During the nine months ended September 30, 2021, the Company incurred aggregate fees in connection with the Oasis Bridge Facility of $7.8 million, which were recorded to interest expense on the Company’s Condensed Consolidated Statement of Operations. No fees were incurred during the three months ended September 30, 2021.
Oasis Senior Notes
On June 9, 2021, the Company issued in a private placement $400.0 million of 6.375% senior unsecured notes due June 1, 2026 (the “Oasis Senior Notes”). The Oasis Senior Notes were issued at par and resulted in net proceeds of $393.0 million, after deducting the underwriters’ discounts and commissions. The proceeds were held in a standalone bank account at September 30, 2021 and were used to fund a portion of the consideration for the Williston Basin Acquisition upon its completion on October 21, 2021 (see Note 9 – Acquisitions).
In connection with the issuance of the Oasis Senior Notes, the Company recorded deferred financing costs of $9.0 million, which are being amortized over the term of the notes. The fair value of the Oasis Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $419.0 million at September 30, 2021.
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
The indentures governing the Oasis Senior Notes restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) make investments; (ii) incur additional indebtedness or issue preferred stock; (iii) create liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments by restricted subsidiaries; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets with another company; (vii) enter into transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Oasis Senior Notes are rated investment grade by two out of the three rating agencies and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Company will cease to be subject to such covenants. The Company was in compliance with the terms of the indentures for the Oasis Senior Notes as of September 30, 2021.

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
At September 30, 2021, the aggregate amount of elected commitments under the OMP Credit Facility was $450.0 million, and there were $210.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $234.5 million. For the three and nine months ended September 30, 2021, the weighted average interest rate incurred on borrowings under the OMP Credit Facility was 2.5% and 2.4%, respectively. The fair value of the OMP Credit Facility approximates its carrying value since borrowings under the OMP Credit Facility bear interest at variable rates, which are tied to current market rates.
The OMP Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of OMP and the restricted subsidiaries under the OMP Credit Facility. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the OMP Credit Facility to be immediately due and payable. There are no cross-default provisions between the OMP Credit Facility and the indebtedness of Oasis and its restricted subsidiaries. OMP was in compliance with the financial covenants under the OMP Credit Facility at September 30, 2021.
OMP Senior Notes
On March 30, 2021, OMP and OMP Finance Corp. (“OMP Finance” and together with OMP, the “OMP Issuers”) issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “OMP Senior Notes”). The OMP Senior Notes were issued at par and resulted in net proceeds, after deducting the underwriters’ gross spread, of $442.1 million. OMP used the net proceeds from the OMP Senior Notes to: (i) make a distribution to OMS Holdings of $231.5 million in connection with the Midstream Simplification, (ii) repay $204.0 million of outstanding principal borrowings and $0.5 million of accrued interest under the OMP Credit Facility and (iii) pay approximately $6.1 million in fees and other expenses. In connection with the issuance of the OMP Senior Notes, OMP recorded deferred financing costs of $10.2 million, which are being amortized over the term of the notes. The fair value of the OMP Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $468.0 million at September 30, 2021.
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

12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2021:

(In thousands)
Balance at December 31, 2020 (Successor)	$48,594
Liabilities incurred during period	409
Liabilities settled during period	(322)
Accretion expense during period	3,016
Revisions to estimates	194
Liabilities settled through divestitures	(4,844)
Balance at September 30, 2021 (Successor)	$47,047
Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2021 and December 31, 2020, the current portion of the total ARO balance was $1.1 million and $2.2 million, respectively, and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
13. Income Taxes
The Company’s effective tax rate for both the three and nine months ended September 30, 2021 (Successor) was 0.0%. The Company’s effective tax rates for the three and nine months ended September 30, 2020 (Predecessor) were 9.8% and 5.5%, respectively.
The effective tax rates for the three and nine months ended September 30, 2021 and 2020 were lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance, which was initially recorded against substantially all of the Company’s net deferred tax assets as of March 31, 2020 and was maintained as of September 30, 2021.
The Company’s estimated valuation allowance as of September 30, 2021 was $529.8 million, which decreased $35.6 million from $565.4 million as of December 31, 2020. The Company concluded it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and as such, recorded a valuation allowance on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If the Company concludes it is more likely than not that a portion, or all, of its deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years, excluding the impact of the voluntary restructuring under Chapter 11 of the Bankruptcy Code in 2020. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. The Company evaluates the appropriateness of its valuation allowance on a quarterly basis.
Upon emergence from bankruptcy, the Company experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Under Section 382 of the Code, the Company’s net operating loss carryforwards and other tax attributes (collectively, the “Tax Benefits”) are potentially subject to various limitations going forward. Prior to June 30, 2021, the Company had not determined whether it would be eligible for, and would utilize the exception under Section 382(l)(5) of the Code, which allows for no limitations going forward; accordingly, the limitation was previously determined under Section 382(l)(6) of the Code. After additional consideration and review, the Company concluded it qualifies for treatment under Section 382(l)(5) of the Code and utilized this exception with the filing of its 2020 tax return. As a result, the Company expects to owe no cash taxes for the 2021 tax year. Prior to determining it could utilize the exception under Section 382(l)(5) of the Code, the Company made an estimated income tax payment of $20.0 million during the second quarter of 2021, which the Company expects to be refunded in the first quarter of 2022. This refund amount of $20.0 million is recorded under accounts receivable, net on the Condensed Consolidated Balance Sheet at September 30, 2021.
14. Equity-Based Compensation
Successor Equity-Based Compensation
The Compensation Committee of the Board of Directors approved the grant of certain awards under the Company’s 2020 Long Term Incentive Plan (“2020 LTIP”), which consists of restricted stock units (“RSUs”), performance share units (“PSUs”) and leveraged stock units (“LSUs”). The Company accounts for RSUs, PSUs and LSUs as equity classified awards in accordance with the FASB’s authoritative guidance for share-based payments.

Restricted stock units. RSUs are contingent shares that are scheduled to vest 25% each year over a four-year period to promote retention of key employees. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period. During the nine months ended September 30, 2021, the Company granted 443,836 RSUs with a weighted average grant date per share value of $51.64. During the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense related to RSUs of $1.4 million and $3.5 million, respectively, in general and administrative expenses on its Condensed Consolidated Statements of Operations.
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
During the nine months ended September 30, 2021, the Company granted 183,915 PSUs with a weighted average grant date per share value of $63.95. During the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense related to PSUs of $0.9 million and $2.2 million, respectively, in general and administrative expenses on its Condensed Consolidated Statements of Operations.
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
During the nine months ended September 30, 2021, the Company granted 262,406 LSUs with a weighted average grant date per share value of $78.79. During the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense related to LSUs of $1.6 million and $4.0 million, respectively, in general and administrative expenses on its Condensed Consolidated Statements of Operations.
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
Restricted stock awards. The Company has granted restricted stock awards to its directors under the 2020 LTIP, which vest one-third annually over a three-year period subject to a service condition. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period. During the three and nine months ended September 30, 2021, the Company recorded equity-based compensation expense for restricted stock awards of $0.3 million and $0.9 million, respectively, in general and administrative expenses on its Condensed Consolidated Statements of Operations.

Class B Units in OMP GP
OMP GP previously granted restricted Class B Units to certain employees, including OMP’s named executive officers, as consideration for services to the Company. On March 30, 2021, in connection with the Midstream Simplification, certain Class B Units representing membership interests in OMP GP that were previously issued to certain of OMP’s named executive officers were converted into and exchanged for the right to receive restricted common units in OMP, subject to the following vesting schedule: (i) 34% vested on March 30, 2021, (ii) 33% will vest on March 30, 2022 and (iii) 33% will vest on March 30, 2023. As of September 30, 2021, the unamortized grant date fair value related to the unvested OMP restricted common units was $0.4 million and will be recognized over a remaining life of approximately two years.
Predecessor Equity-Based Compensation
The Predecessor previously granted equity-classified restricted stock awards and PSUs under its Amended and Restated 2010 Long Term Incentive Plan (the “Predecessor 2010 LTIP”). For the three and nine months ended September 30, 2020, the Predecessor recorded equity-based compensation expense of $3.1 million and $10.6 million, respectively, related to restricted stock awards and $1.6 million and $5.7 million, respectively, related to PSUs in general and administrative expenses on its Condensed Consolidated Statements of Operations. On the Emergence Date and pursuant to the Company’s restructuring plan, all outstanding unvested restricted stock awards and PSUs granted under the Predecessor 2010 LTIP vested, and there were no outstanding Predecessor restricted stock awards and PSUs at September 30, 2021 or December 31, 2020.
2020 Incentive Compensation Program. In the second quarter of 2020, the board of directors of the Predecessor implemented a revised 2020 incentive compensation program pursuant to which all 2020 equity-based awards previously granted were forfeited and concurrently replaced with cash retention incentives. In connection with the 2020 cash incentive compensation program, the Predecessor recorded $5.9 million and $12.4 million in general and administrative expenses on its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, respectively.
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
On June 29, 2021, the Company declared a special dividend of $4.00 per share of common stock (the “Special Dividend”). The Special Dividend of $80.0 million was paid on July 21, 2021 to shareholders of record as of July 9, 2021.
On August 3, 2021, the Company declared a dividend of $0.375 per share of common stock. The dividend of $7.5 million was paid on August 27, 2021 to shareholders of record as of August 16, 2021.
On October 26, 2021, the Company declared a dividend of $0.50 per share of common stock payable on November 29, 2021 to shareholders of record as of November 15, 2021.
Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share repurchase program. In March 2021, the Board of Directors authorized a share-repurchase program covering up to $100.0 million of the Company’s common stock which expires on December 31, 2022. During the nine months ended September 30, 2021, the Company repurchased an aggregate amount of 190,783 shares of common stock at a weighted average price of $76.30 per common share for a total cost of $14.6 million.
There were no share repurchases made subsequent to September 30, 2021, except from October 28, 2021 through November 2, 2021, the Company repurchased 156,519 shares of common stock at a weighted average price of $121.22 per common share for a total cost of $19.0 million.
Warrants. As of September 30, 2021, there were 1,615,555 warrants outstanding. During the three and nine months ended September 30, 2021, there were 2,791 and 6,050 warrants exercised, respectively. The warrants, which are classified as equity, are exercisable to purchase one share of common stock per warrant at an initial exercise price of $94.57 per warrant. In connection with the Special Dividend, the exercise price decreased from $94.57 per warrant to $90.57 per warrant on July 12, 2021.
The warrants are exercisable from the date of issuance until November 19, 2024, at which time all unexercised warrants will expire and the rights of the holders of such warrants to purchase common stock will terminate. The number of shares of common stock for which a warrant is exercisable and the exercise price, are subject to adjustment from time to time upon the occurrence of certain events, including: (1) stock splits, reverse stock splits or stock dividends to holders of common stock or (2) a reclassification in respect of common stock.

OMP Equity Offering. On June 29, 2021, OMP completed an underwritten public offering of 3,623,188 common units representing limited partnership interests at a price to the public of $24.00 per common unit (the “OMP Equity Offering”) and received net proceeds of $86.7 million, after deducting underwriting discounts, commissions and offering expenses. OMP used the proceeds from the OMP Equity Offering to redeem 3,623,188 common units held by Oasis for $87.0 million (the “OMP Unit Redemption”). Following the OMP Unit Redemption, the Company owns approximately 70%, and non-controlling interests own approximately 30% of OMP’s outstanding common units.
Tax benefits preservation plan. On August 3, 2021, the Board of Directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s Tax Benefits, which may be utilized in certain circumstances to reduce the Company’s future income tax obligations.
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
The following table summarizes the basic and diluted weighted average common shares outstanding and the weighted average common shares excluded from the calculation of diluted weighted average common shares outstanding due to the anti-dilutive effect for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Weighted average common shares outstanding:
Basic	19,812	318,287	19,905	317,365
Dilutive effect of equity-classified awards	956	—	603	—
Dilutive effect of warrants	18	—	—	—
Diluted	20,786	318,287	20,508	317,365

Anti-dilutive weighted average common shares:
Potential common shares	2,152	4,292	2,295	7,420
For the three and nine months ended September 30, 2021 (Successor), the diluted earnings per share calculation excludes the impact of unvested share based awards and outstanding warrants that were anti-dilutive under the treasury stock method. In addition, for the three and nine months ended September 30, 2020 (Predecessor), the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of all potentially dilutive shares.
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
The Company’s midstream business segment performs midstream services including: (i) natural gas gathering, compression,

processing and gas lift supply; (ii) crude oil gathering, terminaling and transportation; (iii) produced and flowback water gathering and disposal; and (iv) freshwater supply and distribution. Revenues for the midstream segment are derived from performing these services for the Company’s E&P segment as well as third-party producers. The revenues and expenses related to services provided by the midstream segment for the Company’s ownership interests are eliminated in consolidation, and only the revenues and expenses related to non-affiliated interest owners and third-party customers are included in the Company’s Condensed Consolidated Statements of Operations.
The Company’s corporate activities have been allocated to the supported business segments accordingly. Management evaluates the performance of the Company’s business segments based on operating income (loss), which is defined as segment operating revenues less operating expenses, including depreciation, depletion and amortization.
The following table summarizes financial information for the Company’s two business segments for the periods presented:

	E&P	Midstream	Eliminations	Consolidated

	(In thousands)
Successor
Three months ended September 30, 2021:
Revenues from non-affiliates	$335,327	$66,712	$—	$402,039
Inter-segment revenues	—	41,561	(41,561)	—
Total revenues	335,327	108,273	(41,561)	402,039
Operating income	153,125	51,289	(824)	203,590
Total other expense, net	(109,085)	(11,173)	—	(120,258)
Income before income taxes	$44,040	$40,116	$(824)	$83,332
Lease operating expenses	$44,914	$—	$(15,607)	$29,307
Gathering, processing and transportation expenses	30,028	—	(13,628)	16,400
General and administrative expenses(1)	15,702	6,668	(2,856)	19,514
Equity-based compensation expenses	4,144	143	—	4,287

Predecessor
Three months ended September 30, 2020:
Revenues from non-affiliates	$215,636	$55,423	$—	$271,059
Inter-segment revenues	—	54,638	(54,638)	—
Total revenues	215,636	110,061	(54,638)	271,059
Operating income (loss)	(8,603)	48,132	(1,005)	38,524
Total other expense, net	(87,953)	(2,812)	—	(90,765)
Income (loss) before income taxes	$(96,556)	$45,320	$(1,005)	$(52,241)
Lease operating expenses	$41,235	$—	$(11,882)	$29,353
Gathering, processing and transportation expenses	32,003	—	(11,675)	20,328
General and administrative expenses(1)	44,088	9,089	(3,926)	49,251
Equity-based compensation expenses	4,502	400	(68)	4,834

Successor
Nine months ended September 30, 2021:

Revenues from non-affiliates	$947,013	$203,545	$—	$1,150,558
Inter-segment revenues	—	125,007	(125,007)	—
Total revenues	947,013	328,552	(125,007)	1,150,558
Operating income (loss)	593,493	139,946	(3,441)	729,998
Total other income (expense), net	(574,583)	(26,039)	—	(600,622)
Income before income taxes	$18,910	$113,907	$(3,441)	$129,376
Lease operating expenses	$146,414	$—	$(47,526)	$98,888
Gathering, processing and transportation expenses	90,920	—	(38,324)	52,596
General and administrative expenses(1)	47,084	23,403	(10,026)	60,461
Equity-based compensation expenses	10,518	669	—	11,187

Predecessor
Nine months ended September 30, 2020:
Revenues from non-affiliates	$668,849	$156,360	$—	$825,209
Inter-segment revenues	—	160,377	(160,377)	—
Total revenues	668,849	316,737	(160,377)	825,209
Operating income (loss)	(4,866,759)	36,526	(4,995)	(4,835,228)
Total other income (expense), net	140,580	(38,568)	—	102,012
Loss before income taxes	$(4,726,179)	$(2,042)	$(4,995)	$(4,733,216)
Lease operating expenses	$144,912	$—	$(36,182)	$108,730
Gathering, processing and transportation expenses	105,897	—	(32,340)	73,557
General and administrative expenses(1)	103,051	26,995	(12,178)	117,868
Equity-based compensation expenses	15,909	1,031	(409)	16,531

Successor
At September 30, 2021:
Property, plant and equipment, net	$692,271	$893,333	$(2,760)	$1,582,844
Total assets	1,939,695	1,062,577	(2,760)	2,999,512
At December 31, 2020:
Property, plant and equipment, net	$837,020	$892,043	$(276)	$1,728,787
Total assets	1,093,253	1,066,060	(276)	2,159,037
___________________
(1)Includes equity-based compensation expenses.
18. Commitments and Contingencies
As of September 30, 2021, the Company’s material off-balance sheet arrangements and transactions include $6.7 million in outstanding letters of credit under its revolving credit facilities and $10.2 million in net surety bond exposure issued as financial assurance on certain agreements.
As of September 30, 2021, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 24 — Commitments and Contingencies in the Company’s 2020 Annual Report other than the items discussed below.
Volume commitment agreements. As of December 31, 2020, the Company had $32.6 million of estimable future commitments pursuant to volume commitment agreements related to properties divested in the Primary Permian Basin Sale. Such volume commitment agreements were assigned to Percussion at closing, and the Company no longer has any remaining volume commitments associated with these agreements. In addition, the Company previously disclosed in its 2020 Annual Report potential future obligations associated with a continuous development agreement (the “CDA”) concerning certain drilling and development obligations in the Permian Basin. The CDA was assigned to Percussion upon closing of the Primary Permian Basin Sale, and the Company does not have any future obligations associated with this agreement.

In August 2021, certain escalations became effective pursuant to an agreement to transport a minimum quantity of crude oil volumes in the Williston Basin. As of September 30, 2021, the Company’s estimable future commitment under this agreement was $258.6 million and has a remaining term of approximately 7 years.
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
Mandan, Hidatsa and Arikara Nation (“MHA Nation”) Title Dispute. This matter relates to certain leases acquired by the Company from QEP in October 2021: in June 2018, the MHA Nation notified QEP of its position that QEP has no valid lease covering certain minerals underlying the Missouri and Little Missouri Riverbeds on the Fort Berthold Reservation in North Dakota. The MHA Nation also passed a resolution purporting to rescind those portions of QEP's IMDA lease covering the disputed minerals underlying the Missouri River. QEP responded in September 2018 stating that the minerals underlying the Missouri River are properly leased. In May 2020, the Office of the Solicitor of the United States Department of the Interior (the “Department of the Interior”) issued an opinion (the “Missouri River Opinion”) finding that the State of North Dakota, not the MHA nation, is the legal owner of the minerals underlying the Missouri River. The MHA Nation filed actions in two federal courts seeking to overturn the May 2020 decision, and in March 2021, the Department of the Interior withdrew the Missouri River Opinion.
Mirada litigation. As previously disclosed in the Company’s 2020 Annual Report, the Company entered into a Settlement and Mutual Release Agreement (the “Mirada Settlement Agreement”) with Mirada Energy, LLC and certain related parties (“Mirada”) on September 28, 2020. The Mirada Settlement Agreement provides for, among other things, payment by OPNA to Mirada of $42.8 million. The Company paid Mirada $20.0 million on the Emergence Date and $22.8 million in May 2021. These amounts were previously accrued for in the Company’s condensed consolidated financial statements, and there are no remaining settlement payments outstanding as of September 30, 2021.
19. Subsequent Events
On October 26, 2021, the Company announced that on October 25, 2021, OMP and OMP GP entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”), Project Falcon Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“Merger Sub”), Project Phantom Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“GP Merger Sub”), and, solely for the purposes of Section 2.1(a)(i) of the Merger Agreement, Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OMP (the “LP Merger”), with OMP surviving the LP Merger as a subsidiary of Crestwood, and GP Merger Sub will merge with and into OMP GP (the “GP Merger” and, together with the LP Merger, the “Mergers”), with OMP GP surviving the GP Merger as a wholly-owned subsidiary of Crestwood.
Under the terms of the Merger Agreement, Oasis, as a unitholder of OMP, will receive $160.0 million in cash in addition to approximately 21.0 million common units of Crestwood in aggregate in exchange for its ownership of OMP common units and non-economic general partner stake in OMP GP. At the effective time of the Mergers (the “Effective Time”): (i) 6,520,944 common units representing limited partner interests in OMP (“OMP Common Units”) issued and outstanding immediately prior to the Effective Time and owned by OMS Holdings (such OMP Common Units, the “Sponsor Cash Units”), will be converted into and will thereafter represent the right to receive $150.0 million in cash in the aggregate and each other OMP Common Unit issued and outstanding immediately prior to the Effective Time owned by the Company or its subsidiaries (other than OMP) (together with the Sponsor Cash Units, the “Sponsor Units”) will be converted into and will thereafter represent the right to receive 0.7680 common units representing limited partner interests in Crestwood (“Crestwood Common Units”); (ii) each OMP Common Unit issued and outstanding immediately prior to the Effective Time (other than the Sponsor Units) will be converted into and will thereafter represent the right to receive 0.8700 (the “Public Holder Exchange Ratio”) Crestwood Common Units and (iii) all of the limited liability company interests of OMP GP issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $10.0 million in cash. Upon completion of the Mergers, the Company is expected to own approximately 22% of the Crestwood Common Units.
The Mergers were unanimously approved by the Board of Directors of both Oasis and Crestwood and have also been unanimously approved by the Board of Directors and Conflicts Committee of OMP GP. The Mergers are expected to close in the first quarter of 2022 and are subject to customary closing conditions.

Contemporaneously with the execution of the Merger Agreement, the Company, OMP, Crestwood, OMP GP and OMS Holdings entered into a support agreement (the “Support Agreement”) regarding the OMP Common Units owned by the Company and OMS Holdings (or their affiliates). Pursuant to the Support Agreement, the Company and OMS Holdings have agreed to, among other things (and as applicable), following effectiveness of a registration statement of Crestwood on Form S-4 in connection with the issuance of Crestwood Common Units in the LP Merger, execute and deliver, or cause an affiliate to execute and deliver, a written consent covering all of their OMP Units, approving the Merger Agreement and the transactions contemplated thereby. The Support Agreement and the Merger Agreement may be terminated in the event the written consent is not delivered.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the related impacts to energy demand, our businesses, operations, earnings and results. In particular, the factors discussed below and detailed under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about:
•crude oil, natural gas and natural gas liquids (“NGL”) realized prices;
•developments in the global economy as well as the public health crisis related to the COVID-19 pandemic and resulting demand and supply for crude oil and natural gas;
•uncertainty regarding the worldwide response to COVID-19, including the impact of new virus strains, the administration of vaccines and the risks associated with restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil and natural gas;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas;
•levels of crude oil and natural gas inventory stored in the U.S. and elsewhere;
•general economic conditions;
•inflation rates;
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
•the recently announced merger of Oasis Midstream Partners LP (“OMP”) and Crestwood Equity Partners LP (“Crestwood”), including risks that the proposed transaction may not be consummated or the benefits contemplated therefrom may not be realized, the ability to obtain requisite regulatory and unitholder approval and the satisfaction of the other conditions to the consummation of the proposed transaction, the ability of Crestwood to successfully integrate OMP’s operations and employees and realize anticipated synergies and cost savings and the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers, customers, competitors and credit rating agencies;
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
•plans, objectives, expectations and intentions contained in this report that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2020 Annual Report and in our other filings with the U.S Securities and Exchange Commission (the “SEC”).

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil and natural gas prices, weather and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, the ability to realize the anticipated benefits from the Williston Basin Acquisition or OMP Merger (each as defined herein), uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are an independent exploration and production (“E&P”) company focused on the acquisition and development of onshore, unconventional crude oil and natural gas resources in the United States. Oasis Petroleum North America LLC conducts our E&P activities and owns our oil and gas properties located in the North Dakota and Montana regions of the Williston Basin. During the second quarter of 2021, we sold our E&P assets in the Texas region of the Permian Basin. In addition to our E&P segment, we operate a midstream business through OMP, a leading gathering and processing master limited partnership that owns, develops, operates and acquires a diversified portfolio of midstream assets in North America. We own OMP GP LLC, a Delaware limited liability company and the general partner of OMP (“OMP GP”), and approximately 70% of OMP. We derive significant cash flows from the midstream segment through distributions from our ownership of OMP limited partner units.
Recent Developments
Williston Basin Acquisition
On October 21, 2021, we completed our acquisition of approximately 95,000 net acres in the Williston Basin, effective April 1, 2021, from QEP Energy Company, a wholly-owned subsidiary of Diamondback Energy, Inc. for an adjusted purchase price of $585.8 million (the “Williston Basin Acquisition”). The adjusted purchase price included a deposit of $74.5 million paid on May 3, 2021 and $511.3 million paid at closing on October 21, 2021. We funded the Williston Basin Acquisition with cash on hand, which included proceeds from the Permian Basin Sale (defined below) and our issuance of $400.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2026 (the “Oasis Senior Notes”).
Permian Basin Sale
On June 29, 2021, we completed the sale of our remaining upstream assets in the Texas region of the Permian Basin, effective March 1, 2021, to Percussion Petroleum Operating II, LLC (“Percussion”) for an aggregate purchase price of $450.0 million (the “Primary Permian Basin Sale”). The purchase price consisted of $375.0 million cash at closing and up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). We received cash proceeds of $347.3 million, consisting of a deposit of $31.9 million on May 20, 2021 and $315.4 million at closing on June 29, 2021. The total consideration remains subject to earn-out payments and customary post-closing adjustments.
In addition to the Primary Permian Basin Sale, we also divested certain wellbore interests in the Texas region of the Permian Basin to separate buyers in the second quarter of 2021 (the “Additional Permian Basin Sale” and together with the Primary Permian Basin Sale, the “Permian Basin Sale”). We received cash proceeds from the Additional Permian Basin Sale of $24.0 million, and we expect to receive total aggregate cash proceeds of $30.0 million.
Change in Chief Executive Officer
On April 13, 2021, Daniel E. Brown was appointed Chief Executive Officer of the Company. At the same time, Mr. Brown was also appointed to the Company’s Board of Directors. Mr. Brown replaced Douglas E. Brooks, who was previously appointed to serve as Chief Executive Officer on an interim basis. Mr. Brooks continues to serve in his role as Board Chair.
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

Midstream Transactions
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
OMP Merger
On October 25, 2021, the Company, OMP and OMP GP entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Crestwood, Project Falcon Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“Merger Sub”), Project Phantom Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood (“GP Merger Sub”), and, solely for the purposes of Section 2.1(a)(i) of the Merger Agreement, Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OMP (the “LP Merger”), with OMP surviving the LP Merger as a subsidiary of Crestwood, and GP Merger Sub will merge with and into OMP GP (the “GP Merger” and, together with the LP Merger, the “Mergers”), with OMP GP surviving the GP Merger as a wholly-owned subsidiary of Crestwood.
Under the terms of the Merger Agreement, Oasis, as a unitholder of OMP, will receive $160.0 million in cash in addition to approximately 21.0 million common units of Crestwood in aggregate in exchange for its ownership of OMP common units and non-economic general partner stake in OMP GP. At the effective time of the Mergers (the “Effective Time”): (i) 6,520,944 common units representing limited partner interests in OMP (“OMP Common Units”) issued and outstanding immediately prior to the Effective Time and owned by OMS Holdings LLC, a Delaware limited liability company (“OMS Holdings”) and subsidiary of the Company (such OMP Common Units, the “Sponsor Cash Units”), will be converted into and will thereafter represent the right to receive $150.0 million in cash in the aggregate and each other OMP Common Unit issued and outstanding immediately prior to the Effective Time owned by the Company or its subsidiaries (other than OMP) (together with the Sponsor Cash Units, the “Sponsor Units”) will be converted into and will thereafter represent the right to receive 0.7680 common units representing limited partner interests in Crestwood (“Crestwood Common Units”); (ii) each OMP Common Unit issued and outstanding immediately prior to the Effective Time (other than the Sponsor Units) will be converted into and will thereafter represent the right to receive 0.8700 (the “Public Holder Exchange Ratio”) Crestwood Common Units and (iii) all of the limited liability company interests of OMP GP issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $10.0 million in cash. Upon completion of the Mergers, the Company is expected to own approximately 22% of the Crestwood Common Units.
The Mergers were unanimously approved by the Board of Directors of both Oasis and Crestwood and have also been unanimously approved by the Board of Directors and Conflicts Committee of OMP GP. We expect the Mergers will be completed in the first quarter of 2022, subject to customary closing conditions.
Contemporaneously with the execution of the Merger Agreement, the Company, OMP, Crestwood, OMP GP and OMS Holdings entered into a support agreement (the “Support Agreement”) regarding the OMP Common Units owned by the Company and OMS Holdings (or their affiliates). Pursuant to the Support Agreement, the Company and OMS Holdings have agreed to, among other things (and as applicable), following effectiveness of a registration statement of Crestwood on Form S-4 in connection with the issuance of Crestwood Common Units in the LP Merger, execute and deliver, or cause an affiliate to execute and deliver, a written consent covering all of their OMP Units, approving the Merger Agreement and the transactions contemplated thereby. The Support Agreement and the Merger Agreement may be terminated in the event the written consent is not delivered.

Market Conditions and COVID-19
COVID-19 remains a global health crisis and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread. Public health and governmental authorities have commenced programs to administer vaccines and certain restrictions imposed to contain the spread of COVID-19 have been lifted. In September 2021, President Biden announced a COVID-19 action plan that would have the Occupational Safety and Health Administration develop an Emergency Temporary Standard which may include new obligations for employers with one hundred or more employees with respect to vaccinations, testing and paid time off. We monitor mandates related to COVID-19 at both the federal and state levels on an ongoing basis and continue to assess the potential impacts of those mandates. Despite improvements in global economic activity levels and higher energy demand compared to 2020, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. We are unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact our business, results of operations, financial condition or cash flows. Commodity prices have improved from historic lows in 2020, however, further negative impacts from COVID-19 may require us to adjust our business plan. In response to the impacts of COVID-19 and the economic environment, we reduced our workforce during the first quarter of 2021 to adjust our business to expected lower levels of activity and operate in a sustainable and cost-efficient manner.
We are focused on the safety of our employees, contractors, and the communities where we work as we continue to operate during the COVID-19 pandemic. We have deployed additional safety protocols and training procedures, including enhanced daily cleaning in common spaces, use of face coverings, limiting use of conference rooms and group gatherings and adherence to social distancing requirements. Our Crisis Management Team continues to monitor public health data and guidance, engages with peer companies, and participates with industry associations to ensure alignment with guidance for employee health and safety.
Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, natural gas and NGLs have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future. In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. During the third quarter of 2021, our crude oil price differentials averaged $0.43 per barrel discount to NYMEX WTI. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows.
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of September 30, 2021, 93% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems.

Recent Highlights:
•Declared a dividend for third quarter of 2021 of $0.50 per share of common stock. The dividend will be payable on November 29, 2021 to shareholders of record as of November 15, 2021.
•Production volumes averaged 51,804 barrels of oil equivalent per day (“Boepd”) (62% oil) in the third quarter of 2021.
•E&P capital expenditures were $41.9 million in the third quarter of 2021.
•E&P lease operating expense (“LOE”) was $9.42 per barrel of oil equivalent (“Boe”) in the third quarter of 2021.
•Crude oil differentials averaged $0.43 to NYMEX WTI in the third quarter of 2021.
•Net cash provided by operating activities was $294.4 million for the three months ended September 30, 2021. Adjusted EBITDA attributable to Oasis, a non-GAAP financial measure, was $116.2 million for the three months ended September 30, 2021. See “Non-GAAP Financial Measures” below.
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
Our midstream revenues are primarily derived from natural gas gathering, compression, processing and gas lift supply; sales of residue gas and NGLs related to third-party natural gas purchase arrangements; produced and flowback water gathering and disposal; crude oil gathering, terminaling and transportation and fresh water distribution. Our other services revenues are derived from equipment rentals, and also include revenues from well completion services prior to our exit from the well services business in the first quarter of 2020 (the “Well Services Exit”).
A significant portion of our midstream revenues and all of our other services revenues are from services performed for our operated wells. Intercompany revenues for work performed for our ownership interests are eliminated in consolidation, and only the revenues related to non-affiliated interest owners and other third-party customers are included in midstream and other services revenues.

The following table summarizes our revenues, production data and sales prices for the periods presented:

	Successor			Predecessor
	Three Months Ended September 30, 2021	Three Months Ended June 30, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Revenues (in thousands)
Crude oil revenues	$205,731	$206,729	$598,278	$448,904
Natural gas revenues	75,905	48,498	184,046	63,631
Purchased oil and gas sales	53,570	81,855	183,885	167,824
Midstream revenues	66,712	55,783	183,807	138,164
Other services revenues	121	195	542	6,686
Total revenues	$402,039	$393,060	$1,150,558	$825,209
Production data
Crude oil (MBbls)	2,934	3,155	9,402	12,263
Natural gas (MMcf)	10,989	10,703	32,707	35,881
Oil equivalents (MBoe)	4,766	4,939	14,853	18,243
Average daily production (Boepd)	51,804	54,271	54,407	66,581
Average sales prices
Crude oil (per Bbl)
Average sales price	$70.12	$65.52	$63.63	$36.61
Effect of derivative settlements(1)	(26.31)	(17.75)	(16.62)	13.17
Average realized price after the effect of derivative settlements(1)	$43.81	$47.77	$47.01	$49.78
Natural gas (per Mcf)(2)
Average sales price	$6.91	$4.53	$5.63	$1.77
Effect of derivative settlements(1)	(0.39)	—	(0.12)	—
Average realized price after the effect of derivative settlements(1)	$6.52	$4.53	$5.51	$1.77
____________________
(1)The effect of derivative settlements includes the cash received or paid for the gains or losses on commodity derivatives settled in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
(2)Natural gas prices include the value for natural gas and NGLs.

Three months ended September 30, 2021 as compared to three months ended June 30, 2021
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $26.4 million to $281.6 million during the three months ended September 30, 2021. This increase was primarily driven by a $14.5 million increase due to higher crude oil realized prices and a $25.4 million increase due to higher natural gas realized prices, offset by a $13.5 million decrease driven by lower crude oil and natural gas production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $4.60 per barrel quarter over quarter to an average of $70.12 per barrel for the three months ended September 30, 2021. Average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $2.38 per Mcf quarter over quarter to an average of $6.91 per Mcf for the three months ended September 30, 2021. Average daily production volumes sold decreased by 2,467 Boepd to 51,804 Boepd quarter over quarter primarily driven by a decrease in crude oil production as a result of the Permian Basin Sale in the second quarter of 2021.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $28.3 million to $53.6 million for the three months ended September 30, 2021. This decrease was primarily due to a reduction in crude oil volumes purchased and then subsequently sold in the Williston Basin.
Midstream revenues. Midstream revenues increased $10.9 million to $66.7 million during the three months ended September 30, 2021. This increase was primarily driven by a $7.0 million increase in natural gas revenues due to an increase in sales from natural gas purchase arrangements, coupled with a $2.9 million increase in produced and flowback water revenues and a $1.4 million increase in crude oil revenues.
Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $269.8 million to $782.3 million during the nine months ended September 30, 2021. This increase was primarily driven by a $469.7 million increase due to higher crude oil and natural gas realized prices, offset by a $199.9 million decrease due to the lower crude oil and natural gas production volumes sold period over period. Average crude oil sales prices, without derivative settlements, increased by $27.02 per barrel to an average of $63.63 per barrel, and average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $3.86 per Mcf to an average of $5.63 per Mcf for the nine months ended September 30, 2021. Average daily production sold decreased by 12,174 Boepd to 54,407 Boepd period over period. The decrease in average daily production volumes sold period over period was due to a reduction in new wells coming online as a result of fewer well completions, coupled with the Permian Basin Sale in the second quarter of 2021.
Purchased oil and gas sales. Purchased oil and gas sales increased $16.1 million to $183.9 million for the nine months ended September 30, 2021. This increase was primarily due to higher crude oil sales prices period over period, partially offset by lower crude oil volumes purchased and then subsequently sold in the Williston Basin and Permian Basin.
Midstream revenues. Midstream revenues were $183.8 million for the nine months ended September 30, 2021, which was a $45.7 million increase period over period. This increase was driven by a $50.2 million increase in natural gas revenues due to an increase in sales from natural gas purchase arrangements due to higher residue gas and NGL prices. This was offset by a $2.6 million decrease in produced and flowback water revenues and a $1.2 million decrease in freshwater revenues.
Other services revenues. Other services revenues decreased by $6.2 million to $0.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by a decrease in well completion revenues due to the Well Services Exit.

Expenses and other income (expenses)
The following table summarizes our operating expenses and other income (expenses) for the periods presented (in thousands, except per Boe of production):

	Successor			Predecessor
	Three Months Ended September 30, 2021	Three Months Ended June 30, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Operating expenses
Lease operating expenses	$29,307	$34,321	$98,888	$108,730
Midstream expenses	32,396	23,547	83,841	32,355
Other services expenses	26	21	47	5,968
Gathering, processing and transportation expenses	16,400	20,485	52,596	73,557
Purchased oil and gas expenses	53,880	85,455	187,745	165,932
Production taxes	18,445	16,208	50,933	39,129
Depreciation, depletion and amortization	33,623	38,968	112,581	272,885
Exploration expenses	263	1,250	1,936	3,061
Rig termination	—	—	—	1,279
Impairment	—	2	5	4,828,575
General and administrative expenses	19,514	20,210	60,461	117,868
Litigation settlement	—	—	—	22,750
Total operating expenses	203,854	240,467	649,033	5,672,089
Gain on sale of properties	5,405	222,980	228,473	11,652
Operating income (loss)	203,590	375,573	729,998	(4,835,228)
Other income (expense)
Net gain (loss) on derivative instruments	(101,790)	(267,037)	(550,342)	243,064
Interest expense, net of capitalized interest	(18,153)	(22,571)	(49,421)	(177,534)
Gain on extinguishment of debt	—	—	—	83,867
Reorganization items, net	—	—	—	(49,758)
Other income (expense)	(315)	(1,002)	(859)	2,373
Total other income (expense), net	(120,258)	(290,610)	(600,622)	102,012
Income (loss) before income taxes	83,332	84,963	129,376	(4,733,216)
Income tax benefit	—	(3,654)	—	262,495
Net income (loss) including non-controlling interests	83,332	81,309	129,376	(4,470,721)
Less: Net income (loss) attributable to non-controlling interests	11,382	7,945	27,654	(11,218)
Net income (loss) attributable to Oasis	$71,950	$73,364	$101,722	$(4,459,503)
Costs and expenses (per Boe of production)
Lease operating expenses	$6.15	$6.95	$6.66	$5.96
Gathering, processing and transportation expenses	3.44	4.15	3.54	4.03
Production taxes	3.87	3.28	3.43	2.14

Three months ended September 30, 2021 as compared to three months ended June 30, 2021
Lease operating expenses. LOE decreased $5.0 million to $29.3 million for the three months ended September 30, 2021. This decrease was primarily due to a reduction of $6.4 million in the Permian Basin following the Permian Basin Sale in the second quarter of 2021, partially offset by a $1.3 million increase in LOE in the Williston Basin due to an increase in produced and flowback water volumes and gas lift volumes. LOE per Boe decreased from $6.95 per Boe to $6.15 per Boe primarily due to higher production volumes in the Williston Basin. E&P LOE, which excludes impacts from our midstream business segment, decreased $0.79 to $9.42 per BOE in the third quarter of 2021.
Midstream expenses. Midstream expenses increased $8.9 million during the three months ended September 30, 2021, primarily due to a $7.3 million increase in natural gas purchases from third party producers and a $1.3 million increase in produced and flowback water expenses.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses decreased $4.1 million during the three months ended September 30, 2021, primarily due to a decrease of $2.6 million in the Permian Basin following the Permian Basin Sale in the second quarter of 2021, coupled with a $2.3 million decrease due to lower natural gas gathering and transportation expenses in the Williston Basin, partially offset by a $1.1 million increase in crude oil transportation expenses due primarily to an increase in volumes transported on DAPL. GPT per Boe decreased $0.71 to $3.44 for the three months ended September 30, 2021 due to the lower aforementioned costs, coupled with higher production volumes in the Williston Basin. E&P GPT per Boe, which excludes certain impacts from our midstream business segment, decreased to $3.95 for the three months ended September 30, 2021. Cash GPT per Boe, which excludes non-cash valuation adjustments, decreased to $3.56 for the three months ended September 30, 2021. E&P GPT and Cash GPT are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent crude oil purchased to optimize transportation costs, for blending at our crude oil terminal or to cover production shortfalls, decreased $31.6 million to $53.9 million for the three months ended September 30, 2021. This decrease was primarily due to a decrease in crude oil volumes purchased and then subsequently sold in the Williston Basin, coupled with a reduction in purchased oil and gas expenses in the Permian Basin as a result of the Permian Basin Sale in the second quarter of 2021.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses decreased $5.3 million to $33.6 million for the three months ended September 30, 2021 due to a decrease in the DD&A rate to $4.02 per Boe during the three months ended September 30, 2021, compared to $4.67 per Boe during the three months ended June 30, 2021.
General and administrative (“G&A”) expenses. G&A expenses decreased $0.7 million to $19.5 million for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021 primarily due to lower employee compensation related expenses. In addition, the Company incurred $2.3 million of non-recurring charges during the three months ended September 30, 2021 related to the Williston Basin Acquisition, OMP merger and restructuring consulting expenses.
Gain on sale of properties. For the three months ended September 30, 2021, we recognized a $5.4 million net gain on the sale of properties related to customary post-close adjustments in connection with the Permian Basin Sale. For the three months ended June 30, 2021, we recognized a $223.0 million net gain on the sale of properties primarily related to the Permian Basin Sale, which closed on June 29, 2021.
Derivative instruments. We recorded a $101.8 million net loss on derivative instruments during the three months ended September 30, 2021. The net loss was primarily due to a realized loss of $81.4 million and an unrealized loss of $27.2 million on our commodity derivatives. This was partially offset by an unrealized gain of $6.9 million related to the Permian Basin Sale Contingent Consideration. During the three months ended June 30, 2021, we recorded a $267.0 million net loss on derivative instruments, which included a realized loss on our commodity derivatives of $56.0 million.
Interest expense, net of capitalized interest. Interest expense decreased $4.4 million to $18.2 million for the three months ended September 30, 2021. The decrease was primarily due to fees related to the Oasis Bridge Facility of $7.8 million which were incurred during the three months ended June 30, 2021, partially offset by interest expense under the Oasis Senior Notes which were issued on June 9, 2021.
Income tax benefit (expense). We did not record a provision for income tax during the three months ended September 30, 2021. Our income tax expense for the three months ended June 30, 2021 was recorded at 4.3% of pre-tax income. Our effective tax rate for the three months ended September 30, 2021 of 0.0% was lower than the effective tax rate for the three months ended June 30, 2021 primarily due to the impact of the change in the valuation allowance.

Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Lease operating expenses. LOE decreased $9.8 million to $98.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was primarily due to lower fixed costs, coupled with lower costs due to a decrease in produced and flowback water volumes transported and injected period over period. These decreases were partially offset by higher workover costs period over period. LOE per Boe increased $0.70 per Boe to $6.66 per Boe for the nine months ended September 30, 2021 primarily due to lower production volumes. E&P LOE, which excludes impacts from our midstream business segment, increased $1.92 to $9.86 per Boe for the nine months ended September 30, 2021.
Midstream expenses. Midstream expenses increased $51.5 million during the nine months ended September 30, 2021, primarily due to a $52.7 million increase in natural gas purchases from third party producers, driven by higher residue gas and NGL prices, offset by a $0.8 million decrease in freshwater expenses due to lower completion activity.
Other services expenses. Other services expenses represent third party working interest owners’ share of expenses incurred related to equipment rental services provided to our operated wells, and prior to the Well Services Exit, also included the non-affiliated share of well completion service costs and costs of goods sold. The $5.9 million decrease for the nine months ended September 30, 2021 was primarily attributable to a decrease in well completion expenses due to the Well Services Exit.
Gathering, processing and transportation expenses. GPT expenses decreased $21.0 million period over period, primarily due to a $14.6 million decrease in natural gas gathering and transportation expenses, a $3.3 million decrease in crude oil gathering and transportation expenses, and a $3.0 million decrease in pipeline imbalances. GPT per Boe decreased $0.49 to $3.54 for the nine months ended September 30, 2021 due to the lower aforementioned expenses, offset by lower production volumes. E&P GPT per Boe was $4.02 for the nine months ended September 30, 2021 as compared to $4.27 for the nine months ended September 30, 2020. Cash GPT per Boe decreased to $3.65 for the nine months ended September 30, 2021 as compared to $3.96 for the nine months ended September 30, 2020. E&P GPT and Cash GPT are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $21.8 million to $187.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to higher crude oil prices period over period, partially offset by lower crude oil volumes purchased in the Williston Basin and Permian Basin.
Production taxes. Our production taxes as a percentage of crude oil and natural gas sales were 6.5% and 7.6% for the nine months ended September 30, 2021 and 2020, respectively. Production taxes as a percentage of crude oil and natural gas sales decreased period over period primarily due to a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization. DD&A expenses decreased $160.3 million to $112.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was a result of a decrease in the DD&A rate to $7.58 per Boe for the nine months ended September 30, 2021 as compared to $14.96 per Boe for the nine months ended September 30, 2020, coupled with decreased production during the nine months ended September 30, 2021. The decrease in the DD&A rate was primarily due to a lower basis in our proved oil and gas properties as a result of write-downs during 2020.
Exploration expenses. Exploration expenses decreased $1.1 million to $1.9 million for the nine months ended September 30, 2021 as compared to $3.1 million for the nine months ended September 30, 2020. This decrease was primarily due to lower cost write-offs related to exploratory well locations.
Impairment. Impairment expense decreased $4.8 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. There were no material asset impairment charges taken during the nine months ended September 30, 2021. Impairment expense of $4.8 billion for the nine months ended September 30, 2020 was primarily due to the following:
•Proved oil and gas properties. We recorded an impairment charge of $4.4 billion on our proved oil and gas properties, including $3.8 billion in the Williston Basin and $637.3 million in the Permian Basin, for the nine months ended September 30, 2020 primarily due to a significant decline in commodity prices.
•Unproved oil and gas properties. We recorded impairment losses on our unproved oil and gas properties of $293.0 million as a result of leases expiring or expected to expire as well as drilling plan uncertainty on certain acreage of unproved properties.
•Other property and equipment. We recorded impairment charges of $108.8 million to reduce the carrying values of our midstream assets to their estimated fair values as a result of lower forecasted throughput volumes.

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
General and administrative expenses. G&A expenses decreased $57.4 million to $60.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was primarily due to lower employee compensation expenses due to a 26% decrease in employee headcount period over period, coupled with restructuring related expenses incurred during the nine months ended September 30, 2020.
Gain on sale of properties. For the nine months ended September 30, 2021, we recognized a $228.5 million gain on sale of properties primarily related to the Permian Basin Sale (see Item 1. “Financial Statements (Unaudited) — Note 10 — Divestitures”). For the nine months ended September 30, 2020, we recognized a $11.7 million gain on sale of properties primarily related to the sale of certain oil and gas properties in the Williston Basin.
Derivative instruments. We recorded a $550.3 million net loss on derivative instruments during the nine months ended September 30, 2021. The net loss was primarily due to an unrealized loss of $397.2 million and a realized loss of $160.0 million on our commodity derivatives. This was partially offset by an unrealized gain of $6.9 million related to the Permian Basin Sale Contingent Consideration. During the nine months ended September 30, 2020, we recorded a $243.1 million net gain on derivative instruments, including net cash settlement receipts of $224.2 million from our commodity derivatives.
Interest expense, net of capitalized interest. Interest expense decreased $128.1 million to $49.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we recorded specified default interest charges of $30.3 million and $28.0 million related to the Amended and Restated Credit Agreement, dated October 16, 2018, as amended prior to the Emergence Date and OMP Credit Facility (as defined below), respectively. These specified default interest charges were subsequently waived upon our emergence from bankruptcy in November 2020. In addition, interest expense decreased $77.7 million period over period as a result of the cancellation of the Predecessor senior unsecured notes upon emergence from bankruptcy in 2020, partially offset by interest expense incurred under the Oasis Senior Notes which were issued in the second quarter of 2021. These decreases were offset by an $18.1 million increase in interest expense related to the OMP Senior Notes (as defined below) which were issued in the first quarter of 2021. For the nine months ended September 30, 2021, the weighted average debts outstanding under the Oasis Credit Facility (as defined below) and the OMP Credit Facility were $87.6 million and $290.0 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings were 4.2% and 2.4%, respectively. For the nine months ended September 30, 2020, the weighted average debts outstanding under the Predecessor Credit Facility and the OMP Credit Facility were $450.5 million and $482.7 million, respectively, and the weighted average interest rates incurred on the outstanding borrowings, excluding additional interest charges, were 3.3% and 2.6%, respectively. Interest capitalized during the nine months ended September 30, 2021 and 2020 was $1.5 million and $5.6 million, respectively.
Gain on extinguishment of debt. There was no extinguishment of debt during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we repurchased an aggregate principal amount of $156.8 million of Predecessor senior unsecured notes for an aggregate cost of $68.0 million and recognized a pre-tax gain of $83.9 million.
Income tax benefit. We did not record a provision for income tax during the nine months ended September 30, 2021. Our income tax benefit was recorded at 5.5% of pre-tax loss for the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 of 0.0% was lower than the effective tax rate for the nine months ended September 30, 2020 primarily due to the impacts of the change in the valuation allowance and the impacts of non-controlling interests.
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
As of September 30, 2021, we had $1,481.8 million of liquidity available, including $448.6 million in cash and cash equivalents and $633.2 million of aggregate unused borrowing capacity available under the Oasis Credit Facility and the OMP Credit Facility. At September 30, 2021, we had $400.0 million of restricted cash that was held in a standalone account and was used to fund a portion of the Williston Basin Acquisition that closed on October 21, 2021.
Oasis Credit Facility. We have a reserves-based credit agreement (the “Oasis Credit Facility”), which has an overall senior secured line of credit of $1,500.0 million, an aggregate amount of elected commitments of $450.0 million and a borrowing base of $400.0 million at September 30, 2021. On October 21, 2021, we entered into the Fifth Amendment to the Oasis Credit Facility (the “Fifth Amendment”). In connection with the Fifth Amendment, the semi-annual redetermination of the borrowing base was completed, which increased the borrowing base to $900.0 million and reaffirmed the aggregate amount of elected commitments of $450.0 million. The Oasis Credit Facility has a maturity date of May 19, 2024. See “Item 1. — Financial Statements (Unaudited)—Note 11—Long-Term Debt” for more information.
As of September 30, 2021, we had no borrowings outstanding and $1.3 million of outstanding letters of credit under the Oasis Credit Facility, resulting in an unused borrowing capacity of $398.7 million. During the three months ended September 30, 2021, there were no borrowings outstanding under the Oasis Credit Facility. For the nine months ended September 30, 2021, the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.2%. The Company was in compliance with the financial covenants of the Oasis Credit Facility at September 30, 2021.
Oasis Senior Notes. On June 9, 2021, we issued in a private placement $400.0 million of 6.375% senior unsecured notes due June 1, 2026. The Oasis Senior Notes were issued at par and resulted in net proceeds of $393.0 million. We used the proceeds from the Oasis Senior Notes offering to fund a portion of the Williston Basin Acquisition. Interest on the Oasis Senior Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2021. See “Item 1. — Financial Statements (Unaudited)—Note 11—Long-Term Debt” for more information.
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
As of September 30, 2021, the OMP Credit Facility had an aggregate amount of commitments of $450.0 million with $210.0 million of outstanding borrowings and $5.5 million of outstanding letters of credit, resulting in an unused borrowing capacity of $234.5 million. For the three and nine months ended September 30, 2021, the weighted average interest rate incurred on borrowings under the OMP Credit Facility was 2.5% and 2.4%, respectively. OMP was in compliance with the financial covenants of the OMP Credit Facility at September 30, 2021.
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
Cash flows
Our cash flows for the nine months ended September 30, 2021 and 2020 are presented below (in thousands):

	Successor	Predecessor
	Nine months ended September 30, 2021	Nine Months Ended September 30, 2020

Net cash provided by operating activities	$644,746	$154,905
Net cash used in investing activities	(89,031)	(52,365)
Net cash provided by (used in) financing activities	272,667	(38,294)
Increase in cash, cash equivalents and restricted cash	$828,382	$64,246
Cash flows provided by operating activities
Net cash provided by operating activities was $644.7 million for the nine months ended September 30, 2021. The increase in net cash provided by operating activities from the nine months ended September 30, 2020 was due primarily to higher crude oil and natural gas revenues, coupled with lower interest expense related to the cancellation of the Predecessor senior unsecured notes. In addition, G&A, GPT and LOE expenses decreased period over period. Refer to “Results of Operations” above for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund development of our oil and gas properties and the impact of our outstanding derivative instruments. We had a working capital surplus of $88.2 million and a working capital deficit of $69.6 million at September 30, 2021 and December 31, 2020, respectively. We believe we have adequate liquidity to meet our working capital requirements. Our working capital increased due to higher cash and cash equivalents and accounts receivable, partially offset by increases in the net liability related to our short-term derivative instruments, accrued liabilities and revenues and production taxes payable.
Cash flows used in investing activities
Net cash used in investing activities was $89.0 million for the nine months ended September 30, 2021. The increase in net cash used in investing activities from the nine months ended September 30, 2020 was primarily due to payments made related to the settlement of outstanding commodity derivatives, coupled with a deposit made in connection with the Williston Basin Acquisition, offset by proceeds from the Permian Basin Sale and a decrease in cash capital expenditures, primarily for drilling and development costs.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities was $272.7 million for the nine months ended September 30, 2021, which increased from net cash used in financing activities for the nine months ended September 30, 2020. The increase in cash flows from financing activities was primarily due to the issuance of the Oasis Senior Notes and OMP Senior Notes, partially offset by the net principal repayments of outstanding borrowings under the Oasis Credit Facility and OMP Credit Facility.

Capital expenditures
Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	September 30, 2021

	(In thousands)
Capital expenditures:
E&P	$28,595	$52,355	$41,945	$122,895
Other capital expenditures(1)	414	660	606	1,680
Total E&P and other capital expenditures	29,009	53,015	42,551	124,575
Midstream	259	13,392	16,135	29,786
Total capital expenditures(2)	$29,268	$66,407	$58,686	$154,361
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $0.6 million and $1.5 million for the three and nine months ended September 30, 2021.
(2)Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
Dividends
We have paid quarterly cash dividends totaling $22.5 million during 2021. In addition, we paid a special dividend of $4.00 per share of common stock on July 21, 2021 totaling $80.0 million. On October 26, 2021, we declared a dividend of $0.50 per share of common stock payable on November 29, 2021 to shareholders of record as of November 15, 2021.
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
During the nine months ended September 30, 2021, the Company repurchased 190,783 shares of common stock at a weighted average price of $76.30 per common share for a total cost of $14.6 million. There were no share repurchases made subsequent to September 30, 2021, except from October 28, 2021 through November 2, 2021, the Company repurchased 156,519 shares of common stock at a weighted average price of $121.22 per common share for a total cost of $19.0 million.
Tax Benefits Preservation Plan
The Company has determined that it qualifies for an exception to the limitation on its net operating loss carryforwards (“NOLs”) and other tax attributes (collectively, the “Tax Benefits”) under Section 382(l)(5) of the Internal Revenue Code (the “Code”), as of its emergence from Chapter 11 restructuring. This qualification resulted in reducing cash taxes to zero for the nine months ended September 30, 2021, and we do not expect to owe cash taxes for the fiscal year ending December 31, 2021.
Under Section 382(l)(5) of the Code, if the Company were to experience an “ownership change” as defined by Section 382 of the Code within the two-year period immediately following the Emergence Date, the Company would be precluded from utilizing the Tax Benefits following such ownership change. If Oasis is unable to use its Tax Benefits in years in which the Company has taxable income, the Company will pay significantly more in cash tax than if it were able to utilize the Tax Benefits, and those tax costs would negatively impact the Company’s financial position, results of operations and cash flows. As a result, the Board of Directors has adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s Tax Benefits, which may be utilized in certain circumstances to reduce the Company’s future income tax obligations. The Tax Plan reduces the likelihood that any changes in the Company’s investor base, including an ownership change, would limit the Company’s future use of its Tax Benefits.

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
The following table presents a reconciliation of the GAAP financial measure of natural gas revenues to the non-GAAP financial measure of E&P Adjusted Gas Revenue for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Natural gas revenues	$75,905	$24,525	$184,046	$63,631
Intercompany impacts from midstream segment	(11,773)	(9,710)	(32,869)	(26,579)
E&P Adjusted Gas Revenue	$64,132	$14,815	$151,177	$37,052
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

The following table presents a reconciliation of the GAAP financial measure of GPT expenses to the non-GAAP financial measures of Cash GPT and E&P GPT for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

GPT	$16,400	$20,328	$52,596	$73,557
Pipeline imbalances	547	90	1,656	(1,377)
Cash GPT	16,947	20,418	54,252	72,180
Intercompany impacts from midstream segment	1,856	1,965	5,455	5,761
E&P GPT	$18,803	$22,383	$59,707	$77,941
E&P Cash G&A
We define E&P Cash G&A as total G&A expenses less non-cash equity-based compensation expenses, other non-cash charges and G&A expenses attributable to our midstream business segment. E&P Cash G&A is not a measure of G&A expenses as determined by GAAP. Management believes that the presentation of E&P Cash G&A provides useful additional information to investors and analysts to assess our operating costs in comparison to peers without regard to equity-based compensation programs, which can vary substantially from company to company.
The following table presents a reconciliation of the GAAP financial measure of G&A expenses to the non-GAAP financial measure of E&P Cash G&A for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

General and administrative expenses	$19,514	$49,251	$60,461	$117,868
Equity-based compensation expenses	(4,287)	(4,502)	(11,187)	(15,861)
G&A expenses attributable to midstream segment	(3,670)	(5,317)	(12,709)	(17,128)
Other non-cash adjustments	(1,025)	983	(675)	560
E&P Cash G&A	$10,532	$40,415	$35,890	$85,439

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

The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measures of Cash Interest and E&P Cash Interest for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020(1)

Interest expense	$18,153	$37,389	$49,421	$177,534
Capitalized interest	578	1,572	1,539	5,635
Amortization of deferred financing costs(2)	(1,216)	(1,443)	(14,677)	(7,590)
Amortization of debt discount	—	(2,782)	—	(8,317)
Cash Interest	17,515	34,736	36,283	167,262
Cash Interest attributable to OMP	(10,606)	(2,481)	(24,091)	(37,694)
E&P Cash Interest	$6,909	$32,255	$12,192	$129,568
___________________
(1)For the nine months ended September 30, 2020, interest expense, Cash Interest and E&P Cash Interest include a specified default interest charge of $30.3 million related to the Predecessor Credit Facility. For the nine months ended September 30, 2020, interest expense, Cash Interest and Cash Interest attributable to OMP include a specified default interest charge of $28.0 million related to the OMP Credit Facility. These specified default interest charges were waived upon our emergence from bankruptcy on November 19, 2020.
(2)The nine months ended September 30, 2021 includes $7.8 million of fees associated with a bridge loan facility which were expensed as incurred. See “Item 1. — Financial Statements (Unaudited)—Note 11—Long-Term Debt” for more information.
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

The following table presents reconciliations of the GAAP financial measures of net loss including non-controlling interests and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Adjusted EBITDA attributable to Oasis for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net income (loss) including non-controlling interests	$83,332	$(47,097)	$129,376	$(4,470,721)
Gain on sale of properties	(5,405)	(1,473)	(228,473)	(11,652)
(Gain) loss on extinguishment of debt	—	20	—	(83,867)
Net (gain) loss on derivative instruments	101,790	5,071	550,342	(243,064)
Derivative settlements	(81,443)	80,154	(160,018)	224,223
Interest expense, net of capitalized interest(1)	18,153	37,389	49,421	177,534
Depreciation, depletion and amortization	33,623	36,000	112,581	272,885
Impairment	—	2,578	5	4,828,575
Rig termination	—	1,017	—	1,279
Exploration expenses	263	725	1,936	3,061
Equity-based compensation expenses	4,287	4,834	11,187	16,531
Litigation settlement	—	22,750	—	22,750
Reorganization items, net	—	49,758	—	49,758
Income tax benefit	—	(5,144)	—	(262,495)
Other non-cash adjustments	816	104	164	3,114
Adjusted EBITDA	155,416	186,686	466,521	527,911
Adjusted EBITDA attributable to OMP	(58,178)	(57,106)	(170,456)	(170,054)
Adjusted EBITDA attributable to DevCo Interests	—	19,808	—	60,553
Cash distributions from OMP to Oasis(2)	18,954	13,266	52,828	39,774
Adjusted EBITDA attributable to Oasis	$116,192	$162,654	$348,893	$458,184

Net cash provided by operating activities	$294,383	$95,010	$644,746	$154,905
Derivative settlements	(81,443)	80,154	(160,018)	224,223
Interest expense, net of capitalized interest(1)	18,153	37,389	49,421	177,534
Rig termination	—	1,017	—	1,279
Exploration expenses	263	725	1,936	3,061
Deferred financing costs amortization and other	(2,523)	(2,286)	(18,811)	(19,041)
Current tax benefit	—	—	—	(36)
Changes in working capital	(74,233)	(48,177)	(50,917)	(39,878)
Litigation settlement	—	22,750	—	22,750
Other non-cash adjustments	816	104	164	3,114
Adjusted EBITDA	155,416	186,686	466,521	527,911
Adjusted EBITDA attributable to OMP	(58,178)	(57,106)	(170,456)	(170,054)
Adjusted EBITDA attributable to DevCo interests	—	19,808	—	60,553
Cash distributions from OMP to Oasis	18,954	13,266	52,828	39,774
Adjusted EBITDA attributable to Oasis	$116,192	$162,654	$348,893	$458,184
___________________
(1)For the nine months ended September 30, 2020, interest expense includes specified default interest charges of $30.3 million related to the Predecessor Credit Facility and $28.0 million related to the OMP Credit Facility. These specified default interest charges were waived upon our emergence from bankruptcy on November 19, 2020.

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
The following table presents a reconciliation of the GAAP financial measure of loss before income taxes including non-controlling interests from our E&P segment to the non-GAAP financial measure of Adjusted EBITDA from our E&P segment and E&P Free Cash Flow for the periods presented (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Income (loss) before income taxes including non-controlling interests	$44,040	$(96,556)	$18,910	$(4,726,179)
Gain on sale of properties	(5,399)	(1,473)	(233,502)	(11,652)
(Gain) loss on extinguishment of debt	—	20	—	(83,867)
Net (gain) loss on derivative instruments	101,790	5,071	550,342	(243,064)
Derivative settlements	(81,443)	80,154	(160,018)	224,223
Interest expense, net of capitalized interest(1)	7,156	34,636	23,445	139,338
Depreciation, depletion and amortization	23,974	31,175	83,976	255,505
Impairment	—	992	3	4,717,306
Exploration expenses	263	463	1,936	3,061
Rig termination	—	1,279	—	1,279
Equity-based compensation	4,144	4,502	10,518	15,909
Litigation settlement	—	22,750	—	22,750
Reorganization items, net	—	49,758	—	49,758
Other non-cash adjustments	816	104	185	3,114
E&P Adjusted EBITDA	95,341	132,875	295,795	367,481
Distributions to Oasis from OMP and DevCo Interests(2)	18,954	33,070	52,828	100,320
E&P Cash Interest(1)	(6,909)	(32,255)	(12,192)	(129,568)
E&P and other capital expenditures	(42,551)	(10,223)	(124,575)	(202,507)
Midstream capital expenditures attributable to DevCo Interests	—	1,246	—	(6,467)
Capitalized interest	578	1,572	1,539	5,635
E&P Free Cash Flow(1)	$65,413	$126,285	$213,395	$134,894

___________________
(1)For the nine months ended September 30, 2020, interest expense, E&P Cash Interest and E&P Free Cash Flow include the impact of a specified default interest charge related to the Predecessor Credit Facility of $30.3 million. The specified default interest was waived upon our emergence from bankruptcy on November 19, 2020.
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
We had a net derivative liability position of $408.9 million at September 30, 2021. A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $158.7 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $153.6 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and COVID-19,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” to our unaudited condensed consolidated financial statements for additional information regarding our derivative instruments.
Interest rate risk. At September 30, 2021, we had $400.0 million of Oasis Senior Notes outstanding at a fixed cash interest rate of 6.375% per annum and $450.0 million of OMP Senior Notes outstanding at a fixed cash interest rate of 8.00% per annum.
At September 30, 2021, we had no borrowings and $1.3 million of outstanding letters of credit under the Oasis Credit Facility. Borrowings under the Oasis Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a London interbank offered rate (“LIBOR”) loan (“Eurodollar Loan”) or a domestic bank prime interest rate loan (“ABR Loan”). The unused borrowing base capacity is subject to a commitment fee of 0.500%.
At September 30, 2021, OMP had $210.0 million of borrowings and $5.5 million of outstanding letters of credit under the OMP Credit Facility, which were subject to varying rates of interest based on (i) OMP’s most recently tested consolidated total leverage ratio and (ii) whether the loan is a Eurodollar Loan or an ABR Loan. The unused portion of the OMP Credit Facility is subject to a commitment fee ranging from 0.375% to 0.500%. At September 30, 2021, the outstanding borrowings under the OMP Credit Facility bore interest at LIBOR plus a 2.25% margin.

We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility or the OMP Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2021, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2020 Annual Report. There have been no material changes in our risk factors from those described in our 2020 Annual Report and subsequent SEC filings.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs
July 1 – July 31, 2021	—	$85,443,582
August 1 – August 31, 2021	—	85,443,582
September 1 – September 30, 2021	—	85,443,582
Total	—	$85,443,582
___________________
(1)In March 2021, the Board of Directors authorized a share-repurchase program covering up to $100.0 million of the Company's common stock. This share-repurchase program expires on December 31, 2022.
During the three months ended September 30, 2021, no shares of common stock were surrendered by the Company’s employees to satisfy tax withholding obligations arising from vesting of restricted stock awards.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated October 25, 2021, by and among Crestwood Equity Partners LP, Project Falcon Merger Sub LLC, Project Phantom Merger Sub LLC, Oasis Midstream Partners LP, OMP GP LLC and, solely for purposes of Section 2.1(a)(i), Crestwood Equity GP LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 28, 2021, and incorporated herein by reference).

3.1	Certificate of Designations of Series A Junior Participating Preferred Stock of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 4, 2021, and incorporated herein by reference).

4.1	Tax Benefits Preservation Plan, dated as of August 3, 2021, by and between Oasis Petroleum Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 4, 2021, and incorporated herein by reference).

10.1
Support Agreement, dated October 25, 2021, by and among Crestwood Equity Partners LP, Oasis Midstream Partners LP, Oasis Petroleum Inc., OMP GP LLC and OMS Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 28, 2021, and incorporated herein by reference).

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

OASIS PETROLEUM INC.

Date:	November 4, 2021	By:	/s/ Daniel E. Brown
Daniel E. Brown
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)