Form 10-K
period 2021-12-31
Oasis Petroleum Inc.
filed 2022-02-25
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,897,801,893
Number of shares of registrant’s common stock outstanding as of February 21, 2022: 19,384,003
_______________________________________
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this report for the year ended December 31, 2021.

i

OASIS PETROLEUM INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the novel coronavirus 2019 (“COVID-19”) pandemic and the related impact on our businesses, operations, earnings and results. In particular, the factors discussed below and detailed under “Item 1A. Risk Factors” could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
Forward-looking statements may include statements about:
•crude oil, natural gas and natural gas liquids (“NGL”) realized prices;
•developments in the global economy as well as the public health crisis related to the COVID-19 pandemic and resulting demand and supply for crude oil and natural gas;
•uncertainty regarding the worldwide response to COVID-19, including the impact of new virus strains, the administration of vaccines and the risks associated with restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of reducing demand for crude oil and natural gas;
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil and natural gas;
•general economic conditions;
•logistical challenges and supply chain disruptions;
•our business strategic tactics;
•the geographic concentration of our operations;
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
•gathering, transportation and marketing of crude oil and natural gas in the Williston Basin and other regions in the United States;
•the possible shutdown of the Dakota Access Pipeline (“DAPL”);
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

•our ability to comply with the covenants under our credit agreement;
•our ability to utilize net operating loss carryforwards or other tax attributes in future periods;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•potential effects arising from cyber threats, terrorist attacks and any consequential or other hostilities;
•compliance with, and, changes in environmental, safety and other laws and regulations;
•execution of our environmental, social and governance initiatives;
•effectiveness of risk management activities;
•competition in the oil and gas industry;
•counterparty credit risk;
•incurring environmental liabilities;
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
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include our ability to manage our business through the impacts of the COVID-19 pandemic, changes in governmental regulations and other legal or regulatory developments affecting our business and related compliance and litigation costs, changes in crude oil and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, the ability to realize the anticipated benefits from the Williston Basin Acquisition or OMP Merger (each as defined herein), uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and the proximity to and capacity of transportation facilities, as well as those factors discussed under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
•All of our producing properties and operations are located in the Williston Basin, making us vulnerable to risks associated with operating in a concentrated geographic area.
•Our operations on the Fort Berthold Indian Reservation of the Three Affiliated Tribes in North Dakota are subject to various federal, state, local and tribal regulations and laws, any of which may increase our costs and have an adverse impact on our ability to effectively conduct our operations.
•We depend upon Crestwood, a third party midstream provider, for a large portion of our midstream services, and our failure to obtain and maintain access to the necessary infrastructure from Crestwood and other midstream providers to successfully deliver crude oil, natural gas and NGLs to market may adversely affect our earnings, cash flows and results of operations.
•Legal and regulatory challenges to transportation may impact our ability to move volume.
•Limited takeaway capacity can result in significant discounts to our realized prices.
•The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.
•Unless we replace our crude oil and natural gas reserves, our reserves and production will decline, which could adversely affect our business, financial condition and results of operations.
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
•Our operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, restrictions on drilling and reduced demand for the crude oil and natural gas that we produce.
•Increasing attention and federal actions in regards to Environmental, Social or Governance (“ESG”) matters may impact our business.

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
•Our revolving credit facility and the indentures governing our senior unsecured notes contain operating and financial restrictions that may restrict our business and financing activities.
•Our level of indebtedness may increase and reduce our financial flexibility.
•We may not be able to generate enough cash flows to meet our debt obligations.
•We own Crestwood common units and are exposed to the volatility, liquidity and other risks inherent in holding such units.
•Our derivative activities could result in financial losses or could reduce our income.
•Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our estimated net crude oil and natural gas reserves.
•We may maintain material balances of cash and cash equivalents for extended periods of time at commercial banks in excess of amounts insured by government agencies such as the Federal Deposit Insurance Corporation.
•The inability of one or more of our customers or affiliates to meet their obligations to us may adversely affect our financial results.
•Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect our operations and cash flows.
•We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal or state tax purposes, which could adversely affect our financial position, results of operations and cash flows.
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
•The market price of our common stock is subject to volatility.
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
•Our profitability may be negatively impacted by inflation in the cost of labor, materials and services.
•Ineffective internal controls could impact our business and financial results.

PART I
Item 1. Business
Overview
Oasis Petroleum Inc. (together with our consolidated subsidiaries, the “Company,” “Oasis,” “we,” “us,” or “our”), a Delaware corporation, is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin. Our mission is to improve lives by safely and responsibly providing affordable, reliable and abundant energy. We are uniquely positioned with a best-in-class balance sheet and are focused on rigorous capital discipline and generating free cash flow by operating efficiently, safely and responsibly to develop unconventional onshore oil-rich resources in the continental United States.
As of December 31, 2021, we have 492,355 net leasehold acres in the Williston Basin, of which approximately 99% is held by production. We are currently exploiting significant resource potential from the Middle Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the locations, size and concentration of our acreage in the Williston Basin creates an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. Our management team has a proven track record in identifying, acquiring and executing large, repeatable development drilling programs and has substantial experience in the Williston Basin.
As of December 31, 2021, we had 1,499 gross (1,150.1 net) operated producing horizontal wells, and our total average daily production in 2021 was 58,032 barrels of oil equivalent per day (“Boepd”). As of December 31, 2021, DeGolyer and MacNaughton, our independent reserve engineers, estimated our net proved reserves to be 250.8 million barrels of oil equivalent (“MMBoe”), of which 70% were classified as proved developed and 69% were crude oil.
Business Strategy
Our operational and financial strategy is focused on rigorous capital discipline and generating significant, sustainable free cash flow by executing on the following strategic priorities:
•Maximize returns. We intend to maximize returns through efficiently executing our development program and optimizing our capital allocation. We have developed a systematic approach of responsibly executing our development program to enhance financial returns while evaluating our performance and focusing on continuous improvement. As part of our efforts to maximize returns, we have established a rigorous capital allocation framework with the objective of balancing shareholder returns and reinvestment of capital. We are focused on conservative capital allocation, delivering low reinvestment rates and returning significant capital to shareholders.
We have streamlined our portfolio through exiting the Permian Basin and the midstream business, while building scale in the Williston Basin. This portfolio shift was fundamentally based on aligning company resources with our core competitive strengths and our strategic focus of building a sustainable enterprise which generates significant and sustainable free cash flow for the benefit of the Company and its shareholders. We will continue to evaluate and pursue accretive industry consolidation opportunities that enhance shareholder value and build scale. As opportunities arise, we intend to identify and acquire additional acreage and producing assets to supplement our existing operations.
During 2021, we paid cash dividends of $5.625 per share of common stock and repurchased $100.0 million of common stock. On February 9, 2022, we announced a plan to return $280 million of capital to shareholders over the next year through a combination of a base dividend (approximately $45 million), variable dividends and share repurchases. This return of capital plan represents a balanced approach that reflects our strategic goals of exercising capital discipline while delivering both return on and return of capital to shareholders. The Board of Directors has increased the quarterly base dividend by 17% from $0.50 per share of common stock to $0.585 per share of common stock and expects to pay an aggregate base dividend of $11.3 million per quarter during 2022. On February 9, 2022, we declared the base dividend for the fourth quarter of 2021 of $0.585 per share of common stock ($2.34 per share annualized) payable on March 4, 2022 to shareholders of record as of February 21, 2022.
Our Board of Directors also authorized a new $150.0 million share repurchase program, which replaces the $100.0 million share repurchase program that was fully utilized during 2021.
•Financial strength. Our management team is focused on maintaining a solid risk management process to preserve our strong balance sheet and protect our cash generation capabilities. Recognizing the oil and gas industry is cyclical, our business is designed to navigate challenging environments while preserving sufficient liquidity to be opportunistic in low commodity price cycles.
As of December 31, 2021, we had $619.7 million of liquidity available, including $172.1 million of cash and cash equivalents and $447.6 million of unused borrowing capacity available under the Oasis Credit Facility (defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

•Built to last. We are focused on creating a durable organization that generates strong financial returns and sustainable free cash flow through commodity cycles. We believe we have an attractive inventory that is resilient to commodity price fluctuations, which supports the sustainable generation of free cash flow. Our management team is focused on the continuous improvement of our operations and overall cost structure and has significant experience in successfully operating cost-efficient development programs. The magnitude and concentration of our acreage within the Williston Basin allows us to capture economies of scale, including the ability to drill multiple wells from a single drilling pad into multiple formations, utilize centralized production and crude oil, natural gas and water fluid handling facilities and infrastructure, and reduce the time and cost of rig mobilization.
Our team is focused on employing leading drilling and completions techniques to optimize overall project economics. We continuously evaluate our internal drilling and completions results and monitor the results of other operators to improve our operating practices. We continue to optimize our completion designs based on geology and well spacing.
We foster a culture of innovation and continuous improvement, constantly looking for ways to strengthen our organizational agility and adaptability. In addition, management, with oversight from our Board of Directors, created an enterprise risk management (“ERM”) committee, which seeks to improve our knowledge and awareness of emerging and strategic risks. Formalizing our ERM process has allowed us to have a better enterprise-view of risks, improve our risk response and preparedness, and better incorporate risk mitigation around existing and emerging risks into our strategic plans.
•Responsible stewards. We are committed to ESG initiatives and seek a culture of improvement in ESG practices. We work to provide safe, reliable and affordable energy in a responsible manner while being cognizant of the broader energy transition. The key tenets of our ESG philosophy are to identify opportunities to reduce our environmental impact, improve safety, invest in our employees and support the communities in which we live and work while improving transparency and accountability.
We are proficient in capturing the natural gas that we produce. As of December 31, 2021, we were capturing approximately 92% of our natural gas production in North Dakota, and our flared gas percentage for the year ended December 31, 2021 was well below the average for North Dakota operators. We are working to further improve gas capture as we integrate the recently acquired assets in the Williston Basin, while also identifying areas for improvement on our legacy assets.
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
Our Board of Directors is 87.5% independent and comprised of diverse and experienced energy industry professionals. As part of our ongoing effort to enhance our ESG practices, the Board of Directors has established the Nominating, Environmental, Social and Governance Committee, which is charged with overseeing our ESG policies. To help strengthen our ESG performance, we have implemented compensation practices focused on value creation and aligned with shareholder interests. For more information about our ESG and corporate responsibility efforts, please see our inaugural Sustainability Report that was published in August 2021 and can be found on our website. In addition, more information on our ESG practices can be found on the “Sustainability” page of our website and in the Proxy Statement that we will file for our 2022 Annual Meeting of Shareholders.
Competitive Strengths
We have a number of competitive strengths that we believe will help us to successfully execute our business strategies:
•Substantial leasehold position in one of North America’s leading unconventional crude oil resource plays. We believe our Williston Basin acreage is one of the largest concentrated leasehold positions and will continue to provide significant free cash flow generation. As of December 31, 2021, we had 492,355 net leasehold acres in the Williston Basin, of which 487,254 net acres were held by production, and 69% of our 250.8 MMBoe estimated net proved reserves in this area were comprised of crude oil. We believe we have a large project inventory of potential drilling locations that we have not yet drilled, a majority of which are operated by us. In 2022, we will continue our drilling and completion activities in the Williston Basin.
•Operating control over the majority of our portfolio. In order to maintain better control over our asset portfolio, we have established a leasehold position comprised primarily of properties that we expect to operate. As of December 31, 2021, 94% of our estimated net proved reserves were attributable to properties that we operate. In 2022, we plan to complete approximately 40 to 42 gross operated wells with an average working interest of approximately 72%. Controlling operations enables us to optimize capital allocation and control the pace of development of our assets to manage our reinvestment rates in line with our broader strategic objectives. Additionally, operational control allows us to materially benefit from proactively managing our cost structure across our portfolio. We believe that maintaining operational control over the majority of our acreage allows us to better pursue our strategies of enhancing returns through operational and cost efficiencies and capital efficiency. We are also better able to manage infrastructure investment to drive down operating costs and optimize crude oil, natural gas and NGL price realizations.
•Best-in-class balance sheet. We believe our strong balance sheet will allow us to generate significant, sustainable free cash flow and corporate-level returns. We have no near-term debt maturities, are focused on rigorous capital discipline and have a robust hedging program to minimize downside risk.
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
Exploration and Production Operations
Estimated net proved reserves
Our estimated net proved reserves and related PV-10 at December 31, 2021, 2020 and 2019 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers. In preparing its reports, DeGolyer and MacNaughton evaluated 100% of the reserves and discounted values at December 31, 2021, 2020 and 2019 in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to companies involved in crude oil and natural gas producing activities. Our estimated net proved reserves and related future net revenues, PV-10 and standardized measure of discounted future net cash flows (“Standardized Measure”) do not include probable or possible reserves and were determined using the preceding 12 months’ unweighted arithmetic average of the first-day-of-the-month index prices for crude oil and natural gas, which were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $66.55 per Bbl for crude oil and $3.64 per MMBtu for natural gas, $39.54 per Bbl for crude oil and $2.03 per MMBtu for natural gas and $55.85 per Bbl for crude oil and $2.62 per MMBtu for natural gas for the years ended December 31, 2021, 2020 and 2019, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The information in the following table does not give any effect to or reflect our commodity derivatives. Future operating costs, production taxes and capital costs were based on current costs as of each year-end. For a definition of proved reserves under the SEC rules, please see the “Glossary of Terms” included at the end of this report. For more information regarding our independent reserve engineers, please see “Independent petroleum engineers” below. Future net revenues represent projected revenues from the sale of our estimated net proved reserves (excluding derivative contracts) net of production and development costs (including operating expenses and production taxes). PV-10 and Standardized Measure represent the present value of the future net revenues discounted at 10%, before and after income taxes, respectively.
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

The following table summarizes our estimated net proved reserves and related future net revenues, Standardized Measure and PV-10:

	At December 31,
	2021	2020	2019
Estimated proved reserves:
Crude oil (MMBbls)	174.3	119.8	200.8
Natural gas (Bcf)	459.3	376.2	513.5
Total estimated proved reserves (MMBoe)	250.9	182.5	286.4
Percent crude oil	69%	66%	70%
Estimated proved developed reserves:
Crude oil (MMBbls)	114.0	85.4	113.4
Natural gas (Bcf)	361.8	262.7	314.0
Total estimated proved developed reserves (MMBoe)	174.3	129.2	165.8
Percent proved developed	69%	71%	58%
Estimated proved undeveloped reserves:
Crude oil (MMBbls)	60.3	34.3	87.4
Natural gas (Bcf)	97.4	113.5	199.5
Total estimated proved undeveloped reserves (MMBoe)	76.5	53.3	120.6
Future net revenues (in millions)	$5,495.1	$1,793.6	$5,385.4
Standardized Measure (in millions)(1)	$2,696.9	$948.9	$2,844.4
PV-10 (in millions)(2)	$3,115.4	$1,115.0	$2,934.4
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
Estimated net proved reserves at December 31, 2021 were 250.9 MMBoe, a 37% increase from estimated net proved reserves of 182.5 MMBoe at December 31, 2020, primarily due to increases of 57.0 MMBoe for the acquisition of assets in the Williston Basin, 53.9 MMBoe for net positive revisions and 10.2 MMBoe for additions, partially offset by a decrease of 31.5 MMBoe for the divestiture of assets in the Permian Basin and 21.2 MMBoe for production. The net positive revisions of 53.9 MMBoe were attributable to positive revisions of 38.6 MMBoe associated with alignment to the five-year development plan, 37.2 MMBoe associated with higher realized prices and 6.2 MMBoe due to lower operating expenses, partially offset by negative revisions of 22.9 MMBoe attributable to reservoir analysis and well performance across our Bakken asset and 5.2 MMBoe due to the impact of removing the benefits of our midstream operations from operating expenses.
Our proved developed reserves increased 45.1 MMBoe, or 35%, to 174.3 MMBoe for the year ended December 31, 2021 from 129.2 MMBoe for the year ended December 31, 2020, primarily due to increases of 47.3 MMBoe for the acquisition of producing assets in the Williston Basin, 20.3 MMBoe for net positive revisions, 16.6 MMBoe for the conversions of proved undeveloped reserves and 2.6 MMBoe for additions. These increases were partially offset by decreases of 21.2 MMBoe for production and 20.5 MMBoe for the divestiture of producing assets in the Permian Basin. The proved developed net positive revisions of 20.3 MMBoe were attributable to positive revisions of 36.5 MMBoe associated with higher realized prices and 6.0 MMBoe due to lower operating expenses, partially offset by negative revisions of 17.6 MMBoe attributable to reservoir analysis and well performance across our Bakken asset and 4.6 MMBoe due to the impact of removing the benefits of our midstream operations from operating expenses.
Our proved undeveloped reserves increased 23.3 MMBoe, or 44%, to 76.5 MMBoe for the year ended December 31, 2021 from 53.3 MMBoe for the year ended December 31, 2020, primarily due to increases of 33.5 MMBoe for net positive revisions, 9.8 MMBoe for the acquisition of undrilled acreage in the Williston Basin and 7.6 MMBoe for additions, offset by decreases of 16.6 MMBoe for the conversion of wells to proved developed and 11.0 MMBoe for the divestiture of undrilled acreage in the Permian Basin. The proved undeveloped net positive revisions of 33.5 MMBoe were attributable to positive revisions of 38.6 MMBoe associated with alignment to the five-year development plan, offset by negative revisions of 5.1 MMBoe attributable to reservoir analysis and well performance across our Bakken asset.

See Note 25 to our consolidated financial statements for more information on our estimated proved reserves for the years ended December 31, 2020 and 2019. For the comparison of the years ended December 31, 2020 and 2019, refer to “Item 1. Business—Our operations - exploration and production activities” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021.
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
The following table provides a reconciliation of Standardized Measure to PV-10:

	At December 31,
	2021	2020	2019

		(In millions)
Standardized Measure of discounted future net cash flows	$2,696.9	$948.9	$2,844.4
Add: present value of future income taxes discounted at 10%	418.5	166.1	90.0
PV-10	$3,115.4	$1,115.0	$2,934.4

The PV-10 of our estimated net proved reserves at December 31, 2021 was $3.1 billion, a 179% increase from PV-10 of $1.1 billion at December 31, 2020. This increase was primarily due to higher commodity price assumptions and an increase in reserves year over year.
Proved undeveloped reserves
At December 31, 2021, we had approximately 76.5 MMBoe of proved undeveloped reserves as compared to 53.3 MMBoe at December 31, 2020. The following table summarizes the changes in our proved undeveloped reserves during 2021:

Year Ended December 31, 2021

(MBoe)
Proved undeveloped reserves, beginning of period	53,253
Extensions, discoveries and other additions	7,587
Purchases of minerals in place	9,758
Sales of minerals in place	(10,952)
Revisions of previous estimates	33,513
Conversion to proved developed reserves	(16,646)
Proved undeveloped reserves, end of period	76,513
During 2021, we spent a total of $127.9 million related to the development of proved undeveloped reserves, $29.3 million of which was spent on proved undeveloped reserves that represent wells in progress at year-end. The remaining $98.6 million resulted in the conversion of 16.6 MMBoe of proved undeveloped reserves, or 31% of our proved undeveloped reserves balance at the beginning of 2021, to proved developed reserves. We added 9.8 MMBoe of proved undeveloped reserves for the acquisition of undrilled acreage in the Williston Basin and 7.6 MMBoe of proved undeveloped reserves as a result of our five-year development plan, offset by a decrease of 11.0 MMBoe for the divestiture of undrilled acreage in the Permian Basin. The 2021 proved undeveloped revisions of 33.5 MMBoe were attributable to positive revisions of 38.6 MMBoe associated with alignment to the five-year development plan, partially offset by negative revisions of 5.1 MMBoe attributable to reservoir analysis and well performance across our Bakken asset.
We expect to develop all of our proved undeveloped reserves, including all wells drilled but not yet completed, as of December 31, 2021 within five years after the initial year booked. The future development of such proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as cash flows from operations, capital markets, the Oasis Credit Facility and our derivative contracts.

Substantially all proved undeveloped locations are located on properties where the leases are held by existing production or continuous drilling operations. Approximately 5% of our proved undeveloped reserves at December 31, 2021 are attributable to wells that have been drilled but not yet completed, and 100% of our undrilled reserves are within our core acreage in the Williston Basin.
Independent petroleum engineers
Our estimated net proved reserves and related future net revenues and PV-10 at December 31, 2021, 2020 and 2019 are based on reports prepared by DeGolyer and MacNaughton, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revised June 2019) and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Moscow, Astana, Buenos Aires, Baku and Algiers. The firm’s more than 180 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton has provided such services for over 85 years. The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Professional Engineer in the State of Texas, is a member of the Society of Petroleum Engineers and has over 10 years of experience in crude oil and natural gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from Istanbul Technical University in 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005 and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any crude oil, natural gas or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm.
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
•Review of a preliminary copy of the reserve report by our President and Chief Operating Officer with our internal technical staff; and
•Review of our reserves estimation process by our Audit and Reserves Committee on an annual basis.
Production, price and cost history
We produce and market crude oil, natural gas and NGLs, which are commodities. The price that we receive for the crude oil, natural gas and NGLs we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, access to markets, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of crude oil, natural gas or NGLs can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. Please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business—A substantial or extended decline in commodity prices, for crude oil and, to a lesser extent, natural gas and NGLs, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”
The following table sets forth information regarding our crude oil and natural gas production, realized prices and production costs for the periods presented. Prior periods have been recast to reflect the impacts of discontinued operations due to the OMP Merger (defined below). For additional information on price calculations, please see information set forth in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Net production volumes:
Crude oil (MBbls)	13,489	1,593	14,226	22,825
Natural gas (MMcf)	46,157	5,008	42,199	55,906
Oil equivalents (MBoe)	21,182	2,428	21,258	32,142
Average daily production (Boepd)	58,032	57,809	65,612	88,061

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019
Average sales prices:
Crude oil, without derivative settlements (per Bbl)	$67.49	$43.36	$36.75	$55.27
Crude oil, with derivative settlements(1) (per Bbl)	48.55	43.36	48.13	55.89
Natural gas, without derivative settlements(2) (per Mcf)	6.28	3.41	1.86	2.62
Natural gas, with derivative settlements(1)(2) (per Mcf)	5.96	3.40	1.86	2.70
Average costs (per Boe):
Lease operating expenses	9.63	9.27	7.55	8.98
Gathering, processing and transportation expenses	5.79	5.44	5.55	5.41
Production taxes	3.63	2.45	2.14	3.50
General and administrative expenses	3.81	6.10	6.81	4.00
Cash G&A(3)	2.18	5.04	4.52	2.37
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
(3)Cash G&A is a non-GAAP financial measure. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of G&A expenses to Cash G&A.
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2021. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Gross	Net
Developed acres	549,517	422,750
Undeveloped acres	99,214	69,605
Total acres	648,731	492,355

Our total acreage that is held by production increased to 487,254 net acres at December 31, 2021 from 411,652 net acres at December 31, 2020.
The following table sets forth the number of gross and net undeveloped acres as of December 31, 2021 that will expire over the next three years unless production is established on the acreage prior to the expiration dates:

	Undeveloped acres expiring
	Gross	Net
Year ending December 31,
2022	3,914	1,115
2023	262	161
2024	1,018	864
Productive wells
As of December 31, 2021, we had 2,226 (1,218.1 net) total gross productive wells, of which 1,499 gross (1,150.1 net) productive wells were operated by us. All of our productive wells as of December 31, 2021 were horizontal wells.

Drilling and completion activity
The following table summarizes the number of gross and net wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	49	23.3	69	34.6	123	46.2
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total development wells	49	23.3	69	34.6	123	46.2
Exploratory wells:
Oil	—	—	—	—	7	5.9
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	—	—	—	—	7	5.9
Total wells	49	23.3	69	34.6	130	52.1
As of December 31, 2021, we had 26 gross (10.8 net) wells in the process of being drilled or completed, which includes 10 gross operated wells waiting on completion and 15 gross non-operated wells drilling or completing.
As of December 31, 2021, we had two operated rigs running, and we expect to run two operated rigs during 2022.
Description of properties
As of December 31, 2021, our operations were focused in the North Dakota and Montana areas of the Williston Basin. We are one of the top producers in the Williston Basin and have been active in the area since our formation. Our management team originally targeted the Williston Basin because of its oil-prone nature, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also generally has established infrastructure and access to materials and services. Production in the Williston Basin primarily comes from two zones: the Middle Bakken and the Three Forks. Our development activity is currently focused on our top-tier operated acreage in the deepest part of the Williston Basin in McKenzie, Mountrail and Williams counties in North Dakota.
As of December 31, 2021, our total leasehold position in the Williston Basin consisted of 492,355 net acres, and we had a total of 1,218.1 net producing wells and 1,150.1 net operated producing wells. During the year ended December 31, 2021, we had average daily production of 58,032 net Boepd. As of December 31, 2021, our working interest for producing wells averaged 55% in total and 77% in the wells we operate.
On June 29, 2021, we completed our exit from the Permian Basin to build size and scale in the Williston Basin. For additional information on the sale of our upstream assets in the Permian Basin, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Marketing and major customers
We principally sell our crude oil, natural gas and NGL production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. In an effort to improve price realizations from the sale of our crude oil and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil and natural gas to a broad array of potential purchasers. We sell a significant amount of our crude oil production through bulk sales at delivery points on crude oil gathering systems to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs. These gathering systems, which typically originate at the wellhead and are connected to multiple pipeline and rail facilities, reduce the need to transport barrels by truck from the wellhead. As of December 31, 2021, we were flowing approximately 95% of our gross operated crude oil production through crude oil gathering systems. In addition, from time to time we may enter into third-party purchase and sales transactions that allow us to optimize our advantageous gathering and transportation positions and increase the value of our crude oil price realizations. We also enter into various short-term sales contracts for a portion of our portfolio at fixed differentials.
Our marketing of crude oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business—We depend upon Crestwood, a third party midstream provider, for a large portion of our midstream services, and our failure to obtain and maintain access to the necessary infrastructure from Crestwood and other midstream providers to successfully deliver crude oil, natural gas and NGLs to market may adversely affect our earnings, cash flows and results of operations.”
For the year ended December 31, 2021 (Successor), sales to Phillips 66 Company accounted for approximately 13% of our total product sales. For the period of November 20, 2020 through December 31, 2020 (Successor), sales to ExxonMobil Oil Corporation and Phillips 66 Company accounted for approximately 22% and 15%, respectively, of our total product sales. For the period of January 1, 2020 through November 19, 2020 (Predecessor), Phillips 66 Company and Gunvor USA LLC accounted for approximately 11% and 10%, respectively, of our total product sales. For the year ended December 31, 2019 (Predecessor), sales to Phillips 66 Company accounted for approximately 14% of our total product sales. No other purchasers accounted for more than 10% of our total sales in 2021, 2020 or 2019. We believe that the loss of any of these purchasers would not have a material adverse effect on our operations, as there are a number of alternative crude oil, natural gas and NGL purchasers and markets in the Williston Basin.
Delivery commitments
As of December 31, 2021, we had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 45.8 MMBbl of crude oil, 603.3 Bcf of natural gas and 22.5 MMBbl of NGLs, prior to any applicable volume credits, within specified timeframes, the majority of which are ten years or less. We are required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments under certain agreements. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, natural gas and NGLs from third parties to satisfy our minimum volume commitments. We acquired certain unfavorable contracts in connection with the Williston Basin Acquisition where we determined it was probable we would not meet the minimum volume commitment in the agreement and have recorded a liability of $11.9 million as of December 31, 2021.
Midstream Transactions
As of December 31, 2021, we operated a midstream business that provided midstream services for natural gas (gathering, compression, processing and gas lift supply), crude oil (gathering, terminaling and transportation) and water services (gathering and disposal of produced and flowback water and freshwater distribution). These midstream operations were primarily conducted through Oasis Midstream Partners LP (“OMP”), a consolidated subsidiary and master limited partnership that operates midstream assets through its four wholly-owned development companies: Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”) and Panther DevCo LLC. At December 31, 2021, we owned approximately 70% of OMP’s outstanding common units representing limited partner interests, as well as 100% of OMP’s general partner, OMP GP LLC (“OMP GP”).
On October 25, 2021, OMP and OMP GP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”). Pursuant to the Merger Agreement, Oasis agreed to sell to Crestwood its entire ownership of OMP common units and all of the limited liability company interests of OMP GP in exchange for $160.0 million in cash and approximately 21 million common units representing limited partner interests of Crestwood (the “OMP Merger”). The OMP Merger was unanimously approved by the Board of Directors of both Oasis and Crestwood and was also unanimously approved by the Board of Directors and Conflicts Committee of OMP GP.
The Company had provided OMP acreage dedications pursuant to several long-term, fee-based contractual arrangements for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services; (ii) crude oil gathering, terminaling and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater distribution services. These contracts were assigned to Crestwood upon completion of the OMP Merger, and we now depend on Crestwood for a large portion of our midstream services. See “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business” for more information.
In addition, the Company and Crestwood executed a director nomination agreement pursuant to which Oasis designated two directors to the Board of Directors of Crestwood GP Equity LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). Pursuant to the director nomination agreement, for so long as Oasis and its affiliates own at least 15% of Crestwood’s issued and outstanding common units, Oasis may designate two directors to the Board of Directors of Crestwood GP. Oasis may designate one director if Oasis and its affiliates hold at least 10% (but less than 15%) of Crestwood’s issued and outstanding common units.
The OMP Merger was completed on February 1, 2022, and we own approximately 21.7% of Crestwood’s issued and outstanding common units and are Crestwood’s largest single customer. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information.

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
Seasonality
Winter weather conditions and lease stipulations can limit or temporarily halt our drilling, completion and producing activities and other crude oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting our drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations.
Regulation
Our E&P operations are substantially affected by federal, tribal, regional, state and local laws and regulations. In particular, crude oil and natural gas production is, or has been, subject to price controls, taxes and numerous laws and regulations. All of the jurisdictions in which we own or operate properties for crude oil and natural gas production have statutory provisions regulating the exploration for and production of crude oil and natural gas or the gathering, transportation and processing of those commodities, including provisions related to permits for the drilling of wells or processing of natural gas, bonding requirements to drill or operate producing or injection wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled or processing plants are constructed, sourcing and disposal of water used in the drilling and completion process and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in an area, the siting of processing plants, disposal wells and gathering or transportation lines, and the unitization or pooling of crude oil and natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.
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
Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of crude oil by common carrier pipelines is also subject to rate and access regulation. FERC regulates interstate crude oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate crude oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for crude oil pipelines that allows a pipeline to increase its rates annually up to prescribed ceiling levels that are tied to changes in the Producer Price Index, without making a cost of service filing. Many existing pipelines utilize the FERC crude oil index to change transportation rates annually every July 1. Every five years, FERC reviews the appropriateness of the index level in relation to changes in industry costs. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceiling annually by Producer Price Index plus 0.78%. The Commission received requests for rehearing of its December 17, 2020 order and on January 20, 2022, granted rehearing and modified the oil index (“January 2022 Order”). Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by Producer Price Index minus 0.21%. FERC directed oil pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022 based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. Bighorn DevCo owns a FERC regulated crude oil transportation pipeline to Johnson’s’ Corner. Bighorn DevCo historically has not filed to increase its rates pursuant to the index; therefore its existing rates remain under the ceiling level. On February 1, 2022, we completed the OMP Merger and no longer have any ownership interest in Bighorn DevCo.
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
Since 2011, all new railroad tank cars that have been built to transport crude oil or other petroleum type fluids, including ethanol, have been built to more stringent safety standards. In 2015, PHMSA adopted a final rule that includes, among other things, additional requirements to enhance tank car standards for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, new operational protocols for trains transporting large volumes of flammable liquids and a requirement that older DOT-111 tank cars be phased out beginning in late 2017 if they are not already retrofitted to comply with new tank car design standards. In 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029, and in early 2019, PHMSA published a final rule requiring railroads to develop and submit comprehensive oil spill response plans for specific route segments traveled by a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train. Additionally, the 2019 final rule requires railroads to establish geographic response zones along various rail routes, ensure that both personnel and equipment are staged and prepared to respond in the event of an accident, and share information about high-hazard flammable train operations with state and tribal emergency response commissions.
In addition, a number of states proposed or enacted laws in recent years that encourage safer rail operations, urge the federal government to strengthen requirements for these operations or otherwise seek to impose more stringent standards on rail transport of crude oil. For example, in the absence of a current federal standard on the vapor pressure of crude oil transported by rail, the State of Washington passed a law that became effective in July 2019, prohibiting the loading or unloading of crude oil from a rail car in the state unless the crude oil vapor pressure is lower than 9 pounds per square inch. In response, the States of North Dakota and Montana filed a preemption application with PHMSA in July 2019 and in May 2020, PHMSA published a Notice of Administrative Determination of Preemption, finding that the federal Hazardous Material Transportation Law preempts Washington State’s vapor pressure limit was preempted under applicable federal law.
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
Historically, our hazardous materials transportation compliance costs have not had a material adverse effect on our results of operations; however, any new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement regarding hazardous material transportation may occur in the future, which could directly and indirectly increase our operation, compliance and transportation costs and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with PHMSA and Transport Canada standards and regulations emerging from these existing and any future rulemakings will not be material to our business, financial condition or results of operations. In addition, any derailment of crude oil from the Williston Basin involving crude oil that we have sold or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our insurance policies will cover the entirety of any damages that may arise from such an event. Nonetheless, we believe that any such consequences would not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
The Energy Policy Act of 2005 (“EPAct 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,388,496 per day, adjusted annually for inflation, for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,388,496 per violation per day, adjusted annually for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. The anti-manipulation rules and enhanced civil penalty authority increased FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
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
Texas Railroad Commission crude oil and natural gas rules
The Texas Railroad Commission (the “RRC”), through its Oil and Gas Division, regulates the exploration, production and transportation of crude oil and natural gas in Texas. Among other duties, the RRC develops and adopts regulations to prevent waste of the state’s crude oil and natural resources, protects the correlative rights of different interest owners, prevents pollution and provides safety with respect to operations including, for example, hydrogen sulfide emissions. The RRC grants drilling permits based on established spacing, density and special field rules. Additionally, each month, the RRC assigns production allowables on crude oil and natural gas wells based on factors such as tested well capability, reservoir mechanics, market demand for production and past production, as well as receives operators’ production reports on crude oil leases and gas wells and audits the crude oil disposition path to ensure production did not exceed allowables. The RRC also regulates crude oil field injection and disposal wells under a federally-approved program that includes permitting, annual reporting and periodic testing activities. Through this program, fluids are injected into either productive reservoirs under enhanced recovery projects to increase production or into productive or non-productive reservoirs for disposal. In other pollution prevention activities, the RRC assures waste management is carried out by permitting pits and landfarming, discharges, waste haulers, waste minimization and hazardous waste management tasks. To prevent pollution of the state’s surface and ground water resources, the RRC has an abandoned well plugging and abandoned site remediation program that uses funds provided by industry through fees and taxes. Wells and sites are remediated with funds from this program when responsible operators cannot be found. Moreover, flaring of natural gas is subject to regulation by the RRC under its rules, but those rules allow for permitted exceptions through the use of flare permits. Flaring may provide crude oil and natural gas producers with an approved means for continuing crude oil production under certain scenarios, such as, for example, when there may be insufficient pipeline infrastructure in place to transport natural gas to market or to prevent resource waste. We no longer operate any assets in Texas following the completion of the Permian Basin Sale (defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”) and the OMP Merger.

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
Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the HLPSA and NGPSA were amended by the Pipeline, Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2016 and, most recently, the PIPES Act of 2020. Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The PIPES Act of 2020 reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of nonrural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations.
With adoption of the 2011 Act, the 2016 Act and the PIPES Act of 2020, there exist more stringent mandates for PHMSA to make pipeline safety requirements more stringent. As a result, PHMSA has issued a series of significant rulemakings. In October 2019, PHMSA published a final rule imposing numerous requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure (“MAOP”) reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and non-HCA Class 3 and Class 4 areas by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, requires accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded the use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing, as well as added applicable reporting requirements. More recently, in November 2021, PHMSA issued a final rule that will impose safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, are expected to commence inspection of these plans in 2022.
These new legislation or any future regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of the PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
Environmental and occupational health and safety regulation
Our exploration, development and production operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct drilling; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; and impose specific criteria addressing worker protection. Certain environmental laws impose joint and several strict liability for costs required to remediate and restore sites where hydrocarbons, materials or wastes have been stored or released. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of crude oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.
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
We currently own or lease, and have in the past owned or leased, properties that have been used for numerous years to explore and produce crude oil and natural gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons, hazardous substances and wastes may have been released on, under or from the properties owned or leased by us or on, under or from, other locations where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons, hazardous substances and wastes were not under our control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) and to perform remedial plugging or pit closure operations to prevent future contamination.
Air emissions
The federal Clean Air Act (the “CAA”) and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to restrict, delay or cancel the development or expansion of crude oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone, and, on December 31, 2020, published a notice of final action to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and the Biden Administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone requirements. States are expected to implement more stringent regulations that could apply to our operations. Compliance with this final rule or any other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, significantly increase our capital expenditures and operating costs and reduce demand for the crude oil and natural gas that we produce, which one or more developments could adversely impact our E&P business.
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

The NDIC has issued orders and pursued other regulatory initiatives to implement legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state, commencing in 2014. As of November 1, 2020, the enforceable gas capture percentage goal is 91%. The NDIC requires operators to develop and implement Gas Capture Plans to maintain consistency with the agency’s gas capture percentage goals, but it maintains the flexibility to exclude certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. Wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a statewide, county, per-field, or per-well basis. Failure of an operator to comply with the applicable goal at maximum efficiency rate may result in the imposition of monetary penalties and restrictions on production from subject wells. Most recently, in September 2020, the NDIC revised the gas capture policy to allow several additional exceptions for companies that flare natural gas under certain circumstances, such as gas plant outages or delays in securing a right-of-way for pipeline construction, but did not change the gas capture targets. As of December 31, 2021, we were capturing approximately 92% of our natural gas production in North Dakota, and our flared gas percentage for the year ended December 31, 2021 was well below the average for North Dakota operators. While we were satisfying the applicable gas capture percentage goals as of December 31, 2021, there is no assurance that we will remain in compliance in the future or that such future satisfaction of such goals will not have a material adverse effect on our business and results of operations.
Climate change
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.
No comprehensive climate change legislation has been implemented at the federal level, but President Biden has made the combat of climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements.
In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. During 2020, the former Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound (“VOC”) emissions in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. The EPA anticipates issuing a final rule before end-of-year 2022. Additionally, the House of Representatives version of the Build Back Better Act included a fee on methane emissions targeting industries that produce, transport, and store natural gas throughout the United States at $900 per ton in 2023, $1,200 per ton in 2024 and $1,500 per ton in 2025 and beyond. Congress could seek to include this fee in future legislation.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and restriction of GHG emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50% – 52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States. President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision. Other actions adversely affecting the oil and gas industry that may be pursued by the Biden Administration include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, potentially eliminating certain tax rules (referred to as subsidies) that benefit the oil and gas industry, and imposing restrictions on pipeline infrastructure. Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. The Company is not currently a defendant in any of these lawsuits but it could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
Additionally, our access to capital may be impacted by climate change policies. Shareholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending and investment practices that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.
Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.
Water discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency.

Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit, and there continues to be uncertainty on the federal government’s applicable jurisdictional reach over waters of the United States, including wetlands. The EPA and U.S. Army Corps of Engineers (the “Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of “waters of the United States” in effect prior to the 2015 rule issued under the Obama Administration and updated to reflect consideration of Supreme Court decisions. The proposed rule, if adopted, would serve as an interim approach to “waters of the United States” and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. Additionally, in January 2022, the U.S. Supreme Court agreed to hear a case on the scope and authority of the Clean Water Act and the definitions of “waters of the United States”. If the EPA and the Corps under the Biden Administration or any court expand the scope of the Clean Water Act’s jurisdiction in areas where we conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increase compliance expenditures or mitigation costs for our operations, which may reduce our rate of production of crude oil or natural gas.
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
In response to seismic events near underground injection wells used for the disposal of produced water from crude oil and natural gas activities, federal and some state agencies have investigated, and continue to investigate, whether such wells have caused increased seismic activity. In 2016, the United States Geological Survey identified six states, though not North Dakota or Montana, with areas of increased rates of induced seismicity that could be attributed to fluid injection or crude oil and natural gas extraction. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or our customers.

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
The hydraulic fracturing process is typically regulated by state crude oil and natural gas commissions or similar agencies, but federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted regulatory authority pursuant to the SDWA’s UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities, as well as published an advance notice of proposed rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. In addition, the EPA has published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional crude oil and natural gas extraction facilities to publicly owned wastewater treatment plants. Moreover, in 2016, the federal Bureau of Land Management (the “BLM”) under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 and 2018 rules but appeals to those decisions are on-going. Additionally, in late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under some circumstances.
From time to time Congress has considered, but has not adopted, legislation to provide for federal regulation of hydraulic fracturing. The Biden Administration has issued executive orders, could issue additional executive orders and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands. For example, the Biden Administration issued an order in January 2021 suspending the issuance of new leases on federal lands and waters pending review and reconsideration of federal oil and gas leasing and permitting practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension but the federal government is appealing the district court decision. Also, further constraints may be adopted by the Biden Administration in the future.
In addition, some states, including North Dakota where we primarily operate, have adopted, and other states may adopt, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. States could elect to adopt certain prohibitions on hydraulic fracturing, following the approach already taken by several states. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Nevertheless, if new or more stringent federal, state or local legal restrictions or bans relating to the hydraulic fracturing process are adopted in areas where we operate, or in the future plan to operate, we could incur potentially significant added costs to comply with such requirements, experience restrictions, delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be limited or precluded from drilling wells or in the volume that we are ultimately able to produce from our reserves.
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
Endangered Species Act considerations
The federal Endangered Species Act (the “ESA”) and comparable state laws may restrict exploration, development and production activities that may affect endangered and threatened species or their habitats. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States and prohibits the taking of endangered species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”) and to bald and golden eagles under the Bald and Golden Eagle Protection Act. The U.S. Fish and Wildlife Service (the “FWS”) under the Trump Administration issued a final rule on January 7, 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, their nests or their eggs; however, the FWS under the Biden Administration has since published a final rule in October 2021 revoking the January 2021 rule and affirmatively stating that the MBTA prohibits incidental takes of migratory birds. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed or endangered species or modify their critical habitats. Some of our operations are located in areas that are designated as habitat for endangered or threatened species, and our development plans have been impacted on occasion by certain endangered or threatened species, including the Dakota skipper and the golden eagle. If endangered or threatened species are located in areas of the underlying properties where we want to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed by seasonal or permanent restrictions or require the performance of extensive studies or implementation of costly mitigation practices.
Moreover, the FWS may make determinations on the listing of species as endangered or threatened under the ESA and litigation with respect to the listing or non-listing of certain species as endangered or threatened may result in more fulsome protections for non-protected or lesser-protected species pursuant to specific timelines. The issuance of more stringent conservation measures or land, water, or resource use restrictions could result in operational delays and decreased production and revenue for us.
Operations on federal lands
Performance of crude oil and natural gas E&P activities on federal lands, including Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs (“BIA”), to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. On July 16, 2020, the Council on Environmental Quality (the “CEQ”) under the Trump Administration published a final rule modifying NEPA. The modified final rule establishes a time limit of two years for preparation of environmental impact statements and one year for the preparation of environmental assessments. The modified rule also eliminates the responsibility to consider cumulative effects of a project. However, the CEQ under the Biden Administration announced in October 2021 a proposed rule that will require agencies to consider direct, indirect and cumulative effects of major federal actions, as well as less-harmful alternatives, and to allow federal agencies to implement more stringent requirements that are required by the CEQ.
Depending on any mitigation strategies recommended in such environmental assessments or environmental impact statements, we could incur added costs, which could be substantial, and be subject to delays, limitations or prohibitions in the scope of crude oil and natural gas projects or performance of midstream services. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt our or our customers’ E&P activities. President Biden issued an order in January 2021 suspending the issuance of new leases on federal lands and waters pending review and reconsideration of federal oil and gas leasing and permitting practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension, but the federal government is appealing the district court decision. Approximately 2% of our net acreage position in the Williston Basin is federal mineral acreage, which is spread across our acreage position, and any portion of a well on federal land requires a permit. However, we believe that the vast majority of our future drilling locations would not be affected by any subsequent need to obtain a federal permit.
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
Human Capital Resources
As of February 1, 2022, we employed 255 people. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. From time to time we utilize the services of independent contractors to perform various field and other services.
Our mission is to improve lives by safely and responsibly providing affordable, reliable and abundant energy. We, as a company and as individuals, believe in “doing the right thing” and being passionate about our work with the goal that we all succeed together, including our employees, contractors, shareholders and the communities in which we operate.

Health and safety
We are committed to protecting the safety of our employees, our contractors, and the communities in which we operate. We seek to improve our procedures to maintain our safety culture. We operate our worksites under a stop work authority program, under which every person on our worksites is empowered to halt operations to address a potential safety issue. In addition, we have developed and implemented a comprehensive environment, health and safety management system and regularly conduct internal and external audits of our environmental and safety programs, including contractor safety audits. Safety training is provided to all employees, and safety performance is integrated into our annual compensation program.
Our core values include “doing the right thing,” and our response to the COVID-19 pandemic demonstrates this principle in action. We are committed to the health and safety of our employees, contractors and communities. We have established appropriate policies and procedures while we have continued to operate during the COVID-19 pandemic. All managers and supervisors have been trained on how to address positive COVID-19 cases, including procedures on notifying, tracking and communicating COVID-19 cases. Our Crisis Management Team continuously monitors public health data and guidance, engages with peer companies, and participates with industry associations to ensure alignment with guidance for employee health and safety.
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
Offices
Our principal office is located in Houston, Texas at 1001 Fannin Street. We also own field offices in the North Dakota communities of Williston, Powers Lake, Watford City and Parshall.
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
We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control, and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the global outbreak of COVID-19 has impacted demand for crude oil and natural gas because of reduced global and national economic activity levels. On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including North Dakota and Montana, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.
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
As the potential impact from COVID-19 is uncertain due to the ongoing and dynamic nature of the circumstances, it is difficult to predict the extent to which it may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the pandemic may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectible accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and its variants, the actions taken by authorities to contain it or treat its impact, and the availability and acceptance of vaccines, all of which are beyond our control. These potential impacts, while uncertain, could continue to adversely affect global economies and financial markets and result in a persistent economic downturn that could continue to have an adverse effect on the industries in which we and our customers operate and on the demand for our products, our operating results and our future prospects.
A substantial or extended decline in commodity prices, for crude oil and, to a lesser extent, natural gas and NGLs, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our crude oil and, to a lesser extent, natural gas and NGLs, heavily influence our revenue, profitability, cash flow from operations, access to capital and future rate of growth. Crude oil, natural gas and NGLs are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil, natural gas and NGLs have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:
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
•events that impact global market demand, including impacts from global health epidemics and concerns, such as the COVID-19 pandemic;
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
•inflation in exploration and drilling costs;
•disruptions in our supply chain for raw materials, chemicals and equipment;

•delays imposed by or resulting from compliance with regulatory requirements;
•proximity to and capacity of transportation facilities;
•contractual disputes;
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
The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Exploration and Production Operations” for information about our estimated crude oil and natural gas reserves and the PV-10 and Standardized Measure as of December 31, 2021, 2020 and 2019.
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
Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services or the unavailability of sufficient transportation for our production could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital plan, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, compliance with new or emerging legal requirements that affect midstream operations in North Dakota or Montana may reduce the availability of transportation for our production. For example, the NDIC adopted regulations in 2013 that impose more rigorous pipeline development standards on midstream operators, some of whom we rely on to construct and operate pipeline infrastructure to transport the crude oil and natural gas we produce.
All of our producing properties and operations are located in the Williston Basin, making us vulnerable to risks associated with operating in a concentrated geographic area.
Our producing properties are geographically concentrated in the Williston Basin in northwestern North Dakota and northeastern Montana. As a result, we may be disproportionately exposed to the impact of economics in the Williston Basin or delays or interruptions of production from those wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of crude oil or natural gas produced from the wells in those areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil and natural gas producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Our crude oil, natural gas and NGLs are sold in a limited number of geographic markets and each has a generally fixed amount of storage and processing capacity. As a result, if such markets become oversupplied with crude oil, natural gas and/or NGLs, it could have a material negative effect on the prices we receive for our products and therefore an adverse effect on our financial condition and results of operations. Variances in quality may also cause differences in the value received for our products.

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
Our operations on the Fort Berthold Indian Reservation of the Three Affiliated Tribes in North Dakota are subject to various federal, state, local and tribal regulations and laws, any of which may increase our costs and have an adverse impact on our ability to effectively conduct our operations.
Various federal agencies within the U.S. Department of the Interior (the “Department of the Interior”), particularly the BIA and the Office of Natural Resource Revenue, along with the Three Affiliated Tribes of the Fort Berthold Indian Reservation (“MHA Nation”), promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. In addition, the MHA Nation is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, approvals and other conditions that apply to lessees, operators and contractors conducting operations on the Fort Berthold Indian Reservation. Lessees and operators conducting operations on tribal lands may be subject to the MHA Nation’s court system. Recently, on February 4, 2022, the Department of the Interior issued an official opinion stating that the minerals beneath the Missouri River riverbed located on the Fort Berthold Indian Reservation belong to the MHA Nation and not the state of North Dakota, overturning a 2020 Trump-agency decision that gave the state of North Dakota ownership. One or more of these factors may increase our costs of doing business on the Fort Berthold Indian Reservation and may have an adverse impact on our ability to effectively transport products within the Fort Berthold Indian Reservation or to conduct our operations on such lands.
We depend upon Crestwood, a third party midstream provider, for a large portion of our midstream services, and our failure to obtain and maintain access to the necessary infrastructure from Crestwood and other midstream providers to successfully deliver crude oil, natural gas and NGLs to market may adversely affect our earnings, cash flows and results of operations.
Our delivery of oil, natural gas and NGLs depends upon the availability, proximity and capacity of pipelines, other transportation facilities and gathering and processing facilities primarily owned by Crestwood as well as other third-parties. The capacity of transmission, gathering and processing facilities may be insufficient to accommodate potential production from existing and new wells, which may result in substantial discounts in the prices we receive for our oil, natural gas and NGLs or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to secure access to pipeline infrastructure on favorable economic terms could affect our competitive position.
Historically our ownership interest in and control of OMP allowed us to exercise significant control over the development of midstream infrastructure to service our operations. However, as a result of the OMP Merger, we no longer control those operations and facilities and will be dependent on Crestwood and, to a lesser extent, other third-party providers for these services. Access to midstream assets may be unavailable due to market conditions or mechanical or other reasons. A lack of access to needed infrastructure, or an extended interruption of access to or service from our or third-party pipelines and facilities for any reason, including vandalism, sabotage or cyber-attacks on such pipelines and facilities or service interruptions, could result in adverse consequences to us, such as delays in producing and selling our crude oil, natural gas and NGLs.
Our dependence on Crestwood and other third parties for transmission, gathering and processing services makes us dependent on them in order to get our crude oil, natural gas and NGLs to market. To the extent these services are delayed or unavailable, we would be unable to realize revenue from wells served by such facilities until suitable arrangements are made to market our production. Our failure to obtain these services on acceptable terms could materially harm our business.
Legal and regulatory challenges to transportation may impact our ability to move volume.
In addition, the impact of pending and future legal proceedings on these systems, pipelines and facilities can affect our ability to market our products and have a negative impact on realized pricing. In July 2020, the operator of DAPL was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study (“EIS”) is completed. Also in July 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. On January 26, 2021, the U.S. Court of Appeals for the District of Columbia Circuit upheld the U.S. District court’s ruling that an EIS is needed and also reaffirmed its earlier decision which allows DAPL to operate through the EIS process. The owners of DAPL appealed the lower court decision to the U.S. Supreme Court in September 2021; however, the appeal was rejected on February 22, 2022. The Corps continues to conduct the EIS, which is estimated to be completed no later than November 2022. Once the EIS is completed, the Corps will determine whether DAPL is safe to operate or must be shut down. We regularly use DAPL in addition to other outlets to market our crude oil to end markets. To mitigate the risks associated with a potential shutdown of DAPL, we have proactively arranged for portions of our crude oil volumes to be sold at alternative outlets at fixed differentials to NYMEX WTI. In the event DAPL were to cease operating, we would anticipate Williston Basin crude oil prices to weaken materially before improving as the market adapts to rail transportation.

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
Limited takeaway capacity can result in significant discounts to our realized prices.
The crude oil business environment has historically been characterized by periods when crude oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for NYMEX WTI crude oil. In the past, there have been periods when this discount has substantially increased due to the production of crude oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on crude oil transportation out of the Williston Basin and improved basin differentials received at the lease. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our realized crude oil prices and average price differentials relative to NYMEX WTI for the years ended December 31, 2021, 2020 and 2019.
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
Approximately 31% of our estimated net proved reserves were classified as proved undeveloped as of December 31, 2021. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our proved undeveloped reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, the Oasis Credit Facility and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
Unless we replace our crude oil and natural gas reserves, our reserves and production will decline, which could adversely affect our business, financial condition and results of operations.
Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our estimated net proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future crude oil and natural gas reserves and production, and therefore our cash flows and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, exploit, find or acquire additional reserves to replace our current and future production at acceptable costs. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations could be adversely affected.
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

•supply chain disruptions which could delay or halt our development projects;
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
As of December 31, 2021, approximately 99% of our total net acreage in the Williston Basin was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. In the Williston Basin, our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2021, we had an aggregate of 1,115 net acres expiring in 2022, 161 net acres expiring in 2023 and 864 net acres expiring in 2024 in the Williston Basin. The cost to renew such leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. Our ability to drill and develop these locations depends on a number of uncertainties, including crude oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. During the period from January 1, 2020 through November 19, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor), we recorded non-cash impairment charges of $401.1 million and $5.4 million, respectively, on our unproved properties due to expiring leases, periodic assessments and drilling plan uncertainty on certain acreage of our unproved properties. We did not record any impairment charges on unproved properties during the year ended December 31, 2021 (Successor) or the period from November 20, 2020 through December 31, 2020 (Successor).
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
Our operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety aspects, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations and services. The trend of more expansive and stringent environmental and occupational health and safety legislation and regulations applied to the oil and gas industry could continue, resulting in material increases in our costs of doing business and consequently affecting profitability. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on these environmental and occupational health and safety matters. Compliance with existing environmental and occupational safety and health laws, regulations, executive orders and other regulatory initiatives, or any other such new legal requirements, could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. One or more of these developments that impact us or our customers could have a material adverse effect on our business, results of operations and financial condition and reduce demand for our midstream services.

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
Our operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, restrictions on drilling and reduced demand for the crude oil and natural gas that we produce.
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on the threat of climate change and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas industry or otherwise restrict the areas in which this industry may produce crude oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Such legislation, executive actions or regulations could result in increased costs of our compliance or costs of consuming, and thereby reduce demand for crude oil and natural gas. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increasing attention and federal actions in regards to Environmental, Social or Governance (“ESG”) matters may impact our business.
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
As part of our ongoing effort to enhance our ESG practices, our Board of Directors has established the Nominating, Environmental, Social and Governance Committee, which is charged with overseeing our ESG policies. Committee members are expected to review the implementation and effectiveness of our ESG programs and policies. Additionally, to help strengthen our ESG performance, we have implemented compensation practices focused on value creation and aligned with shareholder interests. Additionally, while we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Notwithstanding our election to pursue aspirational targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.
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
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations. The process involves the injection of water, sand or other proppant and chemical additives under pressure into the targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing continues to be controversial in certain parts of the country, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on these hydraulic fracturing matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders restricting hydraulic fracturing activities or locations or suspending or delaying the performance of hydraulic fracturing on federal properties or other locations could potentially result in an increase in our compliance costs, and a decrease in the completion of our new crude oil and natural gas wells, which could have a material adverse effect on our liquidity, results of operations, and financial condition. Restrictions, delays or bans on hydraulic fracturing could also reduce the amount of crude oil and natural gas that we are ultimately able to produce in commercial quantities, which adversely impacts our revenues and profitability.
Our ability to produce crude oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
Water is an essential component of shale crude oil and natural gas production during both the drilling and hydraulic fracturing processes. Our access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third-party businesses with more senior contractual or permitting rights to the water. Our inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact our E&P operations and have a corresponding adverse effect on our business, financial condition and results of operations. Additionally, operations associated with our production and development activities generate drilling muds, produced waters and other waste streams, some of which may be disposed of by means of injection into underground wells situated in non-producing subsurface formations. These injection wells are regulated pursuant to the UIC program established under the SDWA. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on seismicity matters. Compliance with current and future environmental laws, executive orders, regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing activities, the injection of waste streams into disposal wells, or any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted but that could be materially adverse to our business and results of operations.
Competition in the oil and gas industry is intense, making it more difficult for us to acquire properties, market crude oil and natural gas and secure trained personnel.
Our ability to acquire additional drilling locations and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, market crude oil and natural gas and secure equipment and trained personnel. Also, there is substantial competition for capital available for investment in the oil and gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and gas properties and exploratory drilling locations or to identify, evaluate, bid for and purchase a greater number of properties and locations than our financial or personnel resources permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drilling attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our competitive position. In addition, companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may also see corporate consolidations among our competitors, which could significantly alter industry conditions and competition within the industry.
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
To a large extent, we depend on the services of our senior management and technical personnel. The loss of the services of our senior management or technical personnel could have a material adverse effect on our operations. The public health concerns posed by COVID-19 could pose a risk to our personnel and may render our personnel unable to work or travel. The extent to which COVID-19 may impact our personnel, and subsequently our business, cannot be predicted at this time. We continue to monitor impacts of COVID-19, have actively implemented policies and practices to address COVID-19, and may adjust our current policies and practices as more information and guidance become available. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.
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
Our revolving credit facility and the indentures governing our senior unsecured notes contain operating and financial restrictions that may restrict our business and financing activities.
Our revolving credit facility and the indentures governing our senior unsecured notes contains a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:
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
Our ability to comply with some of the covenants and restrictions contained in our revolving credit facility and the indentures governing our senior unsecured notes may be affected by events beyond our control. If market or other economic conditions deteriorate or if crude oil, natural gas and NGL prices decline substantially or for an extended period of time from their current levels, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, our senior unsecured notes or any future indebtedness could result in an event of default under which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
If an event of default occurs and remains uncured, the lenders under our revolving credit facility:
•would not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•may have the ability to require us to apply all of our available cash to repay these borrowings; or
•may prevent us from making debt service payments under our other agreements.
A payment default or an acceleration under our revolving credit facility could result in an event of default and an acceleration under the indentures for our senior unsecured notes. If the indebtedness under our senior unsecured notes were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Our obligations under our revolving credit facility are collateralized by perfected first priority liens and security interests on substantially all of our oil and gas assets, including mortgage liens on oil and gas properties having at least 90% of the reserve value as determined by reserve reports, and if we are unable to repay our indebtedness under the revolving credit facility, the lenders could seek to foreclose on our assets.
Our level of indebtedness may increase and reduce our financial flexibility.
As of December 31, 2021, we had no outstanding borrowings and $2.4 million of outstanding letters of credit under our revolving credit facility and $400.0 million of 6.375% senior unsecured notes outstanding. In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties.
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
In addition, the revolving credit facility borrowing base is subject to periodic redeterminations. We could be forced to repay a portion of our bank borrowings under the revolving credit facility due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, and our lenders could compel us to apply all of our available cash to repay our borrowings. If amounts outstanding under our revolving credit facility were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We own Crestwood common units and are exposed to the volatility, liquidity and other risks inherent in holding such units.
As a result of the closing of the OMP Merger, we hold approximately 21.7% of Crestwood’s issued and outstanding common units, which are publicly traded on the New York Stock Exchange. The fair value of the units is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions, and the performance of Crestwood.
While there is an established trading market for Crestwood’s common units, there are limitations on our ability to dispose of some or all of the units. In connection with the closing of the OMP Merger, we entered into a registration rights agreement with Crestwood, which enables us to sell our Crestwood common units but contains customary restrictions on our ability to do so. Future sales of Crestwood units would impact our ability to designate directors to Crestwood GP’s Board of Directors. Pursuant to the director nomination agreement entered into with Crestwood, we may designate two directors so long as we own at least 15% of Crestwood’s issued and outstanding common units, and we may designate one director if we hold at least 10% (but less than 15%) of Crestwood’s issued and outstanding common units.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of crude oil and natural gas reserves. DeGolyer and MacNaughton projects that we will incur capital costs of $1.2 billion over the next five years to develop the proved undeveloped reserves in the Williston Basin covered by its December 31, 2021 reserve report. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, inflation in costs, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
We intend to finance our future capital expenditures primarily through cash flows provided by operating activities; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of additional debt or equity securities or the sale of non-strategic assets. The issuance of additional debt or equity may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions or to pay dividends. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. In addition, upon the issuance of certain debt securities (other than on a borrowing base redetermination date), our borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 25% of the aggregate principal amount of such debt securities.
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
If the borrowing base under our revolving credit facility or our revenues decrease as a result of low crude oil, natural gas or NGL prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or cash available under the revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our drilling locations, which in turn could lead to a possible expiration of our leases and a decline in our estimated net proved reserves, and could adversely affect our business, financial condition and results of operations.
We may maintain material balances of cash and cash equivalents for extended periods of time at commercial banks in excess of amounts insured by government agencies such as the Federal Deposit Insurance Corporation.
We may maintain material balances of cash and cash equivalents for extended periods of time at commercial banks in excess of amounts insured by government agencies such as the Federal Deposit Insurance Corporation (“FDIC”). A failure of our commercial banks could result in us losing any funds we have deposited in excess of amounts insured by the FDIC. Any losses we sustain on our cash deposits could materially adversely affect our financial position.
The inability of one or more of our customers or affiliates to meet their obligations to us may adversely affect our financial results.
Our principal exposures to credit risk are through receivables resulting from the sale of our crude oil and natural gas production, which we market to energy marketing companies, other producers, power generators, local distribution companies, refineries and affiliates, and joint interest receivables.
We are subject to credit risk due to the concentration of our crude oil and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. See “Part II. Item 8.—Financial Statements and Supplementary Data—Note 21—Significant Concentrations” for additional information on significant concentrations with major customers.
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2021 (Successor), we recorded an immaterial charge for changes in our estimate of expected credit losses.
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2021, we had commodity derivatives in place with eight counterparties and a total net derivative liability of $204.7 million.
Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of oil and natural gas exploration and development companies and may adversely affect our operations and cash flows.
In past years, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal and state income tax provisions currently available to oil and natural gas exploration and development companies. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations such as us and (ii) the elimination of tax subsidies for fossil fuels. The U.S. Congress could consider, and could include, some or all of these proposals in connection with future legislation or tax reform. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could adversely affect our operations and cash flows.

We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal or state tax purposes, which could adversely affect our financial position, results of operations and cash flows.
We may be limited in the portion of our net operating loss carryforwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured.
Under Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation experiences an “ownership change,” any NOLs, losses or deductions attributable to a “net unrealized built-in loss” and other tax attributes (“Tax Benefits”) could be substantially limited, and timing of the usage of such Tax Benefits could be substantially delayed. A corporation generally will experience an ownership change if one or more stockholders (or group of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Determining the limitations under Section 382 is technical and highly complex, and no assurance can be given that upon further analysis our ability to take advantage of our NOLs or other Tax Benefits may be limited to a greater extent than we currently anticipate.
Upon our emergence from bankruptcy in November 2020, we experienced an ownership change. However, we believe that we qualified for and, as a result, utilized an exception under Section 382(l)(5) (the “Section 382(l)(5) Exception”) from the limitation that would otherwise be imposed under Section 382. However, if we were to experience a subsequent ownership change within the two-year period immediately following our emergence from bankruptcy, we would be precluded from utilizing any remaining pre-emergence NOLs following such subsequent ownership change.
If we are limited in our ability to utilize our NOLs or other Tax Benefits in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs and Tax Benefits fully, which could have a negative impact on our financial position, results of operations and cash flows. Additionally, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our NOLs and Tax Benefits, which could adversely affect our financial position, results of operations and cash flows.
The enactment of derivatives legislation and regulation could have an adverse effect on our ability to use derivative instruments to reduce the negative effect of commodity price changes, interest rate and other risks associated with our business.
In 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has proposed new regulations to set position limits for certain futures, options and swap contracts in designated physical commodities, including, among others, crude oil and natural gas. The Dodd-Frank Act and CFTC rules have also designated certain types of swaps (thus far, only certain interest rate swaps and credit default swaps) for mandatory clearing and exchange trading, and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent that we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply with the clearing and exchange trading requirements or to take steps to qualify for an exemption to such requirements. In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the non-financial end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the non-financial end-user exception, we could be required to post initial or variation margin, which would impact liquidity and reduce our cash. This would in turn reduce our ability to execute hedges to reduce risk and protect cash flows. Other regulations to be promulgated under the Dodd-Frank Act also remain to be finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Further, to the extent our revenues are unhedged, they could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations.

Risks related to our common stock
Our ability to declare and pay dividends is subject to certain considerations and limitations.
Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. Certain covenants in our revolving credit facility may limit our ability to pay dividends. We can provide no assurance that we will continue to pay dividends at the current rate or at all.
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
We have outstanding warrants to purchase shares of our common stock at an exercise price of $90.57. In addition, as of February 21, 2022, approximately 1.4 million shares (excluding impacts from total shareholder return adjustments) of our common stock were reserved for future issuance under the Oasis Petroleum Inc. 2020 Long Term Incentive Plan (the “2020 LTIP”). The exercise of equity awards, including any stock options that we may grant in the future, warrants, and the sale of shares of our common stock underlying any such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.
The market price of our common stock is subject to volatility.
The liquidity for our common shares has been below historical levels, and the market price of our common stock could be subject to wide fluctuations. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. The market price of our common stock can be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products or services, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results.
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
Our profitability may be negatively impacted by inflation in the cost of labor, materials and services.
Although inflation in the United States has been relatively low in recent years, the U.S. economy has recently experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. While we cannot predict any future trends in the rate of inflation, the global COVID-19 pandemic has brought unprecedented uncertainty to the near-term economic outlook. A significant increase in inflation would raise our costs for labor, materials and services, which would negatively impact our profitability and cash flows.
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
Item 3. Legal Proceedings
See “Part II, Item 8. Financial Statements and Supplementary Data—Note 22—Commitments and Contingencies,” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity. Our common stock is listed on the Nasdaq under the symbol “OAS”.
Dividends. In 2021, we paid a regular cash dividend of $1.625 per share of common stock and a special cash dividend of $4.00 per share of common stock. Prior to 2021, we had not paid cash dividends on our common stock. On February 9, 2022, we declared a dividend of $0.585 per share of common stock ($2.34 per share annualized) payable on March 4, 2022 to shareholders of record as of February 21, 2022. Future dividend payments will depend on our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends” for more information.
Holders. As of February 21, 2022, the number of record holders of our common stock was seven. Based on inquiry, management believes that the number of beneficial owners of our common stock is approximately 17,417 as of February 21, 2022.
On February 22, 2022, the last sale price of our common stock, as reported on the Nasdaq, was $122.50 per share.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2021.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2021:

Period	Total Number of Shares Exchanged	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2021	88,000	$119.59	88,000	$74,914
November 1 – November 30, 2021	592,235	126.47	592,235	—
December 1 – December 31, 2021	—	—	—	—

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
The performance graph shown below compares the cumulative total return to our common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) for the period of November 20, 2020 (the date we emerged from bankruptcy and our common stock commenced trading) through December 31, 2021. The comparison was prepared based upon the following assumptions:
1.$100 was invested in our common stock, the S&P 500 and the S&P 500 O&G E&P on November 20, 2020 at the closing price on such date; and
2.Dividends were reinvested.

450
400
350
300
250
200
150
100
50
11/20/2020
12/31/2020
12/31/2021
Oasis Petroleum
S&P 500 Index
S&P Oil & Gas Exploration & Production Index

Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Balance Sheets and Consolidated Statements of Operations have been recast from prior periods to reflect the OMP Merger (defined below) as a discontinued operation. Refer to “Part II, Item 8. Financial Statements and Supplementary Data—Note 6—Discontinued Operations.” In addition, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for an explanation of these types of statements.
For discussion related to changes in financial condition and results of operations for the years ended December 31, 2020 and 2019, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 8, 2021.
Overview
We are an independent E&P company with quality and sustainable long-lived assets in the North Dakota and Montana regions of the Williston Basin. Our mission is to improve lives by safely and responsibly providing affordable, reliable and abundant energy. We are uniquely positioned with a best-in-class balance sheet and are focused on rigorous capital discipline and generating free cash flow by operating efficiently, safely and responsibly to develop our unconventional onshore oil-rich resources in the continental United States.
Recent Developments
Return of Capital Plan
On February 9, 2022, we announced a plan to return $280 million of capital to shareholders over the next year ($70 million per quarter) through a combination of a base dividend (approximately $45 million), variable dividends and share repurchases. This return of capital plan represents a balanced approach that reflects our strategic goals of exercising capital discipline while delivering both return on and return of capital to shareholders. The Board of Directors has increased the quarterly base dividend by 17% from $0.50 per share of common stock to $0.585 per share of common stock and expects to pay an aggregate base dividend of $11.3 million per quarter during 2022. The Board of Directors declared the base dividend for the fourth quarter of 2021 of $0.585 per share of common stock ($2.34 per share annualized) payable on March 4, 2022 to shareholders of record as of February 21, 2022. In addition, the Board of Directors authorized a new $150.0 million share repurchase program to replace the $100.0 million share repurchase program that was fully utilized in 2021. We expect to return capital proportionately each quarter through 2022. After the end of each quarter, we expect to announce a variable dividend based on $70 million less cash utilized to pay the base dividend and repurchase shares during the prior quarter. See “Liquidity and Capital Resources” below for additional information.
Williston Basin Acquisition
On October 21, 2021, we completed our acquisition of approximately 95,000 net acres in the Williston Basin, effective April 1, 2021, from QEP Energy Company (“QEP”), a wholly-owned subsidiary of Diamondback Energy, Inc. for total cash consideration of $585.8 million (the “Williston Basin Acquisition”). The total cash consideration paid was comprised of a deposit of $74.5 million paid on May 3, 2021 and $511.3 million paid at closing on October 21, 2021. The Williston Basin Acquisition was funded with cash on hand, which included proceeds from the Permian Basin Sale (defined below) and the Oasis Senior Notes (defined below).
Permian Basin Sale
On June 29, 2021, we completed the sale of our upstream assets in the Texas region of the Permian Basin, effective March 1, 2021, to Percussion Petroleum Operating II, LLC (“Percussion”) for an aggregate purchase price of $450.0 million (the “Primary Permian Basin Sale”). The purchase price consisted of $375.0 million cash at closing and up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). We received cash proceeds of $342.3 million after purchase price adjustments that were primarily related to cash flows from the effective date to the close date. The total consideration remains subject to earn-out payments related to the Permian Basin Sale Contingent Consideration.
In addition to the Primary Permian Basin Sale, we also divested certain wellbore interests in the Texas region of the Permian Basin to separate buyers in the second quarter of 2021 (the “Additional Permian Basin Sale” and together with the Primary

Permian Basin Sale, the “Permian Basin Sale”). We received cash proceeds from the Additional Permian Basin Sale of $30.0 million.
OMP Merger
On October 25, 2021, OMP and OMP GP entered into the OMP Merger pursuant to which we agreed to sell to Crestwood our entire ownership of OMP common units and all of the limited liability company interests of OMP GP in exchange for $160.0 million in cash and approximately 21 million common units representing limited partner interests of Crestwood. The OMP Merger was unanimously approved by the Board of Directors of both Oasis and Crestwood and was also unanimously approved by the Board of Directors and Conflicts Committee of OMP GP.
The OMP Merger was completed on February 1, 2022 and we own approximately 21.7% of Crestwood’s issued and outstanding common units, and we are Crestwood’s largest single customer. In connection with the closing of the OMP Merger, the Company and Crestwood executed a director nomination agreement pursuant to which we designated two directors to the Board of Directors of Crestwood GP.
The OMP Merger represents a strategic shift for the Company and qualified for reporting as a discontinued operation. See “Item 8. Financial Statements and Supplementary Data—Note 5—Oasis Midstream Partners.”
Change in Chief Executive Officer
On April 13, 2021, Daniel E. Brown was appointed Chief Executive Officer of the Company. At the same time, Mr. Brown was also appointed to the Company’s Board of Directors. Mr. Brown replaced Douglas E. Brooks, who was previously appointed to serve as Chief Executive Officer on an interim basis. Mr. Brooks continues to serve in his role as Board Chair.
Market Conditions and COVID-19
COVID-19 remains a global health crisis and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread. Despite improvements in global economic activity levels and higher energy demand compared to 2020, the impacts of COVID-19 continue to be unpredictable, including the impacts of new virus strains, the risk of renewed restrictions and the uncertainty of successful administration of effective treatments and vaccines. We are unable to reasonably estimate the period of time that related conditions could exist or the extent to which they could impact our business, results of operations, financial condition or cash flows. Commodity prices have risen from historic lows in 2020; however, further negative impacts from COVID-19 may require us to adjust our business plan.
We are committed to the health and safety of our employees, contractors and communities. We have established appropriate policies and procedures while we have continued to operate during the COVID-19 pandemic. All managers and supervisors have been trained on how to address positive COVID-19 cases, including procedures on notifying, tracking and communicating COVID-19 cases. Our Crisis Management Team continuously monitors public health data and guidance, engages with peer companies, and participates with industry associations to ensure alignment with guidance for employee health and safety.
In September 2021, President Biden announced a COVID-19 action plan that would have the Occupational Safety and Health Administration (“OSHA”) develop an Emergency Temporary Standard (“ETS”) which may include new obligations for employers with one hundred or more employees with respect to vaccinations, testing and paid time off. In November 2021, OSHA published an ETS that requires covered employers to take affirmative steps to address COVID-19 safety, including having a written COVID-19 vaccination policy and having a process in place where employees are able to confidentially submit proof of vaccination status. The ETS also requires any employee who is not fully vaccinated to wear a face covering at the workplace, effective January 20, 2022, and be subject to regular COVID-19 testing, effective February 9, 2022. In connection with the ETS, we established a policy to comply with OSHA’s ETS on vaccination, testing and face coverings that applies to all of our employees. On January 13, 2022, the U.S. Supreme Court stayed the OSHA ETS. We monitor mandates related to COVID-19 at both the federal and state levels on an ongoing basis and continue to assess the potential impacts of those mandates.
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
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows. Please see “Part I, Item 1. Business—Exploration and Production Operations—Marketing and major customers.”
Our average net realized crude oil prices and average price differentials are shown in the tables below for the periods presented:

	2021 (Successor)				Year ended December 31, 2021 (Successor)
	Q1	Q2	Q3	Q4
Average Realized Crude Oil Prices ($/Bbl)(1)	$56.09	$65.53	$70.11	$76.37	$67.49
Average Price Differential ($/Bbl)(2)	$1.58	$0.61	$0.43	$0.24	$0.70
Average Price Differential Percentage(2)	3%	1%	1%	0.3%	1%

	Predecessor				Successor
	2020			Period from October 1, 2020 through November 19, 2020	Period from November 20, 2020 through December 31, 2020
	Q1	Q2	Q3
Average Realized Crude Oil Prices ($/Bbl)(1)	$43.22	$24.45	$38.52	$37.67	$43.36
Average Price Differential ($/Bbl)(2)	$3.19	$2.90	$2.44	$2.07	$3.16
Average Price Differential Percentage(2)	7%	11%	6%	5%	7%

	2019 (Predecessor)				Year ended December 31, 2019 (Predecessor)
	Q1	Q2	Q3	Q4
Average Realized Crude Oil Prices ($/Bbl)(1)	$53.52	$58.87	$55.12	$53.66	$55.27
Average Price Differential ($/Bbl)(2)	$1.30	$0.96	$1.30	$3.23	$1.68
Average Price Differential Percentage(2)	2%	2%	2%	6%	3%
__________________
(1)Realized crude oil prices do not include the effect of derivative contract settlements.
(2)Price differential reflects the difference between our realized crude oil prices and NYMEX WTI crude oil index prices.
We sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. As of December 31, 2021, 95% of our gross operated crude oil production was connected to gathering systems, which originate at the wellhead and reduce the need to transport barrels by truck from the wellhead. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. Expansions of both rail and pipeline facilities in the Williston Basin has reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.
Results of Operations
The OMP Merger qualified for reporting as a discontinued operation. Accordingly, the results of operations of OMP have been classified as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2021 (Successor). Prior periods have been recast so that the basis of presentation is consistent with that of the 2021 consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data—Note 6—Discontinued Operations” for additional information.
In addition, we emerged from bankruptcy on November 19, 2020 (the “Emergence Date”) and adopted fresh start accounting, which resulted in us becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements on or after November 19, 2020 are not comparable to the consolidated financial statements prior to that date. References to “Successor” relate to our financial position and results of operations as of and subsequent to the Emergence Date. References to “Predecessor” relate to our financial position prior to, and our results of operations through and including, the Emergence Date.
Highlights
During the year ended December 31, 2021 (Successor):
•Production volumes averaged 58,032 Boepd (64% oil).
•Lease operating expenses were $9.63 per Boe, compared to $9.27 per Boe during the period from November 20, 2020 through December 31, 2020 (Successor) and $7.55 per Boe during the period from January 1, 2020 through November 19, 2020 (Predecessor).
•E&P and other capital expenditures, excluding capitalized interest and acquisition capital, were $168.4 million.

•Estimated net proved reserves were 250.9 MMBoe as of December 31, 2021, with a Standardized Measure of $2.7 billion and PV-10 of $3.1 billion.
•Paid regular cash dividends of $1.625 per share of common stock and a special dividend of $4.00 per share of common stock.
•Completed $100.0 million share repurchase program.
Revenues
Our crude oil and natural gas revenues are derived from the sale of crude oil and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil and gas sales are primarily derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are recorded on a gross basis when we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the customer. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
Our other services revenues are derived from equipment rentals, and also included revenues for well completion services and product sales prior to our transition of our well fracturing services from Oasis Well Services LLC (“OWS”), a wholly-owned subsidiary, to a third-party provider during the first quarter of 2020 (the “Well Services Exit”). Substantially all of our other services revenues are from services provided to our operated wells. Intercompany revenues for work performed for our ownership interests are eliminated in consolidation, and only the revenues related to non-affiliated interest owners and other third-party customers are included in other services revenues.
The following table summarizes our revenues for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Revenues
Crude oil revenues	$910,381	$69,075	$522,812	$1,261,413
Natural gas revenues	289,875	17,070	78,698	146,396
Purchased oil and gas sales	378,983	20,633	237,111	481,014
Other services revenues	687	215	6,836	41,974
Total revenues	$1,579,926	$106,993	$845,457	$1,930,797

The following table summarizes the changes in production and average realized prices for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020

Production data
Crude oil (MBbls)	13,489	1,593	14,226
Natural gas (MMcf)	46,157	5,008	42,199
Oil equivalents (MBoe)	21,182	2,428	21,258
Average daily production (Boepd)	58,032	57,809	65,612
Average sales prices
Crude oil (per Bbl)
Average sales price	$67.49	$43.36	$36.75
Effect of derivative settlements(1)	(18.94)	—	11.38
Average realized price after the effect of derivative settlements(1)	$48.55	$43.36	$48.13
Natural gas (per Mcf)(2)
Average sales price	$6.28	$3.41	$1.86
Effect of derivative settlements(1)	(0.32)	(0.01)	—
Average realized price after the effect of derivative settlements(1)	$5.96	$3.40	$1.86
__________________
(1)The effect of derivative settlements includes the cash received or paid for the cumulative gains or losses on our commodity derivatives settled in the periods presented, but does not include proceeds from derivative liquidations or payments for derivative modifications. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
(2)Natural gas prices include the value for natural gas and NGLs.

Crude oil and natural gas revenues. Crude oil and natural gas revenues increased $512.6 million, or 75%, in 2021. This increase was attributable to a $676.3 million increase due to higher crude oil and natural gas sales prices, partially offset by a $163.8 million decrease due to lower crude oil and natural gas production sold. During the year ended December 31, 2021 (Successor), our crude oil and natural gas revenues were positively impacted by higher commodity prices compared to the previous year due largely to higher energy demand as a result of increased economic activity following severe COVID-19 restrictions during 2020. Excluding the effect of derivative settlements, average crude oil sales prices increased 80%, and average natural gas sales prices, which include the value for natural gas and NGLs, increased 209% year over year. Average daily production sold decreased by 6,685 Boepd year over year, primarily driven by a decrease of 5,353 Boepd due to the divestiture of our upstream assets in the Permian Basin on June 29, 2021. We closed the Williston Basin Acquisition on October 21, 2021, and average daily production from the Williston Basin Acquisition asset between the close date to December 31, 2021 was 21,226 Boepd. During the year ended December 31, 2021 (Successor), we completed and placed on production 22.3 total net operated wells in the Williston Basin.
Purchased oil and gas sales. Purchased oil and gas sales, which consist primarily of the sale of crude oil purchased to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls, increased $121.2 million to $379.0 million for the year ended December 31, 2021 (Successor), primarily due to higher crude oil sales prices period over period, partially offset by lower crude oil volumes purchased and then subsequently sold.
Other services revenues. Other services revenues decreased by $6.4 million to $0.7 million during the year ended December 31, 2021 (Successor), which was primarily attributable to a decrease in well completion revenues due to the Well Services Exit in the first quarter of 2020.

Expenses and other income
The following table summarizes our operating expenses, gain (loss) on sale of properties, other income and expenses, income tax benefit, net income (loss) from continuing operations, income from discontinued operations attributable to Oasis, net of income tax and net income (loss) attributable to Oasis for the periods presented (in thousands, except per Boe of production):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Operating expenses
Lease operating expenses	$203,933	$22,517	$160,406	$288,690
Other services expenses	47	—	6,658	28,761
Gathering, processing and transportation expenses	122,614	13,198	117,884	174,026
Purchased oil and gas expenses	379,972	20,278	229,056	474,914
Production taxes	76,835	5,938	45,439	112,592
Depreciation, depletion and amortization	126,436	13,789	271,002	771,640
Exploration expenses	2,760	—	2,748	6,658
Rig termination	—	—	1,279	384
Impairment	3	—	4,825,530	10,257
General and administrative expenses	80,688	14,803	144,700	128,595
Litigation settlement	—	—	22,750	20,000
Total operating expenses	993,288	90,523	5,827,452	2,016,517
Gain (loss) on sale of properties	222,806	11	10,396	(4,455)
Operating income (loss)	809,444	16,481	(4,971,599)	(90,175)
Other income (expense)
Net gain (loss) on derivative instruments	(589,641)	(84,615)	233,565	(106,314)
Interest expense, net of capitalized interest	(30,806)	(2,020)	(141,836)	(159,287)
Gain on extinguishment of debt	—	—	83,867	4,312
Reorganization items, net	—	—	665,916	—
Other income (expense)	(1,010)	(401)	1,271	569
Total other income (expense), net	(621,457)	(87,036)	842,783	(260,720)
Income (loss) from continuing operations	187,987	(70,555)	(4,128,816)	(350,895)
Income tax benefit	973	3,447	262,962	32,715
Net income (loss) from continuing operations	188,960	(67,108)	(3,865,854)	(318,180)
Income from discontinued operations attributable to Oasis, net of income tax	130,642	17,196	225,526	189,937
Net income (loss) attributable to Oasis	$319,602	$(49,912)	$(3,640,328)	$(128,243)
Costs and expenses (per Boe of production)
Lease operating expenses	$9.63	$9.27	$7.55	$8.98
Gathering, processing and transportation expenses	5.79	5.44	5.55	5.41
Production taxes	3.63	2.45	2.14	3.50
Lease operating expenses. Lease operating expenses (“LOE”) increased $21.0 million year over year to $203.9 million for the year ended December 31, 2021 (Successor). This increase was due to a $32.0 million increase in the Williston Basin related to higher costs for gas lift of $10.9 million, fixed costs of $10.5 million and workover expenses of $9.3 million. These increases were offset by a decrease of $11.0 million for LOE in the Permian Basin due to the divestiture of those assets in June of 2021. LOE increased $1.91 per Boe to $9.63 per Boe due to a combination of higher costs and lower production volumes.
Other services expenses. The $6.6 million decrease year over year was primarily attributable to a decrease in well completion expenses due to the Well Services Exit in the first quarter of 2020.

Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses decreased $8.5 million year over year, which was attributable to a $3.4 million decrease in natural gas gathering and processing expenses and a $2.2 million decrease in crude oil gathering and transportation expenses, both related to a decrease in our production volumes. In addition, there was a decrease of $2.8 million related to non-cash valuation adjustments for pipeline imbalances. GPT per Boe was $5.79 for the year ended December 31, 2021 (Successor) and increased year over year due to lower production volumes.
Purchased oil and gas expenses. Purchased oil and gas expenses, which represent the crude oil purchased primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls, increased $130.7 million year over year to $380.0 million for the year ended December 31, 2021 (Successor) primarily due to higher crude oil prices period over period, partially offset by lower crude oil volumes purchased.
Production taxes. Production taxes increased $25.5 million year over year to $76.8 million for the year ended December 31, 2021 (Successor) primarily due to higher crude oil and natural gas revenues. The production tax rate as a percentage of crude oil and natural gas sales was 6.4% for the year ended December 31, 2021(Successor), compared to 6.9% for the period from November 20, 2020 through December 31, 2020 (Successor) and 7.6% for the period from January 1, 2020 through November 19, 2020 (Predecessor). The production tax rate decreased year over year primarily due to a lower crude oil production mix in the Williston Basin.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense decreased $158.4 million, or 56%, year over year to $126.4 million for the year ended December 31, 2021 (Successor). This decrease was primarily due to a decrease in DD&A related to oil and gas properties in the Williston Basin of $136.5 million, of which $133.8 million was due to a lower average unit-of-production rate and $2.7 million was due to lower production volumes. In the Williston Basin, the average unit-of-production DD&A rate decreased $6.55 per Boe, or 56%, in 2021 as compared to 2020 primarily due to a lower basis in our oil and gas properties due to write-downs during 2020. In addition, DD&A expense decreased $31.2 million due to a partial year of depletion expense on our Permian Basin properties that were sold in June of 2021. These decreases were offset by an increase in depreciation expense related to our fixed assets of $9.9 million due to a higher book basis in well fracturing equipment as a result of fresh start accounting fair value adjustments made in November 2020.
Rig termination. There were no rig termination expenses recorded during the year ended December 31, 2021 (Successor) or for the period from November 20, 2020 through December 31, 2020 (Successor). We recorded $1.3 million of rig termination expenses for the period from January 1, 2020 through November 19, 2020 (Predecessor) to early terminate certain drilling rig contracts in the Permian Basin.
Impairment. Impairment expenses were immaterial for the year ended December 31, 2021 (Successor). There were no impairment expenses for the period from November 20, 2020 through December 31, 2020 (Successor). We recorded impairment expenses of $4.8 billion for the period from January 1, 2020 through November 19, 2020 (Predecessor), primarily due to the following:
•Proved oil and gas properties. The Predecessor recorded an impairment charge of $4.4 billion on its proved oil and gas properties, including $3.8 billion in the Williston Basin and $637.3 million in the Permian Basin for the period ended November 19, 2020, primarily due to a significant decline in commodity prices.
•Unproved oil and gas properties. The Predecessor recorded impairment losses on its unproved oil and gas properties of $401.1 million for the period ended November 19, 2020 as a result of leases expiring or expected to expire, as well as drilling plan uncertainty on certain acreage of unproved properties.
General and administrative expenses. Our general and administrative (“G&A”) expenses decreased $78.8 million year over year to $80.7 million for the year ended December 31, 2021 (Successor). This decrease was primarily due to lower employee compensation expenses due to a 21% decrease in employee headcount year over year, coupled with restructuring related expenses incurred during 2020. Cash G&A, a non-GAAP financial measure, was $2.18 per Boe during the year ended December 31, 2021 (Successor), compared to $5.04 per Boe during the period from November 20, 2020 through December 31, 2020 (Successor) and $4.52 per Boe during the period from January 1, 2020 through November 19, 2020 (Predecessor). For a definition of Cash G&A and a reconciliation of G&A to Cash G&A, see “Non-GAAP Financial Measures” below.
Litigation settlement. There were no litigation settlement expenses recorded during the year ended December 31, 2021 (Successor) or for the period from November 20, 2020 through December 31, 2020 (Successor). During the period from January 1, 2020 through November 19, 2020 (Predecessor), we recorded a loss accrual of $22.8 million for the remaining settlement of legal proceedings with Mirada Energy, LLC and certain related parties. See “Item 8. Financial Statements and Supplementary Data—Note 22—Commitments and Contingencies” for more information.
Gain (loss) on sale of properties. For the year ended December 31, 2021 (Successor), we recognized a $222.8 million net gain on sale of properties primarily related to the Permian Basin Sale. For the period from January 1, 2020 through November 19,

2020 (Predecessor), we recognized a $10.4 million net gain on sale of properties primarily related to the sale of certain oil and gas properties in the Williston Basin. For more information on our divestitures, see “Item 8. Financial Statements and Supplementary Data—Note 13—Acquisitions and Divestitures”.
Derivative instruments. As a result of entering into derivative contracts and the effect of the forward strip commodity price changes, we recognize gains or losses on our derivative instruments for the change in their fair value during the period. During the year ended December 31, 2021 (Successor), we recorded a $589.6 million net loss on derivative instruments, primarily due to an unrealized loss of $319.5 million and a realized loss of $270.1 million. The unrealized loss includes a loss of $331.5 million related to our commodity derivative contracts, partially offset by a gain of $12.0 million related to the Permian Basin Sale Contingent Consideration. The realized loss includes $255.5 million related to settlement payments on crude oil derivative contracts and $14.7 million related to settlement payments on natural gas derivative contracts. During the 2020 Successor Period, we recognized an $84.6 million loss on derivative instruments, including net cash settlement payments of $0.1 million, for the decrease in the fair value of our derivative contracts as a result of an increase in forward commodity prices during the period. During the 2020 Predecessor Period, we recognized a $233.6 million gain on derivative instruments, including net cash settlement receipts of $224.4 million, of which $62.6 million was received for derivative contracts liquidated prior to their maturities.
Interest expense, net of capitalized interest. Interest expense decreased $113.1 million year over year to $30.8 million for the year ended December 31, 2021 (Successor). The decrease was primarily due to interest expense related to the Predecessor’s senior unsecured notes of $92.5 million and the Predecessor’s revolving credit facility of $21.0 million that were recorded during the period from January 1, 2020 through November 19, 2020 (Predecessor), coupled with a specified default interest charge of $30.3 million that was incurred during the period from January 1, 2020 through November 19, 2020 (Predecessor) and was subsequently waived on the Emergence Date. These decreases were offset by interest expense recorded during the year ended December 31, 2021 (Successor) related to the Oasis Senior Notes (defined below) of $13.7 million and the Oasis Credit Facility (defined below) of $9.3 million, coupled with a fee of $7.8 million that was incurred to enter into a commitment letter for a senior secured second lien facility. The senior secured second lien facility was terminated prior to being drawn and was replaced with financing from the Oasis Senior Notes (defined below).
For the year ended December 31, 2021 (Successor), the weighted average debt outstanding under the Oasis Credit Facility (defined below) was $65.5 million, and the weighted average interest rate incurred on outstanding borrowings under the Oasis Credit Facility (defined below) was 4.2%. Interest capitalized during the year ended December 31, 2021 (Successor) was $2.1 million.
Gain on extinguishment of debt. There was no extinguishment of debt during the year ended December 31, 2021 (Successor). During the period from January 1, 2020 through November 19, 2020 (Predecessor), we repurchased an aggregate principal amount of $156.8 million of senior unsecured notes for an aggregate cost of $68.0 million and recognized a pre-tax gain of $83.9 million.
Reorganization items, net. During the period from January 1, 2020 through November 19, 2020 (Predecessor), we recorded $665.9 million of net reorganization items related to our emergence from bankruptcy, consisting of (i) gains on the settlement of obligations under the Predecessor senior unsecured notes, (ii) fresh start accounting fair value adjustments, (iii) professional fees, (iv) the write-off of unamortized deferred financing costs and an unamortized debt discount and (v) fees associated with a debtor-in-possession credit facility. See “Item 8. Financial Statements and Supplementary Data—Note 3—Fresh Start Accounting” for more information on amounts recorded to reorganization items, net.
Income tax benefit. Our income tax benefit for the year ended December 31, 2021 (Successor) was recorded at (0.3)% of pre-tax income. Our income tax benefit for the period from January 1, 2020 through November 19, 2020 (Predecessor) and the period from November 20, 2020 through December 31, 2020 (Successor) was recorded at 6.6% and 7.0% of pre-tax loss, respectively. Our effective tax rate for the year ended December 31, 2021 (Successor) was lower than the effective tax rate for the previous year primarily due to the impacts of the change in the valuation allowance, reorganization impacts and the impacts of non-controlling interests.
Income from discontinued operations attributable to Oasis, net of income tax. Income from discontinued operations attributable to Oasis, net of income tax decreased $112.1 million year over year to $130.6 million during the year ended December 31, 2021 (Successor). The decrease was primarily due to $120.9 million of reorganization items recorded during the period from January 1, 2020 through November 19, 2020 (Predecessor) related to our emergence from bankruptcy, consisting of (i) fresh start accounting adjustments of $92.9 million and (ii) reorganization adjustments of $28.0 million. This decrease was coupled with higher midstream expenses of $68.5 million due to an increase in natural gas purchase costs and higher depreciation expense of $9.5 million, offset by higher midstream revenues of $61.6 million due to an increase in natural gas revenues and higher intercompany eliminations for LOE and GPT of $29.2 million.

Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been cash flows from operations, proceeds from the Permian Basin Sale, the issuance of the Oasis Senior Notes and OMP Senior Notes and proceeds from the OMP Equity Offering. Our primary uses of cash have been for net principal payments under the OMP Credit Facility (defined below), payments for derivative settlements and modifications, acquisition and development of oil and gas properties, interest payments on our long-term debt, dividends paid to our shareholders, payments to repurchase common stock under our share repurchase program and distributions to non-controlling interests. Upon closing of the OMP Merger on February 1, 2022, the OMP Senior Notes (defined below) were assumed by Crestwood and the OMP Credit Facility (defined below) was paid in full by Crestwood. In addition, following the OMP Merger, we will no longer make distributions to non-controlling interests, which represented the minority interest ownership of OMP. Crestwood has historically declared cash distributions to its common unitholders, and we expect to receive cash distributions from Crestwood of approximately $54 million in 2022.
We have announced a plan to return $280 million of capital to shareholders over the next year (approximately $70 million per quarter) through a combination of a base dividend (approximately $45 million), variable dividends and share repurchases. This return of capital plan represents a balanced approach that reflects our strategic goals of exercising capital discipline while delivering both return on and return of capital to shareholders. The Board of Directors has increased the quarterly base dividend by 17% from $0.50 per share of common stock to $0.585 per share of common stock and expects to pay an aggregate base dividend of $11.3 million per quarter during 2022. We expect to return capital proportionately each quarter through 2022. After the end of each quarter, we expect to announce a variable dividend based on $70 million less cash utilized to pay the base dividend and repurchase shares during the prior quarter.
Our cash flows depend on many factors, including the price of crude oil and natural gas and the success of our development and exploration activities as well as future acquisitions. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the change in crude oil and natural gas prices on our production, thereby mitigating our exposure to crude oil and natural gas price declines, but these transactions may also limit our cash flow in periods of rising crude oil and natural gas prices. During 2021, we entered into a series of transactions with derivative counterparties to modify the strike price of certain crude oil swap contracts. We modified the strike price on our 2022 crude oil swap contracts covering total notional volumes of 6,935 MBbls to a NYMEX WTI price of $70.00 per barrel from a weighted average price of $40.89 per barrel. In addition, we modified the strike price on our 2023 crude oil swap contracts covering total notional volumes of 5,110 MBbls to a NYMEX WTI price of $50.00 per barrel from a weighted average price of $43.68 per barrel. As of December 31, 2021, our derivative contracts in place cover 22,495 MBbls of our crude oil production from 2022 through 2023. For additional information on the impact of changing prices and our derivative arrangements on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” as well as “Part I, Item 1A. Risk Factors”.
Our material cash requirements from known obligations include repayment of outstanding principal and interest payment obligations under the Oasis Senior Notes, future obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and payment obligations pursuant to our operating and finance leases. There were no borrowings outstanding under the Oasis Credit Facility (defined below) as of December 31, 2021; however, on a quarterly basis, we pay a commitment fee of 0.5% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
We have contracts which include provisions for the delivery, transport, or purchase of a minimum volume of crude oil, natural gas, NGLs and water within specified time frames, the majority of which are ten years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were approximately $547.7 million as of December 31, 2021. We recorded a liability as of December 31, 2021 on the Consolidated Balance Sheet of $11.9 million related to unfavorable contracts assumed in connection with the Williston Basin Acquisition where we determined it was probable we would not meet the minimum volume commitment. The future commitments related to these contracts are included in the above total estimable future commitments as of December 31, 2021.
We believe we have adequate liquidity to fund our capital expenditures and to meet our obligations during the next 12 months and the foreseeable future. As of December 31, 2021, we had $619.7 million of liquidity available, including $172.1 million in cash and cash equivalents and $447.6 million of aggregate unused borrowing capacity available under the Oasis Credit Facility (defined below).
Oasis Credit Facility. We have a reserves-based credit agreement (the “Oasis Credit Facility”), which has an overall senior secured line of credit of $1,500.0 million, an aggregate amount of elected commitments of $450.0 million and a borrowing base of $900.0 million as of December 31, 2021. The Oasis Credit Facility matures on May 19, 2024.

As of December 31, 2021, we had no borrowings outstanding and $2.4 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing capacity of $447.6 million. As of December 31, 2020, we had $260.0 million and $6.8 million of outstanding letters of credit issued under the Oasis Credit Facility. For the year ended December 31, 2021 (Successor), the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.2%, compared to 3.6% for the period from January 1, 2020 through November 19, 2020 (Predecessor) and 4.6% for the period from November 20, 2020 through December 31, 2020 (Successor).
During the year ended December 31, 2021, the Company entered into various amendments to the Oasis Credit Facility which, among other things, removed a requirement for the Company to enter into hedges covering minimum production volumes, provide for increased flexibility of restricted payments to shareholders, removed a cap on cash netting in the calculation of the leverage ratio if no borrowings are outstanding under the Oasis Credit Facility (other than letters of credit) and otherwise increased the cap on cash netting to $90.0 million and increased the anti-cash hoarding thresholds from $50.0 million to $90.0 million.
We were in compliance with the financial covenants in the Oasis Credit Facility at December 31, 2021. See “Item 8. Financial Statements and Supplementary Data—Note 14—Long-Term Debt” for more information.
Oasis Senior Notes. On June 9, 2021, we issued in a private placement $400.0 million of 6.375% senior unsecured notes due June 1, 2026 (the “Oasis Senior Notes”). The Oasis Senior Notes were issued at par and resulted in net proceeds of $391.6 million. We used the proceeds from the Oasis Senior Notes offering to fund a portion of the Williston Basin Acquisition. Interest is payable semi-annually on June 1 and December 1 of each year. See “Item 8. Financial Statements and Supplementary Data—Note 14—Long-Term Debt” for more information.
OMP Credit Facility. OMP had a senior secured revolving credit facility (the “OMP Credit Facility”) among OMP, as parent, OMP Operating LLC, as borrower, Wells Fargo, as administrative agent and the lenders party thereto. The OMP Credit Facility was paid in full by Crestwood at the closing of the OMP Merger and has been classified as held for sale on the Consolidated Balance Sheets. As of December 31, 2021, OMP had $203.0 million of borrowings and $5.5 million of letters of credit outstanding under the OMP Credit Facility. See “Item 8. Financial Statements and Supplementary Data—Note 6—Discontinued Operations” for more information.
OMP Senior Notes. On March 30, 2021, OMP issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “OMP Senior Notes”). The OMP Senior Notes were issued at par and resulted in net proceeds of $442.1 million. Interest on the OMP Senior Notes is payable semi-annually on April 1 and October 1 of each year. The OMP Senior Notes were assumed by Crestwood at closing of the OMP Merger and have been classified as held for sale on the Consolidated Balance Sheets. See “Item 8. Financial Statements and Supplementary Data—Note 6—Discontinued Operations” for more information.
Cash flows
The Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations. See “Item 8. Financial Statements and Supplementary Data—Note 6—Discontinued Operations” for disclosure of cash flow impacts attributable to discontinued operations.
The following table summarizes our change in cash flows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Net cash provided by operating activities	$914,136	$95,255	$202,936	$892,853
Net cash used in investing activities	(920,769)	(9,881)	(92,403)	(828,756)
Net cash provided by (used in) financing activities	161,190	(85,702)	(109,998)	(66,268)
Net change in cash and cash equivalents	$154,557	$(328)	$535	$(2,171)

Cash flows provided by operating activities
Net cash provided by operating activities increased during the year ended December 31, 2021 (Successor) primarily due to higher oil and gas revenues, coupled with lower interest expense related to the cancellation of the Predecessor senior unsecured notes and lower general and administrative expenses. Refer to “Results of Operations” above for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity prices and production volumes, capital spending to fund our development program and the impact of our outstanding derivative instruments. Excluding the effects of assets held for sale from discontinued operations, we had a working capital surplus of $60.6 million at December 31, 2021, compared to a working capital deficit of $73.8 million at December 31, 2020. Our working capital increased year over year due to increases in cash and cash equivalents and accounts receivable, offset by increases in revenues and production taxes payable, accrued liabilities and current derivative liabilities.
Cash flows used in investing activities
Net cash used in investing activities increased during the year ended December 31, 2021 (Successor) primarily due to an increase in payments for derivative settlements, coupled with payments to modify the terms of outstanding derivative contracts. In addition, we paid total cash consideration (excluding transaction costs) of $585.8 million for the Williston Basin Acquisition. See “Item 8. Financial Statements and Supplementary Data—Note —13—Acquisitions and Divestitures” for more information.
Cash flows provided by (used in) financing activities
Net cash provided by financing activities increased during the year ended December 31, 2021 (Successor) primarily due to the issuance of the Oasis Senior Notes and OMP Senior Notes, partially offset by cash payments for dividends to shareholders and share repurchases.
Capital expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Capital expenditures
E&P	$168,189	$14,839	$194,004	$594,217
Other capital expenditures(1)	2,277	179	7,071	15,760
Total E&P and other capital expenditures	170,466	15,018	201,075	609,977
Acquisitions	586,030	—	—	21,010
Total capital expenditures from continuing operations	756,496	15,018	201,075	630,987
Discontinued operations(2)	49,123	3,054	24,266	212,381
Total capital expenditures(3)	$805,619	$18,072	$225,341	$843,368
__________________
(1)Other capital expenditures includes administrative capital and capitalized interest.
(2)Represents capital expenditures attributable to our midstream assets that were classified as discontinued operations. See “Recent Developments—OMP Merger” for additional information.
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
In 2021, our total E&P and other capital expenditures were $170.5 million, a decrease of 21% as compared to 2020. The decrease was primarily due to a reduction in capital expenditures for drilling and completions in the Permian Basin of $68.8 million due to the divestiture of those assets in June of 2021. This was partially offset by an increase in capital expenditures for drilling and completions in the Williston Basin of $40.0 million due to higher activity compared to 2020 when we temporarily suspended drilling and completions activity. As of December 31, 2021, we had two operated rigs running. In addition, midstream capital expenditures, which have been classified as discontinued operations, increased $21.8 million primarily due to an increase in capital expenditures for gathering infrastructure.
Our planned 2022 E&P capital expenditures are expected to approximate $295 million. We expect to run two operated rigs during 2022 and plan to complete 40 to 42 gross operated wells with an average working interest of approximately 72%.

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
We believe that cash on hand, cash flows from operating activities, including cash settlement receipts or payments under our derivative contracts, and availability under the Oasis Credit Facility should be sufficient to fund our 2022 capital expenditure plan and to meet our future obligations.
Dividends
During 2021, we paid regular cash dividends of $1.625 per share of common stock totaling $32.3 million and a special dividend of $4.00 per share of common stock totaling $80.0 million. On February 9, 2022, we declared a dividend of $0.585 per share of common stock ($2.34 per share annualized) payable on March 4, 2022 to shareholders of record as of February 21, 2022.
We recently announced an updated return of capital plan and expect to pay a base dividend and a variable dividend in 2022. The base dividend is expected to be $11.3 million in aggregate per quarter, and we expect to announce a variable dividend after each quarter based on $70 million less cash utilized to pay the base dividend and repurchase shares during the prior quarter.
Future dividend payments will depend on our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
In March 2021, the Board of Directors authorized a share-repurchase program covering up to $100.0 million of the Company's common stock. During the year ended December 31, 2021, we repurchased 871,018 shares of common stock at a weighted average price of $114.79 per common share for a total cost of $100.0 million.
The Board of Directors has authorized a new $150.0 million share repurchase program, which replaces the $100.0 million share repurchase program that was fully utilized in 2021. The $150.0 million share repurchase program will be in place through the end of 2022 and is part of the Company’s plan to return $280 million of capital to shareholders over the next year.
Tax Benefits Preservation Plan
Upon emergence from bankruptcy in November 2020, the Company experienced an “ownership change” as defined by Section 382 of the Code. Under Section 382 of the Code, the Company’s Tax Benefits are potentially subject to various limitations going forward. However, the Company believes that it qualified for, and as a result, utilized an exception under Section 382(l)(5) of the Code from the limitation that would otherwise be imposed under Section 382 of the Code. In August 2021, the Board of Directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s Tax Benefits. Adopting the Tax Plan reduced the likelihood that changes in the Company’s investor base would limit the Company’s future use of its Tax Benefits. On February 1, 2022, the Company announced the termination of the Tax Plan after the Board of Directors determined the Tax Plan was no longer necessary or desirable for the preservation of the Tax Benefits.
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
•our ability to convey partial mineral ownership to other companies in exchange for their drilling of leases; and
•our evaluation of the continuing successful results from the application of completion technology in the Bakken and Three Forks formations in the Williston Basin by us or by other operators in areas adjacent to or near our unproved properties.

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
Equity-based compensation
We grant various types of equity-based awards, including restricted stock awards, restricted stock units, performance share units, phantom units, and other awards under any long-term incentive plan then in effect to employees and non-employee directors. We determine the compensation expense for share-settled awards based on the grant date fair value, and such expense is recognized ratably over the requisite service period, which is generally the vesting period. Cash-settled awards are classified as liabilities. Compensation expense for cash-settled awards is recognized over the requisite service period and is remeasured at the fair value of such awards at the end of each reporting period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.
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
See “Item 8. Financial Statements and Supplementary Data—Note 17—Equity-Based Compensation” for additional information regarding our equity-based compensation.
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
Non-GAAP Financial Measures
Cash G&A, Cash Interest, Adjusted EBITDA and Adjusted Free Cash Flow are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for G&A expenses, interest expense, net income (loss), or net cash provided by (used in) operating activities or any other measures prepared under GAAP. Because these non-GAAP financial measures exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
Cash G&A
We define Cash G&A as total G&A expenses less G&A expenses attributable to discontinued operations, G&A expenses attributable to shared service allocations to our midstream operations, non-cash equity-based compensation expenses and other non-cash charges. Cash G&A is not a measure of G&A expenses as determined by GAAP. Management believes that the presentation of Cash G&A provides useful additional information to investors and analysts to assess our operating costs in comparison to peers without regard to G&A expenses that were allocated to our midstream operations, equity-based compensation programs and other non-cash items, which can vary substantially from company to company.
The following table presents a reconciliation of the GAAP financial measure of G&A expenses to the non-GAAP financial measure of Cash G&A for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

General and administrative expenses	$84,881	$14,224	$145,294	$123,506
Less: General and administrative expenses attributable to discontinued operations	4,193	(579)	594	(5,089)
General and administrative expenses attributable to continuing operations	80,688	14,803	144,700	128,595
G&A expenses attributable to shared services	(19,443)	(2,569)	(18,881)	(19,648)
Equity-based compensation expenses	(14,663)	—	(29,794)	(32,755)
Other non-cash adjustments	(371)	—	—	—
Cash G&A	$46,211	$12,234	$96,025	$76,192
Cash Interest
We define Cash Interest as interest expense less interest expense attributable to discontinued operations plus capitalized interest less amortization and write-offs of deferred financing costs and debt discounts. Cash Interest is not a measure of interest expense as determined by GAAP. Management believes that the presentation of Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on our debt to finance our E&P activities, excluding non-cash amortization, and our ability to maintain compliance with our debt covenants.

The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measure of Cash Interest for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020(1)	Year Ended December 31, 2019

Interest expense	$67,751	$3,168	$181,484	$176,223
Less: Interest expense attributable to discontinued operations	36,945	1,148	39,648	16,936
Interest expense attributable to continuing operations	30,806	2,020	141,836	159,287
Capitalized interest	2,077	128	6,106	11,270
Amortization of deferred financing costs(2)	(13,727)	(152)	(6,865)	(7,886)
Amortization of debt discount	—	—	(8,317)	(12,164)
Cash Interest	$19,156	$1,996	$132,760	$150,507
___________________
(1)For the period from January 1, 2020 through November 19, 2020 (Predecessor), interest expense and cash interest include a specified default interest charge of $30.3 million attributable to continuing operations. In addition, for the period from January 1, 2020 through November 19, 2020 (Predecessor), interest expense includes a specified default interest charge of $28.0 million attributable to discontinued operations. These specified default interest charges were waived on the Emergence Date.
(2)For the year ended December 31, 2021 (Successor), we incurred a $7.8 million fee to enter into a commitment letter for a senior secured second lien facility. The senior secured second lien facility was terminated prior to being drawn.
Adjusted EBITDA and Adjusted Free Cash Flow
We define Adjusted EBITDA as earnings (loss) before interest expense, income taxes, DD&A, exploration expenses and other similar non-cash or non-recurring charges. We define Adjusted EBITDA from continuing operations as Adjusted EBITDA less Adjusted EBITDA attributable to discontinued operations, plus distributions from OMP. We define Adjusted Free Cash Flow as Adjusted EBITDA from continuing operations less Cash Interest and E&P and other capital expenditures (excluding capitalized interest and acquisition capital).
Adjusted EBITDA and Adjusted Free Cash Flow are not measures of net income (loss) or cash flows as determined by GAAP. Management believes that the presentation of Adjusted EBITDA and Adjusted Free Cash Flow provides useful additional information to investors and analysts for assessing our results of operations, financial performance, ability to generate cash from our business operations without regard to our financing methods or capital structure and our ability to maintain compliance with our debt covenants.
The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Adjusted Free Cash Flow for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Net income (loss) including non-controlling interests	$355,298	$(45,962)	$(3,724,611)	$(90,647)
(Gain) loss on sale of properties	(222,806)	(11)	(10,396)	4,455
Gain on extinguishment of debt	—	—	(83,867)	(4,312)
Net (gain) loss on derivative instruments	589,641	84,615	(233,565)	106,314
Derivative settlements	(270,118)	(76)	224,416	19,098
Interest expense, net of capitalized interest	67,751	3,168	181,484	176,223
Depreciation, depletion and amortization	158,304	16,094	291,115	787,192
Impairment	5	—	4,937,143	10,257
Rig termination	—	—	1,279	384
Exploration expenses	2,760	—	2,748	6,658

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Equity-based compensation expenses	15,476	270	31,315	33,607
Litigation settlement	—	—	22,750	20,000
Reorganization items, net	—	—	(786,831)	—
Income tax benefit	(956)	(3,447)	(262,962)	(32,715)
Other non-cash adjustments	123	468	2,324	3,035
Adjusted EBITDA	695,478	55,119	592,342	1,039,549
Adjusted EBITDA attributable to discontinued operations	(216,540)	(22,309)	(173,457)	(241,226)
Cash distributions from OMP and DevCo Interests	71,781	7,734	123,057	150,388
Adjusted EBITDA from continuing operations	550,719	40,544	541,942	948,711
Cash Interest	(19,156)	(1,996)	(132,760)	(150,507)
E&P and other capital expenditures	(170,466)	(15,018)	(201,075)	(609,977)
Midstream capital expenditures attributable to DevCo Interests	—	(1,173)	(6,147)	(14,353)
Capitalized interest	2,077	128	6,106	11,270
Adjusted Free Cash Flow	$363,174	$22,485	$208,066	$185,144

Net cash provided by operating activities	$914,136	$95,255	$202,936	$892,853
Derivative settlements	(270,118)	(76)	224,416	19,098
Interest expense, net of capitalized interest	67,751	3,168	181,484	176,223
Rig termination	—	—	1,279	384
Exploration expenses	2,760	—	2,748	6,658
Deferred financing costs amortization and other	(12,991)	(6,824)	(41,811)	(27,263)
Current tax (benefit) expense	21	—	(36)	(16)
Changes in working capital	(6,204)	(36,872)	(25,953)	(51,423)
Litigation settlement	—	—	22,750	20,000
Cash paid for reorganization items	—	—	22,205	—
Other non-cash adjustments	123	468	2,324	3,035
Adjusted EBITDA	695,478	55,119	592,342	1,039,549
Adjusted EBITDA attributable to discontinued operations	(216,540)	(22,309)	(173,457)	(241,226)
Cash distributions from OMP and DevCo Interests	71,781	7,734	123,057	150,388
Adjusted EBITDA from continuing operations	550,719	40,544	541,942	948,711
Cash Interest	(19,156)	(1,996)	(132,760)	(150,507)
E&P and other capital expenditures	(170,466)	(15,018)	(201,075)	(609,977)
Midstream capital expenditures attributable to DevCo Interests	—	(1,173)	(6,147)	(14,353)
Capitalized interest	2,077	128	6,106	11,270
Adjusted Free Cash Flow	$363,174	$22,485	$208,066	$185,144

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk, counterparty and customer risk and inflation risk. We address these risks through a program of risk management, including the use of derivative instruments.
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
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, natural gas and NGLs fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, natural gas and NGLs have been volatile, especially over the last several years and these prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a significant portion of our future production. In addition, entering into derivative instruments could limit the benefit we would receive from increases in the prices for crude oil and natural gas. We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on our Consolidated Balance Sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. See “Item 8. Financial Statements and Supplementary Data—Note 11 — Derivative Instruments” and “—Note 10—Fair Value Measurements” for additional information regarding our commodity derivative contracts.
The fair value of our commodity derivative instruments was a net liability of $204.7 million at December 31, 2021. A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $137.6 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $133.0 million, prior to credit risk adjustments.
Interest rate risk. At December 31, 2021, we had $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.375% per annum.
At December 31, 2021, we had no borrowings and $2.4 million of outstanding letters of credit issued under the Oasis Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a London interbank offered rate (“LIBOR”) loan (defined in the Oasis Credit Facility as a Eurodollar loan) or a domestic bank prime interest rate loan (defined in the Oasis Credit Facility as an Alternate Based Rate or “ABR” loan). At December 31, 2021, the outstanding borrowings under the Oasis Credit Facility bore interest at LIBOR (including a 0.25% LIBOR floor) plus a 3.00% margin. The unused borrowing base capacity is subject to a commitment fee of 0.5%.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Oasis Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
LIBOR transition. Amounts drawn under the Oasis Credit Facility bear interest rates in relation to LIBOR. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. The credit agreement governing the Oasis Credit Facility includes customary provisions to provide for replacement of LIBOR with SOFR when LIBOR ceases to be available.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. Our credit losses on joint interest receivables were immaterial in 2021.
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
Impact of Inflation. The impact of inflation has been minor in recent years and generally has not had a material impact on our historical results of operations for the periods presented in this report; however, inflation has become a significant factor in the United States economy and we have recently observed inflationary pressure on our well costs and operating costs. See “Part I, Item 1A.—Risk Factors—Our profitability may be negatively impacted by inflation in the cost of labor, materials and services.”

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	75

Consolidated Balance Sheets at December 31, 2021 and December 31, 2020	78

Consolidated Statements of Operations for the Year Ended December 31, 2021 (Successor), the Period from November 20, 2020 through December 31, 2020 (Successor), the Period from January 1, 2020 through November 19, 2020 (Predecessor) and the Year Ended December 31, 2019 (Predecessor)	80

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2021 (Successor), the Period from November 20, 2020 through December 31, 2020 (Successor), the Period from January 1, 2020 through November 19, 2020 (Predecessor) and the Year Ended December 31, 2019 (Predecessor)	82

Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 (Successor), the Period from November 20, 2020 through December 31, 2020 (Successor), the Period from January 1, 2020 through November 19, 2020 (Predecessor) and the Year Ended December 31, 2019 (Predecessor)	83

Notes to Consolidated Financial Statements

1. Organization and Operations of the Company	85
2. Emergence from Voluntary Reorganization under Chapter 11	85
3. Fresh Start Accounting	86
4. Summary of Significant Accounting Policies	94
5. Oasis Midstream Partners	103
6. Discontinued Operations	104
7. Revenue Recognition	107
8. Inventory	108
9. Additional Balance Sheet Information	109
10. Fair Value Measurements	109
11. Derivative Instruments	111
12. Property, Plant and Equipment	115
13. Acquisitions and Divestitures	116
14. Long-Term Debt	117
15. Asset Retirement Obligations	119
16. Income Taxes	120
17. Equity-Based Compensation	122
18. Stockholders' Equity	125
19. Earnings (Loss) Per Share	126
20. Leases	127
21. Significant Concentrations	129
22. Commitments and Contingencies	130
23. Subsequent Events	131
24. Supplemental Oil and Gas Disclosures — Unaudited	131
25. Supplemental Oil and Gas Reserve Information — Unaudited	132

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oasis Petroleum Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Oasis Petroleum Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2021 and for the period from November 20, 2020 through December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 20, 2020 through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net
As described in Notes 4 and 12 to the consolidated financial statements, the Company’s consolidated proved oil and natural gas properties, net balance was $1.3 billion as of December 31, 2021. Depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2021 was $126.4 million. Oil and natural gas exploration and development activities are accounted for using the successful efforts method. All capitalized well costs and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively, related to the associated field. As disclosed by management, periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil and natural gas prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. The estimates of oil and natural gas reserves have been developed by the Company’s internal petroleum engineers and independent petroleum engineers (collectively “management’s specialists”).
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 24, 2022

We have served as the Company’s auditor since 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oasis Petroleum Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, of changes in stockholders’ equity and of cash flows of Oasis Petroleum Inc. and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2020 through November 19, 2020 and for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2020 through November 19, 2020 and for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 8, 2021, except for the effects of discontinued operations discussed in Note 6 to the consolidated financial statements, as to which the date is February 24, 2022

We have served as the Company’s auditor since 2007.

Oasis Petroleum Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$172,114	$10,709
Restricted cash	—	4,370
Accounts receivable, net	377,202	202,240
Inventory	28,956	21,624
Prepaid expenses	6,016	5,815
Derivative instruments	—	467
Other current assets	1,836	78
Current assets held for sale	1,029,318	26,314
Total current assets	1,615,442	271,617
Property, plant and equipment
Oil and gas properties (successful efforts method)	1,395,837	810,604
Other property and equipment	48,981	51,505
Less: accumulated depreciation, depletion and amortization	(124,386)	(14,284)
Total property, plant and equipment, net	1,320,432	847,825
Derivative instruments	44,865	—
Long-term inventory	17,510	14,522
Operating right-of-use assets	15,782	4,440
Other assets	12,756	18,329
Non-current assets held for sale	—	1,002,304
Total assets	$3,026,787	$2,159,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,136	$2,562
Revenues and production taxes payable	270,306	144,865
Accrued liabilities	150,674	108,142
Accrued interest payable	2,150	620
Derivative instruments	89,447	56,944
Advances from joint interest partners	1,892	2,723
Current operating lease liabilities	7,893	1,662
Other current liabilities	1,046	1,604
Current liabilities held for sale	699,653	22,109
Total current liabilities	1,225,197	341,231
Long-term debt	392,524	260,000
Deferred income taxes	7	984
Asset retirement obligations	57,604	45,532
Derivative instruments	115,282	37,614
Operating lease liabilities	6,724	1,629
Other liabilities	7,876	3,557
Non-current liabilities held for sale	—	455,751

Total liabilities	1,805,214	1,146,298
Commitments and contingencies (Note 22)
Stockholders’ equity
Common stock, $0.01 par value: 60,000,000 shares authorized; 20,147,199 shares issued and 19,276,181 shares outstanding at December 31, 2021 and 20,093,017 shares issued and 20,093,017 shares outstanding at December 31, 2020	200	200
Treasury stock, at cost: 871,018 and no shares at December 31, 2021 and December 31, 2020, respectively	(100,000)	—
Additional paid-in capital	863,010	965,654
Retained earnings (accumulated deficit)	269,690	(49,912)
Oasis share of stockholders’ equity	1,032,900	915,942
Non-controlling interests	188,673	96,797
Total stockholders’ equity	1,221,573	1,012,739
Total liabilities and stockholders’ equity	$3,026,787	$2,159,037

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Revenues
Oil and gas revenues	$1,200,256	$86,145	$601,510	$1,407,809
Purchased oil and gas sales	378,983	20,633	237,111	481,014
Other services revenues	687	215	6,836	41,974
Total revenues	1,579,926	106,993	845,457	1,930,797
Operating expenses
Lease operating expenses	203,933	22,517	160,406	288,690
Other services expenses	47	—	6,658	28,761
Gathering, processing and transportation expenses	122,614	13,198	117,884	174,026
Purchased oil and gas expenses	379,972	20,278	229,056	474,914
Production taxes	76,835	5,938	45,439	112,592
Depreciation, depletion and amortization	126,436	13,789	271,002	771,640
Exploration expenses	2,760	—	2,748	6,658
Rig termination	—	—	1,279	384
Impairment	3	—	4,825,530	10,257
General and administrative expenses	80,688	14,803	144,700	128,595
Litigation settlement	—	—	22,750	20,000
Total operating expenses	993,288	90,523	5,827,452	2,016,517
Gain (loss) on sale of properties	222,806	11	10,396	(4,455)
Operating income (loss)	809,444	16,481	(4,971,599)	(90,175)
Other income (expense)
Net gain (loss) on derivative instruments	(589,641)	(84,615)	233,565	(106,314)
Interest expense, net of capitalized interest	(30,806)	(2,020)	(141,836)	(159,287)
Gain on extinguishment of debt	—	—	83,867	4,312
Reorganization items, net	—	—	665,916	—
Other income (expense)	(1,010)	(401)	1,271	569
Total other income (expense), net	(621,457)	(87,036)	842,783	(260,720)
Income (loss) from continuing operations	187,987	(70,555)	(4,128,816)	(350,895)
Income tax benefit	973	3,447	262,962	32,715
Net income (loss) from continuing operations	188,960	(67,108)	(3,865,854)	(318,180)
Income from discontinued operations attributable to Oasis, net of income tax	130,642	17,196	225,526	189,937
Net income (loss) attributable to Oasis	$319,602	$(49,912)	$(3,640,328)	$(128,243)
Earnings (loss) attributable to Oasis per share:
Basic from continuing operations (Note 19)	$9.55	$(3.36)	$(12.17)	$(1.01)
Basic from discontinued operations (Note 19)	6.60	0.86	0.71	0.60
Basic total	$16.15	$(2.50)	$(11.46)	$(0.41)
Diluted from continuing operations (Note 19)	$9.15	$(3.36)	$(12.17)	$(1.01)
Diluted from discontinued operations (Note 19)	6.33	0.86	0.71	0.60
Diluted total	$15.48	$(2.50)	$(11.46)	$(0.41)
Weighted average shares outstanding:

Basic (Note 19)	19,792	19,991	317,644	315,002
Diluted (Note 19)	20,648	19,991	317,644	315,002
The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Attributable to Oasis							Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-controlling Interests
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2018 (Predecessor)	318,377	$3,157	2,092	$(29,025)	$3,077,755	$682,689	$184,304	$3,918,880
Equity-based compensation	3,729	32	—	—	34,982	—	378	35,392
Distributions to non-controlling interest owners	—	—	—	—	—	—	(21,270)	(21,270)
Treasury stock - tax withholdings	(875)	—	875	(4,856)	—	—	—	(4,856)
Other	—	—	—	—	(353)	—	(65)	(418)
Net income (loss)	—	—	—	—	—	(128,243)	37,596	(90,647)
Balance as of December 31, 2019 (Predecessor)	321,231	3,189	2,967	(33,881)	3,112,384	554,446	200,943	3,837,081
Cumulative-effect adjustment for adoption of ASU 2016-13	—	—	—	—	—	(410)	—	(410)
Equity-based compensation	1,080	44	—	—	31,454	—	236	31,734
Distributions to non-controlling interest owners	—	—	—	—	—	—	(24,080)	(24,080)
Equity component of senior unsecured convertible notes, net	—	—	—	—	(337)	—	—	(337)
Treasury stock - tax withholdings	(2,010)	—	2,010	(2,756)	—	—	—	(2,756)
Net loss	—	—	—	—	—	(3,640,328)	(84,283)	(3,724,611)
Cancellation of Predecessor equity	(320,301)	(3,233)	(4,977)	36,637	(3,143,501)	3,086,292	—	(23,805)
Issuance of Successor common stock	20,000	200	—	—	941,610	—	—	941,810
Issuance of Successor warrants	—	—	—	—	23,805	—	—	23,805
Balance as of November 19, 2020 (Predecessor)	20,000	$200	—	$—	$965,415	$—	$92,816	$1,058,431

Balance as of November 20, 2020 (Successor)	20,000	$200	—	$—	$965,415	$—	$92,816	$1,058,431
Equity-based compensation	93	—	—	—	239	—	31	270
Net income (loss)	—	—	—	—	—	(49,912)	3,950	(45,962)
Balance as of December 31, 2020 (Successor)	20,093	200	—	—	965,654	(49,912)	96,797	1,012,739
Equity-based compensation	3	—	—	—	14,685	—	791	15,476
Dividends to shareholders	—	—	—	—	(116,852)	—	—	(116,852)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(28,720)	(28,720)
Issuance of OMP common units, net of offering costs	—	—	—	—	—	—	86,467	86,467
Midstream Simplification (Note 5)	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(5,675)	—	—	(5,675)
Warrants exercised	51	—	—	—	2,840	—	—	2,840
Repurchase of common stock	(871)	—	871	(100,000)	—	—	—	(100,000)
Net income	—	—	—	—	—	319,602	35,696	355,298
Balance as of December 31, 2021 (Successor)	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Cash flows from operating activities:
Net income (loss) including non-controlling interests	$355,298	$(45,962)	$(3,724,611)	$(90,647)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	158,304	16,094	291,115	787,192
Gain on extinguishment of debt	—	—	(83,867)	(4,312)
(Gain) loss on sale of properties	(222,806)	(11)	(10,396)	4,455
Impairment	5	—	4,937,143	10,257
Deferred income taxes	(977)	(3,447)	(262,926)	(32,699)
Derivative instruments	589,641	84,615	(233,565)	106,314
Equity-based compensation expenses	15,476	270	31,315	33,607
Non-cash reorganization items, net	—	—	(809,036)	—
Deferred financing costs amortization and other	12,992	6,824	41,811	27,263
Working capital and other changes:
Change in accounts receivable, net	(184,605)	68,322	96,436	13,729
Change in inventory	2,168	1,902	(4,005)	(5,893)
Change in prepaid expenses	5,605	(2,976)	1,674	325
Change in accounts payable, interest payable and accrued liabilities	184,517	(24,573)	(62,694)	53,051
Change in other assets and liabilities, net	(1,482)	(5,803)	(5,458)	(9,789)
Net cash provided by operating activities	914,136	95,255	202,936	892,853
Cash flows from investing activities:
Capital expenditures	(212,820)	(9,805)	(332,007)	(869,221)
Acquisitions	(590,097)	—	—	(21,009)
Proceeds from sale of properties	376,081	—	15,188	42,376
Costs related to sale of properties	(2,926)	—	—	—
Derivative settlements	(270,118)	(76)	224,416	19,098
Derivative modifications	(220,889)	—	—	—
Net cash used in investing activities	(920,769)	(9,881)	(92,403)	(828,756)
Cash flows from financing activities:
Proceeds from revolving credit facilities	399,500	29,000	686,189	1,982,000
Principal payments on revolving credit facilities	(906,500)	(114,500)	(686,189)	(1,972,500)
Repurchase of senior unsecured notes	—	—	(68,060)	(45,790)
Proceeds from issuance of senior unsecured notes	850,000	—	—	—
Deferred financing costs	(22,251)	—	(7,260)	(1,052)
Debtor-in-possession credit facility fees	—	—	(5,853)	—
Proceeds from issuance of OMP common units, net of offering costs	86,467	—	—	—
Common control transaction costs	(5,675)	—	—	—
Purchases of treasury stock	(100,000)	—	(2,756)	(4,856)
Dividends paid	(111,905)	—	—	—

Distributions to non-controlling interests	(28,720)	—	(24,080)	(21,270)
Payments on finance lease liabilities	(1,161)	(202)	(1,989)	(2,382)
Proceeds from warrants exercised	1,435	—	—	—
Other	—	—	—	(418)
Net cash provided by (used in) financing activities	161,190	(85,702)	(109,998)	(66,268)
Increase (decrease) in cash, cash equivalents and restricted cash	154,557	(328)	535	(2,171)
Cash, cash equivalents and restricted cash:
Beginning of period	20,226	20,554	20,019	22,190
End of period	$174,783	$20,226	$20,554	$20,019
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$41,603	$2,411	$152,416	$155,833
Cash paid for income taxes	20,000	1	109	111
Cash received for income tax refunds	—	28	282	146
Cash paid for reorganization items	—	—	22,205	—
Supplemental non-cash transactions:
Change in accrued capital expenditures	$8,304	$7,938	$(107,725)	$(82,414)
Change in asset retirement obligations	14,724	377	(10,268)	4,917
Note receivable from divestiture	2,900	—	—	—
Contingent consideration (Permian Basin Sale)	32,860	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Oasis Petroleum Inc.
Notes to Consolidated Financial Statements
1. Organization and Operations of the Company
Oasis Petroleum Inc. (together with its consolidated subsidiaries, “Oasis” or the “Company”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets. Oasis Petroleum North America LLC (“OPNA”) conducts the Company’s E&P activities and owns its oil and gas properties located in the North Dakota and Montana regions of the Williston Basin.
As of December 31, 2021, the Company owned approximately 70% of the outstanding limited partner units of Oasis Midstream Partners LP (“OMP”). On February 1, 2022, the Company completed the OMP Merger (defined in Note 5—Oasis Midstream Partners), which qualified for reporting as a discontinued operation. See Note 5—Oasis Midstream Partners and Note 6—Discontinued Operations for additional information.
2. Emergence from Voluntary Reorganization under Chapter 11
Due to the volatile market environment that drove a severe downturn in crude oil and natural gas prices in early 2020, as well as the unprecedented impact of the novel coronavirus 2019 (“COVID-19”) pandemic, the Company evaluated strategic alternatives to reduce its debt, increase financial flexibility and position the Company for long-term success. On September 30, 2020 (the “Petition Date”), Oasis Petroleum Inc. and its affiliates Oasis Petroleum LLC (“OP LLC”), OPNA, Oasis Well Services LLC (“OWS”), Oasis Petroleum Marketing LLC, OP Permian LLC, OMS Holdings LLC, Oasis Midstream Services LLC (“OMS”) and OMP GP LLC (“OMP GP”) (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On November 10, 2020, the Bankruptcy Court confirmed the Joint Prepackaged Chapter 11 Plan of Reorganization of Oasis Petroleum Inc. and its Debtor Affiliates (the “Plan”), and on November 19, 2020 (the “Emergence Date”), the Debtors implemented the Plan and emerged from the Chapter 11 Cases. OMP and its subsidiaries, OMP Operating LLC (“OMP Operating”), Bighorn DevCo LLC (“Bighorn DevCo”), Bobcat DevCo LLC (“Bobcat DevCo”), Beartooth DevCo LLC (“Beartooth DevCo”) and Panther DevCo LLC (“Panther DevCo”), were not included in the Chapter 11 Cases.
At the Emergence Date, the Company adopted fresh start accounting in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes (see Note 3—Fresh Start Accounting). As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements prior to that date. References to “Successor” relate to the reorganized Company’s financial position and results of operations as of and subsequent to the Emergence Date. References to “Predecessor” relate to the Company’s financial position prior to, and results of operations through and including, the Emergence Date.
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
In accordance with the Plan, the following significant transactions occurred on the Emergence Date:
•Shares of the Predecessor’s common stock outstanding immediately prior to the Emergence Date were cancelled, and on the Emergence Date, the Company issued (i) 20,000,000 shares of the Successor’s common stock pro rata to holders of the Predecessor’s senior unsecured notes and (ii) 1,621,622 warrants (the “Warrants”) pro rata to holders of the Predecessor’s common stock.
•All outstanding obligations under the following notes (collectively, the “Predecessor Notes”) issued by the Predecessor were cancelled: (i) 6.50% senior unsecured notes due 2021; (ii) 6.875% senior unsecured notes due 2022; (iii) 6.875% senior unsecured notes due 2023; (iv) 6.250% senior unsecured notes due 2026; and (v) 2.625% senior unsecured convertible notes due 2023.
•Oasis Petroleum Inc., as parent, OPNA, as borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent, issuing bank and swingline lender, and the lenders party thereto entered into a reserves-based credit agreement (the “Oasis Credit Facility”).
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
•Mirada Claims (as defined in the Plan) were treated in accordance with the Settlement and Mutual Release Agreement dated September 28, 2020 (the “Mirada Settlement Agreement”) with Mirada Energy, LLC and certain related parties (collectively, “Mirada”). See Note 22—Commitments and Contingencies.
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
3. Fresh Start Accounting
On the Emergence Date, the Company was required to adopt fresh start accounting in accordance with ASC 852 as (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Joint Prepackaged Chapter 11 Plan of Reorganization of Oasis Petroleum Inc. and its Debtor Affiliates (the “Plan”) of $2.2 billion was less than the total of post-petition liabilities and allowed claims of $3.2 billion. Refer to Note 2—Emergence from Voluntary Reorganization under Chapter 11 for the terms of the Plan.
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
Reorganization value is derived from an estimate of enterprise value, or the fair value of the Company’s interest-bearing debt and stockholders’ equity. As set forth in the Plan and related disclosure statement approved by the Bankruptcy Court, the enterprise value of the Successor was estimated to be between $1.3 billion and $1.7 billion. The enterprise value was prepared using reserve information, development schedules, other financial information and financial projections, and applying standard valuation techniques, including risked net asset value analysis, discounted cash flow analysis, public comparable company analysis and precedent transactions analysis. On the Emergence Date, the Company estimated the enterprise value to be $1.3 billion based on the estimates and assumptions used in determining the enterprise value coupled with consideration of the indicated enterprise value implied by the trading value of the Company’s Notes prior to the Emergence Date, as the reorganized Successor’s equity would be issued to the holders of the Notes under the Plan.
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
The Company’s midstream business segment was primarily operated through OMP, which has been classified as a discontinued operation (see Note 6—Discontinued Operations). OMP’s enterprise value as of the Emergence Date was determined using the market approach based on a volume weighted average price calculation for OMP’s outstanding limited partner units. The

Company estimated the fair value of its retained interests as of the Emergence Date in Bobcat DevCo and Beartooth DevCo of 64.7% and 30%, respectively, using an income approach, which was based on the anticipated future cash flows associated with the respective DevCos and discounted using a weighted average cost of capital discount rate of 13%.
The midstream segment’s tangible assets primarily consisted of pipelines, natural gas processing plants, compressor stations, produced water gathering lines and disposal wells, tanks, other facilities and equipment and rights of way. The estimated fair value of these midstream assets was determined using a cost approach, based on current replacement costs of the assets less depreciation based on the estimated useful lives of the assets and ages of the assets. Economic and functional obsolescence were also considered and applied in the form of inutility and excess capital costs. The midstream segment’s identifiable intangible assets included third-party customer contracts and its interest in OMP GP. The Company determined the estimated fair value of customer contracts based on the excess earnings method of the income approach, which consists of estimating the incremental after-tax cash flows attributable to the intangible assets only. The Company estimated the fair value of its interest as of the Emergence Date in OMP GP using a combination of an income approach and market approach.
The excess reorganization value over the fair value of identified tangible and intangible assets was attributable to the midstream segment and recorded as goodwill, which has been classified as held for sale on the Consolidated Balance Sheets as of December 31, 2021 and 2020.
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
(3)Reflects Successor equity issued in accordance with the Plan, including 20,000,000 shares of common stock and 1,621,622 warrants (the “Warrants”).

The following table reconciles the Company’s enterprise value to the estimated reorganization value as of the Emergence Date:

November 19, 2020

(In thousands)
Enterprise value	$1,300,000
Plus: Fair value of OMP Credit Facility held for sale(1)	455,500
Plus: Fair value of non-controlling interests	92,816
Plus: Cash(2)	5,615
Plus: Current liabilities	266,796
Plus: Asset retirement obligations (non-current portion)	45,161
Plus: Other non-current liabilities	28,086
Plus: Current liabilities held for sale	38,796
Plus: Non-current liabilities held for sale	5,221
Reorganization value of Successor assets	$2,237,991
_________________
(1)    Enterprise value includes the value of the Company’s interests in OMP and OMP GP, which is net of debt under the OMP Credit Facility, and as such, the fair value of the OMP Credit Facility is considered in the reconciliation of enterprise value to the reorganization value of the Successor’s assets.
(2)     Cash excludes $4.5 million of cash attributable to OMP and includes $1.4 million that was initially classified as restricted cash as of November 19, 2020 but subsequently released from escrow and returned to the Successor. A total of $10.4 million of restricted cash as of November 19, 2020 was used to pay professional fees and is not included in the table above.
Reorganization value and enterprise value were estimated using numerous projections and assumptions that are inherently subject to significant uncertainties and resolution of contingencies that are beyond the Company’s control. Accordingly, the estimates included in this report are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized.
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

	As of November 19, 2020
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$69,558	$(65,317)	(a)	$—		$4,241
Restricted cash	—	11,800	(b)	—		11,800
Accounts receivable, net	234,413	—		—		234,413
Inventory	19,867	—		2,102	(q)	21,969
Prepaid expenses	8,085	(4,325)	(c)	—		3,760
Derivative instruments	728	—		—		728
Other current assets	104	—		—		104
Current assets held for sale	62,070	—		—		62,070
Total current assets	394,825	(57,842)		2,102		339,085
Property, plant and equipment
Oil and gas properties (successful efforts method)	9,301,065	—		(8,505,818)	(r)	795,247
Other property and equipment	105,410	—		(60,411)	(r)	44,999

Less: accumulated depreciation, depletion, amortization and impairment	(8,332,534)	—		8,332,534	(r)	—
Total property, plant and equipment, net	1,073,941	—		(233,695)		840,246
Derivative instruments	47	—		—		47
Long-term inventory	12,526	—		(292)	(q)	12,234
Operating right-of-use assets	11,509	—		(797)	(s)	10,712
Other assets	19,876	7,017	(d)	(8,139)	(t)	18,754
Non-current assets held for sale	921,031	—		95,882	(u)	1,016,913
Total assets	$2,433,755	$(50,825)		$(144,939)		$2,237,991
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$(291)	$21,809	(e)	$—		$21,518
Revenues and production taxes payable	129,031	—		—		129,031
Accrued liabilities	46,561	57,470	(f)	1,885	(v)	105,916
Current maturities of long-term debt	360,640	(360,640)	(g)	—		—
Accrued interest payable	32,538	(32,496)	(h)	—		42
Derivative instruments	4,902	49	(i)	18	(w)	4,969
Advances from joint interest partners	170	2,555	(i)	—		2,725
Current operating lease liabilities	109	924	(i)	(76)	(s)	957
Other current liabilities	(102)	1,774	(i)	(34)	(s)	1,638
Current liabilities held for sale	66,810	(28,014)	(j)	—		38,796
Total current liabilities	640,368	(336,569)		1,793		305,592
Long-term debt	—	340,000	(k)	—		340,000
Deferred income taxes	1,097	9,746	(l)	(6,412)	(x)	4,431
Asset retirement obligations	283	57,306	(i)	(12,428)	(v)	45,161
Derivative instruments	5,316	—		41	(w)	5,357
Operating lease liabilities	72	15,462	(i)	(740)	(s)	14,794
Other liabilities	80	3,456	(i)	(32)	(s)	3,504
Liabilities subject to compromise	2,051,294	(2,051,294)	(m)	—		—
Non-current liabilities held for sale	461,859	—		(1,138)	(y)	460,721
Total liabilities	3,160,369	(1,961,893)		(18,916)		1,179,560
Commitments and contingencies
Stockholders’ equity (deficit)
Predecessor common stock	3,233	(3,233)	(n)	—		—
Successor common stock	—	200	(o)	—		200
Predecessor treasury stock, at cost	(36,637)	36,637	(n)	—		—
Predecessor additional paid-in capital	3,131,446	(3,131,446)	(n)	—		—
Successor additional paid-in capital	—	965,415	(o)	—		965,415
Retained earnings (accumulated deficit)	(3,995,209)	4,034,401	(p)	(39,192)	(z)	—
Oasis share of stockholders’ equity (deficit)	(897,167)	1,901,974		(39,192)		965,615
Non-controlling interests	170,553	9,094	(p)	(86,831)	(z)	92,816
Total stockholders’ equity (deficit)	(726,614)	1,911,068		(126,023)		1,058,431
Total liabilities and stockholders’ equity (deficit)	$2,433,755	$(50,825)		$(144,939)		$2,237,991

Reorganization Adjustments
(a)The table below reflects the uses of cash on the Emergence Date from the implementation of the Plan:

(In thousands)
Payment of Oasis Credit Facility principal(1)	$20,640
Payment pursuant to the Mirada Settlement Agreement	20,000
Funding of the professional fees escrow account	11,800
Payment of Oasis Credit Facility fees	6,900
Payment of professional fees	3,766
Payment of DIP Credit Facility accrued interest and fees	1,375
Payment of Predecessor Credit Facility accrued interest and fees	836
Total uses of cash	$65,317
_________________
(1)On the Emergence Date, the principal amounts under the Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”) and the Amended and Restated Credit Agreement (as amended prior to the Emergence Date, the “Predecessor Credit Facility”) of $300.0 million and $60.6 million, respectively, were converted to principal amounts of revolving loans under the Oasis Credit Facility in accordance with the Plan.
(b)Reflects the funding of an escrow account for professional fees associated with the Chapter 11 Cases, as required by the Plan.
(c)Reflects the remaining unamortized amount of prepaid cash incentives under the 2020 Incentive Compensation Program (as defined in Note 17—Equity-Based Compensation), which vested on the Emergence Date as a result of implementing the Plan, and was recorded in general and administrative expenses.
(d)Represents $7.3 million of fees related to the Oasis Credit Facility paid or accrued on the Emergence Date, which were capitalized as deferred financing costs and are being amortized to interest expense through the maturity date of May 19, 2024, offset by approximately $0.2 million of deferred financing costs related to the Predecessor Credit Facility, which were eliminated with a corresponding charge to reorganization items, net.
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
(h)Reflects the write-off of Specified Default Interest of $30.3 million which was waived on the Emergence Date, and the payment of accrued interest for the DIP Credit Facility and Predecessor Credit Facility of $1.4 million and $0.8 million, respectively, on the Emergence Date.
(i)Reflects the reinstatement of obligations that were classified as liabilities subject to compromise.
(j)Reflects the write-off of Specified Default Interest of $28.0 million related to the OMP Credit Facility that was waived on the Emergence Date.
(k)Reflects borrowings drawn under the Oasis Credit Facility on the Emergence Date, consisting of principal amounts that were converted from principal amounts under the DIP Credit Facility and the Predecessor Credit Facility of $300.0 million and $60.6 million, respectively, in accordance with the Plan, partially offset by a principal repayment amount of $20.6 million.

(l)Reflects an increase in the deferred tax liability recorded as a result of an ownership change under Section 382 (as defined in Note 17—Income Taxes).
(m)On the Emergence Date, liabilities subject to compromise were settled in accordance with the Plan as follows:

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
(n)Reflects the cancellation of the Predecessor’s accumulated deficit, common stock and treasury stock and changes in the Predecessor’s additional paid-in capital as follows:

(In thousands)
Cancellation of accumulated deficit	$(3,086,292)
Cancellation of common stock	3,233
Cancellation of treasury stock	(36,637)
Equity-based compensation for vesting of awards classified as equity	12,055
Issuance of Warrants to Predecessor common stockholders	(23,805)
Net impact to Predecessor additional paid-in capital	$(3,131,446)
(o)Reflects the distribution of Successor equity instruments in accordance with the Plan, including the issuance of 20,000,000 shares of common stock at a par value of $0.01 per share and 1,621,622 Warrants. The fair value of the Warrants was estimated at $14.68 per Warrant using a Black-Scholes model.

(In thousands)
Common stock to Notes holders	$941,810
Warrants to Predecessor common stockholders	23,805
Total fair value of Successor equity	$965,615

(p)The table below reflects the cumulative impact of the reorganization adjustments discussed above:

(In thousands)
Gain on settlement of liabilities subject to compromise	$934,284
Write-off of Specified Default Interest	30,285
Gain on debt discharge	964,569
Professional fees incurred on the Emergence Date	(7,869)
Write-off of Predecessor Credit Facility deferred financing costs	(243)
Total reorganization items from reorganization adjustments	956,457
Equity-based compensation expense for vesting of awards on Emergence Date	(13,197)
Vesting of prepaid cash incentive compensation	(4,325)
Income from reorganization adjustments from continuing operations before income taxes	938,935
Income tax expense	(9,746)
Net income from reorganization adjustments from continuing operations	$929,189

Gain on debt discharge from discontinued operations	28,014
Less: Net income from reorganization adjustments attributable to non-controlling interests	(9,094)
Net income from reorganization adjustments from discontinued operations	$18,920

Net income from reorganization adjustments attributable to Oasis	$948,109
Cancellation of accumulated deficit	3,086,292
Net impact to Predecessor retained earnings (accumulated deficit)	$4,034,401
Fresh Start Adjustments
(q)Reflects fair value adjustments to the Company’s crude oil inventory, equipment inventory, and long-term linefill inventory of $1.6 million, $0.5 million and $(0.3) million, respectively, based on market prices as of the Emergence Date. Crude oil prices were estimated using NYMEX West Texas Intermediate crude oil index prices (“NYMEX WTI”) based on the estimated timing of liquidation and adjusted for quality and location differentials.
(r)Reflects adjustments to present the Company's proved oil and gas properties, unproved acreage and other property and equipment at their estimated fair values based on the valuation methodology discussed above as well as the elimination of accumulated depreciation, depletion, amortization and impairment. The following table summarizes the components of property, plant and equipment as of the Emergence Date:

	Fair Value	Historical Book Value

	(In thousands)
Proved oil and gas properties	$755,247	$9,126,507
Less: Accumulated depreciation, depletion, amortization and impairment	—	(8,259,334)
Proved oil and gas properties, net	755,247	867,173
Unproved oil and gas properties	40,000	174,558
Other property and equipment	44,999	105,410
Less: Accumulated depreciation and impairment	—	(73,200)
Other property and equipment, net	44,999	32,210
Total property, plant and equipment, net	$840,246	$1,073,941
(s)Reflects adjustments required to present operating lease right-of-use assets and operating and finance lease liabilities at fair value. The Company's remaining lease obligations were remeasured using incremental borrowing rates applicable to the Company as of the Emergence Date and commensurate with the Successor's capital structure. The incremental borrowing rates ranged from 3.06% to 6.58% based on the tenor of the leases. Finance lease liabilities are included in other current liabilities and other liabilities on the Company’s Consolidated Balance Sheet.

(t)Reflects adjustments to eliminate certain deferred costs determined to have no fair value, including electrical infrastructure costs of $8.1 million and a $0.1 million adjustment to present finance lease right-of-use assets at fair value.
(u)Reflects the adjustments to non-current assets held for sale as follows:

(In thousands)
Proved oil and gas properties	$44,533
Other property and equipment	(312,657)
Accumulated depreciation and impairment	247,162
Goodwill	70,534
Interest in OMP GP	28,000
Customer contracts	15,000
Equipment inventory	705
Deferred financing costs related to the OMP Credit Facility	(1,515)
Non-current assets held for sale from discontinued operations, net	91,762
Non-current assets held for sale from continuing operations	4,120
Total non-current assets held for sale, net	$95,882
_________________
(1)Represents the adjustment to certain assets from continuing operations held for sale as of the Emergence Date for the sales price agreed upon with the buyer, less estimated costs to sell.
(v)Reflects the adjustment to present the Company's asset retirement obligations (“ARO”) at fair value using assumptions as of the Emergence Date, including an inflation factor of 2% and an estimated 30-year credit-adjusted risk-free rate of 8.5%.
(w)Reflects the fair value adjustment to the Company’s derivative instruments using the Company’s estimated credit-adjusted risk-free rate as of the Emergence Date of 5.12%.
(x)Reflects the adjustment to deferred income taxes to reflect the change in the financial reporting basis of assets as a result of the adoption of fresh start accounting.
(y)Reflects the adjustment to present ARO from discontinued operations at fair value.
(z)The table below reflects the cumulative impact of the fresh start adjustments discussed above:

(In thousands)
Loss on revaluation adjustments from continuing operations	$(225,336)
Income tax benefit	6,412
Net loss from fresh start adjustments from continuing operations	$(218,924)

Gain on revaluation adjustments from discontinued operations	$92,901
Less: Net loss from fresh start adjustments attributable to non-controlling interests	86,831
Net gain from fresh start adjustments from discontinued operations	$179,732

Net loss from fresh start adjustments attributable to Oasis	$(39,192)

Reorganization Items, Net
Any expenses, gains and losses that were realized or incurred between the Petition Date and the Emergence Date and as a direct result of the Chapter 11 Cases and the implementation of the Plan were recorded in reorganization items, net in the Company’s Consolidated Statement of Operations for the period from January 1, 2020 through November 19, 2020 (Predecessor). The following table summarizes the components of reorganization items, net:

(In thousands)
Continuing operations:
Gain on debt discharge	$964,569
Loss on revaluation adjustments	(225,336)
Write-off of unamortized debt discount	(38,373)
Professional fees	(16,352)
Write-off of unamortized deferred financing costs	(12,739)
DIP Credit Facility fees	(5,853)
Total reorganization items from continuing operations, net	$665,916

Discontinued operations:
Gain on debt discharge	$28,014
Gain on revaluation adjustments	92,901
Total reorganization items from discontinued operations	$120,915

4. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Consolidation. The Company’s financial statements include the accounts of Oasis, the accounts of its wholly-owned subsidiaries and the accounts of OMP and its general partner, OMP GP. All intercompany balances and transactions have been eliminated upon consolidation.
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
Discontinued Operations
The OMP Merger (defined in Note 5—Oasis Midstream Partners) represented a strategic shift for the Company and qualified for reporting as a discontinued operation in accordance with FASB ASC 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). Accordingly, the results of operations of OMP were classified as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2021 (Successor), and the assets and liabilities of OMP were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2021. Prior periods have been recast so that the basis of presentation is consistent with that of the 2021 consolidated financial statements. The Consolidated Statements of Cash Flows were not required to be reclassified for discontinued operations for any period. See Note 6—Discontinued Operations.
Business Segments
As of December 31, 2021, the Company had two business segments related to E&P and midstream operations. The Company’s midstream segment was classified as a discontinued operation in connection with the OMP Merger and is no longer presented as a separate reporting segment in accordance with ASC 280, Segment Reporting.
Following the OMP Merger, the Company has one reportable business segment related to its E&P operations that is engaged in the acquisition and development of oil and gas properties. Revenues from the E&P segment are primarily derived from the sale of crude oil and natural gas production.

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
Risks and Uncertainties
As a crude oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been volatile and there can be no assurance that crude oil and natural gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows and quantities of crude oil and natural gas reserves that may be economically produced.
Cash Equivalents and Restricted Cash
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value or cost which approximates fair value due to the short-term maturity of these investments. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents. The Company may maintain balances of cash and cash equivalents in excess of amounts that are federally insured by the Federal Deposit Insurance Corporation. The Company invests with financial institutions that it believes are creditworthy and has not experienced any material losses in such accounts.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2021	2020

Cash and cash equivalents	$172,114	$10,709
Restricted cash	—	4,370
Cash and cash equivalents classified as held for sale	2,669	5,147
Total cash, cash equivalents and restricted cash	$174,783	$20,226
Restricted cash as of December 31, 2020 consisted of funds in an escrow account for professional fees associated with the Chapter 11 Cases.
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

In the first quarter of 2020, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The Company’s exposure to credit losses is primarily related to its joint interest and crude oil and natural gas sales receivables. In accordance with ASU 2016-13, the Company estimates expected credit losses on its accounts receivable at each reporting date, which may result in earlier recognition of credit losses than under previous GAAP. These estimates are based on historical data, current and future economic and market conditions to determine expected collectability. To date, the Company’s credit losses on joint interest and crude oil and natural gas sales receivables have been immaterial. The Company continually monitors the creditworthiness of its counterparties by reviewing credit ratings, financial statements and payment history. The adoption of ASU 2016-13 was applied using a modified retrospective approach by recognizing a cumulative-effect adjustment to retained earnings (accumulated deficit) of $0.4 million in the first quarter of 2020 to increase its allowance for expected credit losses, and prior periods were not retrospectively adjusted. The adoption of ASU 2016-13 did not result in a material impact to the Company’s financial position, cash flows or results of operations (see Note 9— Additional Balance Sheet Information).
Inventory
The Company’s inventory includes equipment and materials and crude oil inventory. Equipment and materials consist primarily of well equipment, tanks and tubular goods to be used in the Company’s exploration and production activities. Crude oil inventory includes crude oil in tanks and linefill. Linefill that represents the minimum volume of product in a pipeline system that enables the system to operate is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Crude oil and NGL linefill in third-party pipelines that is not expected to be withdrawn within one year is included in long-term inventory on the Company’s Consolidated Balance Sheets (see Note 8—Inventory).
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
•its ability to convey partial mineral ownership to other companies in exchange for their drilling of leases; and
•its evaluation of the continuing successful results from the application of completion technology in the Bakken and Three Forks formations in the Williston Basin by the Company or by other operators in areas adjacent to or near the Company’s unproved properties.
For sales of entire working interests in unproved properties, a gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. For the year ended December 31, 2021 (Successor), the Company capitalized interest costs of $2.1 million. For the period from November 20, 2020 through December 31, 2020 (Successor) and the period from January 1, 2020 through November 19, 2020 (Predecessor), the Company capitalized interest costs of $0.1 million and $6.4 million, respectively. For the year ended December 31, 2019 (Predecessor), the Company capitalized interest costs of $12.0 million. Capitalized interest costs are amortized over the life of the related assets.
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
Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Beginning of period	$—	$—	$—	$4,457
Exploratory well cost additions (pending determination of proved reserves)	—	—	—	—
Exploratory well cost reclassifications (successful determination of proved reserves)	—	—	—	(4,222)
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	—	—	—	(235)
Exploratory well cost reclassifications (canceled wells written off to predrill write-off)	1	—	—	—
End of period	$1	$—	$—	$—
As of December 31, 2021, the Company had no exploratory well costs that were capitalized for a period of greater than one year after the completion of drilling.
Assets Held for Sale
The Company occasionally markets non-core oil and gas properties and other property and equipment. At the end of each reporting period, the Company evaluates the properties being marketed to determine whether any should be reclassified as held for sale. The held for sale criteria include: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. If each of these criteria is met, the property is reclassified as held for sale on the Company’s Consolidated Balance Sheets and measured at the lower of their carrying amount or estimated fair value less costs to sell. Fair values are estimated using accepted valuation techniques, such as a discounted cash flow model, valuations performed by third parties, earnings multiples, indicative bids or indicative market pricing, when available. Management considers historical experience and all available information at the time the estimates are made; however, the fair value that is ultimately realized upon the sale of the assets to be divested may differ from the estimated fair values reflected in the consolidated financial statements. DD&A expense is not recorded on assets to be divested once they are classified as held for sale.
Deferred Financing Costs
The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the Company’s Consolidated Statements of Operations. Deferred financing costs related to the Oasis Credit Facility are included in other assets on the Company’s Consolidated Balance Sheets, while deferred financing costs related to the Oasis Senior Notes are included as a reduction of long-term debt on the Company’s Consolidated Balance Sheets.
Asset Retirement Obligations
In accordance with the FASB’s authoritative guidance on ARO, the Company records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred and can be reasonably estimated with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties and produced water disposal wells, this is the period in which the well is drilled or acquired. The ARO represents the estimated amount the Company will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable state laws. The liability is accreted to its present value each period, and the capitalized costs are amortized using the unit-of-production method. The accretion expense is recorded as a component of DD&A in the Company’s Consolidated Statements of Operations.
The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs, as further discussed in Note 10—Fair Value Measurements. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Enhanced disclosures in accordance with ASC 606 have been provided in Note 7—Revenue Recognition.
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
Other services revenues result from equipment rentals, and also included revenues for well completion services and product sales prior to the Company transitioning its well fracturing services from Oasis Well Services LLC (“OWS”) to a third-party provider during the first quarter of 2020 (the “Well Services Exit”). Other services revenues are recognized when services have been performed or related volumes or products have been delivered. Substantially all of the Company’s other services revenues are from services provided to its operated wells. The revenues related to work performed for the Company’s ownership interests are eliminated in consolidation, and only the revenues related to non-affiliated interest owners and other third-party customers are included in the Company’s Consolidated Statements of Operations.
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
The Company adopted ASC 842 as of January 1, 2019 using the modified retrospective method. There was no impact to the opening equity balance as a result of adoption as the difference between the asset and liability balance is attributable to reclassifications of pre-existing balances, such as deferred rent, into the lease asset balance. Prior period amounts were not adjusted and continue to be reported in accordance with the previous guidance, Accounting Standards Codification 840 (“ASC 840”).
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
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The Company has determined their respective incremental borrowing rates based upon the rate of interest that would have been paid on a collateralized basis over similar tenors to that of the leases. See Note 20—Leases for the disclosures required by ASC 842.
Fair Value Measurement
In the first quarter of 2020, the Company adopted Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which improves the effectiveness of the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 did not result in a material impact to the Company’s financial position, cash flows or results of operations. See Note 10 — Fair Value Measurements for disclosures in accordance with ASU 2018-03.
Concentrations of Market and Credit Risk
The future results of the Company’s E&P operations will be affected by the market prices of crude oil, natural gas and NGLs. The availability of a ready market for crude oil and natural gas products in the future will depend on numerous factors beyond the Company’s control, including weather, imports, marketing of competitive fuels, proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of crude oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty. Commodity prices have been volatile in recent years. Due to a combination of the impacts of the COVID-19 pandemic and geopolitical pressures on the global supply and demand balance for crude oil and related products, commodity prices sharply declined in early 2020, which adversely affected the Company’s business, operating results and liquidity. A substantial or extended decline in the price of crude oil could have a further material adverse effect on the Company’s financial position, cash flows and results of operations.
The Company’s receivables include amounts due from purchasers of its crude oil and natural gas production and amounts due from joint interest partners for their respective portions of operating expenses and exploration and development costs. While certain of these customers and joint interest partners are affected by periodic downturns in the economy in general or in their specific segment of the crude oil or natural gas industry, including the current commodity price environment, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations over the long term.
The Company manages and controls market and counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk. Financial instruments, which potentially subject the Company to credit risk, consist principally of temporary cash balances and derivative financial instruments. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. The Company has not experienced any significant losses from such investments. The Company attempts to limit the amount of credit exposure to any one financial institution or company. The Company believes the credit quality of its customers is generally high. In the normal course of business, letters of credit or parent guarantees are required for counterparties which management perceives to have a higher credit risk.
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil and natural gas prices. As of December 31, 2021, the Company utilized fixed price swaps to reduce the volatility of crude oil prices on a portion of its future expected crude oil production (see Note 11—Derivative Instruments).
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
Derivative financial instruments that hedge the price of crude oil and natural gas are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. At December 31, 2021, the Company had derivatives in place with eight counterparties which are all lenders under the Oasis Credit Facility. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from the counterparties to its commodity derivative contracts. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.
The Company’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Oasis Credit Facility. As of December 31, 2021, the Company was in compliance with these requirements.
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

Equity-Based Compensation
The Board of Directors adopted the Oasis Petroleum Inc. 2020 Long Term Incentive Plan (the “2020 LTIP”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, other stock-based awards, cash awards, performance awards or any combination of the foregoing. Upon adopting the 2020 LTIP, 2,402,402 shares of common stock were reserved for grants of awards.
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
The fair values of awards are determined based on the type of award and may utilize market prices on the date of grant (for service-based equity awards) or at the end of the reporting period (for liability-classified awards), Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of award. A Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment (see Note 17—Equity-Based Compensation for more information).
Any excess tax benefit arising from the Company’s equity-based compensation plan is recognized as a credit to income tax expense or benefit in the Company’s Consolidated Statements of Operations.
Treasury Stock
Treasury stock represents shares of common stock repurchased under the Company’s share repurchase program and shares withheld by the Company equivalent to the payroll tax withholding obligations due from employees upon the vesting of restricted stock awards.
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
The Company also accounts for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any uncertain tax positions outstanding and, as such, did not record a liability as of December 31, 2021 or 2020. All deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current on the Company’s Consolidated Balance Sheets.
In the fourth quarter of 2020, the Company adopted Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and calculating income taxes in interim periods, among other changes. The adoption of ASU 2019-12 did not result in a material impact to the Company’s financial position, cash flows or result of operations.
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
5. Oasis Midstream Partners
OMP is a gathering and processing master limited partnership formed by the Company to own, develop, operate and acquire a diversified portfolio of midstream assets in North America. OMP’s assets are located in the Williston and Permian Basins. As of December 31, 2021, the Company owned approximately 70% of OMP’s outstanding limited partner units.
OMP Merger
On October 25, 2021, OMP and OMP GP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”), Project Falcon Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood, Project Phantom Merger Sub LLC, a Delaware limited liability company and direct wholly-owned subsidiary of Crestwood, and, solely for the purposes of Section 2.1(a)(i) of the Merger Agreement, Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”).
Pursuant to the Merger Agreement, the Company agreed to sell to Crestwood its entire ownership of OMP common units and all of the limited liability company interests of OMP GP in exchange for $160.0 million in cash and approximately 21 million common units of Crestwood (the “OMP Merger”). The OMP Merger was unanimously approved by the Board of Directors of both Oasis and Crestwood and was also unanimously approved by the Board of Directors and Conflicts Committee of OMP GP.
In addition, the Company and Crestwood executed a director nomination agreement pursuant to which Oasis appointed two directors to the Board of Directors of Crestwood GP. In accordance with the director nomination agreement, and for so long as Oasis and its affiliates own at least 15% of Crestwood’s issued and outstanding common units, Oasis may designate two directors to the Board of Directors of Crestwood GP. Oasis may designate one director if Oasis and its affiliates hold at least 10% (but less than 15%) of Crestwood’s issued and outstanding common units.
On February 1, 2022, the OMP Merger was completed and the Company received $160.0 million in cash and approximately 21 million common units of Crestwood in exchange for the Company’s ownership of OMP common units and all of the limited liability company interests of OMP GP. The Company owns approximately 21.7% of Crestwood’s issued and outstanding common units and is Crestwood’s largest single customer. The OMP Merger represents a strategic shift for the Company and qualified for reporting as a discontinued operation. See Note 6—Discontinued Operations.
Contractual arrangements
The Company had previously entered into several long-term, fee-based contractual arrangements with OMP for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services; (ii) crude oil gathering, terminaling and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater distribution services. These contracts were assigned to Crestwood upon completion of the OMP Merger, and the Company will depend on Crestwood for a large portion of its midstream services.
In addition, the Company provided substantial labor and overhead support to OMP pursuant to a services and secondment agreement. The Company had also seconded to OMP certain of its employees to operate, construct, manage and maintain its assets. The expenses of executive officers and non-executive employees were allocated to OMP based on the amount of time spent managing its business and operations. In connection with the closing of OMP Merger, certain employees of the Company were transferred to Crestwood. In addition, the Company and Crestwood entered into a transition services agreement pursuant to which Oasis will provide customary transition services to Crestwood for a limited duration in exchange for a monthly service fee.
Midstream Simplification
On March 30, 2021, the Company completed the transactions contemplated by a contribution and simplification agreement (the “Contribution and Simplification Agreement”), dated as of March 22, 2021.
Pursuant to the Contribution and Simplification Agreement, among other things, (a) the Company contributed to OMP its remaining limited liability company interests in Bobcat DevCo and Beartooth DevCo of 64.7% and 30.0%, respectively, in exchange for total consideration of approximately $512.5 million composed of (x) a cash distribution of $231.5 million and (y) 12,949,644 common units representing limited partner interests in OMP, (b) OMP’s incentive distribution rights were cancelled and converted into 1,850,356 OMP common units (the “IDR Conversion Common Units”), and (c) OMP GP distributed the

IDR Conversion Common Units on a pro rata basis to holders of its Class A units and Class B units, such that following such distribution, Oasis, through its wholly-owned subsidiary OMS Holdings LLC (“OMS Holdings”), is the sole member of OMP GP (the foregoing clauses (a), (b) and (c), the “Midstream Simplification”). The effective date of the Midstream Simplification was January 1, 2021.
6. Discontinued Operations
The OMP Merger represents a strategic shift for the Company and qualifies as a discontinued operation in accordance with ASC 205-20.
As of October 25, 2021, the operating results of OMP were classified as discontinued operations on the Company’s Consolidated Statements of Operations. The Company will have continuing involvement with Crestwood following the completion of the OMP Merger for midstream services pursuant to contractual arrangements between the Company and OMP that were assigned to Crestwood at closing. Intercompany transactions between Oasis and OMP have historically been eliminated in consolidation within lease operating expenses and gathering, processing and transportation expenses for operated properties and within oil and gas revenues for non-operated properties. In addition, the intercompany purchase and sale of residue gas and NGLs between the Company and OMP has historically been eliminated in consolidation within midstream revenues and midstream expenses. The Company has reclassified these transactions to purchased oil and gas expenses and purchased oil and gas sales, respectively, to reflect their continuing impact.

Consolidated Statements of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger are as follows for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	November 20, 2020 through December 31, 2020	January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Revenues
Oil and gas revenues	$1,013	$297	$2,075	$962
Purchased oil and gas sales (1)	(131,369)	(13,406)	(50,744)	(72,223)
Midstream revenues	254,228	26,031	166,631	212,208
Total revenues	123,872	12,922	117,962	140,947
Operating expenses
Lease operating expenses (1)	(62,142)	(4,676)	(42,034)	(65,306)
Midstream expenses	122,040	10,572	42,987	62,146
Gathering, processing and transportation expenses (1)	(49,795)	(4,074)	(31,988)	(45,220)
Purchased oil and gas expenses (1)	(125,709)	(12,921)	(43,163)	(65,734)
Depreciation, depletion and amortization	31,868	2,305	20,113	15,552
Impairment	2	—	111,613	—
General and administrative expenses (1)	4,193	(579)	594	(5,089)
Total operating expenses	(79,543)	(9,373)	58,122	(103,651)
Operating income	203,415	22,295	59,840	244,598
Other income (expense)
Interest expense, net of capitalized interest	(36,945)	(1,148)	(39,648)	(16,936)
Reorganization items	—	—	120,915	—
Other income (expense)	(115)	(1)	136	(129)
Total other income (expense), net	(37,060)	(1,149)	81,403	(17,065)
Income from discontinued operations before income taxes	166,355	21,146	141,243	227,533
Income tax expense	(17)	—	—	—
Income from discontinued operations, net of income tax	166,338	21,146	141,243	227,533
Net income (loss) attributable to non-controlling interests	35,696	3,950	(84,283)	37,596
Income from discontinued operations attributable to Oasis, net of income tax	$130,642	$17,196	$225,526	$189,937
__________________
(1)Includes discontinued intercompany eliminations.

Consolidated Balance Sheets
The carrying amounts of the major classes of assets and liabilities related to the OMP Merger are as follows for the periods presented (in thousands):

	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$2,669	$5,147
Accounts receivable, net	6,509	4,299
Inventory	8,541	12,305
Prepaid expenses	456	3,914
Other current assets	—	649
Total current assets of discontinued operations	18,175	26,314
Property, plant and equipment
Oil and gas properties (successful efforts method)(1)	(3,207)	(276)
Other property and equipment	933,667	884,445
Less: accumulated depreciation, depletion and amortization	(32,102)	(3,207)
Total property, plant and equipment, net	898,358	880,962
Operating right-of-use assets	671	1,643
Intangible assets	40,277	43,000
Goodwill	70,534	70,534
Other assets	1,303	665
Total non-current assets of discontinued operations	1,011,143	996,804
Total assets of discontinued operations	$1,029,318	$1,023,118

LIABILITIES
Current liabilities
Accounts payable	$43	$680
Revenues and production taxes payable	1,635	1,632
Accrued liabilities	36,183	18,142
Accrued interest payable	9,296	360
Current operating lease liabilities	733	945
Other current liabilities	564	350
Total current liabilities of discontinued operations	48,454	22,109
Long-term debt	644,078	450,000
Asset retirement obligations	904	831
Operating lease liabilities	—	733
Other liabilities	6,217	4,187
Total non-current liabilities of discontinued operations	651,199	455,751
Total liabilities of discontinued operations	$699,653	$477,860
___________________________
(1) Includes discontinued intercompany eliminations.
Consolidated Statements of Cash Flows
Depreciation, depletion and amortization contained in “Cash flows from operating activities” from discontinued operations was $31.9 million for the year ended December 31, 2021 (Successor), $2.3 million for the period from November 20, 2020 through

December 31, 2020 (Successor), $20.1 million for the period from January 1, 2020 through November 19, 2020 (Predecessor) and $15.6 million for the year ended December 31, 2019 (Predecessor). Capital expenditures contained in “Cash flows used in investing activities” that were attributable to discontinued operations were $38.5 million for the year ended December 31, 2021 (Successor), $2.5 million for the period from November 20, 2020 through December 31, 2020 (Successor), $54.8 million for the period from January 1, 2020 through November 19, 2020 (Predecessor) and $222.2 million for the year ended December 31, 2019 (Predecessor). There were no significant non-cash activities from discontinued operations for the periods presented.
7. Revenue Recognition
The Company’s revenues are derived from contracts for crude oil, natural gas and NGL sales and other services, as described below. Generally, for the crude oil, natural gas, and NGL contracts: (i) each unit (barrel (“Bbl”), Mcf, gallon, etc.) of commodity product is a separate performance obligation, as the Company’s promise is to sell multiple distinct units of commodity product at a point in time; (ii) the transaction price principally consists of variable consideration, which amount is determinable each month end based on the Company’s right to invoice at month end for the value of commodity product sold to the customer that month; and (iii) the transaction price is allocated to each performance obligation based on the commodity product’s standalone selling price and recognized as revenue upon delivery of the commodity product, which is the point in time when the customer obtains control of the commodity product and the Company’s performance obligation is satisfied. The sales of crude oil, natural gas and NGLs as presented on the Company’s Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling crude oil, natural gas and NGLs on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of crude oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. The Company’s contracts with customers typically require payments for crude oil, natural gas and NGL sales within 30 days following the calendar month of delivery.
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
Revenues associated with contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Crude oil revenues	$910,381	$69,075	$522,812	$1,261,413
Purchased crude oil sales	247,252	6,861	181,320	401,584
Natural gas and NGL revenues	289,875	17,070	78,698	146,396
Purchased natural gas sales	131,731	13,772	55,791	79,430
Other services revenues	687	215	6,836	41,974
Total revenues	$1,579,926	$106,993	$845,457	$1,930,797
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
8. Inventory
The following table sets forth the Company’s inventory:

	December 31,
	2021	2020

	(In thousands)
Inventory
Equipment and materials	$12,175	$12,798
Crude oil inventory	16,781	8,826
Total inventory	$28,956	$21,624

Long-term inventory
Linefill in third-party pipelines	$17,510	$14,522
Long-term inventory	$17,510	$14,522

Total	$46,466	$36,146

9. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
	2021	2020

	(In thousands)
Accounts receivable, net
Trade accounts	$309,756	$159,862
Joint interest accounts	40,890	31,920
Other accounts	28,270	10,564
Total	378,916	202,346
Allowance for credit losses	(1,714)	(106)
Total accounts receivable, net	$377,202	$202,240

Revenues and production taxes payable
Revenue suspense	$103,693	$66,602
Royalties payable	147,932	65,412
Production taxes payable	18,681	12,851
Total revenue and production taxes payable	$270,306	$144,865

Accrued liabilities
Accrued capital costs	$33,085	$36,051
Accrued lease operating expenses	29,478	18,635
Accrued oil and gas purchases	35,211	8,967
Accrued general and administrative expenses	13,270	35,471
Other accrued liabilities	39,630	9,018
Total accrued liabilities	$150,674	$108,142

10. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO (see Note 15—Asset Retirement Obligations) and proved oil and gas properties upon impairment (see Note 12—Property, Plant and Equipment), at fair value on a non-recurring basis.
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
The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments (see Note 11)	$—	$55	$—	$55
Total assets	$—	$55	$—	$55
Liabilities:
Commodity derivative instruments (see Note 11)	$—	$204,729	$—	$204,729
Total liabilities	$—	$204,729	$—	$204,729

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments (see Note 11)	$—	$467	$—	$467
Total assets	$—	$467	$—	$467
Liabilities:
Commodity derivative instruments (see Note 11)	$—	$94,558	$—	$94,558
Total liabilities	$—	$94,558	$—	$94,558
The Level 2 instruments presented in the tables above consist of commodity derivative instruments (see Note 11—Derivative Instruments). The fair values of the Company’s commodity derivative instruments are based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are commodity prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in commodity forward price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability by $5.3 million at December 31, 2021 and an adjustment to reduce the fair value of its net derivative liability by $4.3 million at December 31, 2020.
Permian Basin Sale Contingent Consideration. The fair value of the Permian Basin Sale Contingent Consideration (defined in Note 11— Derivative Instruments) was determined by a third-party valuation specialist as of the close date and at the end of each reporting period using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs include NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data.

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
Williston Basin Acquisition. The Company recognized the assets acquired in the Williston Basin Acquisition at cost on a relative fair value basis (see Note 13—Acquisitions and Divestitures). Fair value was determined using a discounted cash flow model. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of October 21, 2021 for five years, escalating 2% per year thereafter. The estimated future cash flows also included a 2% inflation factor applied to the future operating and development costs after five years and every year thereafter. The estimated future cash flows were discounted at a market-based weighted average cost of capital of 11%.
2020 Impairments. As a result of the significant decline in expected future commodity prices in the first quarter of 2020, the Company reviewed its properties for impairment as of March 31, 2020. The underlying future commodity prices included in the Company’s estimated future cash flows of its proved oil and gas properties were determined using NYMEX forward strip prices as of March 31, 2020 for five years, escalating 2.5% per year thereafter. The estimated future cash flows also included a 2.5% inflation factor applied to the future operating and development costs after five years and every year thereafter. The estimated future cash flows for the Company’s proved oil and gas properties and midstream assets were discounted at market-based weighted average costs of capital of 12.7% and 10.4%, respectively (see Note 12—Property, Plant and Equipment).
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
11. Derivative Instruments
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
All derivative instruments are recorded on the Company’s Consolidated Balance Sheets as either assets or liabilities measured at their fair value (see Note 10—Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense)

section of the Company’s Consolidated Statements of Operations as a net gain or loss on derivative instruments. The Company’s cash flow is only impacted when cash settlements on matured, modified or liquidated derivative contracts result in making a payment to or receiving a payment from a counterparty. Cash settlements are reflected as investing activities in the Company’s Consolidated Statements of Cash Flows.
2021 derivative contract modifications. During 2021, the Company entered into a series of transactions with derivative counterparties to modify the swap price of certain commodity derivative contracts. The Company modified the strike price of its 2022 crude oil swap contracts to $70.00 per barrel from a weighted average price of $40.89 per barrel and its 2023 crude oil swap contracts to $50.00 per barrel from a weighted average price of $43.68 per barrel. The commodity contracts modified included total notional volumes of 6,935 MBbl which settle in 2022 and 5,110 MBbl which settle in 2023. The Company paid $220.9 million to modify these commodity derivative contracts, which is reflected as a cash outflow from investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2021 (Successor).
2020 liquidations. In June 2020, following a decrease in crude oil commodity prices and the related increase in the fair value of derivative assets, the Company liquidated a portion of its crude oil three-way costless collar contracts prior to the expiration of their contractual maturities, resulting in cash proceeds of $25.3 million, which are reflected as investing activities in the Company’s Consolidated Statement of Cash Flows during the Predecessor period from January 1, 2020 through November 19, 2020.
On September 15, 2020, the Company entered into a Direction Letter and Specified Swap Liquidation Agreement (the “Letter Agreement”), which, among other things, amended its Predecessor Credit Facility. Pursuant to the Letter Agreement, beginning on September 15, 2020 and ending on the earlier of (1) October 15, 2020 and (2) the occurrence of an event of default under the Predecessor Credit Facility, the Company was required to use commercially reasonable efforts with respect to each of its swap agreements, to either (x) terminate such swap agreement or (y) reset such swap agreement to current market terms in existence at the time of such reset in exchange for a lump-sum cash payment substantially similar to the payment it would have received in respect of a termination of such swap agreement (each a “Specified Swap Liquidation”). The Letter Agreement also contained an agreement by the Company to apply the proceeds of any such Specified Swap Liquidation to prepayment of its loans under the Predecessor Credit Facility. Each Specified Swap Liquidation reduced the borrowing base and the aggregate elected commitment amounts under the Predecessor Credit Facility by an amount equal to any prepayment of the loans using the proceeds of such Specified Swap Liquidation (see Note 14—Long-Term Debt). During the period from September 15, 2020 through the Petition Date of the Chapter 11 Cases, which constituted an event of default under the Predecessor Credit Facility, the Company liquidated its outstanding swap agreements and received cash proceeds of $37.4 million for Specified Swap Liquidations, which are reflected as investing activities in the Company’s Consolidated Statement of Cash Flows during the Predecessor period from January 1, 2020 through November 19, 2020.
Minimum hedging requirements. In order to secure exit financing upon emerging from the Chapter 11 Cases, the Oasis Credit Facility included certain conditions that were required before closing, including minimum hedge volumes and prices. OPNA, as borrower, was required to enter into hedges covering minimum hedge volumes of (i) 10,303 MBbl for the first year after the closing date, (ii) 6,761 MBbl for the second year after the closing date and (iii) 4,945 MBbl for the third year after the closing date; provided that, two-thirds of such hedging shall be entered into on the closing date of the Oasis Credit Facility, with the remainder to be entered into 30 days after the closing date. The target pricing for the hedges shall not be less than (i) $43.04 per barrel for the first year after the closing date, (ii) $43.94 per barrel for the second year after the closing date and (iii) $44.79 per barrel for the third year after the closing date. On December 22, 2021, the Company entered into the Sixth Amendment to Credit Agreement to, among other things, remove the minimum hedging requirements under the Oasis Credit Facility.

At December 31, 2021, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices			Fair Value Assets (Liabilities)
					Fixed Price Swaps	Floor	Ceiling
								(In thousands)
Crude oil	2021	Two-way collar	248,000	Bbl		$51.25	$68.24	$(855)
Crude oil	2021	Fixed price swaps	899,000	Bbl	$42.09			(26,606)
Crude oil	2022	Two-way collar	4,551,000	Bbl		$49.40	$66.53	(41,719)
Crude oil	2022	Fixed price swaps	6,346,000	Bbl	$70.00			(15,753)
Crude oil	2023	Two-way collar	4,380,000	Bbl		$45.42	$65.05	(33,415)
Crude oil	2023	Fixed price swaps	5,265,000	Bbl	$52.24			(73,650)
Crude oil	2024	Two-way collar	372,000	Bbl		$45.00	$64.88	(2,269)
Crude oil	2024	Fixed price swaps	434,000	Bbl	$50.00			(5,892)
Natural gas	2021	Fixed price swaps	930,000	MMBtu	$2.82			(1,121)
Natural gas	2022	Fixed price swaps	4,500,000	MMBtu	$2.82			(3,394)
								$(204,674)
Permian Basin Sale Contingent Consideration. Pursuant to the Primary Permian Basin Sale PSA (defined in Note 13 – Acquisitions and Divestitures), the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The Company determined that the Permian Basin Sale Contingent Consideration was an embedded derivative in accordance with the FASB ASC 815, Derivatives and Hedging. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The fair value of the Permian Basin Sale Contingent Consideration was estimated to be $32.9 million as of the close date on June 29, 2021. The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded to net gain (loss) on derivative instruments on the Consolidated Statements of Operations. As of December 31, 2021, the estimated fair value of the Permian Basin Sale Contingent Consideration was $44.8 million, which was classified as a non-current derivative asset on the Consolidated Balance Sheet.
The following table summarizes the location and amounts of gains and losses from the Company’s commodity derivative instruments recorded in the Company’s Consolidated Statements of Operations for the periods presented (in thousands):

		Successor		Predecessor
		Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019
Derivative Instrument	Statement of Operations Location

Commodity derivative instrument	Net gain (loss) on derivative instruments	$(601,591)	$(84,615)	$233,565	$(106,314)
Contingent consideration	Net gain (loss) on derivative instruments	11,950	—	—	—
Contingent consideration	Gain on sale of properties	32,860	—	—	—
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

The following tables summarize the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheets:

		December 31, 2021
Derivative Instrument	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Contingent consideration	Derivative instruments — non-current assets	$44,810	$—	$44,810
Commodity contracts	Derivative instruments — non-current assets	55	—	55
Total derivatives assets		$44,865	$—	$44,865
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$96,172	$(6,725)	$89,447
Commodity contracts	Derivative instruments — non-current liabilities	133,655	(18,373)	115,282
Total derivatives liabilities		$229,827	$(25,098)	$204,729

		December 31, 2020
Derivative Instrument	Balance Sheet Location	Gross Recognized Assets/Liabilities	Gross Amount Offset	Net Recognized Fair Value Assets/Liabilities

		(In thousands)
Derivatives assets:
Commodity contracts	Derivative instruments — current assets	$467	$—	$467
Commodity contracts	Derivative instruments — non-current assets	—	—	—
Total derivatives assets		$467	$—	$467
Derivatives liabilities:
Commodity contracts	Derivative instruments — current liabilities	$59,262	$(2,318)	$56,944
Commodity contracts	Derivative instruments — non-current liabilities	38,426	(812)	37,614
Total derivatives liabilities		$97,688	$(3,130)	$94,558

12. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2021	2020

	(In thousands)
Proved oil and gas properties	$1,393,836	$770,393
Less: Accumulated depreciation, depletion, amortization and impairment	(107,277)	(12,403)
Proved oil and gas properties, net	1,286,559	757,990
Unproved oil and gas properties	2,001	40,211
Other property and equipment	48,981	51,505
Less: Accumulated depreciation and impairment	(17,109)	(1,881)
Other property and equipment, net	31,872	49,624
Total property, plant and equipment, net	$1,320,432	$847,825
Impairment
The Company reviews its property, plant and equipment for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. If events occur that indicate an asset group may not be recoverable, the asset group is tested for recoverability. The Company determined no impairment indicators existed for its asset groups as of December 31, 2021 or December 31, 2020.
Proved oil and gas properties. The Company estimates the expected undiscounted future cash flows of its proved oil and gas properties by field and then compares such amount to the carrying amount of the proved oil and gas properties in the applicable field to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company adjusts the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs, as further discussed under Note 10—Fair Value Measurements.
In the first quarter of 2020, as a result of the significant decline in expected future commodity prices coupled with the Company’s liquidity concerns, and the resulting decrease in its estimated proved reserves, the Company reviewed its proved oil and gas properties in both the Williston Basin and the Permian Basin for impairment. During the period from January 1, 2020 through November 19, 2020 (Predecessor), the Company recorded impairment charges of $4.4 billion, including $3.8 billion related to the Williston Basin and $637.3 million related to the Permian Basin, to reduce the carrying values of its proved oil and gas properties to their estimated fair values. For the year ended December 31, 2021 (Successor), the period from November 20, 2020 through December 31, 2020 (Successor) and the year ended December 31, 2019 (Predecessor), the Company did not record impairment of proved oil and gas properties.
Unproved oil and gas properties. The Company assessed its unproved oil and gas properties for impairment and recorded impairment charges on its unproved oil and gas properties of $401.1 million for the period from January 1, 2020 through November 19, 2020 (Predecessor), and $5.4 million for the year ended December 31, 2019 (Predecessor) as a result of expiring leases, periodic assessments and drilling plan uncertainty on certain acreage of unproved properties. For the year ended December 31, 2021 (Successor) and the period from November 20, 2020 through December 31, 2020 (Successor), the Company did not record impairment of unproved oil and gas properties.
Other property and equipment. The Company reviews its other property and equipment for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. Due to the significant decline in expected future commodity prices during the first quarter of 2020, the Company and other crude oil and natural gas producers changed their development plans, which resulted in lower forecasted throughput volumes for the Company’s midstream assets. As a result, the Company reviewed its midstream assets, grouped by commodity for each basin, for impairment as of March 31, 2020. The carrying amounts exceeded the estimated undiscounted future cash flows for certain midstream asset groups in the Williston Basin and the Permian Basin, and as a result, the Company recorded impairment charges of $108.3 million during the period from January 1, 2020 through November 19, 2020 (Predecessor) to reduce the carrying values of these midstream assets to their estimated fair values. In addition, during the period from January 1, 2020 through November 19, 2020 (Predecessor), the Company recorded impairment charge of $1.6 million on certain midstream equipment, including a right-of-use asset associated with mechanical refrigeration units leased at the Company’s natural gas processing complex in the Williston Basin. These amounts were recorded as a component of income from discontinued operations, net of income tax in the Company’s Consolidated Statements of Operations. No impairment charges were recorded on the Company’s midstream assets for the years ended December 31, 2021 (Successor) or December 31, 2019 (Predecessor).
13. Acquisitions and Divestitures
Acquisitions
Williston Basin Acquisition. On October 21, 2021, the Company completed the acquisition of approximately 95,000 net acres in the Williston Basin, effective April 1, 2021, from QEP Energy Company (“QEP”), a wholly-owned subsidiary of Diamondback Energy Inc., for total cash consideration of $585.8 million (the “Williston Basin Acquisition”). The Company paid a deposit to QEP of $74.5 million on May 3, 2021 and $511.3 million at closing on October 21, 2021. The Company funded the Williston Basin Acquisition with cash on hand, including proceeds from the Permian Basin Sale (defined below) and the Oasis Senior Notes (defined in Note 14 – Long-Term Debt).
The Williston Basin Acquisition was accounted for as an asset acquisition under FASB ASC 805, Business Combinations (“ASC 805”), since substantially all of the fair value of the assets acquired related to proved oil and gas properties. The Company applied the cost accumulation model under ASC 805, and as such, recognized the assets acquired in the Williston Basin Acquisition at cost, including transaction costs, on a relative fair value basis. There were no material deferred income taxes from the Williston Basin Acquisition, as the tax basis of the assets acquired and liabilities assumed was equal to the book basis at closing.
Divestitures
Permian Basin Sale. On May 20, 2021, Oasis Petroleum Permian LLC (“OP Permian”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Primary Permian Basin Sale PSA”) with Percussion Petroleum Operating II, LLC (“Percussion”). Pursuant to the Primary Permian Basin Sale PSA, OP Permian agreed to sell to Percussion its remaining upstream assets in the Texas region of the Permian Basin with an effective date of March 1, 2021, for an aggregate purchase price of $450.0 million (the “Primary Permian Basin Sale”). The aggregate purchase price consists of $375.0 million cash at closing and up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60.00 per barrel for such year. The Company determined the Permian Basin Sale Contingent Consideration was an embedded derivative. See Note 11—Derivative Instruments.
On June 29, 2021, the Company completed the Primary Permian Basin Sale and received cash proceeds of $342.3 million. In addition to the Primary Permian Basin Sale, the Company divested certain wellbore interests in the Texas region of the Permian Basin to separate buyers in the second quarter of 2021 and received cash proceeds of $30.0 million (the “Additional Permian Basin Sale” and together with the Primary Permian Basin Sale, the “Permian Basin Sale”).
During the year ended December 31, 2021 (Successor), the Company recorded income before income taxes related to the Permian Basin Sale assets of $262.5 million, which included a gain on sale of properties of $221.6 million. During the period from January 1, 2020 through November 19, 2020 (Predecessor), the Company recorded a loss before income taxes related to the Permian Basin Sale assets of $1,105.8 million, and during the period from November 20, 2020 through December 31, 2020 (Successor), the Company recorded income before income taxes related to the Permian Basin Sale assets of $7.3 million. During the year ended December 31, 2019 (Predecessor), the Company recorded income before income taxes related to the Permian Basin Sale assets of $23.3 million.
The Company accounted for revenues and expenses related to the Permian Basin Sale assets as income from continuing operations in the Consolidated Statements of Operations because the Permian Basin Sale did not cause a strategic shift for the Company and as a result, did not qualify as discontinued operations under ASC 205-20. The Permian Basin Sale assets were in the Company’s E&P segment.
Other. On March 22, 2021, the Company completed the sale of certain well services equipment and inventory in connection with its 2020 exit from the well services business for total consideration of $5.5 million, comprised of cash proceeds of $2.6 million and a $2.9 million 6.6% promissory note due within one year, which is included in other current assets in the Consolidated Balance Sheet.
The Predecessor sold certain oil and gas properties through various transactions and recognized a net gain on sale of properties of $11.1 million and a net loss on sale of properties of $0.4 million during the period from January 1, 2020 through November 19, 2020 and the year ended December 31, 2019, respectively.

14. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,
	2021	2020

	(In thousands)
Oasis Credit Facility	$—	$260,000
Oasis Senior Notes	400,000	—
Less: unamortized deferred financing costs on Oasis Senior Notes	(7,476)	—
Total long-term debt, net	$392,524	$260,000
The carrying amount of the Company’s long-term debt reported in the Consolidated Balance Sheets at December 31, 2021 is $392.5 million, which includes $400.0 million of senior unsecured notes and no borrowings under the Oasis Credit Facility. The fair value of the Oasis Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $419.0 million at December 31, 2021. The Oasis Credit Facility matures in 2024 and the Oasis Senior Notes mature in 2026. The Company does not have any other debt maturities within the five years ending December 31, 2026.
Oasis Credit Facility
The Company has the Oasis Credit Facility, which has a maturity date of May 19, 2024. As of December 31, 2021, the Oasis Credit Facility has an overall senior secured line of credit of $1,500.0 million, a borrowing base of $900.0 million and an aggregate amount of elected commitments of $450.0 million. The Oasis Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year, with one interim “wildcard” redetermination available to each of the Company and the administrative agent between scheduled redeterminations during any 12-month period. The next scheduled redetermination will be on or around April 1, 2022.
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
Borrowings under the Oasis Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a LIBOR loan (defined in the Oasis Credit Facility as a Eurodollar loan) or a domestic bank prime interest rate loan (defined in the Oasis Credit Facility as an Alternate Based Rate or “ABR” loan). As of December 31, 2021, any outstanding Eurodollar and ABR loans would have borne their respective interest rates plus the applicable margin indicated in the following table:

Total Commitment Utilization Percentage	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans
Less than 25%	3.00%	2.00%
Greater than or equal to 25% but less than 50%	3.25%	2.25%
Greater than or equal to 50% but less than 75%	3.50%	2.50%
Greater than or equal to 75% but less than 90%	3.75%	2.75%
Greater than or equal to 90%	4.00%	3.00%
A loan may be repaid at any time before the scheduled maturity of the Oasis Credit Facility upon the Company providing advance notification to the lenders. Interest is paid quarterly on ABR loans based on the number of days an ABR loan is outstanding as of the last business day in March, June, September and December. The Company has the option to convert an ABR loan to a Eurodollar loan upon providing advance notification to the lenders. The minimum available loan term is one month and the maximum available loan term is six months for Eurodollar loans (or 12 months with the consent of each leader). Interest for Eurodollar loan is paid at the end of the applicable interest period for each loan or every three months for Eurodollar loans that have loan terms greater than three months. At the end of a Eurodollar loan term, the Oasis Credit Facility allows the Company to elect to repay the borrowing, continue a Eurodollar loan with the same or differing loan term or convert the borrowing to an ABR loan.

On a quarterly basis, the Company also pays a commitment fee of 0.5% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter. Solely for purposes of calculating the commitment fee, swingline loans will not be deemed to be a utilization of the Company’s commitments.
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
The financial covenants in the Oasis Credit Facility include:
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
At December 31, 2021, the Company had no borrowings outstanding and $2.4 million of outstanding letters of credit issued under the Oasis Credit Facility, resulting in an unused borrowing capacity of $447.6 million. At December 31, 2020, the Company had $260.0 million of borrowings outstanding and $6.8 million of outstanding letters of credit issued under the Oasis Credit Facility. For the year ended December 31, 2021 (Successor), the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.2%, compared to 3.6% for the period from January 1, 2020 through November 19, 2020 (Predecessor) and 4.6% for the period from November 20, 2020 through December 31, 2020 (Successor). The Company was in compliance with the financial covenants under the Oasis Credit Facility at December 31, 2021.
Oasis Senior Notes
On June 9, 2021, the Company issued in a private placement $400.0 million of 6.375% senior unsecured notes due June 1, 2026 (the “Oasis Senior Notes”). The Oasis Senior Notes were issued at par and resulted in net proceeds of $391.6 million, after deducting the underwriters’ discounts, commissions and other expenses. The proceeds were used to fund a portion of the consideration for the Williston Basin Acquisition (see Note 13 – Acquisitions and Divestitures).
In connection with the issuance of the Oasis Senior Notes, the Company recorded deferred financing costs of $8.4 million, which are being amortized over the term of the notes.
Interest on the Oasis Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Oasis Senior Notes are guaranteed on a senior unsecured basis by the Company, along with its wholly-owned subsidiaries (the “Oasis Guarantors”). These guarantees are full and unconditional and joint and several among the Oasis Guarantors, subject to certain customary release provisions. The indentures governing the Oasis Senior Notes contain customary events of default. In addition, the indenture governing the Oasis Senior Notes contains cross-default provisions with other indebtedness of Oasis and its restricted subsidiaries.
The indentures governing the Oasis Senior Notes restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) make investments; (ii) incur additional indebtedness or issue preferred stock; (iii) create liens; (iv) sell assets; (v) enter into agreements that restrict dividends or other payments by restricted subsidiaries; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets with another company; (vii) enter into transactions with affiliates; (viii) pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Oasis Senior Notes are rated investment grade by two out of the three rating agencies and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Company will cease to be subject to such covenants. The Company was in compliance with the terms of the indentures for the Oasis Senior Notes as of December 31, 2021.
Oasis Bridge Facility
On May 3, 2021, the Company entered into a commitment letter to provide for a senior secured second lien facility and incurred a fee of $7.8 million, which was recorded to interest expense on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021. The senior secured second lien facility was terminated prior to being drawn.

OMP Debt
OMP’s long-term debt consisted of the OMP Credit Facility and OMP Senior Notes (each defined below). The Company classified OMP’s long-term debt as held for sale in the Consolidated Balance Sheets at December 31, 2021 and 2020. See Note 6—Discontinued Operations.
OMP Credit Facility. OMP had a senior secured revolving credit facility (the “OMP Credit Facility”). At December 31, 2021, there were $203.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit issued under the OMP Credit Facility. At December 31, 2020, there were $450.0 million of borrowings outstanding and no outstanding letters of credit issued under the OMP Credit Facility. OMP was in compliance with the financial covenants under the OMP Credit Facility at December 31, 2021. The OMP Credit Facility was paid in full by Crestwood in connection with the closing of the OMP Merger.
OMP Senior Notes. On March 30, 2021, OMP issued in a private placement $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “OMP Senior Notes”). The OMP Senior Notes were issued at par and resulted in net proceeds of $440.1 million. Interest on the OMP Senior Notes is payable semi-annually on April 1 and October 1 of each year. The OMP Senior Notes were assumed by Crestwood in connection with the closing of the OMP Merger.
15. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO (in thousands):

Asset retirement obligation as of December 31, 2019 (Predecessor)	$54,909
Liabilities incurred during period	535
Liabilities settled during period	(196)
Accretion expense during period	2,696
Fresh start adjustment(1)	(10,552)
Asset retirement obligation as of November 19, 2020 (Predecessor)	$47,392

Asset retirement obligation as of November 20, 2020 (Successor)	$47,392
Liabilities incurred during period	35
Accretion expense during period	336
Asset retirement obligation as of December 31, 2020 (Successor)	$47,763
Liabilities incurred through acquisitions	14,850
Liabilities incurred during period	729
Liabilities settled during period(2)	(5,193)
Accretion expense during period	4,068
Revisions to estimates	199
Asset retirement obligation as of December 31, 2021 (Successor)	$62,416
__________________
(1)Upon emergence from bankruptcy and the adoption of fresh start accounting, ARO liabilities were adjusted to their estimated fair value. Refer to Note 3—Fresh Start Accounting for more information on Fresh Start Adjustments.
(2)Includes $4.9 million related to liabilities settled during the period related to properties sold in the Permian Basin Sale (see Note 13—Acquisitions and Divestitures).
Accretion expense is included in depreciation, depletion and amortization on the Company’s Consolidated Statements of Operations. At December 31, 2021 and 2020, the current portion of the total ARO balance was approximately $4.8 million and $2.2 million, respectively, and is included in accrued liabilities on the Company’s Consolidated Balance Sheets.

16. Income Taxes
The Company’s income tax benefit consists of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Current:
Federal	$—	$—	$(36)	$(43)
State	4	—	—	27
	4	—	(36)	(16)
Deferred:
Federal	(977)	(2,918)	(221,277)	(28,148)
State	—	(529)	(41,649)	(4,551)
	(977)	(3,447)	(262,926)	(32,699)
Total income tax benefit	$(973)	$(3,447)	$(262,962)	$(32,715)
The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate is set forth below:

	Successor				Predecessor
	Year Ended December 31,		Period from November 20, 2020 through December 31, 2020		Period from January 1, 2020 through November 19, 2020		Year Ended December 31,
	2021						2019

	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	21.0%	$74,412	21.0%	$(10,376)	21.0%	$(837,391)	21.0%	$(25,906)
State income taxes, net of federal income tax benefit	2.6%	9,161	2.8%	(1,373)	2.3%	(93,063)	2.9%	(3,573)
Effects of non-controlling interest	(2.1)%	(7,496)	1.7%	(830)	(0.4)%	17,699	6.4%	(7,895)
Non-deductible executive compensation	0.7%	2,510	—%	—	—%	1,372	(1.7)%	2,094
Equity-based compensation windfall (shortfall)	—%	—	—%	—	(0.2)%	8,687	(1.8)%	2,163
Change in valuation allowance	(46.8)%	(165,639)	(18.1)%	8,936	(13.9)%	553,580	—%	—
Discharge of debt and other reorganization items	24.6%	87,070	(0.5)%	232	(2.1)%	85,149	—%	—
Other	(0.3)%	(991)	0.1%	(36)	—%	1,005	(0.3)%	402
Annual effective tax benefit	(0.3)%	$(973)	7.0%	$(3,447)	6.7%	$(262,962)	26.5%	$(32,715)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$51,942	$34,691
Oil and natural gas properties	237,051	566,856
Bonus and equity-based compensation	6,718	1,732
Derivative instruments	91,213	22,248
Investment in partnerships	12,924	—
Other deferred tax assets	14,843	7,424
Total deferred tax assets	414,691	632,951
Less: Valuation allowance	(399,770)	(565,409)
Total deferred tax assets, net	$14,921	$67,542
Deferred tax liabilities
Investment in partnerships	—	67,210
Other deferred tax liabilities	14,928	1,316
Total deferred tax liabilities	$14,928	$68,526
Total deferred tax liabilities, net	$7	$984
As of December 31, 2021, the Company had gross U.S. federal net operating loss carryforwards of $219.8 million and $169.6 million of gross state net operating loss carryforwards, which expire between 2028 and 2041. The tax benefits of carryforwards are recorded as an asset to the extent that management assesses the utilization of such carryforwards to be more likely than not, and when the future utilization of some portion of the carryforwards is determined not to be more likely than not a valuation allowance is provided to reduce the recorded tax benefits from such assets. As of December 31, 2021 and 2020, the Company’s valuation allowance balance was $399.8 million and $565.4 million, respectively. The Company concluded it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and as such, recorded a valuation allowance on these assets as of December 31, 2021 and 2020. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the benefit of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as future growth. The Company will continue to assess the valuation allowance on an ongoing basis.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statements of Operations. The Company files income tax returns in the U.S. federal jurisdiction and in North Dakota, Montana and Texas. The Company has carried forward NOLs from previous years to utilize in 2021, which will allow the IRS to examine the loss years, the earliest of which is 2010. The federal statute of limitation for the year ended December 31, 2021 will expire in 2025.
Upon emergence from bankruptcy, the Company experienced an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Under Section 382 of the Code, the Company’s net operating loss carryforwards and other tax attributes (collectively, the “Tax Benefits”) are potentially subject to various limitations going forward. However, the Company believes that it qualified for, and as a result, utilized an exception under Section 382(l)(5) of the Code from the limitation that would otherwise be imposed under Section 382 of the Code. However, if the Company were to experience a subsequent ownership change within the two year period immediately following its emergence from bankruptcy, the Company would be precluded from utilizing any remaining pre-emergence NOLs following such subsequent ownership change. Prior to determining it could utilize the exception under Section 382(l)(5) of the Code, the Company made an estimated U.S. federal income tax payment of $20.0 million during the second quarter of 2021, which the Company expects to be refunded in 2022. This amount is recorded under accounts receivable, net on the Consolidated Balance Sheet at December 31, 2021.

17. Equity-Based Compensation
Successor equity-based compensation
The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance share units (“PSUs”), leveraged stock units (“LSUs”) and phantom unit awards under the 2020 LTIP. In accordance with the FASB’s authoritative guidance for share-based payments, the RSAs, RSUs, PSUs and LSUs are accounted for as equity classified awards, and the phantom unit awards are accounted for as liability classified awards.
Equity-based compensation expense from continuing operations is recognized in general and administrative expenses on the Company’s Consolidated Statements of Operations, and equity-based compensation expense from discontinued operations is recognized on the Company’s Consolidated Statements of Operations in discontinued operations, net of income tax. During the year ended December 31, 2021 (Successor), the Company recognized $14.7 million in stock-based compensation expense related to equity classified awards and $0.5 million related to liability classified awards that were attributable to continuing operations. The Company recognized $0.8 million in stock-based compensation expense related to equity classified awards that was attributable to discontinued operations during the year ended December 31, 2021 (Successor). Stock-based compensation expenses were not material for both continuing operations and discontinued operations during the period from November 20, 2020 through December 31, 2020 (Successor).
Restricted stock awards. RSAs are legally issued shares which vest over a three-year period subject to a service condition. The fair value of RSAs is based on the closing sales price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period.
The following table summarizes information related to RSAs held by non-employee directors of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2020	93,000	$37.35
Granted	2,916	126.89
Vested	(30,996)	37.35
Forfeited	—	—
Non-vested shares outstanding December 31, 2021	64,920	$41.37
The fair value of awards vested was $4.0 million for the year ended December 31, 2021 (Successor). Unrecognized expense as of December 31, 2021 for all outstanding RSAs was $2.7 million and will be recognized over a weighted average period of approximately 1.8 years.
Restricted stock units. RSUs are contingent shares that are scheduled to vest 25% each year over a four-year period. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period.
The following table summarizes information related to RSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2020	—	$—
Granted	518,375	62.61
Vested	(69)	127.91
Forfeited	(5,500)	56.86
Non-vested shares outstanding December 31, 2021	512,806	$62.66
The fair value of awards vested was immaterial for the year ended December 31, 2021 (Successor). The weighted average grant date fair value of RSUs was $62.61 per share for the year ended December 31, 2021 (Successor). Unrecognized expense as of December 31, 2021 for all outstanding RSUs was $26.9 million and will be recognized over a weighted average period of approximately 3.1 years.
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
The following table summarizes information related to PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2020	—	$—
Granted	183,915	63.95
Vested	—	—
Forfeited	—	—
Non-vested shares outstanding December 31, 2021	183,915	$63.95
No awards vested for the year ended December 31, 2021 (Successor). The weighted average grant date fair value was $63.95 per share for the year ended December 31, 2021 (Successor). Unrecognized expense as of December 31, 2021 for all outstanding PSUs was $8.8 million and will be recognized over a weighted average period of approximately 2.7 years.
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
The following table summarizes information related to LSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2020	—	$—
Granted	262,406	78.79
Vested	—	—
Forfeited	—	—
Non-vested shares outstanding December 31, 2021	262,406	$78.79
No awards vested for the year ended December 31, 2021 (Successor). The weighted average grant date fair value was $78.79 per share for the year ended December 31, 2021 (Successor). Unrecognized expense as of December 31, 2021 for all outstanding LSUs was $15.4 million and will be recognized over a weighted average period of approximately 2.6 years.
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
Phantom unit awards. Phantom unit awards represent the right to receive, upon vesting of the award, a cash payment equal to the fair market value of one share of common stock. The phantom unit awards generally vest in equal installments each year over a three-year period from the date of grant, and compensation expense is recognized over the requisite service period.
The following table summarizes information related to phantom unit awards held by employees of the Company:

	Phantom Unit Awards	Weighted Average Grant Date Fair Value per Share
Non-vested phantom unit awards outstanding December 31, 2020	—	$—
Granted	16,422	127.91
Vested	(38)	127.91
Forfeited	(604)	127.91
Non-vested phantom unit awards outstanding December 31, 2021	15,780	$127.91
The fair value of vested phantom unit awards was immaterial for the year ended December 31, 2021 (Successor). Unrecognized expense as of December 31, 2021 for outstanding phantom unit awards was $1.9 million and will be recognized over a weighted average period of approximately 2.9 years.
Predecessor equity-based compensation
The Predecessor granted equity awards to its officers, employees and directors under the Amended and Restated 2010 Long Term Incentive Plan (the “2010 LTIP”).
During the period from January 1, 2020 through November 19, 2020 (Predecessor) for continuing operations, the Company recognized $29.8 million in stock-based compensation expense related to equity classified awards and $1.2 million related to liability classified awards. During the period from January 1, 2020 through November 19, 2020 (Predecessor) for discontinued operations, the Company recognized $1.5 million in stock-based compensation expense related to equity classified awards and $0.2 million related to liability classified awards. During the year ended December 31, 2019 (Predecessor) for continuing operations, the Company recognized $32.8 million in stock-based compensation expense related to equity classified awards and $2.4 million related to liability classified awards. During the year ended December 31, 2019 (Predecessor) for discontinued operations, the Company recognized $0.9 million in stock-based compensation expense related to equity classified awards and $0.1 million related to liability classified awards.
Restricted stock awards. The Company granted restricted stock awards to its employees and directors under the 2010 LTIP, the majority of which vest over a three-year period. The fair value of restricted stock grants was based on the closing sales price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense was recognized ratably over the requisite service period.
The fair value of awards vested was $47.3 million for the period from January 1, 2020 through November 19, 2020 (Predecessor), and $14.6 million for the year ended December 31, 2019 (Predecessor). The weighted average grant date fair value of restricted stock awards granted was $3.06 per share for the period from January 1, 2020 through November 19, 2020 (Predecessor), and $6.61 per share for the year ended December 31, 2019 (Predecessor).
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
The fair value of PSUs vested was $7.6 million for the period from January 1, 2020 through November 19, 2020 (Predecessor) and $2.6 million for the year ended December 31, 2019 (Predecessor). The weighted average grant date fair value of PSUs granted was $2.56 per share for the period from January 1, 2020 through November 19, 2020 (Predecessor) and $6.80 per share for the year ended December 31, 2019 (Predecessor).
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

The following assumptions were used for the Monte Carlo model to determine the grant date fair value and associated equity-based compensation expense of the PSUs granted during the periods presented (Predecessor):

	2020	2019
Forecast period (years)	2 - 4	2 - 4
Risk-free interest rates	1.53% - 1.55%	2.55% - 2.56%
Oasis stock price volatility	68.56%	71.17%
Oasis initial value	$3.19	$5.85
Oasis stock price on date of grant	$2.77	$6.63
Associated tax benefit. For the year ended December 31, 2019 (Predecessor), the Company had an associated tax benefit of $7.8 million related to all equity-based compensation. The Company did not have any associated tax benefits related to equity-based compensation during the period from January 1, 2020 through November 19, 2020 (Predecessor) as a result of recording a valuation allowance on its deferred tax assets or during the period from November 20, 2020 through December 31, 2020 (Successor) as a result of the vesting of equity-based awards on the Emergence Date.
Class B units in OMP GP. OMP GP previously granted restricted Class B units, representing membership interests in OMP GP, to certain employees, including OMP’s named executive officers, under the 2010 LTIP. The Class B units granted to employees other than the named executive officers vested on the Emergence Date. In connection with the Midstream Simplification, the Class B units granted to OMP’s named executive officers were converted into and exchanged for restricted common units in OMP. On March 30, 2021, 34% of these awards vested, and the remaining awards vested on February 1, 2022.
2020 Incentive Compensation Program. In order to effectively incentivize employees in the then-current environment, the Board of Directors approved a revised 2020 incentive compensation program applicable to all employees effective June 12, 2020 (the “2020 Incentive Compensation Program”).
Under the 2020 Incentive Compensation Program, all 2020 equity-based awards of the Predecessor previously granted under the 2010 LTIP, were forfeited and concurrently replaced with cash retention incentives, which were accounted for as modifications of such 2020 awards. In addition, all employees waived participation in the Company’s 2020 annual cash incentive plan and instead became eligible to earn cash performance incentives based on the achievement of certain specified incentive metrics measured on a quarterly basis from July 1, 2020 to June 30, 2021. The 2020 Incentive Compensation Program resulted in $15.6 million being paid in June 2020 with the remainder of the target amount under such program payable over the following 12 months.
For the Company’s officers and certain other senior employees, the prepaid cash incentives paid in June 2020 could be clawed back if (i) certain specified incentive metrics measured on a quarterly basis were not achieved from July 1, 2020 to December 31, 2020, and (ii) such individuals did not remain employed for a period of up to 12 months, unless such individuals were terminated without cause or resigned for good reason. The after-tax value of the cash incentives paid to the Company’s officers and certain other senior employees of $8.8 million was capitalized to prepaid expenses and amortized over the relevant service periods. The Company immediately expensed the difference between the cash and after-tax value of the prepaid cash incentives of $4.1 million, which was not subject to the clawback provisions of the 2020 Incentive Compensation Program, and recognized additional compensation expense of $0.4 million to adjust for the grant date fair value of certain original 2020 equity-based awards that exceeded the replacement cash retention incentives less amounts previously recognized for the original 2020 equity-based awards. On the Emergence Date and pursuant to the Plan, the remaining unamortized amount of prepaid cash incentives of $4.3 million was vested and included in general and administrative expenses on the Company’s Consolidated Statement of Operations for the period from January 1, 2020 through November 19, 2020 (Predecessor).
For all other employees, the June 2020 incentive payment of $2.7 million was not subject to any clawback provisions, and $2.1 million, which represented the excess of the cash retention payment over amounts previously recognized for the original 2020 equity-based awards in which these cash incentives replaced, was immediately expensed.
The expenses related to the 2020 Incentive Compensation Program are included in general and administrative expenses on the Company’s Consolidated Statements of Operations.
18. Stockholders’ Equity
Dividends. During the year ended December 31, 2021 (Successor), the Company paid regular cash dividends of $1.625 per share of common stock, or $32.3 million in aggregate, and a special cash dividend of $4.00 per share of common stock, or $80.0 million in aggregate. On February 9, 2022, the Company declared a dividend of $0.585 per share of common stock payable on March 4, 2022 to shareholders of record as of February 21, 2022.
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
Treasury Stock. In March 2021, the Board of Directors authorized a share-repurchase program covering up to $100.0 million of the Company’s common stock which expires on December 31, 2022. During the year ended December 31, 2021 (Successor), the Company completed the entire share-repurchase program and repurchased an aggregate amount of 871,018 shares of common stock at a weighted average price of $114.79 per common share for a total cost of $100.0 million. In February 2022, the Board of Directors authorized a new $150.0 million share-repurchase program.
Warrants. On the Emergence Date and pursuant to the Plan, the Company issued 1,621,622 Warrants pro rata to holders of the Predecessor’s common stock. The Warrants, which are classified as equity, are initially exercisable to purchase one share of Successor common stock per Warrant at an initial exercise price of $94.57 per Warrant (the “Exercise Price”). In connection with the Company’s payment of a special dividend, the Exercise Price decreased to $90.57 per Warrant on July 12, 2021. As of December 31, 2021, there were 1,507,976 warrants outstanding.
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
Tax benefits preservation plan. On August 3, 2021, the Board of Directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) designed to protect the availability of the Company’s Tax Benefits.
In adopting the Tax Plan, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Rights traded with the Company’s common stock and were exercisable if, among other things, a person or group of persons acquired 4.95% or more of the Company’s outstanding common stock. On February 1, 2022, the Company announced the termination of the Tax Plan after the Board of Directors determined the Tax Plan was no longer necessary or desirable for the preservation of the Tax Benefits. See Note 17—Income Taxes for more information on the Tax Plan.
19. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Oasis common stockholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the effect of potentially dilutive shares outstanding for the period using the treasury stock method, unless its effect is anti-dilutive. For the Successor periods, potentially dilutive shares outstanding include unvested restricted stock awards, warrants and contingently issuable shares related to RSUs, PSUs and LSUs. For the Predecessor periods, potentially dilutive shares outstanding included Predecessor unvested restricted stock awards, Predecessor contingently issuable shares related to PSUs and Predecessor senior convertible notes. There were no adjustments made to the income (loss) attributable to Oasis available to common stockholders in the calculation of diluted earnings (loss) per share during either the Successor period or Predecessor period.
The following table summarizes the basic and diluted weighted average common shares outstanding and the weighted average common shares excluded from the calculation of diluted weighted average common shares outstanding due to the anti-dilutive effect for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Weighted average common shares outstanding:
Basic	19,792	19,991	317,644	315,002
Dilutive effect of equity-classified awards	856	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	20,648	19,991	317,644	315,002
Anti-dilutive weighted average common shares:
Potential common shares	2,144	1,631	5,216	9,242

For the year ended December 31, 2021 (Successor), the diluted earnings per share calculation excludes the impact of unvested share based awards and outstanding warrants that were anti-dilutive under the treasury stock method. During the period from November 20, 2020 through December 31, 2020 (Successor), the period from January 1, 2020 through November 19, 2020 (Predecessor) and the year ended December 31, 2019 (Predecessor), the Company incurred a net loss, and therefore the diluted loss per share calculation for those periods excludes the anti-dilutive effect of unvested share based awards and outstanding warrants.
20. Leases
The Company’s leases consist primarily of office space, vehicles and other property and equipment used in its operations. The components of lease costs attributable to continuing operations were as follows for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31,
				2019

Operating lease costs	$2,966	$666	$3,245	$23,137
Variable lease costs(1)	1,737	425	2,433	8,776
Short-term lease costs	8,244	554	9,807	4,513
Finance lease costs:
Amortization of ROU assets	1,578	151	1,959	2,543
Interest on lease liabilities	86	9	145	260
Total lease costs	$14,611	$1,805	$17,589	$39,229
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
The Company’s share of operating, variable and short-term lease costs are either capitalized and included in property, plant and equipment on the Company’s Consolidated Balance Sheets or are recognized in the Company’s Consolidated Statements of Operations in lease operating expenses and general and administrative expenses, as applicable. The finance lease costs for the amortization of ROU assets and the interest on lease liabilities disclosed above are included in depreciation, depletion and amortization and interest expense, net of capitalized interest, respectively, on the Company’s Consolidated Statements of Operations.
Total lease costs attributable to discontinued operations were recorded in income from discontinued operations, net of income tax on the Consolidated Statements of Operations. Total lease costs attributable to discontinued operations were $1.3 million for the year ended December 31, 2021 (Successor), $0.1 million for the period from November 20, 2020 through December 31, 2020 (Successor), $2.8 million for the period from January 1, 2020 through November 19, 2020 (Predecessor) and $3.8 million for the year ended December 31, 2019 (Predecessor).

As of December 31, 2021, maturities of the Company’s lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2022	$8,251	$1,029
2023	5,845	181
2024	598	—
2025	409	—
2026	—	—
Thereafter	—	—
Total future lease payments	15,103	1,210
Less: Imputed interest	486	22
Present value of future lease payments	$14,617	$1,188
Supplemental balance sheet information related to the Company’s leases were as follows:

	Balance Sheet Location	December 31, 2021	December 31, 2020

		(In thousands)
Assets
Operating lease assets(1)	Operating right-of-use assets	$15,782	$4,440
Finance lease assets(2)	Other assets	1,124	2,849
Total lease assets		$16,906	$7,289
Liabilities
Current
Operating lease liabilities(1)	Current operating lease liabilities	$7,893	$1,662
Finance lease liabilities	Other current liabilities	1,008	1,605
Long-term
Operating lease liabilities(1)	Operating lease liabilities	6,724	1,629
Finance lease liabilities	Other liabilities	180	1,355
Total lease liabilities		$15,805	$6,251
___________________
(1)The Company acquired certain operating leases for generators and compressors in connection with the Williston Basin Acquisition. As of December 31, 2021, these included operating lease assets of $11.0 million, current operating lease liabilities of $6.7 million and long-term operating lease liabilities of $4.5 million.
(2)Finance lease ROU assets are recorded net of accumulated amortization of $0.9 million as of December 31, 2021 and $0.2 million as of December 31, 2020.

Operating lease assets and liabilities and finance lease assets and liabilities that were attributable to discontinued operations were classified as held for sale as of December 31, 2021 and December 31, 2020. As of December 31, 2021, the Company had $0.7 million of operating lease assets and liabilities and immaterial finance lease assets and liabilities that were classified as held for sale on the Consolidated Balance Sheet. As of December 31, 2020, the Company had $1.6 million of operating lease assets, $1.7 million of operating lease liabilities and $0.6 million of finance lease assets and liabilities that were classified as held for sale on the Consolidated Balance Sheet.

Supplemental cash flow information and non-cash transactions related to the Company’s leases were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	December 31,
				2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,420	$1,992	$6,624	$30,316
Operating cash flows from finance leases	62	9	145	260
Financing cash flows from finance leases	1,161	202	1,989	2,382
ROU assets obtained in exchange for lease obligations
Operating leases(1)	$14,140	$—	$797	$12,746
Finance leases	127	—	24	3,433
Reductions to ROU assets resulting from reductions to lease obligations
Operating leases(2)	$—	$(6,255)	$—	$—
___________________
(1)The year ended December 31, 2021 includes $12.3 million related to operating leases acquired in the Williston Basin Acquisition.
(2)The period from November 20, 2020 through December 31, 2020 includes amounts added to or reduced from the carrying amount of ROU assets resulting from lease modifications and remeasurements in connection with the Company’s emergence from bankruptcy.
Weighted-average remaining lease terms and discount rates for the Company’s leases were as follows:

	December 31,
	2021	2020
Operating Leases
Weighted average remaining lease term	1.9 years	2.6 years
Weighted average discount rate	3.4%	3.9%
Finance Leases
Weighted average remaining lease term	1.1 years	4.6 years
Weighted average discount rate	3.5%	3.6%

21. Significant Concentrations
Major customers. For the year ended December 31, 2021 (Successor), sales to Phillips 66 Company accounted for approximately 13% of the Company’s total product sales. For the Successor period of November 20, 2020 through December 31, 2020, sales to ExxonMobil Oil Corporation and Phillips 66 Company accounted for approximately 22% and 15%, respectively, of the Company’s total product sales. For the Predecessor period of January 1, 2020 through November 19, 2020, Phillips 66 Company and Gunvor USA LLC accounted for approximately 11% and 10%, respectively, of the Company’s total product sales. For the year ended December 31, 2019 (Predecessor), sales to Phillips 66 Company accounted for approximately 14% of the Company’s hydrocarbon product sales. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2021, 2020 or 2019.
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

22. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of December 31, 2021. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of December 31, 2021, the Company’s material off-balance sheet arrangements and transactions include $2.4 million in outstanding letters of credit issued under the Oasis Credit Facility and $6.7 million in net surety bond exposure issued as financial assurance on certain agreements.
Volume commitment agreements. As of December 31, 2021, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 45.8 MMBbl of crude oil, 603.3 Bcf of natural gas and 22.5 MMBbl of NGLs, prior to any applicable volume credits, within specified timeframes, the majority of which are ten years or less.
The estimable future commitments under these volume commitment agreements as of December 31, 2021 are as follows:

(In thousands)
2022	$111,323
2023	108,006
2024	94,573
2025	85,986
2026	66,363
Thereafter	81,447
$547,698
The future commitments under certain agreements cannot be estimated and are therefore excluded from the table above as they are based on fixed differentials relative to a commodity index price under the agreements as compared to the differential relative to a commodity index price for the production month.
The Company enters into long-term contracts to provide production flow assurance in oversupplied basins and/or areas with limited infrastructure, which provides for optimization of transportation and processing costs. As properties are undergoing development activities, the Company may experience temporary delivery or transportation shortfalls until production volumes grow to meet or exceed the minimum volume commitments. The Company recognizes any monthly deficiency payments in the period in which the underdelivery takes place and the related liability has been incurred. The table above does not include any such deficiency payments that may be incurred under the Company’s physical delivery contracts, since it cannot be predicted with accuracy the amount and timing of any such penalties incurred.
In connection with the Williston Basin Acquisition, the Company acquired gathering and transportation contracts that include minimum volume commitments. The Company believes it is probable it will not be able to meet the minimum volume commitment in certain of these contracts and has recorded a liability of $11.9 million on the Consolidated Balance Sheet as of December 31, 2021, of which $5.5 million was recorded to accrued liabilities and $6.4 million was recorded to other liabilities. The future commitments related to these contracts are included in the table above.
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
Mandan, Hidatsa and Arikara Nation (“MHA Nation”) Title Dispute. This matter relates to certain leases acquired by the Company from QEP in October 2021: In June 2018, the MHA Nation notified QEP of its position that QEP has no valid lease covering certain minerals underlying the Missouri and Little Missouri Riverbeds on the Fort Berthold Reservation in North Dakota. The MHA Nation also passed a resolution purporting to rescind those portions of QEP's IMDA lease covering the disputed minerals underlying the Missouri River. QEP responded in September 2018 stating that the minerals underlying the Missouri River are properly leased. In May 2020, the Office of the Solicitor of the United States Department of the Interior (the “Department of the Interior”) issued an opinion (the “Missouri River Opinion”) finding that the State of North Dakota, not the MHA Nation, is the legal owner of the minerals underlying the Missouri River. The MHA Nation filed actions in two federal courts seeking to overturn the May 2020 decision, and in March 2021, the Department of the Interior withdrew the Missouri River Opinion and only recently, on February 4, 2022, the Department of the Interior issued a new opinion on the matter stating that the minerals beneath the Missouri River riverbed located on the Fort Berthold Indian Reservation belong to the MHA Nation and not the state of North Dakota.

Mirada litigation. As previously disclosed in the Company’s 2020 Annual Report, the Company entered the Mirada Settlement Agreement with Mirada on September 28, 2020. The Mirada Settlement Agreement provides for, among other things, payment by OPNA to Mirada of $42.8 million. The Company paid Mirada $20.0 million on the Emergence Date and $22.8 million in May 2021. These amounts were previously accrued for in the Company’s Consolidated Balance Sheet at December 31, 2020, and there are no remaining settlement payments outstanding as of December 31, 2021.
23. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than the closing of the OMP Merger and other matters as previously disclosed herein.
24. Supplemental Oil and Gas Disclosures — Unaudited
The supplemental data presented below reflects information for all of the Company’s oil and gas producing activities. Prior periods have not been recast for discontinued operations.

Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and gas producing activities (in thousands):

	December 31,
	2021	2020

Proved oil and gas properties	$1,393,836	$770,117
Less: Accumulated depreciation, depletion, amortization and impairment	(107,277)	(12,403)
Proved oil and gas properties, net	1,286,559	757,714
Unproved oil and gas properties	2,001	40,211
Total oil and gas properties, net	$1,288,560	$797,925
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and gas activities for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Acquisition costs:
Proved oil and gas properties	$605,868	$—	$—	$—
Unproved oil and gas properties	85	336	536	23,058
Exploration costs	1	105	1,225	67,470
Development costs	170,178	14,624	199,537	542,133
Asset retirement costs	15,750	35	181	2,083
Total costs incurred	$791,882	$15,100	$201,479	$634,744
Results of Operations for Oil and Gas Producing Activities
The following table sets forth the results of operations for oil and gas producing activities, which exclude general and administrative expenses and interest expense, for the periods presented (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2021	Period from November 20, 2020 through December 31, 2020	Period from January 1, 2020 through November 19, 2020	Year Ended December 31, 2019

Revenues	$1,200,256	$86,442	$603,585	$1,408,771
Production costs	403,382	32,903	249,707	464,782
Depreciation, depletion and amortization	109,881	12,745	264,822	759,900
Exploration costs	2,760	—	2,748	6,658
Rig termination	—	—	1,279	384
Impairment	3	—	4,800,785	5,389
Income tax (benefit) expense	162,163	9,648	(1,115,276)	40,745
Results of operations for oil and gas producing activities	$522,067	$31,146	$(3,600,480)	$130,913

25. Supplemental Oil and Gas Reserve Information — Unaudited
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

	Crude Oil (MBbl)	Natural Gas (MMcf)	MBoe(1)
2019
Proved reserves
Beginning balance (Predecessor)	228,416	552,726	320,537
Revisions of previous estimates	(51,965)	(68,301)	(63,349)
Extensions, discoveries and other additions	49,297	87,382	63,861
Sales of reserves in place	(2,136)	(2,368)	(2,531)
Production	(22,825)	(55,906)	(32,142)
Net proved reserves at December 31, 2019 (Predecessor)	200,787	513,533	286,376
Proved developed reserves, December 31, 2019 (Predecessor)	113,418	314,000	165,751
Proved undeveloped reserves, December 31, 2019 (Predecessor)	87,369	199,533	120,625
2020
Proved reserves
Beginning balance (Predecessor)	200,787	513,533	286,376
Revisions of previous estimates	(69,782)	(98,815)	(86,251)
Extensions, discoveries and other additions	4,578	8,659	6,021
Production	(15,818)	(47,207)	(23,686)
Net proved reserves at December 31, 2020 (Successor)	119,765	376,170	182,460
Proved developed reserves, December 31, 2020 (Successor)	85,428	262,676	129,207
Proved undeveloped reserves, December 31, 2020 (Successor)	34,337	113,494	53,253
2021
Proved reserves
Beginning balance (Successor)	119,765	376,170	182,460
Revisions of previous estimates	42,411	68,768	53,871
Extensions, discoveries and other additions	7,734	14,539	10,157
Sales of reserves in place	(24,760)	(40,211)	(31,461)
Purchases of reserves in place	42,656	86,153	57,015
Production	(13,489)	(46,157)	(21,182)
Net proved reserves at December 31, 2021 (Successor)	174,317	459,262	250,860
Proved developed reserves, December 31, 2021 (Successor)	114,041	361,836	174,347
Proved undeveloped reserves, December 31, 2021 (Successor)	60,276	97,426	76,513
__________________
(1)Natural gas is converted to barrel of oil equivalents at the rate of six thousand cubic feet of natural gas to one barrel of oil.
Revisions of Previous Estimates
In 2021, the Company had net positive revisions of 53.9 MMBoe, or 30% of the beginning of the year estimated net proved reserves balance. These net positive revisions were attributable to positive revisions of 38.6 MMBoe associated with alignment to the five-year development plan, 37.2 MMBoe associated with higher realized prices and 6.2 MMBoe due to lower operating expenses, partially offset by negative revisions of 22.9 MMBoe attributable to reservoir analysis and well performance across our Bakken asset and 5.2 MMBoe due to the impact of removing the benefits of midstream operations from operating expenses. Proved developed net revisions of 20.3 MMBoe were primarily due to positive revisions of 36.5 MMBoe associated with higher realized prices and 6.0 MMBoe due to lower operating expenses, partially offset by negative revisions of 17.6 MMBoe attributable to reservoir analysis and well performance across our Bakken asset and 4.6 MMBoe due to the impact of removing the benefits of our midstream operations from operating expenses. Proved undeveloped (“PUD”) net revisions were primarily due to positive revisions of 38.6 MMBoe associated with alignment to the five-year development plan, offset by negative revisions of 5.1 MMBoe attributable to reservoir analysis and well performance across our Bakken asset.
In 2020, the Company had net negative revisions of 86.3 MMBoe, or 30% of the beginning of the year estimated net proved reserves balance. These net negative revisions were attributable to negative revisions of 60.1 MMBoe associated with alignment to the five-year development plan and 31.9 MMBoe due to lower realized prices, offset by positive revisions of 5.6 MMBoe for the addition of PUD reserves that were previously removed from the five-year development plan. Proved developed revisions were primarily due to negative revisions of 29.3 MMBoe due to lower realized prices, partially offset by positive revisions of 1.5 MMBoe due to lower operating expenses. The PUD revisions were primarily due to negative revisions of 54.5 MMBoe associated with alignment to the five-year development plan and 2.6 MMBoe due to lower realized price.
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
Extensions, Discoveries and Other Additions
In 2021, the Company had a total of 10.2 MMBoe of additions due to extensions and discoveries. An estimated 7.6 MMBoe of PUDs were added associated with the Company’s anticipated five-year development plan, and an additional 2.6 MMBoe of these extensions and discoveries were associated with new producing wells at December 31, 2021.
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
Sales of Reserves in Place
In 2021 and 2019, the Company divested 31.5 MMBoe of reserves associated with reservoirs in the Permian Basin and 2.5 MMBoe of reserves associated with reservoirs in the Williston Basin, respectively. The Company divested no reserves in 2020. See Note 13—Acquisitions and Divestitures for more information.
Purchases of Reserves in Place
In 2021, the Company purchased estimated net proved reserves of 57.0 MMBoe associated with reservoirs in the Williston Basin. In 2020 and 2019 there were no purchased estimated net proved reserves from acquisitions. See Note 13—Acquisitions and Divestitures for more information.
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
The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $66.55 per Bbl for crude oil and $3.64 per MMBtu for natural gas, $39.54 per Bbl for crude oil and $2.03 per MMBtu for natural gas and $55.85 per Bbl for crude oil and $2.62 per MMBtu for natural gas for the years ended December 31, 2021, 2020 and 2019, respectively. These prices were adjusted by lease for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Future operating costs, production taxes and capital costs were based on current costs as of each year-end.

The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2021, 2020 and 2019:

	At December 31,
	2021	2020	2019

	(In thousands)
Future cash inflows	$13,366,064	$5,197,220	$12,385,040
Future production costs	(6,548,794)	(2,792,921)	(5,509,127)
Future development costs	(1,322,207)	(610,658)	(1,490,521)
Future income tax expense	(717,721)	(232,849)	(188,823)
Future net cash flows	4,777,342	1,560,792	5,196,569
10% annual discount for estimated timing of cash flows	(2,080,404)	(611,915)	(2,352,200)
Standardized measure of discounted future net cash flows	$2,696,938	$948,877	$2,844,369
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented:

	2021	2020	2019

	(In thousands)
January 1	$948,877	$2,844,369	$4,050,306
Net changes in prices and production costs	1,617,331	(1,088,936)	(1,070,192)
Net changes in future development costs	(36,645)	4,640	131,003
Sales of crude oil and natural gas, net	(796,874)	(407,417)	(943,989)
Extensions	98,125	47,693	437,700
Purchases of reserves in place	780,442	—	—
Sales of reserves in place	(204,153)	—	(36,907)
Revisions of previous quantity estimates	639,320	(694,320)	(732,253)
Previously estimated development costs incurred	102,519	87,640	246,311
Accretion of discount	94,090	293,445	467,426
Net change in income taxes	(252,347)	(76,066)	533,872
Changes in timing and other	(293,747)	(62,171)	(238,908)
December 31	$2,696,938	$948,877	$2,844,369

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO and CFO, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our CEO and CFO have concluded that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021 and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021. Please see their “Report of Independent Registered Public Accounting Firm” included in “Item 8. Financial Statements and Supplementary Data.”
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

2.2†
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

2.3
Purchase and Sale Agreement, dated as of May 3, 2021, among Oasis Petroleum North America LLC and QEP Energy Company (filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q on May 7, 2021, and incorporated herein by reference).

2.4
Purchase and Sale Agreement dated May 20, 2021, between Oasis Petroleum Permian LLC and Percussion Petroleum Operating II, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 21, 2021, and incorporated herein by reference).

2.5
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

3.6
Certificate of Designations of Series A Junior Participating Preferred Stock of Oasis Petroleum Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 4, 2021, and incorporated herein by reference).

Exhibit No.	Description of Exhibit

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

4.2	Registration Rights Agreement, dated February 14, 2018, between the Oasis Petroleum Inc. and Forge Energy, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 16, 2018, and incorporated herein by reference).

4.3
Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act (filed as Exhibit 4.23 to the Company’s Annual Report on Form 10-K on February 27, 2020, and incorporated herein by reference).

4.4
Tax Benefits Preservation Plan, dated as of August 3, 2021, by and between Oasis Petroleum Inc. and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 4, 2021, and incorporated herein by reference).

10.1**	Form of Indemnification Agreement between Oasis Petroleum Inc. and each of the directors and executive officers thereof (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K on February 27, 2014, and incorporated herein by reference).

10.2**	Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

10.3**	Amended and Restated Executive Change in Control and Severance Benefit Plan dated as of March 1, 2012 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 2, 2012, and incorporated herein by reference).

10.4	Letter Agreement dated as of March 4, 2015 between the Company and SPO Advisory Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2015, and incorporated herein by reference).

10.5**	Fourth Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.6**	Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.7**	Second Amended and Restated Employment Agreement effective as of March 20, 2015 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 20, 2015, and incorporated herein by reference).

10.8	Contribution Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.9	Omnibus Agreement, dated as of September 25, 2017, by and among Oasis Midstream Partners LP, the Company, Oasis Petroleum LLC, OMS Holdings LLC, Oasis Midstream Services LLC, OMP GP LLC and OMP Operating LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on September 29, 2017, and incorporated herein by reference).

10.10	Services and Secondment Agreement, dated as of September 25, 2017, by and between Oasis Midstream Partners LP and the Company (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on September 29, 2017 and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.11	Third Amended and Restated Credit Agreement, dated as of October 16, 2018, by and among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties thereto, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018, and incorporated herein by reference).

10.12	First Amendment to the Third Amended and Restated Credit Agreement, dated as of April 15, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 8, 2019, and incorporated herein by reference).

10.13	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of July 2, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 9, 2019, and incorporated herein by reference).

10.14	Third Amendment to the Third Amended and Restated Credit Agreement, dated as of November 4, 2019, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, the other credit parties party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2019, and incorporated herein by reference).

10.15**	Fifth Amended and Restated Employment Agreement effective as of March 20, 2018 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 22, 2018, and incorporated herein by reference).

10.16**	Third Amended and Restated Employment Agreement effective as of March 20, 2018 between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 22, 2018, and incorporated herein by reference).

10.17**	Third Amended and Restated Employment Agreement effective as of March 20, 2018 between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 22, 2018, and incorporated herein by reference).

10.18**	Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on May 4, 2018, and incorporated herein by reference).

10.19**	First Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 3, 2019, and incorporated herein by reference).

10.20**	Form of Phantom Unit Award Grant Notice (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K on March 1, 2019, and incorporated herein by reference).

10.21**	Form of Phantom Unit Award Agreement (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K on March 1, 2019, and incorporated herein by reference).

10.22**	Second Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K on February 27, 2020, and incorporated herein by reference).

10.23**
Third Amendment to the Amended and Restated 2010 Long Term Incentive Plan of Oasis Petroleum Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 28, 2020, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.24
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

10.25**	Form of Incentive Clawback Agreement (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on August 5, 2020, and incorporated herein by reference).

10.26	Direction Letter and Specified Swap Liquidation Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 21, 2020, and incorporated herein by reference).

10.27	Restructuring Support Agreement, dated September 29, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.28	DIP Commitment Letter, dated September 29, 2020 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.29	Exit Commitment Letter, dated September 29, 2020 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.30**
Amendment to Fifth Amended and Restated Employment Agreement effective as of September 29, 2020 between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on September 30, 2020, and incorporated herein by reference).

10.31**
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

10.33
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

10.34†
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

10.35
Warrant Agreement, dated as of November 19, 2020, by and between Oasis Petroleum Inc., and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.36	Registration Rights Agreement, dated as of November 19, 2020, by and between the Oasis Petroleum Inc. and the holders party thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.37**
Form of Indemnification Agreement, by and between Oasis Petroleum Inc. and its officers and directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.38**	Oasis Petroleum Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.39**
Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Taylor L. Reid (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.40**
Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.41**
Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Nickolas J. Lorentzatos (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.42**
Employment Agreement, dated April 13, 2021, by and between Oasis Petroleum Inc. and Daniel E. Brown (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on April 19, 2021, and incorporated herein by reference).

10.43**	Form of Notice of Grant for Restricted Stock Units for Daniel E. Brown dated April 13, 2021 (with form of associated Restricted Stock Unit Agreement attached thereto) (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on April 19, 2021, and incorporated herein by reference).

10.44**
Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units for Daniel E. Brown dated April 13,2021 (with form of associated Performance Share Unit Agreement attached thereto) (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K on April 19, 2021, and incorporated herein by reference).

10.45**
Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units for Daniel E. Brown dated April 13, 2021 (with form of associated Performance Share Unit Agreement attached thereto) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on April 19, 2021, and incorporated herein by reference).

10.46**
Indemnification Agreement, dated April 13, 2021, by and between Oasis Petroleum Inc. and Daniel E. Brown (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K on April 19, 2021, and incorporated herein by reference).

10.47**
Form of Notice of Grant for Restricted Stock Units (with form of associated Restricted Stock Unit Agreement attached thereto) (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.48**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.49**
Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.50
First Amendment to Credit Agreement, dated as of February 19, 2021, among Oasis Petroleum Inc., as parent, Oasis Petroleum North America LLC, as borrower, Oasis Petroleum LLC, as OP LLC, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 24, 2021, and incorporated herein by reference).

10.51
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

10.52
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

10.53
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

10.54
Fifth Amendment to Credit Agreement, dated October 21, 2021, by and among Oasis Petroleum Inc., as parent, Oasis Petroleum LLC, a Delaware limited liability company, Oasis Petroleum North America LLC, a Delaware limited liability company, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 22, 2021, and incorporated herein by reference).

10.55
Sixth Amendment to Credit Agreement, dated December 22, 2021, by and among Oasis Petroleum Inc., as parent, Oasis Petroleum LLC, a Delaware limited liability company, Oasis Petroleum North America LLC, a Delaware limited liability company, as borrower, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 29, 2021, and incorporated herein by reference).

10.56
Commitment Letter, dated as of May 3, 2021, by and among the Company and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q on May 6, 2021, and incorporated herein by reference).

10.57
Purchase Agreement, dated as of May 25, 2021 among Oasis Petroleum Inc., the Guarantors and J.P. Morgan Securities LLC as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 26, 2021, and incorporated herein by reference).

10.58
Support Agreement, dated October 25, 2021, by and among Crestwood Equity Partners LP, Oasis Midstream Partners LP, Oasis Petroleum Inc., OMP GP LLC and OMS Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 28, 2021, and incorporated herein by reference).

21.1(a)	List of Subsidiaries of Oasis Petroleum Inc.

23.1(a)	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description of Exhibit
23.2(a)	Consent of PricewaterhouseCoopers LLP.

23.3(a)	Consent of DeGolyer and MacNaughton.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

99.1	Report of DeGolyer and MacNaughton

101(a)
The following financial information from Oasis’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________
(a)Filed herewith.
(b)Furnished herewith.
**Management contract or compensatory plan or arrangement.
† Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 24, 2022.

OASIS PETROLEUM INC.

By:	/s/ Daniel E. Brown
Daniel E. Brown Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Daniel E. Brown	Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Daniel E. Brown

/s/ Michael H. Lou	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Michael H. Lou

/s/ Douglas E. Brooks	Board Chair	February 24, 2022
Douglas E. Brooks

/s/ Samantha Holroyd	Director	February 24, 2022
Samantha Holroyd

/s/ John Jacobi	Director	February 24, 2022
John Jacobi

/s/ N. John Lancaster, Jr.	Director	February 24, 2022
N. John Lancaster, Jr.

/s/ Robert McNally	Director	February 24, 2022
Robert McNally

/s/ Cynthia L. Walker	Director	February 24, 2022
Cynthia L. Walker

/s/ Marguerite N. Woung-Chapman	Director	February 24, 2022
Marguerite N. Woung-Chapman

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