Form 10-Q
period 2022-03-31
Oasis Petroleum Inc.
filed 2022-05-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at April 29, 2022: 19,625,419 shares.

OASIS PETROLEUM INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Oasis Petroleum Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$410,174	$172,114
Accounts receivable, net	504,436	377,202
Inventory	28,311	28,956
Prepaid expenses	6,564	6,016
Derivative instruments	1,284	—
Other current assets	1,396	1,836
Current assets held for sale	—	1,029,318
Total current assets	952,165	1,615,442
Property, plant and equipment
Oil and gas properties (successful efforts method)	1,458,491	1,395,837
Other property and equipment	44,555	48,981
Less: accumulated depreciation, depletion and amortization	(166,705)	(124,386)
Total property, plant and equipment, net	1,336,341	1,320,432
Derivative instruments	61,760	44,865
Investment in unconsolidated affiliate	615,333	—
Long-term inventory	17,510	17,510
Operating right-of-use assets	13,235	15,782
Other assets	11,604	12,756
Total assets	$3,007,948	$3,026,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,738	$2,136
Revenues and production taxes payable	284,205	270,306
Accrued liabilities	260,833	150,674
Accrued interest payable	9,085	2,150
Derivative instruments	314,466	89,447
Advances from joint interest partners	3,124	1,892
Current operating lease liabilities	7,649	7,893
Other current liabilities	19,887	1,046
Current liabilities held for sale	—	699,653
Total current liabilities	900,987	1,225,197
Long-term debt	392,933	392,524
Deferred income taxes	—	7
Asset retirement obligations	58,789	57,604
Derivative instruments	205,694	115,282
Operating lease liabilities	4,574	6,724
Other liabilities	3,008	7,876
Total liabilities	1,565,985	1,805,214

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.01 par value: 60,000,000 shares authorized; 20,473,741 shares issued and 19,571,603 shares outstanding at March 31, 2022 and 20,147,199 shares issued and 19,276,181 shares outstanding at December 31, 2021	203	200
Treasury stock, at cost: 902,138 shares at March 31, 2022 and 871,018 shares at December 31, 2021	(104,132)	(100,000)
Additional paid-in capital	883,273	863,010
Retained earnings	662,619	269,690
Oasis share of stockholders' equity	1,441,963	1,032,900
Non-controlling interests	—	188,673
Total stockholders' equity	1,441,963	1,221,573
Total liabilities and stockholders' equity	$3,007,948	$3,026,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Revenues
Oil and gas revenues	$493,502	$244,990
Purchased oil and gas sales	159,467	80,145
Other services revenues	—	226
Total revenues	652,969	325,361
Operating expenses
Lease operating expenses	63,076	51,064
Other services expenses	111	—
Gathering, processing and transportation expenses	32,398	28,105
Purchased oil and gas expenses	161,627	78,938
Production taxes	35,858	16,280
Depreciation, depletion and amortization	44,673	30,770
Exploration expenses	510	423
Impairment	—	3
General and administrative expenses	24,367	20,413
Total operating expenses	362,620	225,996
Gain on sale of assets	1,521	88
Operating income	291,870	99,453
Other income (expense)
Net loss on derivative instruments	(367,922)	(181,515)
Income from investment in unconsolidated affiliate	60,137	—
Interest expense, net of capitalized interest	(7,216)	(4,865)
Other income	1,754	485
Total other expense, net	(313,247)	(185,895)
Loss from continuing operations before income taxes	(21,377)	(86,442)
Income tax benefit	1,826	3,654
Net loss from continuing operations	(19,551)	(82,788)
Income from discontinued operations attributable to Oasis, net of income tax	485,554	39,196
Net income (loss) attributable to Oasis	$466,003	$(43,592)
Earnings (loss) attributable to Oasis per share:
Basic and diluted from continuing operations	$(1.01)	$(4.14)
Basic and diluted from discontinued operations	25.15	1.96
Basic and diluted total (Note 17)	$24.14	$(2.18)
Weighted average shares outstanding:
Basic and diluted (Note 17)	19,306	20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation	94	—	—	—	4,800	—	48	4,848
Modification of equity-based compensation awards	—	—	—	—	(226)	—	—	(226)
Dividends ($3.585 per share)	—	—	—	—	—	(73,074)	—	(73,074)
Warrants exercised	233	3	—	—	15,689	—	—	15,692
Treasury stock - tax withholdings	(31)	—	31	(4,132)	—	—	—	(4,132)
Net income	—	—	—	—	—	466,003	2,311	468,314
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Balance as of March 31, 2022	19,572	$203	902	$(104,132)	$883,273	$662,619	$—	$1,441,963

	Attributable to Oasis
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2020	20,093	$200	—	$—	$965,654	$(49,912)	$96,797	$1,012,739
Equity-based compensation	—	—	—	—	1,709	—	489	2,198
Dividends ($0.375 per share)	—	—	—	—	(7,535)	—	—	(7,535)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,029)	(6,029)
Midstream Simplification	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(4,111)	—	—	(4,111)
Other	—	—	—	—	6	—	—	6
Net income (loss)	—	—	—	—	—	(43,592)	8,327	(35,265)
Balance as of March 31, 2021	20,093	$200	—	$—	$958,081	$(93,504)	$97,226	$962,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oasis Petroleum Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$468,314	$(35,265)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	44,673	39,990
Gain on sale of properties	(520,421)	(88)
Impairment	—	3
Deferred income taxes	(7)	(3,654)
Derivative instruments	367,922	181,515
Income from investment in unconsolidated affiliate	(60,137)	—
Equity-based compensation expenses	4,848	2,198
Deferred financing costs amortization and other	3,433	2,320
Working capital and other changes:
Change in accounts receivable, net	(111,813)	(60,542)
Change in inventory	667	4,506
Change in prepaid expenses	(369)	1,089
Change in accounts payable, interest payable and accrued liabilities	52,122	62,195
Change in other assets and liabilities, net	16,348	(3,854)
Net cash provided by operating activities	265,580	190,413
Cash flows from investing activities:
Capital expenditures	(48,831)	(21,958)
Proceeds from divestitures, net of OMP cash	147,056	2,686
Costs related to divestitures	(11,368)	—
Derivative settlements	(70,670)	(22,596)
Distributions from investment in unconsolidated affiliate	13,116	—
Net cash provided by (used in) investing activities	29,303	(41,868)
Cash flows from financing activities:
Proceeds from revolving credit facilities	15,000	159,500
Principal payments on revolving credit facilities	—	(635,500)
Proceeds from issuance of senior unsecured notes	—	450,000
Deferred financing costs	(9)	(11,737)
Common control transaction costs	—	(4,111)
Purchases of treasury stock	(4,132)	—
Dividends paid	(70,579)	(7,535)
Distributions to non-controlling interests	—	(6,029)
Payments on finance lease liabilities	(229)	(311)
Proceeds from warrants exercised	457	—
Other	—	6
Net cash used in financing activities	(59,492)	(55,717)
Increase in cash and cash equivalents	235,391	92,828
Cash and cash equivalents:
Beginning of period	174,783	20,226
End of period	$410,174	$113,054
Supplemental non-cash transactions:

Change in accrued capital expenditures	$17,504	$6,909
Change in asset retirement obligations	(428)	1,035
Investment in unconsolidated affiliate	568,312	—
Note receivable from divestiture	—	2,900

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2021 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).
Pending Merger
On March 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whiting Petroleum Corporation, a Delaware corporation (“Whiting”), which provides for, among other things, the combination of the Company and Whiting in a merger of equals transaction (the “Merger”). Whiting is an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States. Under the terms of the Merger Agreement, Whiting shareholders will receive 0.5774 shares of Oasis common stock and $6.25 in cash (without interest) in exchange for each share of Whiting common stock. In connection with the closing of the Merger, Oasis shareholders will receive a special dividend of $15.00 per share. The Merger has been unanimously approved by the boards of directors of both companies. The closing of the Merger is subject to customary closing conditions, including, among others, receipt of the required approvals from each of Oasis’ shareholders and Whiting’s shareholders. The Merger is expected to close in the third quarter of 2022.
Discontinued Operations
On February 1, 2022, the Company completed the OMP Merger (defined in Note 9—Divestitures). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). Accordingly, the results of operations of OMP for the period prior to closing on February 1, 2022 were classified as discontinued operations in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. Prior periods have been recast so that the basis of presentation is consistent with that of the 2022 condensed consolidated financial statements. In addition, the assets and liabilities of OMP were classified as held for sale in the Condensed Consolidated Balance Sheet at December 31, 2021. The Condensed Consolidated Statements of Cash Flows were not required to be reclassified for discontinued operations for any period. See Note 10—Discontinued Operations for additional information.
Risks and Uncertainties
As a crude oil and natural gas producer, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that crude oil, natural gas or natural gas liquids (“NGLs”) prices will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, natural gas and NGLs, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil and natural gas reserves that may be economically produced and the Company’s access to capital.
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
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$410,174	$172,114
Cash and cash equivalents classified as held for sale	—	2,669
Total cash and cash equivalents	$410,174	$174,783
Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2021 Annual Report, except as follows:
Investment in unconsolidated affiliate. On February 1, 2022, the Company completed the OMP Merger (defined in Note 9—Divestitures) and received $160.0 million in cash and 20,985,668 common units representing limited partner interests of Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”), which represents approximately 21% of Crestwood’s issued and outstanding common units as of March 31, 2022. In addition, the Company and Crestwood executed a director nomination agreement pursuant to which Oasis appointed two directors to the Board of Directors of Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). The Company has determined that it has the ability to exercise significant influence over Crestwood based upon its ownership in Crestwood and its representation on the Board of Directors of Crestwood GP. Accordingly, the Company has determined its investment in Crestwood is subject to the equity method of accounting and has elected to account for the investment using the fair value option under FASB ASC 825-10, Financial Instruments. The Company measures the carrying amount of its investment in Crestwood at fair value each reporting period, with changes in fair value recorded to income from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Operations. In addition, cash distributions from Crestwood are recorded to income from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Operations. See Note 6—Fair Value Measurements and Note 11—Investment in Unconsolidated Affiliate for additional information.
Recent Accounting Pronouncements
Reference rate reform. In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform, including optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Amounts drawn under the Oasis Credit Facility (defined in Note 12—Long-Term Debt) bear interest rates in relation to LIBOR. The credit agreement governing the Oasis Credit Facility includes customary provisions to provide for replacement of LIBOR with the Secured Overnight Financing Rate, an index supported by short-term Treasury repurchase agreements, when LIBOR ceases to be available. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

3. Revenue Recognition
Revenues from contracts with customers for crude oil, natural gas and NGL sales and other services were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Crude oil revenues	$385,908	$185,818
Purchased crude oil sales	122,172	48,165
Natural gas revenues	107,594	59,172
Purchased natural gas sales	37,295	31,980
Other services revenues	—	226
Total revenues	$652,969	$325,361

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three months ended March 31, 2022 and 2021, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
4. Inventory
The following table sets forth the Company’s inventory:

	March 31, 2022	December 31, 2021

	(In thousands)
Inventory
Equipment and materials	$12,035	$12,175
Crude oil inventory	16,276	16,781
Total inventory	28,311	28,956
Long-term inventory
Linefill in third party pipelines	17,510	17,510
Total long-term inventory	17,510	17,510
Total	$45,821	$46,466

5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	March 31, 2022	December 31, 2021

	(In thousands)
Accounts receivable, net
Trade accounts	$442,112	$309,756
Joint interest accounts	39,082	40,890
Other accounts	26,888	28,270
Total accounts receivable	508,082	378,916
Less: allowance for credit losses	(3,646)	(1,714)
Total accounts receivable, net	$504,436	$377,202

Accrued liabilities
Accrued capital costs	$53,285	$33,085
Accrued lease operating expenses	42,196	29,478
Accrued oil and gas marketing	120,430	35,211
Accrued general and administrative expenses	8,319	13,270
Other accrued liabilities	36,603	39,630
Total accrued liabilities	$260,833	$150,674
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments (see Note 7)	$—	$1,284	$—	$1,284
Contingent consideration (see Note 7)	—	61,760	—	61,760
Investment in unconsolidated affiliate (see Note 11)	—	615,333	—	615,333
Total assets	$—	$678,377	$—	$678,377
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$520,160	$—	$520,160
Total liabilities	$—	$520,160	$—	$520,160

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments (see Note 7)	$—	$55	$—	$55
Contingent consideration (see Note 7)	—	44,810	—	44,810
Total assets	$—	$44,865	$—	$44,865
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$204,729	$—	$204,729
Total liabilities	$—	$204,729	$—	$204,729
Commodity derivative instruments. The fair value of the Company’s commodity derivative instruments is based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are commodity prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or the third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in forward commodity price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability by $12.3 million and $5.3 million at March 31, 2022 and December 31, 2021, respectively. See Note 7 – Derivative Instruments for additional information.
Permian Basin Sale Contingent Consideration. Pursuant to the purchase and sale agreement entered into in connection with the Company’s divestiture of its E&P assets in the Permian Basin in 2021, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX West Texas Intermediate crude oil price index (“NYMEX WTI”) crude oil exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Permian Basin Sale Contingent Consideration was determined by a third-party valuation specialist using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs include NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. See Note 7 – Derivative Instruments for additional information.

Investment in unconsolidated affiliate. The Company elected the fair value option to account for its equity method investment in Crestwood. The fair value of the investment in Crestwood was determined using Level 2 inputs based upon the quoted market price for Crestwood’s publicly traded common units, adjusted to reflect a value discount due to a restriction on the Company's ability to sell the investment 90 days from the closing date. See Note 11—Investment in Unconsolidated Affiliate for additional information.
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
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at fair value (see Note 6 – Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. Derivative settlements are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent net cash payments to or receipts from counterparties upon the maturity of a derivative contract.
At March 31, 2022, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices			Fair Value Liabilities
					Fixed Price Swaps	Floor	Ceiling
								(In thousands)
Crude oil	2022	Two-way collar	3,728,000	Bbl		$49.47	$66.56	$(108,005)
Crude oil	2022	Fixed price swaps	5,349,000	Bbl	$70.00			(132,397)
Crude oil	2023	Two-way collar	4,380,000	Bbl		$45.42	$65.05	(92,563)
Crude oil	2023	Fixed price swaps	5,265,000	Bbl	$52.24			(159,835)
Crude oil	2024	Two-way collar	372,000	Bbl		$45.00	$64.88	(6,560)
Crude oil	2024	Fixed price swaps	434,000	Bbl	$50.00			(12,053)
Natural gas	2022	Fixed price swaps	2,730,000	MMBtu	$2.82			(7,463)
								$(518,876)
As of March 31, 2022, the estimated fair value of the Permian Basin Sale Contingent Consideration was $61.8 million, which was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6 – Fair Value

Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended March 31,
Derivative Instrument	Statements of Operations Location	2022	2021

		(In thousands)
Commodity derivatives	Net loss on derivative instruments	$(384,872)	$(181,515)
Contingent consideration	Net loss on derivative instruments	16,950	—
In accordance with the FASB’s authoritative guidance on disclosures about offsetting assets and liabilities, the Company is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement. The Company’s derivative instruments are presented as assets and liabilities on a net basis by counterparty, as all counterparty contracts provide for net settlement. No margin or collateral balances are deposited with counterparties, and as such, gross amounts are offset to determine the net amounts presented in the Company’s Condensed Consolidated Balance Sheets. For additional information, see “Item 3.—Quantitative and Qualitative Disclosures about Market Risk—Counterparty and customer credit risk.”
The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$1,284	$—	$1,284
Contingent consideration	Derivative instruments — non-current assets	61,760	—	61,760
Total derivatives assets		$63,044	$—	$63,044

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$317,349	$(2,883)	$314,466
Commodity derivatives	Derivative instruments — non-current liabilities	216,308	(10,614)	205,694
Total derivatives liabilities		$533,657	$(13,497)	$520,160

		December 31, 2021
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Contingent consideration	Derivative instruments — current assets	$44,810	$—	$44,810
Commodity derivatives	Derivative instruments — non-current assets	55	—	55
Total derivatives assets		$44,865	$—	$44,865

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$96,172	$(6,725)	$89,447
Commodity derivatives	Derivative instruments — non-current liabilities	133,655	(18,373)	115,282
Total derivatives liabilities		$229,827	$(25,098)	$204,729

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2022	December 31, 2021

	(In thousands)
Proved oil and gas properties	$1,455,003	$1,393,836
Less: Accumulated depreciation, depletion and amortization	(149,966)	(107,277)
Proved oil and gas properties, net	1,305,037	1,286,559
Unproved oil and gas properties	3,488	2,001
Other property and equipment	44,555	48,981
Less: Accumulated depreciation	(16,739)	(17,109)
Other property and equipment, net	27,816	31,872
Total property, plant and equipment, net	$1,336,341	$1,320,432
9. Divestitures
2022 Divestitures
In October 2021, Oasis Midstream Partners LP (“OMP”), a master limited partnership formed by the Company to own, develop, operate and acquire midstream assets in North America, and OMP GP LLC (“OMP GP”), the general partner of OMP, entered into an Agreement and Plan of Merger (the “OMP Merger Agreement”) with Crestwood and Crestwood GP. Pursuant to the OMP Merger Agreement, the Company agreed to merge OMP into a subsidiary of Crestwood and exchange all of its OMP common units and all of the limited liability company interests of OMP GP for $160.0 million in cash and 20,985,668 common units of Crestwood (the “OMP Merger”). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation under ASC 205-20. See Note 10—Discontinued Operations.
On February 1, 2022, the Company completed the OMP Merger and received $160.0 million in cash and 20,985,668 common units of Crestwood. The Company recorded a pre-tax gain on sale of $518.9 million, which was reported within income from discontinued operations attributable to Oasis, net of income tax, on the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. The fair value of the Company’s retained investment in Crestwood as of February 1, 2022 was $568.3 million and was determined using Level 2 inputs based upon the quoted market price for Crestwood’s publicly traded common units adjusted to reflect a value discount due to a restriction on the Company's ability to sell the investment 90 days from the closing date. See Note 11—Investment in Unconsolidated Affiliate for additional information on the Company’s investment in Crestwood.
In connection with the closing of the OMP Merger, certain contracts were assigned to Crestwood for midstream services and the Company has continuing cash outflows to Crestwood for these services. The Company has determined that Crestwood is a related party. See Note 11—Investment in Unconsolidated Affiliate for additional information.
2021 Divestitures
On March 22, 2021, the Company completed the sale of certain well services equipment and inventory in connection with its 2020 exit from the well services business for total consideration of $5.5 million, comprised of cash proceeds of $2.6 million and a $2.9 million 6.6% promissory note.
Midstream Simplification. On March 30, 2021, the Company contributed to OMP its remaining 64.7% limited liability company interest in Bobcat DevCo LLC and 30.0% limited liability company interest in Beartooth DevCo LLC, as well as eliminated OMP’s incentive distribution rights, in exchange for a cash distribution of $231.5 million and 12,949,644 common units in OMP (the “Midstream Simplification”). The Midstream Simplification was accounted for as a transaction between entities under common control.

10. Discontinued Operations
The OMP Merger represented a strategic shift for the Company and qualified as a discontinued operation in accordance with ASC 205-20.
Condensed Consolidated Statements of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

Revenues
Oil and gas revenues	$—	$471
Purchased oil and gas sales (1)	(13,364)	(31,685)
Midstream revenues	23,271	61,312
Total revenues	9,907	30,098
Operating expenses
Lease operating expenses (1)	(4,535)	(15,804)
Midstream expenses	13,224	27,898
Gathering, processing and transportation expenses (1)	(3,555)	(12,394)
Purchased oil and gas expenses (1)	(12,506)	(30,528)
Depreciation, depletion and amortization	—	9,220
General and administrative expenses (1)	3,314	324
Total operating expenses	(4,058)	(21,284)
Gain on sale of assets	518,900	—
Operating income	532,865	51,382
Other expense
Interest expense, net of capitalized interest	(3,685)	(3,832)
Other expense	(93)	(27)
Total other expense	(3,778)	(3,859)
Income from discontinued operations before income taxes	529,087	47,523
Income tax expense	(41,222)	—
Income from discontinued operations, net of income tax	487,865	47,523
Net income attributable to non-controlling interests	2,311	8,327
Income from discontinued operations attributable to Oasis, net of income tax	$485,554	$39,196
__________________
(1)Includes discontinued intercompany eliminations.

Condensed Consolidated Balance Sheet
The carrying amounts of the major classes of assets and liabilities related to the OMP Merger were as follows for the period presented (in thousands):

December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$2,669
Accounts receivable, net	6,509
Inventory	8,541
Prepaid expenses	456
Total current assets of discontinued operations	18,175
Property, plant and equipment
Oil and gas properties (successful efforts method)(1)	(3,207)
Other property and equipment	933,667
Less: accumulated depreciation, depletion and amortization	(32,102)
Total property, plant and equipment, net	898,358
Operating right-of-use assets	671
Intangible assets	40,277
Goodwill	70,534
Other assets	1,303
Total non-current assets of discontinued operations	1,011,143
Total assets of discontinued operations	$1,029,318

LIABILITIES
Current liabilities
Accounts payable	$43
Revenues and production taxes payable	1,635
Accrued liabilities	36,183
Accrued interest payable	9,296
Current operating lease liabilities	733
Other current liabilities	564
Total current liabilities of discontinued operations	48,454
Long-term debt	644,078
Asset retirement obligations	904
Other liabilities	6,217
Total non-current liabilities of discontinued operations	651,199
Total liabilities of discontinued operations	$699,653
___________________________
(1) Includes discontinued intercompany eliminations.

Condensed Consolidated Statements of Cash Flows
Depreciation, depletion and amortization attributable to discontinued operations in “Cash flows from operating activities” was immaterial for the three months ended March 31, 2022 and $9.2 million for the three months ended March 31, 2021. Capital expenditures attributable to discontinued operations included in “Cash flows used in investing activities” were $6.1 million for the three months ended March 31, 2022 and $1.1 million for the three months ended March 31, 2021. There were no significant non-cash activities from discontinued operations for the periods presented.
11. Investment in Unconsolidated Affiliate
On February 1, 2022, the Company completed the OMP Merger. As of March 31, 2022, the Company owned 20,985,668 common units of Crestwood, representing approximately 21% of Crestwood’s issued and outstanding common units.
The carrying amount of the Company’s investment in Crestwood was recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Crestwood was $568.3 million as of February 1, 2022 and $615.3 million as of March 31, 2022.
During the three months ended March 31, 2022, the Company recorded an unrealized gain for the change in the fair value of its investment in Crestwood for the period from February 1, 2022 to March 31, 2022 of $47.0 million and a realized gain for a cash distribution from Crestwood of $13.1 million.
Related Party Transactions
The Company has determined that Crestwood is a related party due to its ownership of approximately 21% of Crestwood’s issued and outstanding common units and its appointment of two directors to the Board of Directors of Crestwood GP. In connection with the closing of the OMP Merger, certain contracts were assigned to Crestwood for midstream services and the Company has continuing cash outflows to Crestwood for these services.
The following table presents, on a net basis, the lease operating expenses and gathering, processing and transportation expenses incurred with Crestwood for the period presented:

Three Months Ended March 31, 2022
(In thousands)

Lease operating expenses	$11,951
Gathering, processing and transportation expenses	10,138
As of March 31, 2022, amounts due to Crestwood were $53.6 million.
Summarized Financial Information
The following table presents summarized financial information of Crestwood for the period presented:

Three Months Ended March 31, 2022
(In millions)

Revenues	$1,583.8
Costs of products/services sold	1,364.4
Net income	22.2
Net income attributable to Crestwood Equity Partners LP	12.0

12. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2022	December 31, 2021

	(In thousands)
Oasis Credit Facility	$—	$—
Oasis Senior Notes	400,000	400,000
Less: unamortized deferred financing costs on Oasis Senior Notes	(7,067)	(7,476)
Total long-term debt, net	$392,933	$392,524
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Oasis Credit Facility”) among Oasis Petroleum Inc., as parent, OPNA, as borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and the lenders party thereto, which has a maturity date of May 19, 2024. As of March 31, 2022, the Oasis Credit Facility has an overall senior secured line of credit of $1,500.0 million, a borrowing base of $900.0 million and an aggregate amount of elected commitments of $450.0 million. On May 3, 2022, the semi-annual redetermination was completed which reaffirmed the borrowing base of $900.0 million and the aggregate amount of elected commitments of $450.0 million.
At March 31, 2022, the Company had no borrowings outstanding and $2.4 million of outstanding letters of credit under the Oasis Credit Facility, resulting in an unused borrowing capacity of $447.6 million. During the three months ended March 31, 2022, the Company incurred no borrowings on the Oasis Credit Facility, resulting in a weighted average interest rate of 0.0%. For the three months ended March 31, 2021, the weighted average interest rate incurred on borrowings under the Oasis Credit Facility was 4.3%. On a quarterly basis, the Company pays a commitment fee of 0.5% on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
The fair value of the Oasis Credit Facility approximates its carrying value since borrowings under the Oasis Credit Facility bear interest at variable rates, which are tied to current market rates.
Senior unsecured notes. At March 31, 2022, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Oasis Senior Notes”). Interest on the Oasis Senior Notes is payable semi-annually on June 1 and December 1 of each year. The fair value of the Oasis Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $411.0 million at March 31, 2022.
13. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2022:

(In thousands)
Balance at December 31, 2021	$62,416
Liabilities incurred during period	1
Liabilities settled during period	(709)
Accretion expense during period	1,188
Liabilities settled through divestitures	(3)
Balance at March 31, 2022	$62,893
Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At March 31, 2022, the current portion of the total ARO balance was $4.1 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.
14. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2022 was 8.5% of pre-tax loss from continuing operations, as compared to an effective tax rate of 4.2% of pre-tax loss from continuing operations for the three months ended March 31, 2021. See Note 10—Discontinued Operations for information on the income tax provision attributable to discontinued operations.
The effective tax rates for the three months ended March 31, 2022 and 2021 were lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance, which was initially recorded against substantially all of the Company’s net deferred tax assets as of March 31, 2020 and was maintained as of March 31, 2022. This was partially offset by the impacts of equity-based compensation windfalls and state income taxes.
The Company’s estimated valuation allowance as of March 31, 2022 was $321.5 million, which decreased $78.3 million from $399.8 million as of December 31, 2021. The Company continues to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believes a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If the Company concludes it is more likely than not that a portion, or all, of its deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years, excluding the impact of the voluntary restructuring under Chapter 11 of the Bankruptcy Code in 2020. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. The Company evaluates the appropriateness of its valuation allowance on a quarterly basis.
15. Equity-Based Compensation
The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance share units (“PSUs”), leveraged stock units (“LSUs”) and phantom unit awards under the 2020 Long Term Incentive Plan. In accordance with the FASB’s authoritative guidance for share-based payments, the Company accounts for the RSAs, RSUs, PSUs and LSUs as equity classified awards and the phantom unit awards as liability classified awards.
Equity-based compensation expense from continuing operations is recognized in general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company recognized as part of continuing operations $4.8 million and $1.7 million in equity-based compensation expense related to equity classified awards during the three months ended March 31, 2022 and 2021, respectively. Equity-based compensation expense related to liability classified awards was not material during the three months ended March 31, 2022 and 2021.
Equity-based compensation expense from discontinued operations is recognized in income from discontinued operations, net of income tax on the Company’s Consolidated Statements of Operations. Equity-based compensation expense related to equity classified awards was not material during the three months ended March 31, 2022 and 2021. The Company recognized $1.9 million in equity-based compensation expense related to liability classified awards attributable to discontinued operations during the three months ended March 31, 2022. Equity-based compensation expense related to liability classified awards attributable to discontinued operations was not material during the three months ended March 31, 2021.
Restricted stock awards. RSAs are legally issued shares which vest over a three-year period subject to a service condition. The fair value of RSAs is based on the closing sales price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period. No RSAs were granted during the three months ended March 31, 2022.
Restricted stock units. RSUs are contingent shares that are scheduled to vest 25% each year over a four-year period. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period. No RSUs were granted during the three months ended March 31, 2022.
Performance share units. PSUs are contingent shares that may be earned over three-year and four-year performance periods. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance periods, with 50% of the PSU awards eligible to be earned based on performance relative to a certain group of the Company’s oil and gas peers and 50% of the PSU awards eligible to be earned based on performance relative to the broad-based Russell 2000 index. Depending on the Company’s TSR performance relative to the defined peer group, award recipients may earn between 0% and 150% of target. No PSUs were granted during the three months ended March 31, 2022.
Leveraged stock units. LSUs are contingent shares that may be earned over a three-year or four-year performance period. The number of LSUs to be earned is subject to a market condition, which is based on the TSR performance of the Company’s common stock measured against specific premium return objectives. Depending on the Company’s TSR performance, award recipients may earn between 0% and 300% of target; however, the number of shares delivered in respect to these awards during the grant cycle may not exceed ten times the fair value of the award on the grant date. No LSUs were granted during the three months ended March 31, 2022.

16. Stockholder's Equity
Base dividends. During the three months ended March 31, 2022 and 2021, the Company paid a base dividend of $0.585 per share of common stock and $0.375 per share of common stock, respectively.
On May 4, 2022, the Company declared a base dividend of $0.585 per share of common stock payable on June 1, 2022 to shareholders of record as of May 20, 2022.
Variable dividends. During the three months ended March 31, 2022, the Company paid a variable dividend of $3.00 per share of common stock. There were no variable dividends paid during the three months ended March 31, 2021.
On May 4, 2022, the Company declared a variable dividend of $2.94 per share of common stock payable on June 15, 2022 to shareholders of record as of June 1, 2022.
Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share repurchase program. In February 2022, the Board of Directors authorized a share-repurchase program covering up to $150.0 million of the Company’s common stock. The Company repurchased no shares of common stock under the share-repurchase program during the three months ended March 31, 2022.
Warrants. As of March 31, 2022, there were 1,174,359 warrants outstanding. During the three months ended March 31, 2022, there were 333,617 warrants exercised. The warrants, which are classified as equity, are exercisable to purchase one share of common stock per warrant at an exercise price of $90.57 per warrant.
17. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Oasis common shareholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the effect of potentially dilutive shares outstanding for the period using the treasury stock method, unless its effect is anti-dilutive. Potentially dilutive shares outstanding include unvested restricted stock awards, RSUs, PSUs, LSUs and warrants. There were no adjustments made to the income (loss) attributable to Oasis available to common shareholders in the calculation of diluted earnings (loss) per share.
The following table summarizes the basic and diluted weighted average common shares outstanding and the weighted average common shares excluded from the calculation of diluted weighted average common shares outstanding due to the anti-dilutive effect for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021

Weighted average common shares outstanding:
Basic and diluted	19,306	20,000

Anti-dilutive weighted average common shares:
Potential common shares	2,977	2,265
For the three months ended March 31, 2022 and 2021, the Company incurred a net loss from continuing operations, and therefore the calculation of diluted earnings (loss) per share excludes the anti-dilutive effect of all potentially dilutive shares.
18. Commitments and Contingencies
As of March 31, 2022, the Company’s material off-balance sheet arrangements and transactions include $2.4 million in outstanding letters of credit under the Oasis Credit Facility and $6.7 million in net surety bond exposure issued as financial assurance on certain agreements.
As of March 31, 2022, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 22 — Commitments and Contingencies in the Company’s 2021 Annual Report.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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
•general economic conditions;
•inflation rates;
•logistical challenges and supply chain disruptions;
•our business strategy;
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
•the possible shutdown of the Dakota Access Pipeline (“DAPL”);
•the expected timing of closing the Merger (as defined in the “Recent Developments” section below);
•the possibility that required shareholder approvals related to the Merger may not be obtained;
•the risk that a condition to closing the Merger may not be satisfied;
•the risk that either party may terminate the Merger Agreement (as defined in the “Recent Developments” section below) upon the occurrence of certain circumstances or that the closing of the Merger might be delayed or not occur at all;
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
•compliance with and changes in environmental, safety and other laws and regulations;
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
•plans, objectives, expectations and intentions contained in this report that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2021 Annual Report and in our other filings with the U.S Securities and Exchange Commission (the “SEC”).
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
We are an independent exploration and production (“E&P”) with quality and sustainable long-lived assets in the North Dakota and Montana regions of the Williston Basin. Our mission is to improve lives by safely and responsibly providing affordable, reliable and abundant energy. We are uniquely positioned with a best-in-class balance sheet and are focused on rigorous capital discipline and generating free cash flow by operating efficiently, safely and responsibly to develop our unconventional onshore oil-rich resources in the continental United States.
Recent Developments
Pending Merger
On March 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whiting Petroleum Corporation, a Delaware corporation (“Whiting”), which provides for, among other things, the combination of Oasis and Whiting in a merger of equals transaction (the “Merger”). Whiting is an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGLs and natural gas primarily in the Rocky Mountain region of the United States. We believe that the combination of Oasis and Whiting will provide operational and financial scale, increase free cash flow, and enhance the combined company’s corporate rate of return. Under the terms of the Merger Agreement, Whiting shareholders will receive 0.5774 shares of Oasis common stock and $6.25 in cash (without interest) in exchange for each share of Whiting common stock owned. In connection with the closing of the transaction, Oasis shareholders will receive a special dividend of $15.00 per share. The Merger is expected to close in the third quarter of 2022.
OMP Merger
On February 1, 2022, we completed the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP LLC, OMP’s general partner (“OMP GP”) with and into a subsidiary of Crestwood Equity Partners LP (“Crestwood”) and, in exchange, received $160.0 million in cash and 20,985,668 common units representing limited partner interests of Crestwood (the “OMP Merger”). In connection with the closing of the OMP Merger, the Company and Crestwood executed a director nomination agreement pursuant to which we designated two directors to the Board of Directors of Crestwood GP Equity LLC, a Delaware limited liability company and the general partner of Crestwood.
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, natural gas and NGLs have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future. In recent months, commodity prices have increased significantly due, in part, to economic sanctions and disruptions to global commodity markets resulting from the Russian invasion of Ukraine. In addition to rising commodity prices, our costs for labor, materials and services have increased due to, among other things, supply chain disruptions and higher demand for services. We expect these inflationary pressures to continue throughout the remainder of 2022.
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. During the first quarter of 2022, our crude oil price differentials averaged $1.22 per barrel premium to NYMEX WTI. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single crude oil or natural gas customer would have a material adverse effect on our results of operations or cash flows.
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of March 31, 2022, approximately 95% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems.

Recent Highlights:
•Production volumes averaged 69,606 barrels of oil equivalent per day (“Boepd”) (65% oil) in the first quarter of 2022.
•E&P capital expenditures were $62.9 million in the first quarter of 2022.
•Lease operating expense (“LOE”) was $10.07 per barrel of oil equivalent (“Boe”) in the first quarter of 2022.
•Crude oil differentials averaged positive $1.22 per barrel to NYMEX WTI in the first quarter of 2022.
•Paid first variable dividend of $3.00 per share of common stock on March 31, 2022 to shareholders of record as of March 21, 2022.
•Declared base dividend of $0.585 per share of common stock and variable dividend of $2.94 per share of common stock on May 4, 2022. The base dividend will be payable on June 1, 2022 to shareholders of record as of May 20, 2022, and the variable dividend will be payable on June 15, 2022 to shareholders of record as of June 1, 2022.
Results of Operations
The OMP Merger qualified for reporting as a discontinued operation. Accordingly, the results of operations of OMP have been classified as discontinued operations in the Condensed Consolidated Statement of Operations for the period from January 1, 2022 to the closing of the OMP Merger on February 1, 2022. Prior periods have been recast so that the basis of presentation is consistent with that of the 2022 condensed consolidated financial statements.
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

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Revenues (in thousands)
Crude oil revenues	$385,908	$312,103	$185,818
Natural gas revenues	107,594	106,696	59,172
Purchased oil and gas sales	159,467	102,633	80,145
Other services revenues	—	145	226
Total revenues	$652,969	$521,577	$325,361
Production data
Crude oil (MBbls)	4,048	4,087	3,313
Natural gas (MMcf)	13,300	13,450	11,015
Oil equivalents (MBoe)	6,265	6,328	5,148
Average daily production (Boepd)	69,606	68,788	57,205
Average sales prices
Crude oil (per Bbl)
Average sales price	$95.34	$76.37	$56.09
Effect of derivative settlements(1)	(16.07)	(24.26)	(6.98)
Average realized price after the effect of derivative settlements(1)	$79.27	$52.11	$49.11
Natural gas (per Mcf)(2)
Average sales price	$8.09	$7.93	$5.37
Effect of derivative settlements(1)	(0.42)	(0.81)	0.05
Average realized price after the effect of derivative settlements(1)	$7.67	$7.12	$5.42
____________________
(1)The effect of derivative settlements includes the cash received or paid for the gains or losses on commodity derivatives settled in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
(2)Natural gas prices include the value for natural gas and NGLs.
Three months ended March 31, 2022 as compared to three months ended December 31, 2021
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $74.7 million to $493.5 million for the three months ended March 31, 2022. This increase was primarily driven by a $77.5 million increase due to higher crude oil realized prices and a $2.2 million increase due to higher natural gas realized prices, offset by a $4.9 million decrease driven by lower crude oil and natural gas production volumes sold quarter over quarter due to fewer days in the period. Average crude oil sales prices, without derivative settlements, increased by $18.97 per barrel quarter over quarter to an average of $95.34 per barrel for the three months ended March 31, 2022. Average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $0.16 per Mcf quarter over quarter to an average of $8.09 per Mcf for the three months ended March 31, 2022. Average daily production volumes sold increased by 818 Boepd to 69,606 Boepd quarter over quarter primarily driven by an increase in existing well production in the Williston Basin.
Purchased oil and gas sales. Purchased oil and gas sales increased $56.8 million to $159.5 million for the three months ended March 31, 2022. This increase was primarily due to higher crude oil sales prices quarter over quarter, coupled with an increase in crude oil volumes purchased and then subsequently sold.

Three months ended March 31, 2022 as compared to three months ended March 31, 2021
Crude oil and natural gas revenues. Our crude oil and natural gas revenues increased $248.5 million to $493.5 million for the three months ended March 31, 2022. This increase was primarily driven by a $130.0 million increase due to higher crude oil realized prices and a $30.0 million increase due to higher natural gas realized prices, coupled with an $88.6 million increase due to higher crude oil and natural gas production volumes sold period over period. Average crude oil sales prices, without derivative settlements, increased by $39.25 per barrel to an average of $95.34 per barrel, and average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $2.72 per Mcf to an average of $8.09 per Mcf for the three months ended March 31, 2022. Average daily production volumes sold increased by 12,401 Boepd to 69,606 Boepd period over period. The increase in average daily production volumes sold period over period was primarily attributable to production volumes from oil and gas properties acquired in the fourth quarter of 2021, offset by production volumes attributable to the Permian Basin oil and gas properties that were divested in June of 2021.
Purchased oil and gas sales. Purchased oil and gas sales increased $79.3 million to $159.5 million for the three months ended March 31, 2022. This increase was primarily due to higher crude oil sales prices period over period, coupled with an increase in crude oil volumes purchased and then subsequently sold.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$63,076	$57,560	$51,064
Other services expenses	111	—	—
Gathering, processing and transportation expenses	32,398	31,694	28,105
Purchased oil and gas expenses	161,627	104,183	78,938
Production taxes	35,858	25,902	16,280
Depreciation, depletion and amortization	44,673	42,459	30,770
Exploration expenses	510	823	423
Impairment	—	—	3
General and administrative expenses	24,367	19,188	20,413
Total operating expenses	362,620	281,809	225,996
Gain (loss) on sale of properties	1,521	(5,667)	88
Operating income	291,870	234,101	99,453
Other income (expense)
Net loss on derivative instruments	(367,922)	(39,298)	(181,515)
Income from unconsolidated affiliate	60,137	—	—
Interest expense, net of capitalized interest	(7,216)	(7,361)	(4,865)
Other income (expense)	1,754	(215)	485
Total other expense, net	(313,247)	(46,874)	(185,895)
Income (loss) from continuing operations	(21,377)	187,227	(86,442)
Income tax benefit	1,826	973	3,654
Net income (loss) from continuing operations	(19,551)	188,200	(82,788)
Income from discontinued operations attributable to Oasis, net of income tax	485,554	29,682	39,196
Net income (loss) attributable to Oasis	$466,003	$217,882	$(43,592)
Costs and expenses (per Boe of production)
Lease operating expenses	$10.07	$9.10	$9.92
Gathering, processing and transportation expenses	5.17	5.01	5.46
Production taxes	5.72	4.09	3.16

Three months ended March 31, 2022 as compared to three months ended December 31, 2021
Lease operating expenses. LOE increased $5.5 million to $63.1 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. This increase was primarily due to higher workover costs of $4.3 million driven by an increase in workover projects, coupled with higher fixed costs of $1.3 million. LOE per Boe increased from $9.10 per Boe to $10.07 per Boe primarily due to higher costs.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses increased $0.7 million to $32.4 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The increase was due to higher crude oil gathering and transportation expenses of $2.7 million primarily due to an increase in expenses attributable to pipeline loss allowance and crude vapors, partially offset by lower natural gas gathering and processing expenses of $1.7 million. GPT per Boe increased $0.16 to $5.17 for the three months ended March 31, 2022 due to the higher aforementioned costs. Cash GPT per Boe, which excludes non-cash valuation adjustments, increased to $5.22 for the three months ended March 31, 2022 as compared to $5.01 for the three months ended December 31, 2021. Cash GPT is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $57.4 million to $161.6 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. This increase was primarily due to higher crude oil prices quarter over quarter, coupled with an increase in crude oil volumes purchased.
Production taxes. Production taxes increased $10.0 million to $35.9 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. This increase was primarily due to higher crude oil and natural gas revenues. The production tax rate as a percentage of crude oil and natural gas sales was 7.3% for the three months ended March 31, 2022, compared to 6.2% for the three months ended December 31, 2021. This increase quarter over quarter was primarily due to production tax incentives realized during the three months ended December 31, 2021.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses increased $2.2 million to $44.7 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The increase was primarily due to higher depletion expense of $5.8 million driven by a $0.65 per Boe increase in the depletion rate to $6.81 per Boe during the three months ended March 31, 2022. The increase in the depletion rate was driven by lower proved developed reserves, partially offset by lower costs. Fixed DD&A expense decreased $3.5 million primarily due to well service equipment that is fully depreciated.
General and administrative expenses. General and administrative (“G&A”) expenses increased $5.2 million to $24.4 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. This increase was primarily due to transaction related fees incurred during the three months ended March 31, 2022 of $4.1 million, coupled with an increase in estimated credit loss expenses of $2.5 million.
Derivative instruments. We recorded a $367.9 million net loss on derivative instruments for the three months ended March 31, 2022, which was comprised of an unrealized loss of $297.3 million and a realized loss of $70.7 million. The unrealized loss of $297.3 million was due to a loss of $314.2 million related to the change in the fair value of outstanding commodity derivative contracts, offset by a gain of $17.0 million related to the change in the fair value of an outstanding contract for contingent consideration accounted for as an embedded derivative. The realized loss of $70.7 million was due to settlement payments of $65.0 million for crude oil contracts and $5.6 million for natural gas contracts. During the three months ended December 31, 2021, we recorded a $39.3 million net loss on derivative instruments, including $110.1 million of net cash settlement payments and $138.5 million of payments to modify the strike price on outstanding crude oil swap contracts.
Income from investment in unconsolidated affiliate. We recorded $60.1 million of income related to our investment in Crestwood for the three months ended March 31, 2022, which was comprised of an unrealized gain of $47.0 million due to the change in the fair value of the investment from February 1, 2022 to March 31, 2022, and a realized gain of $13.1 million due to a distribution from Crestwood during the three months ended March 31, 2022.

Income tax benefit. Our income tax benefit was recorded at 8.5% of pre-tax loss from continuing operations for the three months ended March 31, 2022 and (0.5)% of pre-tax income from continuing operations for the three months ended December 31, 2021. Our effective tax rate for the three months ended March 31, 2022 was higher than the effective tax rate for the three months ended December 31, 2021 primarily due to the impacts of the change in the valuation allowance and equity-based compensation windfalls, partially offset by the impact of the discharge of debt and other reorganization items recorded during the three months ended December 31, 2021.
Income from discontinued operations attributable to Oasis, net of income tax. Income from discontinued operations attributable to Oasis, net of income tax for the three months ended March 31, 2022 represents income from OMP for the period prior to the completion of the OMP Merger on February 1, 2022. We recorded income from discontinued operations attributable to Oasis, net of income tax of $485.6 million for the three months ended March 31, 2022. This was primarily comprised of a gain on sale of $518.9 million, coupled with midstream revenues of $23.3 million, offset by midstream expenses of $13.2 million, interest expense of $3.7 million and income tax expense of $41.2 million. Income from discontinued operations attributable to Oasis, net of income tax was $29.7 million for the three months ended December 31, 2021, which included midstream revenues of $70.4 million, offset by midstream expenses of $38.2 million, and interest expense of $11.0 million.
Three months ended March 31, 2022 as compared to three months ended March 31, 2021
Lease operating expenses. LOE increased $12.0 million to $63.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in costs in the Williston Basin of $17.2 million due to higher fixed costs of $10.6 million, higher workover costs of $3.8 million and higher LOE from non-operated properties of $2.1 million. This was offset by $5.2 million of costs incurred during the three months ended March 31, 2021 on our Permian Basin properties that were divested in June of 2021. LOE per Boe increased $0.15 per Boe to $10.07 per Boe for the three months ended March 31, 2022 primarily due to higher costs.
Gathering, processing and transportation expenses. GPT expenses increased $4.3 million to $32.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was due to higher crude oil gathering and transportation expenses of $4.5 million primarily due to an increase in volumes, partially offset by lower natural gas gathering and processing expenses of $1.7 million. In addition, there was an increase of $1.5 million related to non-cash valuation adjustments for pipeline imbalances. GPT per Boe decreased $0.29 to $5.17 for the three months ended March 31, 2022 due primarily to higher production volumes. Cash GPT per Boe decreased to $5.22 for the three months ended March 31, 2022 as compared to $5.82 for the three months ended March 31, 2021. Cash GPT is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $82.7 million to $161.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to higher crude oil prices period over period, coupled with higher crude oil volumes purchased in the Williston Basin.
Production taxes. Production taxes increased $19.6 million to $35.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to higher crude oil and natural gas revenues. The production tax rate as a percentage of crude oil and natural gas sales was 7.3% for the three months ended March 31, 2022, compared to 6.6% for the three months ended March 31, 2021. The production tax rate as a percentage of crude oil and natural gas revenues increased period over period primarily due to the impact from the divestiture of our E&P assets in the Permian Basin in June of 2021, which were charged a lower production tax rate.
Depreciation, depletion and amortization. DD&A expenses increased $13.9 million to $44.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to higher depletion expense of $16.6 million driven by a $21.7 million increase in the Williston Basin, offset by $5.1 million related to our Permian Basin properties that were divested in June of 2021. Depletion expense in the Williston Basin increased due to an increase in the depletion rate and higher production volumes. The depletion rate increased $2.14 per Boe to $6.81 per Boe for the three months ended March 31, 2022 due to higher costs offset by higher proved reserves. Fixed DD&A expense decreased $2.7 million primarily due to well service equipment that is fully depreciated.
General and administrative expenses. G&A expenses increased $4.0 million to $24.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to transaction related fees incurred during the three months ended March 31, 2022 of $4.1 million, coupled with an increase in non-cash equity-based compensation expenses of $3.1 million and estimated credit loss expenses of $2.2 million. These increases were offset by a reduction in cash compensation expenses of $6.3 million due to a 33% decrease in employee headcount.

Derivative instruments. We recorded a $367.9 million net loss on derivative instruments for the three months ended March 31, 2022, which was comprised of an unrealized loss of $297.3 million and a realized loss of $70.7 million. The unrealized loss of $297.3 million was due to a loss of $314.2 million related to the change in the fair value of outstanding commodity derivative contracts, offset by a gain of $17.0 million related to the change in the fair value of an outstanding contract for contingent consideration accounted for as an embedded derivative. The realized loss of $70.7 million was due to settlement payments of $65.0 million for crude oil contracts and $5.6 million for natural gas contracts. During the three months ended March 31, 2021, we recorded a $181.5 million net loss on derivative instruments, including net cash settlement payments of $22.6 million.
Income from investment in unconsolidated affiliate. We recorded $60.1 million of income related to our investment in Crestwood for the three months ended March 31, 2022, which was comprised of an unrealized gain of $47.0 million due to changes in the fair value of the investment from February 1, 2022 to March 31, 2022, and a realized gain of $13.1 million due to a distribution from Crestwood during the three months ended March 31, 2022.
Interest expense, net of capitalized interest. Interest expense increased $2.4 million to $7.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to interest expense incurred on our senior unsecured notes, which were issued in the second quarter of 2021, offset by a reduction in interest expense incurred on our revolving credit facility which was undrawn during the three months ended March 31, 2022. Interest capitalized during the three months ended March 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively.
Income tax benefit. Our income tax benefit was recorded at 8.5% and 4.2% of pre-tax loss from continuing operations for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate for the three months ended March 31, 2022 was higher than the effective tax rate for the three months ended March 31, 2021 primarily due to the impacts of the change in the valuation allowance, partially offset by the impacts of non-controlling interests and equity-based compensation.
Income from discontinued operations attributable to Oasis, net of income tax. Income from discontinued operations attributable to Oasis, net of income tax for the three months ended March 31, 2022 represents income from OMP for the period prior to the completion of the OMP Merger on February 1, 2022. We recorded income from discontinued operations attributable to Oasis, net of income tax of $485.6 million for the three months ended March 31, 2022.This was primarily comprised of a gain on sale of $518.9 million, coupled with midstream revenues of $23.3 million, offset by midstream expenses of $13.2 million, interest expense of $3.7 million and income tax expense of $41.2 million. Income from discontinued operations attributable to Oasis, net of income tax was $39.2 million for the three months ended March 31, 2021, which included midstream revenues of $61.3 million, offset by midstream expenses of $27.9 million, depreciation expense of $9.2 million and interest expense of $3.8 million.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been cash flows from operations, proceeds received in connection with the completion of the merger of OMP into Crestwood and distributions from Crestwood for our ownership of Crestwood limited partnership units. Our primary uses of cash have been for derivative settlements, dividends paid to our shareholders, capital expenditures for the development of oil and gas properties and interest payments on our long-term debt.
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, and obligations associated with our operating and finance leases. In February 2022, we announced a plan to return $280 million of capital to shareholders ($70 million per quarter) through a base dividend, variable dividends and incremental share repurchases. In addition, we expect to continue to incur transaction costs related to the Merger for advisory, legal and other third-party fees. See “Recent Developments—Pending Merger” for additional information.
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
As of March 31, 2022, we had $857.8 million of liquidity available, including $410.2 million in cash and cash equivalents and $447.6 million of aggregate unused borrowing capacity available under our revolving credit facility.

Revolving credit facility. We have a reserves-based credit agreement which matures on May 19, 2024 and has an overall senior secured line of credit of $1.5 billion. As of March 31, 2022 the revolving credit facility had a borrowing base of $900.0 million and an aggregate amount of elected commitments of $450.0 million. On May 3, 2022, the semi-annual redetermination was completed which reaffirmed the borrowing base of $900.0 million and the aggregate amount of elected commitments of $450.0 million. As of March 31, 2022, we had no borrowings outstanding and $2.4 million of outstanding letters of credit, resulting in an unused borrowing capacity of $447.6 million.
Senior unsecured notes. As of March 31, 2022, we have $400.0 million of 6.375% senior unsecured notes outstanding that mature on June 1, 2026. Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1 of each year.
Cash flows
The Condensed Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations.
Our cash flows for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended
	2022	2021

	(In thousands)
Net cash provided by operating activities	$265,580	$190,413
Net cash provided by (used in) investing activities	29,303	(41,868)
Net cash used in financing activities	(59,492)	(55,717)
Increase in cash and cash equivalents	$235,391	$92,828
Cash flows provided by operating activities
Net cash provided by operating activities was $265.6 million for the three months ended March 31, 2022. The increase in net cash provided by operating activities from the three months ended March 31, 2021 was due primarily to higher crude oil and natural gas revenues, partially offset by higher LOE and GPT expenses. Refer to “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in certain expenses between periods.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund development of our oil and gas properties and the impact of our outstanding derivative instruments. We had a working capital surplus of $51.2 million and $30.3 million at March 31, 2022 and December 31, 2021, respectively. We believe we have adequate liquidity to meet our working capital requirements. Our working capital increased primarily due to higher cash and cash equivalents and accounts receivable, partially offset by increases in the net liability related to our short-term derivative instruments, accrued liabilities and revenues and production taxes payable.
Cash flows provided by (used in) investing activities
Net cash provided by investing activities was $29.3 million for the three months ended March 31, 2022. The increase in net cash provided by investing activities of $71.2 million from the three months ended March 31, 2021 was primarily due to proceeds of $160.0 million received in connection with the completion of the merger of OMP into Crestwood, coupled with a $13.1 million distribution received for our ownership of Crestwood common units. These sources of cash flows from investing activities were partially offset by an increase of $26.9 million for capital expenditures related to the development of oil and gas properties, and an increase of $48.1 million for cash payments related to the settlement of commodity derivatives.
Cash flows used in financing activities
Net cash used in financing activities of $59.5 million for the three months ended March 31, 2022 was primarily attributable to dividends paid to shareholders. Net cash used in financing activities for the three months ended March 31, 2021 of $55.7 million was primarily attributable to net principal payments on the Oasis and OMP revolving credit facilities of $476.0 million, offset by net proceeds from the issuance of OMP’s senior unsecured notes of $440.1 million.

Capital expenditures
Our capital expenditures (“CapEx”) from continuing operations are summarized in the following table:

Three Months Ended
March 31, 2022

(In thousands)
Capital expenditures
E&P	$62,889
Other capital expenditures(1)	626
Total E&P and other CapEx	$63,515
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $0.6 million for the three months ended March 31, 2022.
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
Dividends
Base dividends. During the three months ended March 31, 2022 and 2021, we paid a base dividend of $0.585 per share of common stock and $0.375 per share of common stock, respectively.
On May 4, 2022, we declared a base dividend of $0.585 per share of common stock payable on June 1, 2022 to shareholders of record as of May 20, 2022.
Variable dividends. During the three months ended March 31, 2022, we paid a variable dividend of $3.00 per share of common stock. There were no variable dividends paid during the three months ended March 31, 2021.
On May 4, 2022, we declared a variable dividend of $2.94 per share of common stock payable on June 15, 2022 to shareholders of record as of June 1, 2022.
Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
The Board of Directors has authorized a $150 million share repurchase program. There were no shares of common stock repurchased pursuant to the share repurchase program during the three months ended March 31, 2022.
Non-GAAP Financial Measures
The following measures described below are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. These non-GAAP financial measures should not be considered in isolation or as a substitute for GPT expenses, G&A expenses, interest expense, net income (loss), operating income (loss) and net cash provided by (used in) operating activities or any other measures prepared under GAAP. Because these non-GAAP financial measures exclude some but not all items that affect net income (loss) and may vary among companies, the amounts presented may not be comparable to similar metrics of other companies.
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

	Three Months Ended March 31,
	2022	2021

	(In thousands)
GPT	$32,398	$28,105
Pipeline imbalances	316	1,847
Cash GPT	$32,714	$29,952
Cash G&A
We define Cash G&A as total G&A expenses less G&A expenses attributable to discontinued operations, non-cash equity-based compensation expenses, G&A attributable to shared service allocations and other non-cash charges. Cash G&A is not a measure of G&A expenses as determined by GAAP. Management believes that the presentation of Cash G&A provides useful additional information to investors and analysts to assess our operating costs in comparison to peers without regard to G&A expenses that were allocated to equity-based compensation programs and other non-cash items, which can vary substantially from company to company.
The following table presents a reconciliation of the GAAP financial measure of G&A expenses to the non-GAAP financial measure of Cash G&A for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
General and administrative expenses	$27,681	$20,737
Less: General and administrative expenses attributable to discontinued operations	3,314	324
General and administrative expenses attributable to continuing operations	24,367	20,413
Equity-based compensation expenses	(4,800)	(1,688)
G&A expenses attributable to shared services	(1,624)	(4,739)
Other non-cash adjustments	(2,218)	669
Cash G&A	$15,725	$14,655
Cash Interest
We define Cash Interest as interest expense less interest expense attributable to discontinued operations plus capitalized interest less amortization and write-offs of deferred financing costs. Cash Interest is not a measure of interest expense as determined by GAAP. Management believes that the presentation of Cash Interest provides useful additional information to investors and analysts for assessing the interest charges incurred on our debt to finance our operating activities and our ability to maintain compliance with our debt covenants.

The following table presents a reconciliation of the GAAP financial measure of interest expense to the non-GAAP financial measures of Cash Interest for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Interest expense	$10,901	$8,697
Less: Interest expense attributable to discontinued operations	3,685	3,832
Interest expense attributable to continuing operations	7,216	4,865
Capitalized interest	600	418
Amortization of deferred financing costs(1)	(855)	(2,367)
Cash Interest	$6,961	$2,916

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

The following table presents reconciliations of the GAAP financial measures of net income (loss) including non-controlling interests and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and Adjusted Free Cash Flow for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net income (loss) including non-controlling interests	$468,314	$(35,265)
Gain on sale of properties	(520,421)	(88)
Net loss on derivative instruments	367,922	181,515
Derivative settlements	(70,670)	(22,596)
Income from investment in unconsolidated affiliate	(60,137)	—
Cash distributions from investment in unconsolidated affiliate	13,116	—
Interest expense, net of capitalized interest	10,901	8,697
Depreciation, depletion and amortization	44,673	39,990
Impairment	—	3
Exploration expenses	510	423
Equity-based compensation expenses	4,848	2,198
Income tax (benefit) expense	39,396	(3,654)
Other non-cash adjustments	1,260	(2,692)
Adjusted EBITDA	299,712	168,531
Adjusted EBITDA attributable to discontinued operations	(12,296)	(56,348)
Cash distributions from OMP and DevCo Interests	—	13,266
Adjusted EBITDA from continuing operations	$287,416	$125,449
Cash Interest	(6,961)	(2,916)
E&P and other capital expenditures	(63,515)	(29,009)
Capitalized interest	600	418
Adjusted Free Cash Flow	$217,540	$93,942

Net cash provided by operating activities	$265,580	$190,413
Derivative settlements	(70,670)	(22,596)
Cash distributions from investment in unconsolidated affiliate	13,116	—
Interest expense, net of capitalized interest	10,901	8,697
Exploration expenses	510	423
Deferred financing costs amortization and other	(3,433)	(2,320)
Current tax expense	39,403	—
Changes in working capital	43,045	(3,394)
Litigation settlement	—	—
Other non-cash adjustments	1,260	(2,692)
Adjusted EBITDA	299,712	168,531
Adjusted EBITDA attributable to discontinued operations	(12,296)	(56,348)
Cash distributions from OMP and DevCo Interests	—	13,266
Adjusted EBITDA from continuing operations	$287,416	$125,449
Cash Interest	(6,961)	(2,916)
E&P and other capital expenditures	(63,515)	(29,009)
Capitalized interest	600	418
Adjusted Free Cash Flow	$217,540	$93,942

Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 6—Fair Value Measurements” for a discussion of our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2021 Annual Report.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, including commodity price risk, interest rate risk and counterparty and customer risk. We address these risks through a program of risk management, including the use of derivative instruments.
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, natural gas and NGL prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2021 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
In connection with sale of our upstream assets in the Permian Basin in June 2021, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter our right to receive any remaining earn-out payments is terminated.
We had a net derivative liability position of $518.9 million at March 31, 2022 in connection with our commodity derivative contracts. A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $153.7 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $151.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” to our unaudited condensed consolidated financial statements for additional information regarding our derivative instruments.
Interest rate risk. At March 31, 2022, we had $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.375% per annum. At March 31, 2022, we had no borrowings and $2.4 million of outstanding letters of credit issued under our revolving credit facility. Borrowings under the revolving credit facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a London interbank offered rate (“LIBOR”) loan (defined in the Credit Agreement to the revolving credit facility as a Eurodollar loan) or a domestic bank prime interest rate loan (defined in the Credit Agreement to the revolving credit facility as an Alternate Based Rate or “ABR” loan). At March 31, 2022, there were no outstanding borrowings under our revolving credit facility. At March 31, 2022, any outstanding Eurodollar and ABR loans would have borne interest at their respective interest rates plus a 3.00% margin on any outstanding Eurodollar loans and a 2.00% margin on any outstanding ABR loans. The unused borrowing base capacity is subject to a commitment fee of 0.5%.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three months ended March 31, 2022, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2021 Annual Report. There have been no material changes in our risk factors from those described in our 2021 Annual Report, except as described below.
New climate disclosure rules proposed by the U.S. Securities and Exchange Commission may increase our costs of compliance and adversely impact our business.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. For more information on our risks related to ESG matters and attention to climate change, see our 2021 Form 10-K risk factors “Increasing attention and federal actions in regards to Environmental, Social or Governance (“ESG”) matters may impact our business” and “Our operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, restrictions on drilling and reduced demand for the crude oil and natural gas that we produce.”
Risks Relating to the Merger
The Merger is subject to a number of conditions which may delay the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits or result in termination of the Merger Agreement.
Our obligations and the obligations of Whiting to consummate the Merger are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the Merger Agreement, including the approval by our shareholders of issuance of shares of the Company’s common stock to Whiting shareholders in connection with the Merger and the approval and adoption of the Merger Agreement and the transactions contemplated therein, including the Merger, by the Whiting shareholders. Many of the conditions to completion of the Merger are not within our control and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Outside Date (as such term is defined in the Merger Agreement), it is possible that the Merger Agreement may be terminated.
Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the Merger promptly, these and other conditions may fail to be satisfied. In addition, completion of the Merger may take longer, and could cost more, than we expect. The requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent them from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits that we expect to achieve if the Merger and the integration of businesses are completed within the expected timeframe.
The Merger Agreement subjects us to restrictions on our business activities prior to closing the Merger.
The Merger Agreement subjects us to restrictions on our business activities prior to closing the Merger. The Merger Agreement obligates us to generally conduct our businesses in the ordinary course until the closing and to, among other things, use our reasonable best efforts to (i) preserve substantially intact our present business organization, goodwill and assets, (ii) keep available the services of our current officers and employees and (iii) preserve our existing relationships with governmental entities and significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

We may not realize anticipated benefits and synergies expected from the Merger.
Achieving the expected benefits of the Merger depends in part on successfully consolidating the Company’s and Whiting’s functions and integrating their operations and procedures in a timely and efficient manner, as well as being able to realize the anticipated growth opportunities and synergies from combining the companies’ businesses and operations. We may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and operating results. The Merger could also result in difficulties in being able to hire, train or retain qualified personnel to manage and operate the combined company’s properties.
Achieving the expected benefits of the Merger requires, among other things, realization of the targeted synergies expected from the Merger, and there can be no assurance that we will be able to successfully integrate Whiting’s assets or otherwise realize the expected benefits of the Merger. The anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Difficulties in integrating Whiting’s assets and operations may result in the combined company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the Merger include:
•disruptions of relationships with customers, distributors, suppliers, vendors, landlords and other business partners as a result of uncertainty associated with the Merger;
•difficulties integrating our business with the business of Whiting in a manner that permits us to achieve the full revenue and cost savings anticipated from the transaction;
•complexities associated with managing a larger and more complex business, including difficulty addressing possible inconsistencies in, standards, controls or operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•difficulties realizing anticipated synergies;
•difficulties integrating personnel, vendors and business partners;
•loss of key employees who are critical to our future operations due to uncertainty about their roles within the Company following the Merger or other concerns regarding the Merger;
•potential unknown liabilities and unforeseen expenses;
•performance shortfalls at one or more of the companies as a result of the diversion of management’s attention to integration efforts; and
•disruption of, or the loss of momentum in, each company’s ongoing business.
We have also incurred, and expect to continue to incur, a number of costs associated with completing the Merger and combining the businesses of Whiting and Oasis. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. Matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of Whiting and Oasis in an efficient and timely manner; consolidating systems and management controls and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined company may have an adverse effect on our business, reputation, financial condition and results of operations.
The market price for our common stock following the Merger may be affected by factors different from those that historically have affected or currently affect the market price of our common stock.
Our financial position following the Merger may differ from our financial position before the Merger, and the results of operations of the combined company may be affected by factors that are different from those currently affecting the results of our operations. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock prior to the Merger.
Our shareholders and Whiting shareholders, in each case as of immediately prior to the Merger, will have reduced ownership in the combined company.

We anticipate issuing 0.5774 shares of the Company’s common stock to Whiting shareholders in exchange for each share of Whiting common stock, pursuant to the Merger Agreement. The issuance of these new shares could have the effect of depressing the market price of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our common stock to decline or increase at a reduced rate.
Following the completion of the Merger, it is anticipated that persons who were shareholders of Oasis and Whiting immediately prior to the Merger will own approximately 47% and 53% of the combined company, respectively. As a result, our current shareholders and Whiting’s current shareholders will have less influence on the policies of the combined company than they currently have on our policies and the polices of Whiting, respectively.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2022:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)
January 1 – January 31, 2022	7,420	$132.21	—	$150,000,000
February 1 – February 28, 2022	23,514	128.92	—	150,000,000
March 1 – March 31, 2022	186	130.91	—	150,000,000
Total	31,120	$129.72	—
___________________
(1)The Company withheld 31,120 shares of common stock to satisfy tax withholding obligations upon vesting of restricted stock units.
(2)In February 2022, the Board of Directors authorized a share-repurchase program covering up to $150 million of the Company's common stock. This share-repurchase program expires on December 31, 2022. There were no repurchases made pursuant to this program during the three months ended March 31, 2022.
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

2.2
Agreement and Plan of Merger, dated as of March 7, 2022 by and among Oasis Petroleum Inc., Ohm Merger Sub Inc., New Ohm LLC and Whiting Petroleum Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on March 8, 2022, and incorporated herein by reference).

10.1
Letter Agreement, dated as of March 7, 2022, between Oasis Petroleum Inc. and Lynn A. Peterson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 8, 2022, and incorporated herein by reference).

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

OASIS PETROLEUM INC.

Date:	May 5, 2022	By:	/s/ Daniel E. Brown
Daniel E. Brown
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)