Form 10-Q
period 2022-06-30
Chord Energy Corp
filed 2022-08-04
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 1-34776

Chord Energy Corporation (Exact name of registrant as specified in its charter)

Delaware	80-0554627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1500
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 404-9500 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CHRD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at July 29, 2022: 41,454,152 shares.

CHORD ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

EXPLANATORY NOTE
On July 1, 2022, Oasis Petroleum Inc. (“Oasis”) and Whiting Petroleum Corporation (“Whiting”) completed their previously announced merger of equals transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 7, 2022. In accordance with the Merger Agreement, (i) Ohm Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Oasis (“Merger Sub”), merged with and into Whiting, with Whiting continuing its existence as the surviving corporation (the “Surviving Corporation”) and a direct wholly-owned subsidiary of Oasis (the “Company Merger”) and (ii) immediately following the Company Merger, the Surviving Corporation merged with and into New Ohm LLC, a Delaware limited liability company and wholly-owned subsidiary of Oasis (“LLC Sub”), with LLC Sub continuing its existence as the surviving entity and a directly wholly-owned subsidiary of Oasis (the “LLC Sub Merger” and together with the Company Merger, the “Merger”). Upon completion of the Merger, Oasis changed its name to Chord Energy Corporation (“Chord” or the “Company”) and, subsequently, LLC Sub changed its name to Whiting Holdings LLC (“Whiting Holdings”).
Although this Quarterly Report on Form 10-Q is filed after the completion of the Merger, unless otherwise specifically noted herein, information set forth herein only relates to the period as of and for the quarter and year to date periods ended June 30, 2022 and therefore does not include the information of Whiting Holdings for those periods. Accordingly, unless otherwise specifically noted herein, references herein to Chord, the Company, we, us, or our refer only to Chord and its subsidiaries prior to the Merger and does not include Whiting Holdings and its subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$571,114	$172,114
Accounts receivable, net	494,949	377,202
Inventory	43,010	28,956
Prepaid expenses	5,160	6,016
Other current assets	884	1,836
Current assets held for sale	—	1,029,318
Total current assets	1,115,117	1,615,442
Property, plant and equipment
Oil and gas properties (successful efforts method)	1,502,168	1,395,837
Other property and equipment	42,287	48,981
Less: accumulated depreciation, depletion and amortization	(207,387)	(124,386)
Total property, plant and equipment, net	1,337,068	1,320,432
Derivative instruments	59,080	44,865
Investment in unconsolidated affiliate	505,335	—
Long-term inventory	19,188	17,510
Operating right-of-use assets	11,154	15,782
Other assets	15,468	12,756
Total assets	$3,062,410	$3,026,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,270	$2,136
Revenues and production taxes payable	341,402	270,306
Accrued liabilities	534,239	150,674
Accrued interest payable	2,715	2,150
Derivative instruments	338,148	89,447
Advances from joint interest partners	2,944	1,892
Current operating lease liabilities	7,419	7,893
Other current liabilities	19,581	1,046
Current liabilities held for sale	—	699,653
Total current liabilities	1,249,718	1,225,197
Long-term debt	393,354	392,524
Deferred income taxes	—	7
Asset retirement obligations	60,055	57,604
Derivative instruments	145,302	115,282
Operating lease liabilities	2,879	6,724
Other liabilities	13,006	7,876
Total liabilities	1,864,314	1,805,214
Commitments and contingencies (Note 18)

Stockholders’ equity
Common stock, $0.01 par value: 60,000,000 shares authorized; 20,533,880 shares issued and 19,662,862 shares outstanding at June 30, 2022 and 20,147,199 shares issued and 19,276,181 shares outstanding at December 31, 2021	206	200
Treasury stock, at cost: 871,018 shares at June 30, 2022 and at December 31, 2021	(100,000)	(100,000)
Additional paid-in capital	883,801	863,010
Retained earnings	414,089	269,690
Chord share of stockholders' equity	1,198,096	1,032,900
Non-controlling interests	—	188,673
Total stockholders' equity	1,198,096	1,221,573
Total liabilities and stockholders' equity	$3,062,410	$3,026,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Revenues
Oil and gas revenues	$538,567	$254,995	$1,032,069	$499,985
Purchased oil and gas sales	250,489	108,822	409,956	188,967
Other services revenues	324	195	324	421
Total revenues	789,380	364,012	1,442,349	689,373
Operating expenses
Lease operating expenses	67,722	50,420	130,798	101,484
Other services expenses	12	21	123	21
Gathering, processing and transportation expenses	31,813	32,787	64,210	60,892
Purchased oil and gas expenses	252,058	111,023	413,684	189,961
Production taxes	40,081	16,208	75,938	32,488
Depreciation, depletion and amortization	42,136	29,231	86,809	60,001
Exploration expenses	278	1,250	788	1,673
Impairment	—	—	—	3
General and administrative expenses	24,822	20,999	49,189	41,412
Total operating expenses	458,922	261,939	821,539	487,935
Gain on sale of assets	319	222,980	1,840	223,068
Operating income	330,777	325,053	622,650	424,506
Other income (expense)
Net loss on derivative instruments	(98,253)	(267,037)	(466,175)	(448,552)
Net loss from investment in unconsolidated affiliate	(96,253)	—	(36,116)	—
Interest expense, net of capitalized interest	(6,949)	(11,423)	(14,165)	(16,288)
Other income (expense)	1,298	(1,141)	3,050	(656)
Total other expense, net	(200,157)	(279,601)	(513,406)	(465,496)
Income (loss) from continuing operations before income taxes	130,620	45,452	109,244	(40,990)
Income tax benefit (expense)	219	(3,654)	2,044	—
Net income (loss) from continuing operations	130,839	41,798	111,288	(40,990)
Income from discontinued operations attributable to Chord, net of income tax	—	31,566	485,554	70,762
Net income attributable to Chord	$130,839	$73,364	$596,842	$29,772
Earnings (loss) attributable to Chord per share:
Basic from continuing operations	$6.69	$2.10	$5.73	$(2.05)
Basic from discontinued operations	—	1.59	24.99	3.55
Basic total (Note 17)	$6.69	$3.69	$30.72	$1.49
Diluted from continuing operations	$6.23	$2.01	$5.30	$(2.05)
Diluted from discontinued operations	—	1.52	23.14	3.55
Diluted total (Note 17)	$6.23	$3.52	$28.44	$1.49
Weighted average shares outstanding:
Basic (Note 17)	19,553	19,904	19,430	19,952
Diluted (Note 17)	20,990	20,822	20,983	19,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation	94	—	—	—	4,800	—	48	4,848
Tax withholding on vesting of equity-based awards	(31)	—	31	(4,132)	—	—	—	(4,132)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends ($3.585 per share)	—	—	—	—	—	(73,074)	—	(73,074)
Warrants exercised	233	3	—	—	15,689	—	—	15,692
Net income	—	—	—	—	—	466,003	2,311	468,314
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Balance as of March 31, 2022	19,572	203	902	(104,132)	883,273	662,619	—	1,441,963
Equity-based compensation	11	—	—	—	4,815	—	—	4,815
Tax withholding on vesting of equity-based awards	(4)	—	4	(657)	—	—	—	(657)
Transfer of equity plan shares from treasury	—	—	(35)	4,789	(4,789)	—	—	—
Dividends ($3.525 per share)	—	—	—	—	—	(71,961)	—	(71,961)
Special dividend ($15.00 per share)	—	—	—	—	—	(307,408)	—	(307,408)
Warrants exercised	84	3	—	—	502	—	—	505
Net income	—	—	—	—	—	130,839	—	130,839
Balance as of June 30, 2022	19,663	$206	871	$(100,000)	$883,801	$414,089	$—	$1,198,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued) (Unaudited)

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2020	20,093	$200	—	$—	$965,654	$(49,912)	$96,797	$1,012,739
Equity-based compensation	—	—	—	—	1,709	—	489	2,198
Dividends ($0.375 per share)	—	—	—	—	(7,535)	—	—	(7,535)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,029)	(6,029)
Midstream Simplification	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(4,111)	—	—	(4,111)
Warrants exercised	—	—	—	—	6	—	—	6
Net income (loss)	—	—	—	—	—	(43,592)	8,327	(35,265)
Balance as of March 31, 2021	20,093	200	—	—	958,081	(93,504)	97,226	962,003
Equity-based compensation	—	—	—	—	4,688	—	14	4,702
Dividends ($0.375 per share)	—	—	—	—	(8,090)	—	—	(8,090)
Special dividend ($4.00 per share)	—	—	—	—	(82,958)	—	—	(82,958)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,136)	(6,136)
Repurchase of common stock	(191)	—	191	(14,560)	—	—	—	(14,560)
Issuance of OMP common units, net of offering costs	—	—	—	—	—	—	86,657	86,657
Warrants exercised	2	—	—	—	167	—	—	167
Common control transaction costs	—	—	—	—	(1,321)	—	—	(1,321)
Net income	—	—	—	—	—	73,364	7,945	81,309
Balance as of June 30, 2021	19,904	$200	191	$(14,560)	$870,567	$(20,140)	$185,706	$1,021,773
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$599,153	$46,044
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	86,809	78,958
Gain on sale of assets	(520,740)	(223,068)
Impairment	—	5
Deferred income taxes	(7)	—
Net loss on derivative instruments	466,175	448,552
Net loss from investment in unconsolidated affiliate	36,116	—
Equity-based compensation expenses	9,663	6,900
Deferred financing costs amortization and other	3,294	16,289
Working capital and other changes:
Change in accounts receivable, net	(112,688)	(96,704)
Change in inventory	(14,040)	(2,880)
Change in prepaid expenses	1,035	3,773
Change in accounts payable, interest payable and accrued liabilities	96,141	80,969
Change in other assets and liabilities, net	11,080	(8,475)
Net cash provided by operating activities	661,991	350,363
Cash flows from investing activities:
Capital expenditures	(114,325)	(85,217)
Acquisition deposit	—	(74,500)
Proceeds from divestitures, net of OMP cash	148,818	369,819
Costs related to divestitures	(11,368)	(2,358)
Derivative settlements	(201,668)	(78,575)
Derivative modification	—	(82,419)
Distributions from investment in unconsolidated affiliate	26,862	—
Net cash provided by (used in) investing activities	(151,681)	46,750
Cash flows from financing activities:
Proceeds from revolving credit facilities	15,000	369,500
Principal payments on revolving credit facilities	—	(866,500)
Proceeds from issuance of senior unsecured notes	—	850,000
Deferred financing costs	(9)	(20,332)
Proceeds from issuance of OMP common units, net of offering costs	—	86,657
Common control transaction costs	—	(5,432)
Purchases of treasury stock	—	(14,560)
Tax withholding on vesting of equity-based awards	(4,789)	—
Dividends paid	(139,860)	(15,039)
Distributions to non-controlling interests	—	(12,165)
Payments on finance lease liabilities	(229)	(726)
Proceeds from warrants exercised	15,908	173
Net cash provided by (used in) financing activities	(113,979)	371,576
Increase in cash and cash equivalents	396,331	768,689
Cash and cash equivalents:
Beginning of period	174,783	20,226

End of period	$571,114	$788,915
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(806)	$11,515
Change in asset retirement obligations	(428)	(1,370)
Investment in unconsolidated affiliate	568,312	—
Note receivable from divestiture	—	2,900
Contingent consideration from Permian Basin Sale	—	32,860
Dividends payable	317,530	83,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
On July 1, 2022, Oasis Petroleum Inc. (“Oasis”) changed its name to Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) in connection with the Merger (defined below). Chord is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin.
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
The Merger
On March 7, 2022, Oasis entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whiting Petroleum Corporation (“Whiting”), which provided for, among other things, the combination of Oasis and Whiting in a merger of equals transaction (the “Merger”). Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, natural gas liquid (“NGL”) and natural gas primarily in the Rocky Mountains region of the United States.
In connection with the Merger, the Board of Directors of Oasis unanimously (i) determined the issuance of the shares of common stock, par value $0.01 per share, of Oasis (the “Oasis Stock Issuance”), and the amendment of Oasis’ restated certificate of incorporation to (a) increase the number of authorized shares of common stock from 60,000,000 shares of common stock to 120,000,000 shares of common stock and (b) change the name of the Company from Oasis Petroleum Inc. to Chord Energy Corporation (the “Oasis Charter Amendment”) are fair to, and in the best interests of, Oasis and the holders of its common stock, (ii) approved and declared advisable the Oasis Stock Issuance and the Oasis Charter Amendment and (iii) recommended that the holders of common stock approve the Oasis Stock Issuance and the Oasis Charter Amendment. On June 28, 2022, the shareholders of Oasis approved the Oasis Stock Issuance and Oasis Charter Amendment proposals.
On July 1, 2022, the Merger was completed and the Company issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting shareholders. Under the terms of the Merger Agreement, each holder of common stock, par value $0.001 per share, of Whiting received 0.5774 shares of common stock, par value $0.01 per share, of the Company (the “Share Consideration”) and $6.25 in cash (the “Cash Consideration” and together with the Share Consideration the “Merger Consideration”) in exchange for each share of Whiting common stock.
In connection with the Merger, on June 16, 2022, the Board of Directors of Oasis declared a special dividend of $15.00 per share of Oasis common stock (the “Special Dividend”). The Special Dividend, which was subject to completion of the Merger, was paid on July 8, 2022 to holders of Oasis common stock of record as of June 29, 2022.

The Merger is being accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), with Oasis treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Whiting will be recorded at their respective fair values as of the acquisition date on July 1, 2022. The preliminary purchase price allocation is not complete as of the date of this report. The Company expects to finalize the purchase price allocation as soon as practicable, which will not extend beyond the one year measurement period provided under ASC 805. The determination of the acquisition date fair value of the assets and liabilities of Whiting requires the use of various estimates and assumptions. The most significant assumptions relate to the estimated fair values of proved and unproved oil and gas properties, which are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of reserves, future operating and development costs, future commodity prices and a market-based weighted average cost of capital. The Merger was structured as a tax-deferred reorganization for United States federal income tax purposes.
Discontinued Operations
On February 1, 2022, the Company completed the OMP Merger (defined in Note 9—Divestitures). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation in accordance with FASB ASC 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). Accordingly, the results of operations of Oasis Midstream Partners LP (“OMP”) for the period prior to closing on February 1, 2022 were classified as discontinued operations in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022. Prior periods have been recast so that the basis of presentation is consistent with that of the 2022 condensed consolidated financial statements. In addition, the assets and liabilities of OMP were classified as held for sale in the Condensed Consolidated Balance Sheet at December 31, 2021. The Condensed Consolidated Statements of Cash Flows were not required to be reclassified for discontinued operations for any period. See Note 10—Discontinued Operations for additional information.
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that the prices for crude oil, NGLs or natural gas will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGLs and natural gas reserves that may be economically produced and the Company’s access to capital.
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
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$571,114	$172,114
Cash and cash equivalents classified as held for sale	—	2,669
Total cash and cash equivalents	$571,114	$174,783

Significant Accounting Policies
There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2021 Annual Report, except as follows:
Investment in unconsolidated affiliate. On February 1, 2022, the Company completed the OMP Merger (defined in Note 9—Divestitures) and received $160.0 million in cash and 20,985,668 common units representing limited partner interests of Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”). In addition, the Company and Crestwood executed a director nomination agreement pursuant to which the Company appointed two directors to the Board of Directors of Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). The Company has determined that it has the ability to exercise significant influence over Crestwood based upon its ownership in Crestwood and its representation on the Board of Directors of Crestwood GP. Accordingly, the Company has determined its investment in Crestwood is subject to the equity method of accounting and has elected to account for the investment using the fair value option under FASB ASC 825-10, Financial Instruments. The Company measures the carrying amount of its investment in Crestwood at fair value each reporting period, with changes in fair value recorded to net loss from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Operations. In addition, cash distributions from Crestwood are recorded to net loss from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Operations and distributions from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Cash Flows. See Note 6—Fair Value Measurements and Note 11—Investment in Unconsolidated Affiliate for additional information.
Recent Accounting Pronouncements
Reference rate reform. In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform, including optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On July 1, 2022, the Company entered into an amended and restated credit agreement to, among other things, provide for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. The replacement of LIBOR with SOFR in the credit agreement is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 12—Long-Term Debt for additional information.
3. Revenue Recognition
Revenues from contracts with customers for crude oil, NGL and natural gas sales and other services were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Crude oil revenues	$418,860	$206,729	$804,768	$392,547
Purchased crude oil sales	210,764	81,796	332,936	129,961
Natural gas and NGL revenues	119,707	48,266	227,301	107,438
Purchased natural gas sales	39,725	27,026	77,020	59,006
Other services revenues	324	195	324	421
Total revenues	$789,380	$364,012	$1,442,349	$689,373

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 60 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and six months ended June 30, 2022 and 2021, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
4. Inventory
The following table sets forth the Company’s inventory:

	June 30, 2022	December 31, 2021

	(In thousands)
Inventory
Equipment and materials	$14,541	$12,175
Crude oil inventory	28,469	16,781
Total inventory	43,010	28,956
Long-term inventory
Linefill in third party pipelines	19,188	17,510
Total long-term inventory	19,188	17,510
Total	$62,198	$46,466
5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	June 30, 2022	December 31, 2021

	(In thousands)
Accounts receivable, net
Trade accounts	$434,171	$309,756
Joint interest accounts	42,040	40,890
Other accounts	22,423	28,270
Total accounts receivable	498,634	378,916
Less: allowance for credit losses	(3,685)	(1,714)
Total accounts receivable, net	$494,949	$377,202

Accrued liabilities
Accrued capital costs	$34,975	$33,085
Accrued lease operating expenses	40,709	29,478
Accrued oil and gas marketing	122,515	35,211
Accrued general and administrative expenses	14,380	13,270
Accrued dividends	306,524	4,946
Other accrued liabilities	15,136	34,684
Total accrued liabilities	$534,239	$150,674

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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at June 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Contingent consideration (see Note 7)	$—	$59,080	$—	$59,080
Investment in unconsolidated affiliate (see Note 11)	—	505,335	—	505,335
Total assets	$—	$564,415	$—	$564,415
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$483,450	$—	$483,450
Total liabilities	$—	$483,450	$—	$483,450

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative instruments (see Note 7)	$—	$55	$—	$55
Contingent consideration (see Note 7)	—	44,810	—	44,810
Total assets	$—	$44,865	$—	$44,865
Liabilities:
Commodity derivative instruments (see Note 7)	$—	$204,729	$—	$204,729
Total liabilities	$—	$204,729	$—	$204,729
Commodity derivative instruments. The fair value of the Company’s commodity derivative instruments is based upon a third-party preparer’s calculation using mark-to-market valuation reports provided by the Company’s counterparties for monthly settlement purposes to determine the valuation of its derivative instruments. The Company has the third-party preparer evaluate other readily available market prices for its derivative contracts, as there is an active market for these contracts. The third-party preparer performs its independent valuation using a moment matching method similar to Turnbull-Wakeman for Asian options. The significant inputs used are commodity prices, volatility, skew, discount rate and the contract terms of the derivative instruments. The Company does not have access to the specific proprietary valuation models or inputs used by its counterparties or the third-party preparer. The Company compares the third-party preparer’s valuation to counterparty valuation statements, investigating any significant differences, and analyzes monthly valuation changes in relation to movements in forward commodity price curves. The determination of the fair value for derivative instruments also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability by $20.8 million and $5.3 million at June 30, 2022 and December 31, 2021, respectively. See Note 7—Derivative Instruments for additional information.
Permian Basin Sale Contingent Consideration. Pursuant to the purchase and sale agreement entered into in connection with the Company’s divestiture of E&P assets in the Permian Basin in 2021, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX West Texas Intermediate crude oil price index (“NYMEX WTI”) exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If NYMEX WTI for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Permian Basin Sale Contingent Consideration was determined by a third-party valuation specialist using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs include NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. See Note 7—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. The Company elected the fair value option to account for its equity method investment in Crestwood. The fair value of the Company’s investment in Crestwood was determined using Level 1 inputs based upon the quoted market price of Crestwood’s publicly traded common units. As of the closing date of the OMP Merger (defined in Note 9—Divestitures) on February 1, 2022, fair value was determined using Level 2 inputs that included an adjustment to reflect a restriction on the Company's ability to sell the investment 90 days from the closing date. See Note 11—Investment in Unconsolidated Affiliate for additional information.
Non-Financial Assets and Liabilities
The fair value of the Company’s non-financial assets and liabilities measured at fair value on a non-recurring basis are determined using valuation techniques that include Level 3 inputs.
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
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at fair value (see Note 6—Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. If a derivative does not qualify as a hedge or is not designated as a hedge, the changes in fair value are recognized in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. Derivative settlements are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent net cash payments to or receipts from counterparties upon the maturity of a derivative contract.
At June 30, 2022, the Company had the following outstanding commodity derivative instruments:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Floor	Ceiling

Crude oil	2022	Two-way collar	2,208,000	Bbl		$50.00	$66.90
Crude oil	2022	Fixed price swaps	3,496,000	Bbl	$70.00
Crude oil	2023	Two-way collar	4,380,000	Bbl		$45.00	$64.88
Crude oil	2023	Fixed price swaps	5,110,000	Bbl	$50.00
As of June 30, 2022, the estimated fair value of the Permian Basin Sale Contingent Consideration was $59.1 million, which was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statements of Operations Location	2022	2021	2022	2021

		(In thousands)
Commodity derivatives	Net loss on derivative instruments	$(95,573)	$(267,037)	$(480,445)	$(448,552)
Contingent consideration	Net loss on derivative instruments	$(2,680)	$—	$14,270	$—
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Contingent consideration	Derivative instruments — non-current assets	$59,080	$—	$59,080
Total derivatives assets		$59,080	$—	$59,080

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$342,330	$(4,182)	$338,148
Commodity derivatives	Derivative instruments — non-current liabilities	152,258	(6,956)	145,302
Total derivatives liabilities		$494,588	$(11,138)	$483,450

		December 31, 2021
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivative	Derivative instruments — non-current assets	$55	$—	$55
Contingent consideration	Derivative instruments — non-current assets	44,810	—	44,810
Total derivatives assets		$44,865	$—	$44,865

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$96,172	$(6,725)	$89,447
Commodity derivatives	Derivative instruments — non-current liabilities	133,655	(18,373)	115,282
Total derivatives liabilities		$229,827	$(25,098)	$204,729

In connection with the completion of the Merger, the following outstanding commodity derivative instruments were novated to the Company on July 1, 2022:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Floor	Ceiling

Crude oil	2022	Fixed price swaps	1,840,000	Bbl	$76.92
Crude oil	2022	Two-way collar	5,628,000	Bbl		$47.20	$57.33
Crude oil	2023	Fixed price swaps	1,172,000	Bbl	$76.79
Crude oil	2023	Two-way collar	3,443,500	Bbl		$46.75	$58.87
Natural gas	2022	Fixed price swaps	4,140,000	MMBtu	$3.97
Natural gas	2022	Two-way collar	10,074,000	MMBtu		$2.68	$3.31
Natural gas	2023	Fixed price swaps	1,800,000	MMBtu	$4.25
Natural gas	2023	Two-way collar	8,799,000	MMBtu		$2.85	$3.57
Natural gas basis (1)	2022	Fixed price swaps	620,000	MMBtu	$1.17
Natural gas basis (1)	2023	Fixed price swaps	5,920,000	MMBtu	$0.40
NGL - Propane (2)	2022	Fixed price swaps	7,728,000	Gallons	$1.07
NGL - Propane (3)	2022	Fixed price swaps	30,912,000	Gallons	$1.04
NGL - Propane (3)	2023	Fixed price swaps	7,560,000	Gallons	$1.16
__________________
(1)    The weighted average price associated with the natural gas basis swaps shown in the table above represents the average fixed differential to NYMEX as stated in the related contracts, which is compared to the Northern Natural Gas Ventura Index (“NNG Ventura”) for each period. If NYMEX combined with the fixed differential as stated in each contract is higher than the NNG Ventura index price at any settlement date, the Company receives the difference. Conversely, if the NNG Ventura index price is higher than NYMEX combined with the fixed differential, the Company pays the difference.
(2)    Settled based on the Mont Belvieu propane price.
(3)    Settled based on the Conway propane price.
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2022	December 31, 2021

	(In thousands)
Proved oil and gas properties	$1,499,630	$1,393,836
Less: Accumulated depreciation, depletion and amortization	(189,760)	(107,277)
Proved oil and gas properties, net	1,309,870	1,286,559
Unproved oil and gas properties	2,538	2,001
Other property and equipment	42,287	48,981
Less: Accumulated depreciation	(17,627)	(17,109)
Other property and equipment, net	24,660	31,872
Total property, plant and equipment, net	$1,337,068	$1,320,432
9. Divestitures
2022 Divestitures
In October 2021, OMP, a master limited partnership formed by the Company to own, develop, operate and acquire midstream assets in North America, and OMP GP LLC (“OMP GP”), the general partner of OMP, entered into an Agreement and Plan of Merger (the “OMP Merger Agreement”) with Crestwood and Crestwood GP. Pursuant to the OMP Merger Agreement, the Company agreed to merge OMP into a subsidiary of Crestwood and exchange all of its OMP common units and all of the limited liability company interests of OMP GP for $160.0 million in cash and 20,985,668 common units of Crestwood (the “OMP Merger”). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation under ASC 205-20. See Note 10—Discontinued Operations.

On February 1, 2022, the Company completed the OMP Merger and received $160.0 million in cash and 20,985,668 common units of Crestwood. The Company recorded a pre-tax gain on sale of $518.9 million, which was reported within income from discontinued operations attributable to Chord, net of income tax, on the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2022. The fair value of the Company’s retained investment in Crestwood as of February 1, 2022 was $568.3 million and was determined using Level 2 inputs based upon the quoted market price for Crestwood’s publicly traded common units adjusted to reflect a value discount due to a restriction on the Company's ability to sell the investment 90 days from the closing date. See Note 11—Investment in Unconsolidated Affiliate for additional information on the Company’s investment in Crestwood.
In connection with the closing of the OMP Merger, certain contracts were assigned to Crestwood for midstream services and the Company has continuing cash outflows to Crestwood for these services. The Company has determined that Crestwood is a related party. See Note 11—Investment in Unconsolidated Affiliate for additional information.
2021 Divestitures
Well Services. On March 22, 2021, the Company completed the sale of certain well services equipment and inventory in connection with its 2020 exit from the well services business for total consideration of $5.5 million, comprised of cash proceeds of $2.6 million and a $2.9 million promissory note. As of June 30, 2022, the interest rate on the promissory note was 11.6%, and the remaining principal balance was $0.9 million.
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
Permian Basin Sale. On May 20, 2021, Oasis Petroleum Permian LLC (“OP Permian”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Permian Basin Sale PSA”) with Percussion Petroleum Operating II, LLC (“Percussion”). Pursuant to the Permian Basin Sale PSA, OP Permian agreed to sell to Percussion its remaining upstream assets in the Texas region of the Permian Basin with an effective date of March 1, 2021, for an aggregate purchase price of $450.0 million (the “Permian Basin Sale”). The aggregate purchase price consisted of $375.0 million in cash at closing and up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025. See Note 6—Fair Value Measurements for additional information on the earn-out payments. The Company completed the Permian Basin Sale on June 29, 2021 and received cash proceeds of $342.3 million.
In addition, the Company divested certain wellbore interests in the Texas region of the Permian Basin to separate buyers in the second quarter of 2021 and received cash proceeds of $30.0 million.

10. Discontinued Operations
The OMP Merger represented a strategic shift for the Company and qualified as a discontinued operation in accordance with ASC 205-20.
Condensed Consolidated Statements of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
Oil and gas revenues	$—	$232	$—	$703
Purchased oil and gas sales (1)	—	(26,967)	(13,364)	(58,652)
Midstream revenues	—	55,783	23,271	117,095
Total revenues	—	29,048	9,907	59,146
Operating expenses
Lease operating expenses (1)	—	(16,099)	(4,535)	(31,903)
Midstream expenses	—	23,547	13,224	51,445
Gathering, processing and transportation expenses (1)	—	(12,302)	(3,555)	(24,696)
Purchased oil and gas expenses (1)	—	(25,568)	(12,506)	(56,096)
Depreciation, depletion and amortization	—	9,737	—	18,957
Impairment	—	2	—	2
General and administrative expenses (1)	—	(789)	3,314	(465)
Total operating expenses	—	(21,472)	(4,058)	(42,756)
Gain on sale of assets	—	—	518,900	—
Operating income	—	50,520	532,865	101,902
Other (income) expense
Interest expense, net of capitalized interest	—	(11,148)	(3,685)	(14,980)
Other income (expense)	—	139	(93)	112
Total other expense, net	—	(11,009)	(3,778)	(14,868)
Income from discontinued operations before income taxes	—	39,511	529,087	87,034
Income tax expense	—	—	(41,222)	—
Income from discontinued operations, net of income tax	—	39,511	487,865	87,034
Net income attributable to non-controlling interests	—	7,945	2,311	16,272
Income from discontinued operations attributable to Chord, net of income tax	$—	$31,566	$485,554	$70,762
__________________
(1)Includes discontinued intercompany eliminations

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
Condensed Consolidated Statements of Cash Flows
There was no depreciation, depletion and amortization attributable to discontinued operations in “Cash flows from operating activities” for the six months ended June 30, 2022. For the six months ended June 30, 2021, depreciation, depletion and amortization attributable to discontinued operations in “Cash flows from operating activities” was $19.0 million. Capital expenditures attributable to discontinued operations included in “Cash flows used in (provided by) investing activities” were $6.1 million for the six months ended June 30, 2022 and $9.0 million for the six months ended June 30, 2021. There were no significant non-cash activities from discontinued operations for the periods presented.

11. Investment in Unconsolidated Affiliate
On February 1, 2022, the Company completed the OMP Merger. The Company owns 20,985,668 common units of Crestwood, representing approximately 19% of Crestwood’s issued and outstanding common units as of July 22, 2022.
The carrying amount of the Company’s investment in Crestwood was recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Crestwood was $568.3 million as of February 1, 2022 and $505.3 million as of June 30, 2022.
During the three and six months ended June 30, 2022, the Company recorded an unrealized loss for the change in the fair value of its investment in Crestwood of $110.0 million and $63.0 million, respectively, and a realized gain for a cash distribution from Crestwood of $13.7 million and $26.9 million, respectively.
Related Party Transactions
The Company has determined that Crestwood is a related party due to its ownership percentage of Crestwood’s issued and outstanding common units and its appointment of two directors to the Board of Directors of Crestwood GP. In connection with the closing of the OMP Merger, certain contracts were assigned to Crestwood for midstream services and the Company has continuing cash outflows to Crestwood for these services.
The following table presents, on a net basis, the lease operating expenses and gathering, processing and transportation expenses incurred with Crestwood for the periods presented:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)

Lease operating expenses	$20,124	$32,075
Gathering, processing and transportation expenses	13,250	22,907
As of June 30, 2022, amounts due to Crestwood were $60.2 million.
Summarized Financial Information
The following table presents summarized financial information of Crestwood for the periods presented:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In millions)

Revenues	$1,448.0	$3,031.8
Costs of products/services sold	1,213.2	2,577.6
Net income	39.4	61.6
Net income attributable to Crestwood Equity Partners LP	29.1	41.1
12. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2022	December 31, 2021

	(In thousands)
Senior secured revolving line of credit	$—	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(6,646)	(7,476)
Total long-term debt, net	$393,354	$392,524

Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) among Chord, as parent, Oasis Petroleum North America LLC, a wholly-owned subsidiary of the Company, as borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and the lenders party thereto.
At June 30, 2022, the Company had no borrowings outstanding and $2.4 million of outstanding letters of credit under the Credit Facility. During the three and six months ended June 30, 2022, no amounts were drawn on the Credit Facility. For the three and six months ended June 30, 2021, the weighted average interest rate incurred on borrowings under the Credit Facility was 3.4% and 4.2%, respectively. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
On July 1, 2022, the Company entered into an amended and restated credit agreement relating to the Credit Facility to, among other things, (i) increase the aggregate maximum credit amount to $3.0 billion, (ii) increase the borrowing base to $2.0 billion, (iii) increase the aggregate amount of elected commitments to $800.0 million, (iv) extend the maturity date to July 1, 2027, (v) reduce the margin on outstanding borrowings by 125 basis points and (vi) increase the consolidated total leverage ratio financial covenant to 3.50x. Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). The Company incurs interest on outstanding Term SOFR Loans or ABR Loans at their respective interest rate plus the margin shown in the table below plus a 0.1% credit spread adjustment applicable to Term SOFR Loans. In addition, the unused borrowing base is subject to a commitment fee as shown in the table below.

Total Commitment Utilization Percentage	ABR Loans	SOFR Loans	Commitment Fee
Less than 25%	0.75%	1.75%	0.375%
Greater than or equal to 25% but less than 50%	1.00%	2.00%	0.375%
Greater than or equal to 50% but less than 75%	1.25%	2.25%	0.500%
Greater than or equal to 75% but less than 90%	1.50%	2.50%	0.500%
Greater than or equal to 90%	1.75%	2.75%	0.500%
Senior unsecured notes. At June 30, 2022, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $370.0 million at June 30, 2022.
Whiting credit facility. Pursuant to the terms of the Merger Agreement, the Company agreed to pay all principal, interest and other fees owed under the Whiting credit facility to satisfy and discharge in full all such outstanding indebtedness. As of June 30, 2022, there were no outstanding borrowings under the Whiting credit facility. On July 1, 2022, the Company paid accrued interest and other fees of approximately $2.2 million to fully satisfy all such obligations under the Whiting credit facility.
13. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2022:

(In thousands)
Balance at December 31, 2021	$62,416
Liabilities incurred during period	75
Liabilities settled during period	(771)
Accretion expense during period	2,388
Liabilities settled through divestitures	(13)
Balance at June 30, 2022	$64,095
Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At June 30, 2022, the current portion of the total ARO balance was $4.0 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

14. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2022 was (0.2)% and (1.9)% of pre-tax income from continuing operations, respectively, as compared to an effective tax rate of 8.0% of pre-tax income from continuing operations for the three months ended June 30, 2021 and 0.0% of pre-tax loss from continuing operations for the six months ended June 30, 2021. See Note 10—Discontinued Operations for information on the income tax provision attributable to discontinued operations.
The effective tax rates for the three and six months ended June 30, 2022 and 2021 were lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance, which was initially recorded against substantially all of the Company’s net deferred tax assets as of March 31, 2020 and was maintained as of June 30, 2022. This was partially offset by the impacts of state income taxes.
The Company’s estimated valuation allowance as of June 30, 2022 was $290.3 million, which decreased $109.5 million from $399.8 million as of December 31, 2021. The Company continues to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believes a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If the Company concludes it is more likely than not that a portion, or all, of its deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years, excluding the impact of the voluntary restructuring under Chapter 11 of the Bankruptcy Code in 2020. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. The Company evaluates the appropriateness of its valuation allowance on a quarterly basis.
15. Equity-Based Compensation
Oasis equity awards. The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance share units (“PSUs”), leveraged stock units (“LSUs”) and phantom unit awards under the Oasis Petroleum Inc. 2020 Long Term Incentive Plan (the “Oasis Plan”). In accordance with the FASB’s authoritative guidance for share-based payments, the Company accounts for the RSAs, RSUs, PSUs and LSUs as equity classified awards and the phantom unit awards as liability classified awards.
Equity-based compensation expense from continuing operations is recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022, the Company recognized $4.8 million and $9.6 million in equity-based compensation expenses related to equity classified awards, respectively. During the three and six months ended June 30, 2021, the Company recognized $4.7 million and $6.4 million in equity-based compensation expenses related to equity classified awards, respectively. Equity-based compensation expenses related to liability classified awards were not material during the three and six months ended June 30, 2022 and 2021.
Equity-based compensation expense from discontinued operations is recognized in income from discontinued operations, net of income tax on the Company’s Consolidated Statements of Operations. Equity-based compensation expenses related to equity and liability classified awards attributable to discontinued operations were not material during the three and six months ended June 30, 2022 and 2021.
Restricted stock awards. The Company previously granted RSAs, which are legally issued shares, to non-employee directors of Oasis under the Oasis Plan which vest over a three-year period subject to a service condition. The fair value is based on the closing price of the Company’s common stock at the date of grant or, if applicable, the date of modification. No RSAs were granted during the six months ended June 30, 2022.
Pursuant to the Oasis Plan and the award agreements governing the RSAs, upon a “change in control”, each outstanding RSA granted pursuant to the Oasis Plan, will become fully vested. The completion of the Merger on July 1, 2022 represented a “change in control” such that all 64,920 outstanding RSAs became fully vested.
Restricted stock units. The Company previously granted RSUs to employees of Oasis under the Oasis Plan. RSUs are contingent shares that are scheduled to vest ratably each year over a three-year or four-year period. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. Compensation expense is recognized ratably over the requisite service period. No RSUs were granted during the six months ended June 30, 2022.

Performance share units. The Company previously granted PSUs to certain employees of Oasis under the Oasis Plan. PSUs are contingent shares that may be earned over three-year and four-year performance periods. The number of PSUs to be earned is subject to a market condition, which is based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance periods, with 50% of the PSU awards eligible to be earned based on performance relative to a certain group of the Company’s oil and gas peers and 50% of the PSU awards eligible to be earned based on performance relative to the broad-based Russell 2000 index. Depending on the Company’s TSR performance relative to the defined peer group, award recipients may earn between 0% and 150% of target. No PSUs were granted during the six months ended June 30, 2022.
Pursuant to the Merger Agreement, upon a “change in control” (as defined in the Oasis Plan and the award agreements governing the PSUs) that occurs prior to the end of the applicable performance period, the number of PSUs to be earned will be certified based upon the greater of (i) target performance and (ii) actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the “change in control.” The completion of the Merger on July 1, 2022 represented a “change in control” such that performance was certified by Oasis for the outstanding PSUs as of immediately prior to the effective time of the Merger. Upon completion of the Merger, such awards are no longer subject to TSR performance-based vesting conditions but retain the time-based vesting criteria contained in the original award agreement. As a result of the completion of the Merger on July 1, 2022, 250,009 PSUs were earned by award recipients and converted into time-based awards.
Leveraged stock units. The Company previously granted LSUs to certain employees of Oasis under the Oasis Plan. LSUs are contingent shares that may be earned over a three-year or four-year performance period. The number of LSUs to be earned is subject to a market condition, which is based on the TSR performance of the Company’s common stock measured against specific premium return objectives. Depending on the Company’s TSR performance, award recipients may earn between 0% and 300% of target; however, the number of shares delivered in respect to these awards during the grant cycle may not exceed ten times the fair value of the award on the grant date. No LSUs were granted during the six months ended June 30, 2022.
Pursuant to the Merger Agreement, upon a “change in control” (as defined in the Oasis Plan and the award agreements governing the LSUs) that occurs prior to the end of the applicable performance period, the number of LSUs to be earned will be certified based upon the greater of (i) target performance and (ii) actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the “change in control.” The completion of the Merger on July 1, 2022 represented a “change in control” such that performance was certified by Oasis for the outstanding LSUs as of immediately prior to the effective time of the Merger. Upon completion of the Merger, such awards are no longer subject to TSR performance-based vesting conditions but retain the time-based vesting criteria contained in the original award agreement. As a result of the completion of the Merger on July 1, 2022, 787,218 LSUs were earned by award recipients and converted into time-based awards.
Assumed Whiting Equity Awards. In addition, pursuant to the Merger Agreement, at the effective time of the Merger, the Company assumed the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “Whiting Plan”) and the outstanding RSUs and PSUs granted under the Whiting Plan, and accordingly (i) all shares remaining available for issuance under the Whiting Plan as of the Merger were automatically converted into shares of the Company’s common stock, available for issuance under the Whiting Plan and (ii) all such RSUs and PSUs were automatically converted into RSUs and PSUs, respectively, that, to the extent earned, will be settled in shares of the Company’s common stock, subject to appropriate adjustments to the number of shares subject to each award, resulting in (x) 1,611,725 shares of the Company’s common stock remaining available for issuance to eligible participants under the Whiting Plan, (y) 335,386 shares of the Company’s common stock subject to RSUs assumed under the Whiting Plan and (z) 275,310 shares of the Company’s common stock subject to PSUs assumed under the Whiting Plan, in each case, as further explained below.
Whiting previously granted PSU awards subject to market-based vesting conditions to executive officers under the Whiting Plan that were outstanding immediately prior to the effective time of the Merger (a “Whiting PSU Award”). Pursuant to the Merger Agreement, each outstanding Whiting PSU Award was assumed by the Company and converted into the right to receive, upon vesting, the Merger Consideration with respect to each share of Whiting common stock subject to such Whiting PSU Award. Such amount was determined based on the greater of (i) the target number of PSUs subject to such award and (ii) the actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the Merger. Upon completion of the Merger, such awards are no longer subject to market-based vesting conditions but retain the time-based vesting criteria contained in the original award agreement. As a result of the completion of the Merger on July 1, 2022, there were 275,310 Whiting PSU Awards assumed by the Company.

Whiting previously granted RSUs subject to time-based vesting conditions to executive officers and employees under the Whiting Plan that were outstanding immediately prior to the effective time of the Merger (a “Whiting RSU Award”). Pursuant to the Merger Agreement, each outstanding Whiting RSU Award was assumed by the Company and converted into the right to receive, upon vesting, the Merger Consideration with respect to each share of Whiting common stock subject to such Whiting RSU Award. As a result of the completion of the Merger on July 1, 2022, there were 335,386 Whiting RSU Awards, including 7,638 director awards and 10,130 officer awards that vested at the effective time of the Merger, assumed by the Company.
As of July 31, 2022, the remaining unvested equity-based compensation awards related to the Company totaled 1,476,307.

16. Stockholder's Equity
Authorized shares of common stock
On June 28, 2022, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000 in connection with the Merger. The amendment became effective on July 1, 2022.
Issuance of common stock
Pursuant to the Merger Agreement, each share of Whiting common stock issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.5774 shares of common stock, par value $0.01 per share, of the Company. As a result of the completion of the Merger on July 1, 2022, the Company issued 22,671,871 shares of common stock to Whiting stockholders.
As of July 31, 2022, the Company had 41,454,152 shares of common stock outstanding.
Dividends
Base dividends. On August 3, 2022, the Company declared a base dividend of $1.25 per share of common stock. The dividend will be payable on August 30, 2022 to shareholders of record as of August 16, 2022.
During the six months ended June 30, 2022 and 2021, the Company paid base dividends of $1.17 per share of common stock and $0.75 per share of common stock, respectively.
Variable dividends. During the six months ended June 30, 2022, the Company paid variable dividends of $5.94 per share of common stock. No variable dividends were paid during the six months ended June 30, 2021.
Special dividend. In connection with the Merger, the Board of Directors of Oasis declared a special dividend of $15.00 per share of common stock on June 16, 2022 (the “Special Dividend”). The Special Dividend was paid on July 8, 2022 to shareholders of record as of June 29, 2022. As of June 30, 2022, the Company recorded a liability of $307.4 million on the Condensed Consolidated Balance Sheet for the payment of the Special Dividend, including $294.9 million paid in July 2022 and $12.5 million related to dividend equivalent rights on equity-based awards.
Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share-repurchase program
In February 2022, the Board of Directors of the Company authorized a share-repurchase program covering up to $150.0 million of the Company’s common stock. The Company repurchased no shares of common stock under the share-repurchase program during the six months ended June 30, 2022. Subsequent to June 30, 2022, the Company repurchased 1,174,756 shares of common stock at a weighted average price of $106.25 per common share for a total cost of $124.8 million.
In August 2022, the Board of Directors of the Company authorized a new share-repurchase program covering up to $300.0 million of the Company’s common stock.

Warrants
As of June 30, 2022, there were 979,496 warrants outstanding. During the three and six months ended June 30, 2022, there were 194,863 and 528,480 warrants exercised, respectively. Pursuant to the terms of the Warrant Agreement entered into on November 19, 2020 with Computershare Inc. and Computershare Trust Company N.A., as warrant agent, the exercise price of $90.57 per warrant decreased to $75.57 per warrant effective June 30, 2022 in connection with the payment of the Special Dividend.
Assumed Whiting Warrants. Pursuant to the Merger Agreement, all of Whiting’s outstanding warrants immediately prior to the effective time of the Merger were assumed by the Company at the closing of the Merger. Prior to the Merger, each legacy Whiting warrant was exercisable for one share of Whiting common stock. Following the completion of the Merger and the Company’s assumption of the legacy Whiting warrants, each such warrant is exercisable for 0.5774 shares of the Company’s common stock, which reflects an adjustment in accordance with the exchange ratio under the Merger Agreement. Also in accordance with the Merger Agreement, the exercise price of each such legacy Whiting warrant per share of the Company’s common stock was adjusted to equal to the quotient of (x) the exercise price of such warrant per share of Whiting common stock immediately prior to the effective time of the Merger less $6.25 divided by (y) the exchange ratio of 0.5774.
Therefore, as a result of the completion of the Merger on July 1, 2022, the Company assumed (i) 4,833,455 legacy Whiting Series A Warrants which are exercisable for an aggregate amount of 2,790,837 shares of the Company’s common stock at an exercise price of $116.37 per share and (ii) 2,418,832 legacy Whiting Series B Warrants which are exercisable for an aggregate amount of 1,396,634 shares of the Company’s common stock at an exercise price of $133.70 per share.
The following table summarizes the Company’s outstanding warrants as of July 31, 2022:

	Warrants(1)	Exercise Price(2)
Legacy Oasis	978,686	$75.57
Legacy Whiting - Series A	2,790,837	$116.37
Legacy Whiting - Series B	1,396,634	$133.70
__________________
(1)Represents the number of warrants converted to shares of Chord common stock.
(2)The exercise price of legacy Whiting warrants has been adjusted in accordance with the Merger Agreement.
17. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to Chord common shareholders by the weighted average number of shares outstanding for the periods presented. The calculation of diluted earnings (loss) per share includes the effect of potentially dilutive shares outstanding for the period using the treasury stock method, unless its effect is anti-dilutive. Potentially dilutive shares outstanding include unvested restricted stock awards, RSUs, PSUs, LSUs and warrants. There were no adjustments made to the net income attributable to Chord in the calculation of diluted earnings per share.
The following table summarizes the basic and diluted weighted average common shares outstanding and the weighted average common shares excluded from the calculation of diluted weighted average common shares outstanding due to the anti-dilutive effect for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Weighted average common shares outstanding, basic	19,553	19,904	19,430	19,952
Dilutive effect of share-based awards	1,131	918	1,167	—
Dilutive effect of warrants	306	—	386	—
Weighted average common shares outstanding, diluted	20,990	20,822	20,983	19,952

Anti-dilutive weighted average common shares:
Potential common shares	1,127	2,168	1,218	2,776
For the six months ended June 30, 2021, the Company incurred a net loss from continuing operations, and therefore the calculation of diluted loss per share excludes the anti-dilutive effect of all potentially dilutive shares.

18. Commitments and Contingencies
As of June 30, 2022, the Company’s material off-balance sheet arrangements and transactions include $2.4 million in outstanding letters of credit under the Credit Facility and $8.0 million in net surety bond exposure issued as financial assurance on certain agreements.
As of June 30, 2022, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 22 — Commitments and Contingencies in the Company’s 2021 Annual Report, except as set forth below.
Whiting Chapter 11 Cases
On April 1, 2020, Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. On June 30, 2020, the Debtors filed their proposed Joint Chapter 11 Plan of Reorganization of Whiting and its Debtor affiliates (as amended, modified and supplemented, the “Plan”). On August 14, 2020, the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) confirmed the Plan and on September 1, 2020, the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Chapter 11 Cases.
The filing of the Chapter 11 Cases allowed Whiting to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves Whiting from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. The claims resolution process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court. To the extent that the Bankruptcy Court allows any unsecured claims against the Company, such claims may be satisfied through an issuance of the Company’s common stock or other remedy or agreement under and pursuant to the Plan. In connection with the closing of the Merger on July 1, 2022, the Company assumed Whiting’s obligations with respect to the Plan and, accordingly, has reserved 1,224,840 shares of common stock for potential future distribution to certain general unsecured claimants whose claim values are pending resolution in the Bankruptcy Court.
Arguello Inc. and Freeport-McMoRan Oil & Gas LLC. Whiting Oil and Gas Corporation (“WOG”), a wholly-owned subsidiary of Whiting, had interests in federal oil and gas leases in the Point Arguello Unit located offshore in California. While those interests have expired, pursuant to certain related agreements (the “Point Arguello Agreements”), WOG may be subject to abandonment and decommissioning obligations. WOG and Whiting rejected the related contracts pursuant to the Plan. On October 1, 2020, Arguello Inc. and Freeport-McMoRan Oil & Gas LLC, individually and in its capacity as the designated Point Arguello Unit operator (collectively, the “FMOG Entities”) filed with the Bankruptcy Court an application for allowance of certain administrative claims arguing the FMOG Entities were entitled to recover Whiting’s proportionate share of decommissioning obligations owed to the U.S. government through subrogation to the U.S. government’s economic rights. The FMOG Entities’ application alleged administrative claims of approximately $25 million for estimated decommissioning costs owed to the U.S. government, at least $60 million of estimated decommissioning costs owed to the FMOG Entities and claims for certain other immaterial amounts. On September 14, 2020, the FMOG Entities also filed with the Bankruptcy Court proofs of claim for rejection damages to serve as an alternative course of action in the event that a court should determine that the FMOG Entities do not hold any applicable administrative claims. The U.S. government may also be able to bring claims against WOG directly for decommissioning costs. On February 18, 2021, WOG entered into a stipulation and agreed order with the United States Department of the Interior, Bureau of Safety & Environmental Enforcement (the “BSEE”) pursuant to which the BSEE withdrew its proofs of claims against Whiting and WOG and acknowledged their respective rights and obligations pursuant to the Plan. On March 26, 2021, the FMOG Entities withdrew their administrative claim for the recovery of Whiting’s proportionate share of costs incurred after August 31, 2020 to fulfill obligations owed to the U.S. government on the basis of subrogation to the U.S. government’s economic rights. The FMOG Entities continue to assert certain other administrative claims and have reserved the right to assert claims for the recovery of Whiting’s share of the decommissioning costs incurred after August 31, 2020 based on the theory of equitable subrogation. On September 14, 2021, Whiting and WOG filed an objection in the Bankruptcy Court, seeking an order partially disallowing the FMOG Entities’ claims. The Bankruptcy Court has not issued a ruling on the damages for rejection of the Point Arguello Agreements. Although WOG intends to vigorously pursue its objection in this legal proceeding, it is possible that a settlement with the FMOG Entities may be reached or that WOG may not prevail in this proceeding. If the FMOG Entities were to prevail on certain of their respective claims (including the reserved claims) on the merits, the Company enters into a settlement agreement or the U.S. government were to bring claims against WOG, the Company could be liable for claims that must be paid or otherwise satisfied under and pursuant to the Plan, including through an issuance of Chord common stock, cash payment or otherwise.

It is possible that as a result of the legal proceedings associated with the bankruptcy claims administration process or the matter detailed above, the Bankruptcy Court may rule that the claims should be treated other than as general unsecured claims. Such an outcome could require the Company to make cash payments to settle those claims instead of or in addition to issuing shares of the Company’s common stock, and such cash payments could result in losses in future periods. In addition, it is also reasonably possible that a settlement with respect to such legal proceedings may be reached, in which case the settlement consideration would be paid or otherwise satisfied under and pursuant to the Plan, including through an equity issuance of the Company’s common stock, cash payment or otherwise. As of June 30, 2022, Whiting had $55 million of outstanding offers to settle claims from the Chapter 11 Cases. If accepted, these settlements would be paid in cash and would not result in the Company issuing shares of common stock to resolve such claims. However, such claims remain subject to the jurisdiction of the Bankruptcy Court and therefore, the ultimate amount of either a cash payment or number of shares of the Company’s common stock that may be issued to settle such claims is uncertain. As of the date of this report, the Company continues to evaluate the resolution of such claims. The Company expects to finalize the purchase price allocation, including the fair value of any assumed liabilities related to these claims, as soon as practicable, which will not extend beyond the one year measurement period under ASC 805. See Note 2—Summary of Significant Accounting Policies—The Merger for additional information.

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
•crude oil, natural gas and natural gas liquid (“NGL”) realized prices;
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
•incurring significant transaction and other costs in connection with the Merger (as defined in the “Recent Developments” section below) excess of those anticipated;
•failing to realize the anticipated benefits or synergies from the Merger in the timeframe expected or at all;
•the ultimate timing, outcome and results of integrating the operations of Oasis and Whiting;

•any litigation relating to the Merger;
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

Overview
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company”, “Chord Energy” or “Chord”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin. Our purpose is to improve lives by safely and responsibly providing affordable, reliable and abundant energy. We are uniquely positioned with a best-in-class balance sheet and are focused on rigorous capital discipline and generating free cash flow by operating efficiently, safely and responsibly to develop our unconventional onshore oil-rich resources in the continental United States.
Recent Developments
Return of Capital Plan
On August 3, 2022, we introduced a return of capital plan designed to provide peer-leading, sustainable shareholder returns. The return of capital plan includes a new base dividend of $1.25 per share per quarter ($5.00 per share annualized) and a new $300.0 million share-repurchase program. Capital will be returned through base dividends, variable dividends and share repurchases.
We expect to return a certain percentage of free cash flow each quarter, with the targeted percentage based on free cash flow generated during the quarter and leverage under the following framework:

•Below 0.5x leverage:	75%+ of FCF
•Below 1.0x leverage:	50%+ of FCF
•>1.0x leverage:	Base dividend+
The Merger
On March 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whiting Petroleum Corporation (“Whiting”) to combine in a merger of equals transaction (the “Merger”). Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGL and natural gas primarily in the Rocky Mountains region of the United States. The Merger was unanimously approved by the respective Boards of Directors of both companies, and the proposals relating to the Merger were approved by the shareholders of both companies on June 28, 2022. The Merger was completed on July 1, 2022. In connection with the completion of the Merger, we changed our name from Oasis Petroleum Inc. (“Oasis”) to Chord Energy.
Upon completion of the Merger on July 1, 2022, we issued 22,671,871 shares of common stock and paid $245.4 million in cash to Whiting shareholders. Under the terms of the Merger Agreement, each holder of common stock, par value $0.001 per share, of Whiting received 0.5774 shares of common stock, par value $0.01 per share, of Chord (the “Share Consideration”) and $6.25 in cash (the “Cash Consideration” and together with the Share Consideration the “Merger Consideration”) in exchange for each share of Whiting common stock.
In connection with the Merger, on June 16, 2022, the Board of Directors of Oasis declared a special dividend of $15.00 per share of Oasis common stock (the “Special Dividend”) that was paid on July 8, 2022 to Oasis shareholders of record as of June 29, 2022.
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

Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future. Commodity prices increased significantly during the first half of 2022 due, in part, to disruptions to global commodity markets resulting from the Russian invasion of Ukraine, coupled with increased global economic activity as a result of fewer restrictions associated with the COVID-19 pandemic. We have also experienced an increase in the costs of labor, materials and services which we expect to continue, primarily due to supply chain disruptions, higher demand for services and a tight labor market. Inflation has been persistent globally during 2022 and central banks have recently raised interest rates in an effort to reduce inflationary pressure. Such actions by central banks to lower inflation could also slow economic activity levels which has recently increased the risk of a possible future economic recession.
In an effort to improve price realizations from the sale of our crude oil, natural gas and NGLs, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, natural gas and NGLs to a broader array of potential purchasers. We enter into crude oil, natural gas and NGL sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. During the second quarter of 2022, our crude oil price differentials averaged a $2.82 per barrel premium to NYMEX West Texas Intermediate crude oil price index (“NYMEX WTI”). Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows.
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of June 30, 2022, approximately 94% of our gross operated crude oil production and substantially all of our gross operated natural gas production were connected to gathering systems.
Results of Operations
The results of operations presented below relate to the period ended June 30, 2022. As the Merger was completed on July 1, 2022, the results of operations presented below do not include the impacts of Whiting.
In addition, the OMP Merger qualified for reporting as a discontinued operation. Accordingly, the results of operations of OMP have been classified as discontinued operations in the Condensed Consolidated Statement of Operations for the period from January 1, 2022 to the closing of the OMP Merger on February 1, 2022. Prior periods have been recast so that the basis of presentation is consistent with that of the 2022 condensed consolidated financial statements.
Operational Highlights:
•Production volumes(1) averaged 64,079 barrels of oil equivalent per day (“Boepd”) (64% oil) in the second quarter of 2022.
•E&P capital expenditures were $46.0 million in the second quarter of 2022.
•Lease operating expense (“LOE”) was $11.61 per barrel of oil equivalent (“Boe”) in the second quarter of 2022.
•Completed 7 gross (5.3 net) operated wells in the second quarter of 2022.
____________________
(1)Production volumes reported on a two stream basis. The Company expects to report production volumes on a three stream basis beginning in the third quarter of 2022.

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
The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Revenues (in thousands)
Crude oil revenues	$418,860	$385,908	$804,768	$392,547
Natural gas and NGL revenues	119,707	107,594	227,301	107,438
Purchased oil and gas sales	250,489	159,467	409,956	188,967
Other services revenues	324	—	324	421
Total revenues	$789,380	$652,969	$1,442,349	$689,373
Production data
Crude oil (MBbls)	3,747	4,048	7,795	6,468
Natural gas (MMcf)	12,506	13,300	25,807	21,718
Oil equivalents (MBoe)	5,831	6,265	12,096	10,088
Average daily production (Boepd)	64,079	69,606	66,827	55,730
Average sales prices
Crude oil (per Bbl)
Average sales price	$111.79	$95.34	$103.25	$60.69
Effect of derivative settlements(1)	(33.08)	(19.67)	(26.12)	(12.23)
Average realized price after the effect of derivative settlements(1)	$78.71	$75.67	$77.13	$48.46
Natural gas (per Mcf)(2)
Average sales price	$9.57	$8.09	$8.81	$4.94
Effect of derivative settlements(1)	(0.95)	(0.42)	(0.68)	0.03
Average realized price after the effect of derivative settlements(1)	$8.62	$7.67	$8.13	$4.97
____________________
(1)Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
(2)Natural gas prices include the value for natural gas and NGLs.
Three months ended June 30, 2022 as compared to three months ended March 31, 2022
Crude oil, natural gas and NGL revenues. Our crude oil, natural gas and NGL revenues increased $45.1 million to $538.6 million for the three months ended June 30, 2022. This increase was primarily driven by a $66.6 million increase due to higher crude oil realized prices and a $19.7 million increase due to higher natural gas realized prices, offset by a $41.2 million decrease driven by lower crude oil and natural gas production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $16.45 per barrel quarter over quarter to an average of $111.79 per barrel for the three months ended June 30, 2022. Average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $1.48 per Mcf quarter over quarter to an average of $9.57 per Mcf for the three months ended June 30, 2022. Average daily production volumes sold decreased by 5,527 Boepd to 64,079 Boepd quarter over quarter due to downtime associated with winter storms in the second quarter of 2022.
Purchased oil and gas sales. Purchased oil and gas sales increased $91.0 million to $250.5 million for the three months ended June 30, 2022. This increase was primarily due an increase in the volume of crude oil purchased and subsequently sold to mitigate the impacts of production downtime associated with winter storms in the second quarter of 2022.

Six months ended June 30, 2022 as compared to six months ended June 30, 2021
Crude oil, natural gas and NGL revenues. Our crude oil, natural gas and NGL revenues increased $532.1 million to $1,032.1 million for the six months ended June 30, 2022. This increase was primarily driven by a $275.3 million increase due to higher crude oil realized prices and a $84.0 million increase due to higher natural gas realized prices, coupled with a $173.0 million increase due to higher crude oil and natural gas production volumes sold period over period. Average crude oil sales prices, without derivative settlements, increased by $42.56 per barrel to an average of $103.25 per barrel, and average natural gas sales prices, which include the value for residue gas and NGLs and do not include derivative settlements, increased by $3.87 per Mcf to an average of $8.81 per Mcf for the six months ended June 30, 2022. Average daily production volumes sold increased by 11,097 Boepd to 66,827 Boepd period over period. The increase in average daily production volumes sold period over period was primarily attributable to incremental production volumes from oil and gas properties acquired in the fourth quarter of 2021, offset by production volumes attributable to oil and gas properties in the Permian Basin that were divested in June of 2021 and downtime associated with winter storms in the second quarter of 2022.
Purchased oil and gas sales. Purchased oil and gas sales increased $221.0 million to $410.0 million for the six months ended June 30, 2022. This increase was primarily due to higher crude oil prices period over period, coupled with an increase in crude oil volumes purchased and then subsequently sold to mitigate the impacts of production downtime associated with winter storms in the second quarter of 2022.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended June 30, 2022	Three Months Ended March 31, 2022	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$67,722	$63,076	$130,798	$101,484
Other services expenses	12	111	123	21
Gathering, processing and transportation expenses	31,813	32,398	64,210	60,892
Purchased oil and gas expenses	252,058	161,627	413,684	189,961
Production taxes	40,081	35,858	75,938	32,488
Depreciation, depletion and amortization	42,136	44,673	86,809	60,001
Exploration expenses	278	510	788	1,673
Impairment	—	—	—	3
General and administrative expenses	24,822	24,367	49,189	41,412
Total operating expenses	458,922	362,620	821,539	487,935
Gain on sale of properties	319	1,521	1,840	223,068
Operating income	330,777	291,870	622,650	424,506
Other income (expense)
Net loss on derivative instruments	(98,253)	(367,922)	(466,175)	(448,552)
Income (loss) from investment in unconsolidated affiliate, net	(96,253)	60,137	(36,116)	—
Interest expense, net of capitalized interest	(6,949)	(7,216)	(14,165)	(16,288)
Other income (expense)	1,298	1,754	3,050	(656)
Total other expense, net	(200,157)	(313,247)	(513,406)	(465,496)
Income (loss) from continuing operations	130,620	(21,377)	109,244	(40,990)
Income tax benefit	219	1,826	2,044	—
Net income (loss) from continuing operations	130,839	(19,551)	111,288	(40,990)
Income from discontinued operations attributable to Chord, net of income tax	—	485,554	485,554	70,762
Net income attributable to Chord	$130,839	$466,003	$596,842	$29,772
Costs and expenses (per Boe of production)
Lease operating expenses	$11.61	$10.07	$10.81	$10.06
Gathering, processing and transportation expenses	5.46	5.17	5.31	6.05
Production taxes	6.87	5.72	6.28	3.22

Three months ended June 30, 2022 as compared to three months ended March 31, 2022
Lease operating expenses. LOE increased $4.6 million to $67.7 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. This increase was primarily due to higher workover costs of $3.1 million driven by an increase in workover projects associated with winter storms in the second quarter of 2022, coupled with higher fixed costs of $1.3 million. LOE per Boe increased $1.54 per Boe to $11.61 per Boe for the three months ended June 30, 2022 due to higher costs and lower volumes.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses decreased $0.6 million to $31.8 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. This decrease was due to lower crude oil gathering and transportation expenses of $0.9 million due to lower crude oil volumes quarter over quarter. GPT expenses per Boe increased $0.29 per Boe to $5.46 per Boe for the three months ended June 30, 2022 due to lower volumes.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $90.4 million to $252.1 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in the volume of crude oil purchased to mitigate the impacts of production downtime associated with winter storms in the second quarter of 2022.
Production taxes. Production taxes increased $4.2 million to $40.1 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. This increase was primarily due to higher crude oil revenues and an increase in natural gas production volumes. The production tax rate as a percentage of crude oil and natural gas sales was 7.4% for the three months ended June 30, 2022, compared to 7.3% for the three months ended March 31, 2022. This increase quarter over quarter was primarily due to an increase in the North Dakota crude oil extraction tax of 1% effective June 1, 2022.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses decreased $2.5 million to $42.1 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in depletion expense of $2.9 million due to lower production volumes quarter over quarter.
General and administrative expenses. General and administrative (“G&A”) expenses increased $0.5 million to $24.8 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in merger related fees of $2.2 million, offset by a decrease in estimated credit loss expenses of $2.1 million during the three months ended June 30, 2022.
Derivative instruments. We recorded a $98.3 million loss on derivative instruments for the three months ended June 30, 2022, which was comprised of a loss of $95.6 million on commodity derivative contracts and a $2.7 million loss on a contract that includes contingent consideration. The loss of $95.6 million on commodity derivative contracts included a realized loss of $135.8 million. During the three months ended March 31, 2022, we recorded a $367.9 million net loss on derivative instruments, which was comprised of a loss of $384.9 million on commodity derivative contracts offset by a gain of $17.0 million on a contract that includes contingent consideration.
Income (Loss) from investment in unconsolidated affiliate. We recorded a $96.3 million net loss related to our investment in Crestwood for the three months ended June 30, 2022, which was comprised of an unrealized loss of $110.0 million, offset by a realized gain of $13.7 million. The unrealized loss of $110.0 million was due to a decrease in the fair value of Crestwood’s publicly traded common units during the three months ended June 30, 2022. The realized gain of $13.7 million was for a cash distribution received from Crestwood during the three months ended June 30, 2022.
Income tax benefit. Our income tax benefit was recorded at (0.2)% of pre-tax income from continuing operations for the three months ended June 30, 2022 and 8.5% of pre-tax loss from continuing operations for the three months ended March 31, 2022. Our effective tax rate for the three months ended June 30, 2022 was lower than the effective tax rate for the three months ended March 31, 2022 primarily due to the impacts of equity-based compensation windfalls.
Income from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax represents income from OMP for the period prior to the completion of the OMP Merger on February 1, 2022. Income from discontinued operations attributable to Chord, net of income tax was $485.6 million for the three months ended March 31, 2022. This was primarily comprised of a gain on sale of $518.9 million, coupled with midstream revenues of $23.3 million, offset by midstream expenses of $13.2 million, interest expense of $3.7 million, and income tax expense of $41.2 million. There was no income from discontinued operations recorded during the three months ended June 30, 2022 since the OMP Merger was completed in the first quarter of 2022.

Six months ended June 30, 2022 as compared to six months ended June 30, 2021
Lease operating expenses. LOE increased $29.3 million to $130.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in costs in the Williston Basin of $38.5 million due primarily to higher fixed costs of $22.7 million and higher workover costs of $13.3 million. This was offset by $12.0 million of costs incurred during the six months ended June 30, 2021 in the Permian Basin on properties that were divested in June 2021. LOE per Boe increased $0.75 per Boe to $10.81 per Boe for the six months ended June 30, 2022 primarily due to higher costs.
Gathering, processing and transportation expenses. GPT expenses increased $3.3 million to $64.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to higher GPT expenses in the Williston Basin of $5.8 million due primarily to higher crude oil gathering and transportation expenses of $9.9 million, which was driven by an increase in volumes transported on DAPL, partially offset by lower natural gas gathering and processing expenses of $3.8 million. We incurred $2.5 million of GPT expenses during the six months ended June 30, 2021 in the Permian Basin on properties that were divested in June 2021. GPT expenses per Boe decreased $0.74 per Boe to $5.31 per Boe for the six months ended June 30, 2022 due primarily to higher production volumes.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $223.7 million to $413.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to higher crude oil prices period over period, coupled with an increase in the volume of crude oil purchased.
Production taxes. Production taxes increased $43.5 million to $75.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to higher crude oil revenues. The production tax rate as a percentage of crude oil and natural gas sales was 7.4% for the six months ended June 30, 2022, compared to 6.5% for the six months ended June 30, 2021. The production tax rate as a percentage of crude oil and natural gas sales increased period over period primarily due to the impact of lower production tax rates in the Permian Basin on properties that were divested in June 2021.
Depreciation, depletion and amortization. DD&A expenses increased $26.8 million to $86.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to higher depletion expense of $32.8 million driven by a $41.3 million increase in the Williston Basin, offset by $8.4 million in the Permian Basin on properties that were divested in June 2021. Depletion expense in the Williston Basin increased due to a higher depletion rate, coupled with higher production volumes. The depletion rate in the Williston Basin increased $2.14 per Boe to $6.81 per Boe for the six months ended June 30, 2022 due to higher well costs and leasehold costs offset by higher proved reserves. Fixed DD&A expense decreased $6.1 million primarily due to well service equipment that has been fully depreciated.
General and administrative expenses. G&A expenses increased $7.8 million to $49.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to merger related fees incurred during the six months ended June 30, 2022 of $9.3 million, partially offset by a reduction in cash compensation expenses of $1.5 million due to a decrease in employee headcount primarily related to employees that moved to Crestwood upon completion of the merger of OMP and Crestwood in February 2022.
Derivative instruments. We recorded a $466.2 million net loss on derivative instruments for the six months ended June 30, 2022, which was comprised of a loss of $480.4 million on commodity derivative contracts, offset by a gain of $14.3 million on a contract that includes contingent consideration. The loss of $480.4 million on commodity derivative contracts included a realized loss of $221.1 million. During the six months ended June 30, 2021, we recorded a $448.6 million net loss on derivative instruments related to our commodity derivative contracts.
Loss from investment in unconsolidated affiliate. We recorded a $36.1 million net loss related to our investment in Crestwood for the six months ended June 30, 2022, which was comprised of an unrealized loss of $63.0 million due to a decrease in the fair value of Crestwood’s publicly traded common units from February 1, 2022 to June 30, 2022, offset by a realized gain of $26.9 million for distributions received from Crestwood during the six months ended June 30, 2022.
Interest expense, net of capitalized interest. Interest expense decreased $2.1 million to $14.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was primarily due to a reduction in interest expense incurred on our revolving credit facility which was undrawn during the six months ended June 30, 2022. Interest capitalized during the six months ended June 30, 2022 and 2021 was $1.5 million and $1.0 million, respectively.
Income tax benefit. Our income tax benefit was recorded at (1.9)% of pre-tax income from continuing operations for the six months ended June 30, 2022 and 0.0% of pre-tax loss from continuing operations for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 was lower than the effective tax rate for the six months ended June 30, 2021 primarily due to the impacts of equity-based compensation windfalls and state income taxes, partially offset by the change in valuation allowance.

Income from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax for the six months ended June 30, 2022 represents income from OMP for the period prior to the completion of the OMP Merger on February 1, 2022. We recorded income from discontinued operations attributable to Chord, net of income tax of $485.6 million for the six months ended June 30, 2022. This was primarily comprised of a gain on sale of $518.9 million, coupled with midstream revenues of $23.3 million, offset by midstream expenses of $13.2 million, interest expense of $3.7 million and income tax expense of $41.2 million. Income from discontinued operations attributable to Chord, net of income tax was $70.8 million for the six months ended June 30, 2021, which included midstream revenues of $117.1 million, offset by midstream expenses of $51.4 million.
Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been cash flows from operations, proceeds received in connection with the completion of the merger of OMP into Crestwood, distributions from Crestwood for our ownership of Crestwood limited partnership units and proceeds from the exercise of outstanding warrants. Our primary uses of cash have been for settlement of outstanding commodity derivative contracts, payments of dividends to shareholders, repurchases of outstanding common stock, capital expenditures for the development of oil and gas properties and interest payments on our long-term debt.
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives and obligations associated with our operating and finance leases. In addition, we have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, natural gas, NGLs and water within specified time frames, the majority of which are ten years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract.
We also have material cash requirements associated with the Merger. While we expect to achieve general and administrative expense synergies over the long term, we will incur near-term costs related to the Merger for advisory, legal, severance benefits and other third-party fees. In addition, we paid $245.4 million, or $6.25 per share of Whiting common stock, to Whiting shareholders as cash consideration for the Merger on July 1, 2022. Also in connection with the Merger, we paid the Special Dividend on July 8, 2022 of $294.9 million, or $15.00 per share of Oasis common stock, to shareholders of record of Oasis as of June 29, 2022. In July 2022, we also repurchased $124.8 million of common stock under our share-repurchase program.
As of July 31, 2022, we had $892.6 million of liquidity available, including $95.7 million in cash and cash equivalents and $796.9 million of aggregate unused borrowing capacity available under our revolving credit facility.
Revolving credit facility. As of June 30, 2022, we had a reserves-based credit agreement with an overall senior secured line of credit of $1.5 billion, a borrowing base of $900.0 million and an aggregate amount of elected commitments of $450.0 million . As of June 30, 2022, we had no borrowings outstanding and $2.4 million of outstanding letters of credit, resulting in an unused borrowing capacity of $447.6 million.
On July 1, 2022, we entered into an amended and restated credit agreement to, among other things: (i) increase the aggregate maximum credit amount to $3.0 billion, (ii) increase the borrowing base to $2.0 billion, (iii) increase the aggregate amount of elected commitments to $800.0 million, (iv) extend the maturity date to July 1, 2027, (v) reduce the margin on outstanding borrowings by 125 basis points and (vi) increase the consolidated total leverage ratio financial covenant to 3.50x.
Senior unsecured notes. As of June 30, 2022, we have $400.0 million of 6.375% senior unsecured notes outstanding that mature on June 1, 2026. Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1 of each year.

Cash flows
The Condensed Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations.
Our cash flows for the six months ended June 30, 2022 and 2021 are presented below:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$661,991	$350,363
Net cash provided by (used in) investing activities	(151,681)	46,750
Net cash provided by (used in) financing activities	(113,979)	371,576
Increase in cash and cash equivalents	$396,331	$768,689
Cash flows provided by operating activities
Net cash provided by operating activities was $662.0 million for the six months ended June 30, 2022. The increase in net cash provided by operating activities for the six months ended June 30, 2021 was due primarily to higher revenues from crude oil and natural gas sales driven by higher commodity prices and an increase in production volumes. Refer to “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in certain expenses between periods.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity pricing and production volumes, capital spending to fund development of our oil and gas properties and the impact of our outstanding derivative instruments. At June 30, 2022, we had a working capital deficit of $134.6 million, compared to a working capital surplus of $30.3 million at December 31, 2021. Our working capital deficit at June 30, 2022 was primarily the result of the liability position of outstanding commodity derivative contracts. We believe we have adequate liquidity to meet our working capital requirements.
Cash flows provided by (used in) investing activities
Net cash used in investing activities was $151.7 million for the six months ended June 30, 2022. The increase in net cash used in investing activities of $198.4 million from the six months ended June 30, 2021 was primarily due to an increase of $123.1 million for cash payments to settle commodity derivative contracts and $29.1 million for capital expenditures related to the development of oil and gas properties. In addition, there was a decrease of $221.0 million in proceeds from divested assets. During the six months ended June 30, 2022, we received $160.0 million in connection with the completion of the merger of OMP into Crestwood, while we received proceeds of $369.8 million during the six months ended June 30, 2021 primarily related to the sale of our upstream assets in the Permian Basin. Additionally, we received distributions of $26.9 million for our ownership of Crestwood common units during the six months ended June 30, 2022.
Cash flows provided by (used in) financing activities
Net cash used in financing activities of $114.0 million for the six months ended June 30, 2022 was primarily attributable to dividends paid to shareholders of $139.9 million, partially offset by proceeds of $15.9 million from the exercise of outstanding warrants. Net cash provided by financing activities for the six months ended June 30, 2021 of $371.6 million was primarily attributable to OMP’s issuance of $450.0 million in aggregate principal amount of senior notes, coupled with our issuance of $400.0 million in aggregate principal amount of senior notes. This was partially offset by the net principal repayments of outstanding borrowings under our revolving credit facility and OMP’s revolving credit facility.

Capital expenditures
Our capital expenditures (“CapEx”) from continuing operations are summarized in the following table:

	Three Months Ended		Six Months Ended
	March 31, 2022	June 30, 2022	June 30, 2022

	(In thousands)
Capital expenditures
E&P	$62,889	$46,005	$108,894
Other capital expenditures(1)	626	888	1,514
Total E&P and other capital expenditures	63,515	46,893	110,408
Acquisitions(2)	—	(4,779)	(4,779)
Total capital expenditures(3)	$63,515	$42,114	$105,629
___________________
(1)Other capital expenditures include such items as administrative capital and capitalized interest. Capitalized interest totaled $0.9 million and $1.5 million for the three and six months ended June 30, 2022.
(2)On June 30, 2022, the Company executed the final settlement statement pursuant to the acquisition of approximately 95,000 net acres in the Williston Basin from Diamondback Energy Inc. that was completed on October 21, 2022. Pursuant to the final settlement statement, the purchase price was reduced by $4.8 million.
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
Dividends
Base dividends. On August 3, 2022, the Company declared a base dividend of $1.25 per share of common stock, payable on August 30, 2022 to shareholders of record as of August 16, 2022.
During the six months ended June 30, 2022 and 2021, we paid base dividends of $1.17 per share of common stock and $0.75 per share of common stock, respectively.
Variable dividends. During the six months ended June 30, 2022, we paid variable dividends of $5.94 per share of common stock. No variable dividends were paid during the six months ended June 30, 2021.
Special dividend. In connection with the Merger, the Board of Directors of the Company declared the Special Dividend of $15.00 per share of common stock on June 16, 2022. The Special Dividend was paid on July 8, 2022 to shareholders of record as of June 29, 2022. As of June 30, 2022, we recorded a liability on our Condensed Consolidated Balance Sheet of $307.4 million for the payment of the Special Dividend, including $294.9 million paid on July 8, 2022 and $12.5 million related to dividend equivalent rights on equity-based awards.
See “Recent Developments—Return of Capital Plan” for further information regarding our strategy on future dividend payments. Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
We did not repurchase any shares of common stock under our share-repurchase program during the six months ended June 30, 2022. Subsequent to June 30, 2022, we repurchased 1,174,756 shares of common stock at a weighted average price of $106.25 per common share for a total cost of $124.8 million.
In August 2022, the Board of Directors authorized a new share-repurchase program covering up to $300.0 million of common stock.
See “Recent Developments—Return of Capital Plan” for further information regarding our strategy on future share repurchases.
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
We had a net derivative liability position of $436.6 million at June 30, 2022 in connection with our commodity derivative contracts. A 10% increase in crude oil prices would decrease the fair value of our derivative position by approximately $130.0 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $127.7 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” to our unaudited condensed consolidated financial statements for additional information regarding our derivative instruments.
Interest rate risk. At June 30, 2022, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum. At June 30, 2022, we had no borrowings and $2.4 million of outstanding letters of credit issued under our revolving credit facility. Borrowings under the revolving credit facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated). As of July 31, 2022, any outstanding loans would have borne interest at their respective interest rates plus a 1.85% margin on any outstanding Term SOFR Loan and a 0.75% margin on any outstanding ABR Loan, and the unused borrowing base capacity was subject to a commitment fee of 0.375%.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and six months ended June 30, 2022, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited)—Note 18—Commitments and Contingencies” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2021 Annual Report. There have been no material changes in our risk factors from those described in our 2021 Annual Report and subsequent SEC filings, except as described below.
New climate disclosure rules proposed by the U.S. Securities and Exchange Commission may increase our costs of compliance and adversely impact our business.
On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. For more information on our risks related to ESG matters and attention to climate change, see our 2021 Form 10-K risk factors “Increasing attention and federal actions in regards to Environmental, Social or Governance (“ESG”) matters may impact our business” and “Our operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, restrictions on drilling and reduced demand for the crude oil and natural gas that we produce.”
Risks Relating to the Merger
We may not realize anticipated benefits and synergies expected from the Merger.
Achieving the expected benefits of the Merger depends in part on successfully consolidating the Company’s and Whiting’s functions and integrating their operations and procedures in a timely and efficient manner, as well as being able to realize the anticipated growth opportunities and synergies from combining the companies’ businesses and operations. We may fail to realize the anticipated benefits and synergies expected from the Merger, which could adversely affect our business, financial condition and operating results. The Merger could also result in difficulties in being able to hire, train or retain qualified personnel to manage and operate the Company’s properties.
Achieving the expected benefits of the Merger requires, among other things, realization of the targeted synergies expected from the Merger, and there can be no assurance that we will be able to successfully integrate Whiting’s assets or otherwise realize the expected benefits of the Merger. The anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Difficulties in integrating Whiting’s assets and operations may result in the Company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the Merger include:
•disruptions of relationships with customers, distributors, suppliers, vendors, landlords and other business partners as a result of uncertainty associated with the Merger;
•difficulties integrating the Company’s business with the business of Whiting in a manner that permits us to achieve the full revenue and cost savings anticipated from the transaction;
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
•performance shortfalls at one or more of the companies as a result of the diversion of management’s attention to integration efforts; and
•disruption of, or the loss of momentum in, the Company’s ongoing business.
We have also incurred, a number of costs associated with the completion of the Merger and combining the businesses of Whiting and Chord. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. Matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of Whiting and Chord in an efficient and timely manner; consolidating systems and management controls and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined company may have an adverse effect on our business, reputation, financial condition and results of operations.
The failure to integrate our businesses and operations with those of Whiting successfully in the expected time frame may adversely affect the combined business’ future results.
The Merger involved the combination of two companies that previously operated as independent public companies. It is possible that the process of integrating the two businesses following the Merger could result in the loss of key employees, the disruption of either or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities, unforeseen expenses or delays or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
The future results of the combined company following the Merger will suffer if the combined company does not effectively manage its expanded operations.
Following the Merger, the size of the business of the combined company will increase significantly. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2022:

Period	Total Number of Shares Exchanged(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)
April 1 – April 30, 2022	4,326	$152.04	—	$150,000,000
May 1 – May 31, 2022	—	—	—	150,000,000
June 1 – June 30, 2022	—	—	—	150,000,000
Total	4,326	$152.04	—
___________________
(1)The Company withheld 4,326 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)In February 2022, the Board of Directors authorized a share-repurchase program covering up to $150.0 million of the Company's common stock. There were no repurchases made pursuant to this program during the three months ended June 30, 2022. In August 2022, the Board of Directors authorized a share-repurchase program covering up to $300.0 million of the Company's common stock.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Oasis Petroleum Inc. (incorporated by reference to Exhibit 3.1 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (incorporated by reference to Exhibit 3.2 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

3.3	Third Amended and Restated Bylaws of Chord Energy Corporation. (incorporated by reference to Exhibit 3.3 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

10.1
Series A Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K12B (File No. 001-31899) filed on September 1, 2020).

10.2	Series B Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K12B (File No. 001-31899) filed on September 1, 2020).

10.3	Warrant Assignment and Assumption Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

10.4	Amended and Restated Credit Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Oasis Petroleum LLC, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto. (incorporated by reference to Exhibit 10.4 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	August 4, 2022	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)