Form 10-Q
period 2022-09-30
Chord Energy Corp
filed 2022-11-03
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at October 31, 2022: 41,606,204 shares.

CHORD ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

EXPLANATORY NOTE
On July 1, 2022, Oasis Petroleum Inc. (“Oasis”) and Whiting Petroleum Corporation (“Whiting”) completed their previously announced merger of equals transaction pursuant to an Agreement and Plan of Merger dated March 7, 2022. Upon completion of the merger of equals, Oasis changed its name to Chord Energy Corporation (“Chord” or the “Company”). The merger was accounted for as of July 1, 2022 under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations. Accordingly, unless otherwise specifically noted herein, the periods prior to July 1, 2022 report the financial results of legacy Oasis, while the periods as of and subsequent to July 1, 2022 report the financial results of Chord, including the impacts from the merger of equals with Whiting.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$658,857	$172,114
Accounts receivable, net	717,149	377,202
Inventory	60,956	28,956
Prepaid expenses	13,339	6,016
Derivative instruments	3,061	—
Other current assets	582	1,836
Current assets held for sale	—	1,029,318
Total current assets	1,453,944	1,615,442
Property, plant and equipment
Oil and gas properties (successful efforts method)	4,926,278	1,395,837
Other property and equipment	75,434	48,981
Less: accumulated depreciation, depletion and amortization	(345,648)	(124,386)
Total property, plant and equipment, net	4,656,064	1,320,432
Derivative instruments	52,110	44,865
Investment in unconsolidated affiliate	138,452	—
Long-term inventory	22,009	17,510
Operating right-of-use assets	26,954	15,782
Deferred tax assets	183,495	—
Other assets	22,107	12,756
Total assets	$6,555,135	$3,026,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,709	$2,136
Revenues and production taxes payable	575,372	270,306
Accrued liabilities	476,636	150,674
Accrued interest payable	9,759	2,150
Derivative instruments	366,605	89,447
Advances from joint interest partners	3,609	1,892
Current operating lease liabilities	11,870	7,893
Other current liabilities	12,205	1,046
Current liabilities held for sale	—	699,653
Total current liabilities	1,488,765	1,225,197
Long-term debt	393,782	392,524
Deferred tax liabilities	—	7
Asset retirement obligations	119,757	57,604
Derivative instruments	37,898	115,282
Operating lease liabilities	14,380	6,724
Other liabilities	29,740	7,876

Total liabilities	2,084,322	1,805,214
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value: 120,000,000 shares authorized, 43,601,102 shares issued and 41,555,328 shares outstanding at September 30, 2022; 60,000,000 shares authorized, 20,147,199 shares issued and 19,276,181 shares outstanding at December 31, 2021	438	200
Treasury stock, at cost: 2,045,774 shares at September 30, 2022 and 871,018 shares at December 31, 2021	(224,845)	(100,000)
Additional paid-in capital	3,469,622	863,010
Retained earnings	1,225,598	269,690
Chord share of stockholders’ equity	4,470,813	1,032,900
Non-controlling interests	—	188,673
Total stockholders’ equity	4,470,813	1,221,573
Total liabilities and stockholders’ equity	$6,555,135	$3,026,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$1,056,146	$281,474	$2,088,215	$781,459
Purchased oil and gas sales	132,697	87,382	542,653	276,349
Other services revenues	—	121	324	542
Total revenues	1,188,843	368,977	2,631,192	1,058,350
Operating expenses
Lease operating expenses	156,397	44,889	287,195	146,373
Other services expenses	—	26	123	47
Gathering, processing and transportation expenses	35,549	30,028	99,759	90,920
Purchased oil and gas expenses	132,625	85,828	546,310	275,789
Production taxes	83,535	18,445	159,473	50,933
Depreciation, depletion and amortization	141,047	23,975	227,856	83,976
Exploration and impairment	910	263	1,698	1,941
General and administrative expenses	102,226	20,088	151,415	61,500
Total operating expenses	652,289	223,542	1,473,829	711,479
Gain on sale of assets	755	5,405	2,595	228,473
Operating income	537,309	150,840	1,159,958	575,344
Other income (expense)
Net gain (loss) on derivative instruments	337,409	(101,790)	(128,766)	(550,342)
Net gain from investment in unconsolidated affiliate	75,093	—	38,977	—
Interest expense, net of capitalized interest	(8,645)	(7,156)	(22,810)	(23,444)
Other income (expense)	(864)	(139)	2,186	(793)
Total other income (expense), net	402,993	(109,085)	(110,413)	(574,579)
Income from continuing operations before income taxes	940,302	41,755	1,049,545	765
Income tax benefit	1,307	—	3,352	—
Net income from continuing operations	941,609	41,755	1,052,897	765
Income (loss) from discontinued operations attributable to Chord, net of income tax	(59,858)	30,195	425,696	100,957
Net income attributable to Chord	$881,751	$71,950	$1,478,593	$101,722
Basic earnings attributable to Chord per share:
Basic from continuing operations	$22.79	$2.11	$39.28	$0.04
Basic from discontinued operations	(1.45)	1.52	15.88	5.07
Basic total (Note 18)	$21.34	$3.63	$55.16	$5.11
Diluted earnings attributable to Chord per share:
Diluted from continuing operations	$21.84	$2.01	$37.02	$0.04
Diluted from discontinued operations	(1.39)	1.45	14.97	4.92
Diluted total (Note 18)	$20.45	$3.46	$51.99	$4.96
Weighted average shares outstanding:
Basic (Note 18)	41,318	19,812	26,806	19,905
Diluted (Note 18)	43,107	20,786	28,438	20,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation	94	—	—	—	4,800	—	48	4,848
Tax withholding on vesting of equity-based awards	(31)	—	31	(4,132)	—	—	—	(4,132)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends ($3.585 per share)	—	—	—	—	—	(73,074)	—	(73,074)
Warrants exercised	233	3	—	—	15,689	—	—	15,692
Net income	—	—	—	—	—	466,003	2,311	468,314
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Balance as of March 31, 2022	19,572	203	902	(104,132)	883,273	662,619	—	1,441,963
Equity-based compensation	11	—	—	—	4,815	—	—	4,815
Tax withholding on vesting of equity-based awards	(4)	—	4	(657)	—	—	—	(657)
Transfer of equity plan shares from treasury	—	—	(35)	4,789	(4,789)	—	—	—
Dividends ($3.525 per share)	—	—	—	—	—	(71,961)	—	(71,961)
Special dividend ($15.00 per share)	—	—	—	—	—	(307,408)	—	(307,408)
Warrants exercised	84	3	—	—	502	—	—	505
Net income	—	—	—	—	—	130,839	—	130,839
Balance as of June 30, 2022	19,663	206	871	(100,000)	883,801	414,089	—	1,198,096
Shares issued in Merger	22,672	227	—	—	2,477,809	—	—	2,478,036
Replacement equity awards issued in Merger	—	—	—	—	27,402	—	—	27,402
Replacement warrants issued in Merger	—	—	—	—	79,774	—	—	79,774
Equity-based compensation	626	4	—	—	30,684	—	—	30,688
Tax withholding on vesting of equity-based awards	(286)	—	—	—	(31,979)	—	—	(31,979)
Dividends ($1.25 per share)	—	—	—	—	—	(70,242)	—	(70,242)
Share repurchases	(1,175)	—	1,175	(124,845)	—	—	—	(124,845)
Warrants exercised	55	1	—	—	2,131	—	—	2,132
Net income	—	—	—	—	—	881,751	—	881,751
Balance as of September 30, 2022	41,555	$438	2,046	$(224,845)	$3,469,622	$1,225,598	$—	$4,470,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (Continued)

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2020	20,093	$200	—	$—	$965,654	$(49,912)	$96,797	$1,012,739
Equity-based compensation	—	—	—	—	1,709	—	489	2,198
Dividends ($0.375 per share)	—	—	—	—	(7,535)	—	—	(7,535)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,029)	(6,029)
Midstream Simplification	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(4,111)	—	—	(4,111)
Warrants exercised	—	—	—	—	6	—	—	6
Net income (loss)	—	—	—	—	—	(43,592)	8,327	(35,265)
Balance as of March 31, 2021	20,093	200	—	—	958,081	(93,504)	97,226	962,003
Equity-based compensation	—	—	—	—	4,688	—	14	4,702
Dividends ($0.375 per share)	—	—	—	—	(8,090)	—	—	(8,090)
Special dividend ($4.00 per share)	—	—	—	—	(82,958)	—	—	(82,958)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(6,136)	(6,136)
Repurchase of common stock	(191)	—	191	(14,560)	—	—	—	(14,560)
Issuance of OMP common units, net of offering costs	—	—	—	—	—	—	86,657	86,657
Warrants exercised	2	—	—	—	167	—	—	167
Common control transaction costs	—	—	—	—	(1,321)	—	—	(1,321)
Net income	—	—	—	—	—	73,364	7,945	81,309
Balance as of June 30, 2021	19,904	200	191	(14,560)	870,567	(20,140)	185,706	1,021,773
Equity-based compensation	—	—	—	—	4,143	—	144	4,287
Dividends ($0.375 per share)	—	—	—	—	(7,765)	—	—	(7,765)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(8,278)	(8,278)
Warrants exercised	1	—	—	—	68	—	—	68
Common control transaction costs	—	—	—	—	(21)	—	—	(21)
Other	—	—	—	—	—	—	(65)	(65)
Net income	—	—	—	—	—	71,950	11,382	83,332
Balance as of September 30, 2021	19,905	$200	191	$(14,560)	$866,992	$51,810	$188,889	$1,093,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$1,480,904	$129,376
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	227,856	112,581
Gain on sale of assets	(521,495)	(228,473)
Impairment	1,073	5
Deferred income taxes	66,668	—
Net loss on derivative instruments	128,766	550,342
Net gain from investment in unconsolidated affiliate	(38,977)	—
Equity-based compensation expenses	40,351	11,187
Deferred financing costs amortization and other	1,241	18,811
Working capital and other changes:
Change in accounts receivable, net	(13,007)	(65,324)
Change in inventory	2,199	2,408
Change in prepaid expenses	7,708	4,509
Change in accounts payable, interest payable and accrued liabilities	57,581	118,942
Change in other assets and liabilities, net	4,766	(9,618)
Net cash provided by operating activities	1,445,634	644,746
Cash flows from investing activities:
Capital expenditures	(303,140)	(143,201)
Acquisitions, net of cash acquired	(148,363)	(74,500)
Proceeds from divestitures, net of cash divested	155,728	373,892
Costs related to divestitures	(11,368)	(2,785)
Derivative settlements	(487,394)	(242,437)
Proceeds from sale of investment in unconsolidated affiliate	428,231	—
Distributions from investment in unconsolidated affiliate	40,607	—
Net cash used in investing activities	(325,699)	(89,031)
Cash flows from financing activities:
Proceeds from revolving credit facilities	1,035,000	384,500
Principal payments on revolving credit facilities	(1,020,000)	(884,500)
Proceeds from issuance of senior unsecured notes	—	850,000
Cash paid to settle Whiting debt	(2,154)	—
Deferred financing costs	(3,938)	(20,480)
Proceeds from issuance of OMP common units, net of offering costs	—	86,592
Common control transaction costs	—	(5,453)
Purchases of treasury stock	(124,845)	(14,560)
Tax withholding on vesting of equity-based awards	(36,768)	—
Dividends paid	(500,106)	(102,123)
Distributions to non-controlling interests	—	(20,443)
Payments on finance lease liabilities	(570)	(1,107)
Proceeds from warrants exercised	17,520	241
Net cash provided by (used in) financing activities	(635,861)	272,667
Increase in cash and cash equivalents	484,074	828,382

Cash and cash equivalents:
Beginning of period	174,783	20,226
End of period	$658,857	$848,608
Supplemental non-cash transactions:
Change in accrued capital expenditures	$41,348	$13,014
Change in asset retirement obligations	412	(389)
Non-cash consideration exchanged in Merger	2,585,211	—
Investment in unconsolidated affiliate	568,312	—
Note receivable from divestiture	—	2,900
Contingent consideration from Permian Basin Sale	—	32,860
Dividends payable	27,256	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin. The Company, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon completion of the Merger (defined below) with Whiting Petroleum Corporation (“Whiting”).
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
The Merger
On March 7, 2022, Oasis and Whiting entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for, among other things, the combination of Oasis and Whiting in a merger of equals transaction (the “Merger”). Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, natural gas liquid (“NGL”) and natural gas primarily in the Rocky Mountains region of the United States.
In connection with the Merger, the Board of Directors of Oasis unanimously (i) determined the issuance of the shares of common stock, par value $0.01 per share, of Oasis (the “Oasis Stock Issuance”), and the amendment of Oasis’ restated certificate of incorporation to (a) increase the number of authorized shares of common stock from 60,000,000 shares of common stock to 120,000,000 shares of common stock and (b) change the name of the Company from Oasis Petroleum Inc. to Chord Energy Corporation (the “Oasis Charter Amendment”) are fair to, and in the best interests of, Oasis and the holders of its common stock, (ii) approved and declared advisable the Oasis Stock Issuance and the Oasis Charter Amendment and (iii) recommended that the holders of common stock approve the Oasis Stock Issuance and the Oasis Charter Amendment. On June 28, 2022, all proposals relating to the Merger, including the Oasis Stock Issuance and Oasis Charter Amendment proposals, were approved by the shareholders of Oasis and Whiting.
Under the terms of the Merger Agreement, each holder of Whiting common stock received 0.5774 shares of Chord common stock (the “Share Consideration”) and $6.25 per share in cash (the “Cash Consideration” and together with the Share Consideration, the “Merger Consideration”) in exchange for each share of Whiting common stock.
The Merger was completed on July 1, 2022 and has been accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Oasis was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Whiting have been recorded at their respective fair values as of the acquisition date on July 1, 2022. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after July 1, 2022. See Note 9—Acquisitions for additional information.

Discontinued Operations
On February 1, 2022, the Company completed the OMP Merger (defined in Note 10—Divestitures). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation in accordance with FASB ASC 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). Accordingly, the results of operations of Oasis Midstream Partners LP (“OMP”) for the period prior to closing on February 1, 2022 were classified as discontinued operations in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. Prior periods have been recast so that the basis of presentation is consistent with that of the 2022 condensed consolidated financial statements. In addition, the assets and liabilities of OMP were classified as held for sale in the Condensed Consolidated Balance Sheet at December 31, 2021. The Condensed Consolidated Statements of Cash Flows were not required to be reclassified for discontinued operations for any period. See Note 11—Discontinued Operations for additional information.
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
Cash Equivalents
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value or cost which approximates fair value due to the short-term maturity of these investments. The Company classifies all such investments with original maturity dates less than 90 days as cash equivalents. While the Company may maintain balances of cash and cash equivalents in excess of amounts that are federally insured by the Federal Deposit Insurance Corporation, the Company invests with financial institutions that it believes are creditworthy and has not experienced any material losses in such accounts.
The following table provides a reconciliation of cash and cash equivalents reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	September 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$658,857	$172,114
Cash and cash equivalents classified as held for sale	—	2,669
Total cash and cash equivalents	$658,857	$174,783
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2021 Annual Report, except as follows:
Investment in unconsolidated affiliate. On February 1, 2022, the Company completed the OMP Merger (defined in Note 10—Divestitures) and received $160.0 million in cash and 20,985,668 common units representing limited partner interests of Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”). In addition, the Company and Crestwood executed a director nomination agreement pursuant to which the Company initially appointed two directors to the Board of Directors of Crestwood Equity GP LLC, a Delaware limited liability company and the general partner of Crestwood (“Crestwood GP”). On September 15, 2022, both directors resigned from the Board of Directors of Crestwood GP in connection with the completion of the sale of 16,000,000 Crestwood common units and pursuant to the terms of the director nomination agreement. The Company has elected to account for its investment in Crestwood using the fair value option under FASB ASC 825-10, Financial Instruments. Under the fair value option, the Company measures the carrying amount of its investment in Crestwood at fair value each reporting period, with changes in fair value recorded to net gain from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Operations. Cash distributions from Crestwood are recorded to net gain from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Operations and distributions from investment in unconsolidated affiliate on the Condensed Consolidated Statement of Cash Flows. See Note 6—Fair Value Measurements and Note 12—Investment in Unconsolidated Affiliate for additional information.

Business combinations. The Company accounts for business combinations under the acquisition method of accounting. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed measured at the estimated acquisition date fair value. Transaction and integration costs associated with business combinations are expensed as incurred.
The Company makes various assumptions in estimating the fair value of the assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair value of proved and unproved oil and gas properties, which is measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of reserves, future operating and development costs, future commodity prices and a market-based weighted average cost of capital. In addition, when appropriate, the Company reviews comparable transactions between market participants for the purchase and sale of oil and gas properties within the same region to measure fair value, which illustrates the amount a willing buyer and seller would enter into in exchange for such properties.
The Company records goodwill for any amount of the consideration transferred in excess of the estimated fair value of the net assets acquired and a bargain purchase gain for any amount of the estimated fair value of net assets acquired in excess of the consideration transferred. Deferred taxes are recorded for any difference between the acquisition date fair value and the tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
Recent Accounting Pronouncements
Reference rate reform. In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform, including optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On July 1, 2022, the Company entered into the Amended and Restated Credit Agreement to, among other things, provide for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index supported by short-term Treasury repurchase agreements. The replacement of LIBOR with SOFR did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 13—Long-Term Debt for additional information.
3. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Crude oil revenues	$824,265	$205,731	$1,629,033	$598,278
Purchased crude oil sales	82,902	53,562	415,838	183,523
NGL and natural gas revenues	231,881	75,743	459,182	183,181
Purchased NGL and natural gas sales	49,795	33,820	126,815	92,826
Other services revenues	—	121	324	542
Total revenues	$1,188,843	$368,977	$2,631,192	$1,058,350

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and nine months ended September 30, 2022 and 2021, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
4. Inventory
The following table sets forth the Company’s inventory:

	September 30, 2022	December 31, 2021

	(In thousands)
Inventory
Equipment and materials	$19,932	$12,175
Crude oil inventory	41,024	16,781
Total inventory	60,956	28,956
Long-term inventory
Linefill in third-party pipelines	22,009	17,510
Total long-term inventory	22,009	17,510
Total	$82,965	$46,466
5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	September 30, 2022	December 31, 2021

	(In thousands)
Accounts receivable, net
Trade accounts	$563,287	$309,756
Joint interest accounts	118,845	40,890
Other accounts	41,879	28,270
Total accounts receivable	724,011	378,916
Less: allowance for credit losses	(6,862)	(1,714)
Total accounts receivable, net	$717,149	$377,202

Accrued liabilities
Accrued capital costs	$134,675	$33,085
Accrued lease operating expenses	81,812	29,478
Accrued oil and gas marketing	125,169	35,211
Accrued general and administrative expenses	34,907	13,270
Accrued legal contingencies	55,000	—
Current portion of asset retirement obligations	24,973	4,813
Accrued dividends	3,310	4,946
Other accrued liabilities	16,790	29,871
Total accrued liabilities	$476,636	$150,674

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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at September 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$3,061	$—	$3,061
Contingent consideration (see Note 7)	—	52,110	—	52,110
Investment in unconsolidated affiliate (see Note 12)	138,452	—	—	138,452
Total assets	$138,452	$55,171	$—	$193,623
Liabilities:
Commodity derivative contracts (see Note 7)(1)	$—	$389,417	$15,086	$404,503
Total liabilities	$—	$389,417	$15,086	$404,503
__________________
(1)     Includes $39.6 million of commodity derivative liabilities paid in October 2022.

	Fair value at December 31, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$55	$—	$55
Contingent consideration (see Note 7)	—	44,810	—	44,810
Total assets	$—	$44,865	$—	$44,865
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$204,729	$—	$204,729
Total liabilities	$—	$204,729	$—	$204,729
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company primarily utilizes fixed-price swaps, collars and basis swaps to reduce the volatility of crude oil, NGL and natural gas prices on future expected production. The Company’s swaps, collars and basis swaps are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, volatility, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company compares the valuation performed by the third-party preparer to counterparty valuation statements to assess the reasonableness of its valuation. The determination of the fair value also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability for these contracts by $12.1 million and $5.3 million at September 30, 2022 and December 31, 2021, respectively. See Note 7—Derivative Instruments for additional information.
Transportation derivative contracts. The Company acquired two buy/sell transportation contracts in the Merger that are derivative contracts for which the Company has not elected the “normal purchase normal sale” exclusion under FASB ASC 815, Derivatives and Hedging (“ASC 815”). The Company recorded these contracts at fair value in its Condensed Consolidated Balance Sheet at the completion of the Merger on July 1, 2022, with additional adjustments to fair value recorded as of September 30, 2022. These transportation derivative contracts were valued based on an income approach, which considers various assumptions, including quoted forward prices for commodities, market differentials for crude oil and either the Company’s or the counterparty’s nonperformance risk, as appropriate. The assumptions used in the valuation of these contracts include certain market differential metrics that are unobservable during the term of the contracts. Such unobservable inputs are significant to the contract valuation methodology, and the contracts’ fair values are therefore designated as Level 3 within the fair value hierarchy. See Note 7—Derivative Instruments for additional information.
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
Investment in unconsolidated affiliate. The Company elected the fair value option to account for its investment in Crestwood. The fair value of the Company’s investment in Crestwood was determined using Level 1 inputs based upon the quoted market price of Crestwood’s publicly traded common units at September 30, 2022. As of the closing date of the OMP Merger (defined in Note 10—Divestitures) on February 1, 2022, fair value was determined using Level 2 inputs that included a discount to reflect a restriction on the Company's ability to sell the investment 90 days from the closing date. See Note 12—Investment in Unconsolidated Affiliate for additional information.

Non-Financial Assets and Liabilities
The fair value of the Company’s non-financial assets and liabilities measured on a non-recurring basis are determined using valuation techniques that include Level 3 inputs.
Asset retirement obligations. The initial measurement of ARO at fair value is recorded in the period in which the liability is incurred. Fair value is determined by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding the timing and existence of a liability, as well as what constitutes adequate restoration when considering current regulatory requirements. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit-adjusted discount rates, timing of settlement and changes in the legal, environmental and regulatory environments.
Whiting merger. On July 1, 2022, the Company completed the Merger with Whiting. The assets acquired and liabilities assumed were recorded at fair value as of July 1, 2022. The fair value of Whiting’s oil and gas properties was calculated using an income approach based on the net discounted future cash flows from the producing properties and related assets. The inputs utilized in the valuation of the oil and gas properties and related assets acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded the asset retirement obligations assumed from Whiting at fair value. The inputs utilized in valuing the asset retirement obligations were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of July 1, 2022, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. See Note 9—Acquisitions for additional information.
7. Derivative Instruments
Commodity derivative contracts. The Company utilizes derivative financial instruments to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s crude oil contracts settle monthly based on the average NYMEX WTI. NGL contracts settle monthly based on the average Mont Belvieu propane or Conway propane index prices, as applicable. Natural gas contracts settle monthly based on the average NYMEX Henry Hub natural gas index price (“NYMEX HH”), while natural gas basis swaps settle monthly based on the average fixed differential between NYMEX HH and the Northern Natural Gas Ventura (“NNG Ventura”) index price.
The Company primarily utilizes fixed-price swaps, collars and basis swaps to reduce the volatility of crude oil, NGL and natural gas prices on future expected production. Swaps are designed to establish a fixed-price for the volumes under contract, while collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the volumes under contract. The Company’s basis swaps are designed to establish a fixed differential between NYMEX and the index price referenced in the contract. The Company may, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.
All derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets as either assets or liabilities measured at fair value (see Note 6—Fair Value Measurements). The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. The Company records the changes in fair value in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. Derivative settlements on the Company’s commodity derivative contracts are reflected as investing activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent net cash payments to or receipts from counterparties upon the maturity of a derivative contract.

In connection with the completion of the Merger, the following outstanding commodity derivative contracts were novated to the Company on July 1, 2022:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Floor	Ceiling

Crude oil	2022	Fixed-price swaps	1,840,000	Bbl	$76.92
Crude oil	2022	Two-way collar	5,628,000	Bbl		$47.20	$57.33
Crude oil	2023	Fixed-price swaps	1,172,000	Bbl	$76.79
Crude oil	2023	Two-way collar	3,443,500	Bbl		$46.75	$58.87
Natural gas	2022	Fixed-price swaps	4,140,000	MMBtu	$3.97
Natural gas	2022	Two-way collar	10,074,000	MMBtu		$2.68	$3.31
Natural gas	2023	Fixed-price swaps	1,800,000	MMBtu	$4.25
Natural gas	2023	Two-way collar	8,799,000	MMBtu		$2.85	$3.57
Natural gas basis(1)	2022	Fixed-price swaps	620,000	MMBtu	$1.17
Natural gas basis(1)	2023	Fixed-price swaps	5,920,000	MMBtu	$0.40
NGL - Propane(2)	2022	Fixed-price swaps	7,728,000	Gallons	$1.07
NGL - Propane(3)	2022	Fixed-price swaps	30,912,000	Gallons	$1.04
NGL - Propane(3)	2023	Fixed-price swaps	7,560,000	Gallons	$1.16

At September 30, 2022, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Floor	Ceiling

Crude oil	2022	Two-way collar	3,864,000	Bbl		$48.13	$60.00
Crude oil	2022	Fixed-price swaps	2,760,000	Bbl	$72.32
Crude oil	2023	Two-way collar	7,823,500	Bbl		$45.77	$62.25
Crude oil	2023	Fixed-price swaps	6,282,000	Bbl	$55.00
Natural gas	2022	Two-way collar	4,370,000	MMBtu		$2.71	$3.41
Natural gas	2022	Fixed-price swaps	2,760,000	MMBtu	$4.19
Natural gas	2023	Two-way collar	8,799,000	MMBtu		$2.84	$3.57
Natural gas	2023	Fixed-price swaps	1,800,000	MMBtu	$4.25
Natural gas basis(1)	2022	Fixed-price swaps	620,000	MMBtu	$1.17
Natural gas basis(1)	2023	Fixed-price swaps	5,920,000	MMBtu	$0.40
NGL - Propane(2)	2022	Fixed-price swaps	3,864,000	Gallons	$1.07
NGL - Propane(3)	2022	Fixed-price swaps	15,456,000	Gallons	$1.04
NGL - Propane(3)	2023	Fixed-price swaps	7,560,000	Gallons	$1.16
__________________
(1)    The weighted average price associated with the natural gas basis swaps shown in the tables above represents the average fixed differential to NYMEX HH as stated in the related contracts, which is compared to the NNG Ventura index price for each period. If NYMEX HH combined with the fixed differential as stated in each contract is higher than the NNG Ventura index price at any settlement date, the Company receives the difference. Conversely, if the NNG Ventura index price is higher than NYMEX HH combined with the fixed differential, the Company pays the difference.
(2)    Settled based on the Mont Belvieu propane price.
(3)    Settled based on the Conway propane price.

Transportation derivative contracts. The Company acquired two contracts in the Merger that provide for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts require the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. At July 1, 2022, upon the closing of the Merger, the Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. The fair value of these transportation derivative contracts as of July 1, 2022 was estimated to be a liability of $22.0 million. As of September 30, 2022, the estimated fair value of these contracts was $15.1 million, of which $10.4 million was classified as a current derivative liability and $4.7 million was classified as a non-current derivative liability on the Condensed Consolidated Balance Sheet (see Note 6—Fair Value Measurements). The Company records the changes in fair value of these contracts to gathering, processing and transportation expenses on the Company’s Condensed Consolidated Statements of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable.
Contingent consideration. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The fair value of the Permian Basin Sale Contingent Consideration was estimated to be $32.9 million as of the close date of the Permian Basin Sale (defined in Note 10—Divestitures). The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of September 30, 2022, the estimated fair value of the Permian Basin Sale Contingent Consideration was $52.1 million and was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6—Fair Value Measurements and Note 10—Divestitures for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statements of Operations Location	2022	2021	2022	2021

		(In thousands)
Commodity price hedges (commodity derivative contracts)	Net gain (loss) on derivative instruments	$344,379	$(108,647)	$(136,066)	$(557,199)
Buy/sell transportation contracts (commodity derivative contracts)	Gathering, processing and transportation expenses(1)	6,939	—	6,939	—
Embedded commodity derivative (contingent consideration)	Net gain (loss) on derivative instruments	(6,970)	6,857	7,300	6,857
Embedded commodity derivative (contingent consideration)	Gain on sale of assets	—	—	—	32,860
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded as a gain in gathering, processing and transportation expenses for the three and nine months ended September 30, 2022.

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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$28,137	$(25,076)	$3,061
Commodity derivatives	Derivative instruments — non-current assets	4,324	(4,324)	—
Contingent consideration	Derivative instruments — non-current assets	52,110	—	52,110
Total derivatives assets		$84,571	$(29,400)	$55,171

Derivatives liabilities:
Commodity derivatives(1)	Derivative instruments — current liabilities	$381,318	$(25,076)	$356,242
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	10,363	—	10,363
Commodity derivatives	Derivative instruments — non-current liabilities	37,499	(4,324)	33,175
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — non-current liabilities	4,723	—	4,723
Total derivatives liabilities		$433,903	$(29,400)	$404,503

		December 31, 2021
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — non-current assets	$55	$—	$55
Contingent consideration	Derivative instruments — non-current assets	44,810	—	44,810
Total derivatives assets		$44,865	$—	$44,865

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$96,172	$(6,725)	$89,447
Commodity derivatives	Derivative instruments — non-current liabilities	133,655	(18,373)	115,282
Total derivatives liabilities		$229,827	$(25,098)	$204,729
__________________
(1)     Includes $39.6 million of commodity derivative liabilities paid in October 2022.

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2022	December 31, 2021

	(In thousands)
Proved oil and gas properties	$4,880,250	$1,393,836
Less: Accumulated depreciation, depletion and amortization	(326,209)	(107,277)
Proved oil and gas properties, net	4,554,041	1,286,559
Unproved oil and gas properties	46,028	2,001
Other property and equipment	75,434	48,981
Less: Accumulated depreciation	(19,439)	(17,109)
Other property and equipment, net	55,995	31,872
Total property, plant and equipment, net	$4,656,064	$1,320,432
9. Acquisitions
2022 Acquisitions
Whiting merger. On July 1, 2022, the Company completed the Merger with Whiting and issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting shareholders. Also on July 1, 2022 and pursuant to the Merger Agreement, the Company (i) assumed the outstanding Whiting Series A Warrants and Whiting Series B Warrants, (ii) assumed the outstanding Whiting equity-based compensation awards and (iii) paid cash to satisfy and discharge in full the Whiting credit facility.
Purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Merger at their estimated fair value on July 1, 2022 of $2.8 billion. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of Whiting requires judgement and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on July 1, 2022.

Purchase Price Consideration
(In thousands)
Common stock issued to Whiting shareholders(1)	$2,478,036
Cash paid to Whiting shareholders(1)	245,436
Replacement of Whiting Series A Warrants and Whiting Series B Warrants(2)	79,774
Replacement of Whiting equity-based compensation awards(3)	27,402
Cash paid to settle Whiting credit facility(4)	2,154
Total consideration transferred	$2,832,802
__________________
(1)     The Company issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting shareholders as Merger Consideration. Each holder of Whiting common stock received 0.5774 shares of common stock as Share Consideration and $6.25 of cash as Cash Consideration. The fair value of the common stock issued was based on the closing price of the Company’s common stock on July 1, 2022 of $109.30. See Note 17—Stockholder's Equity for additional information.
(2)    The Company assumed (i) 4,833,455 Whiting Series A Warrants and (ii) 2,418,832 Whiting Series B Warrants. The replacement of Whiting Series A and B Warrants was based on the closing price of the warrants on July 1, 2022 of $11.25 and $10.50, respectively. See Note 17—Stockholder's Equity for additional information.
(3)    The Whiting equity awards were replaced with awards issued by Chord with similar terms and conditions as the original awards. The fair value of the replacement equity awards attributable to pre-Merger service was recorded as consideration transferred. See Note 16— Equity-Based Compensation for additional information.
(4)    On July 1, 2022, the Company fully satisfied all obligations under the Whiting credit facility and the Whiting credit facility was concurrently terminated. See Note 13—Long-Term Debt for additional information.

Purchase Price Allocation

(In thousands)
Assets acquired:
Cash and cash equivalents	$94,641
Accounts receivable, net	329,331
Inventory	35,256
Prepaid expenses	14,851
Other current assets	428
Current assets held for sale	16,074
Oil and gas properties	3,192,564
Other property and equipment	31,244
Long-term inventory	3,138
Operating right-of-use assets	15,752
Deferred tax assets	250,170
Other assets	3,346
Total assets acquired	$3,986,795

Liabilities assumed:
Accounts payable	$116,769
Revenues and production taxes payable	249,370
Accrued liabilities	215,218
Derivatives instruments (current liability)	471,693
Current operating lease liabilities	2,629
Other current liabilities	727
Current liabilities held for sale	9,410
Asset retirement obligations	57,197
Derivative instruments (long-term liability)	15,128
Operating lease liabilities	13,123
Other liabilities	2,729
Total liabilities assumed	$1,153,993

Net assets acquired	$2,832,802

Post-merger operating results. The results of operations of Whiting have been included in the Company’s unaudited condensed consolidated financial statements since the closing of the Merger on July 1, 2022. The following table summarizes the total revenues and income from continuing operations before income taxes attributable to Whiting that were recorded in the Company’s Condensed Consolidated Statement of Operations for the periods presented.

Three and Nine Months Ended September 30, 2022

(In thousands)
Revenues	$562,089
Income from continuing operations before income taxes	299,118

Unaudited pro forma financial information. Summarized below are the condensed consolidated results of operations for the periods presented, on an unaudited pro forma basis, as if the Merger had occurred on January 1, 2021. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Merger, including transaction costs incurred by the Company and Whiting. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Merger occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Merger or any estimated costs that have not yet been incurred by the Company to integrate the Whiting assets.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2022	2021

		(In thousands)
Revenues	$803,076	$3,739,261	$2,210,632
Net income attributable to Chord	224,262	1,701,478	21,525

Net income attributable to Chord per share:
Basic	$5.26	$40.53	$0.50
Diluted	5.13	38.92	0.50
Other information. The Company recorded an assumed liability of $18.0 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of July 1, 2022 related to success-based transaction costs that were incurred by Whiting prior to the consummation of the Merger. These amounts were paid during the three months ended September 30, 2022.
In addition, the Company recorded an assumed liability of $55.0 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of July 1, 2022 related to a loss contingency from a legal proceeding with Arguello Inc. and Freeport-McMoran Oil & Gas LLC that the Company determined was both probable and reasonably estimable under FASB ASC 450-20, Loss Contingencies as of the consummation of the Merger. See Note 19 — Commitments and Contingencies for additional information.
2021 Acquisitions
Williston Basin Acquisition. On October 21, 2021, the Company completed the acquisition of approximately 95,000 net acres in the Williston Basin, effective April 1, 2021, from QEP Energy Company (“QEP”), a wholly-owned subsidiary of Diamondback Energy Inc., for total cash consideration of $585.8 million (the “Williston Basin Acquisition”). The Company paid a deposit to QEP of $74.5 million on May 3, 2021 and $511.3 million at closing on October 21, 2021. The Company funded the Williston Basin Acquisition with cash on hand, including proceeds from the Permian Basin Sale (defined in Note 10—Divestitures) and the Senior Notes (defined in Note 13—Long-Term Debt).
The Williston Basin Acquisition was accounted for as an asset acquisition under ASC 805, since substantially all of the fair value of the assets acquired related to proved oil and gas properties. The Company applied the cost accumulation model under ASC 805, and as such, recognized the assets acquired in the Williston Basin Acquisition at cost, including transaction costs, on a relative fair value basis. There were no material deferred income taxes from the Williston Basin Acquisition, as the tax basis of the assets acquired and liabilities assumed was equal to the book basis at closing.

10. Divestitures
2022 Divestitures
OMP divestiture. In October 2021, OMP, a master limited partnership formed by the Company to own, develop, operate and acquire midstream assets in North America, and OMP GP LLC (“OMP GP”), the general partner of OMP, entered into an Agreement and Plan of Merger (the “OMP Merger Agreement”) with Crestwood and Crestwood GP. Pursuant to the OMP Merger Agreement, the Company agreed to merge OMP into a subsidiary of Crestwood and exchange all of its OMP common units and all of the limited liability company interests of OMP GP for $160.0 million in cash and 20,985,668 common units of Crestwood (the “OMP Merger”). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation under ASC 205-20. See Note 11—Discontinued Operations for additional information.
On February 1, 2022, the Company completed the OMP Merger and received $160.0 million in cash and 20,985,668 common units of Crestwood. Immediately prior to the completion of the OMP Merger, the Company owned approximately 70% of OMP’s issued and outstanding common units. The Company recorded a pre-tax gain on sale of assets of $518.9 million, which included (i) the cash consideration of $160.0 million, (ii) the fair value of the Company’s retained investment in Crestwood of $568.3 million; less (iii) the book value of the Company’s investment in OMP of $198.0 million and (iv) transaction costs of $11.4 million. The gain on sale of assets was reported within income (loss) from discontinued operations attributable to Chord, net of income tax on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. See Note 6—Fair Value Measurements and Note 12—Investment in Unconsolidated Affiliate for additional information.
In connection with the closing of the OMP Merger, certain contracts were assigned to Crestwood for midstream services and the Company has continuing cash outflows to Crestwood for these services. The Company has determined that Crestwood is a related party. See Note 12—Investment in Unconsolidated Affiliate for additional information.
Rio Blanco County Divestiture. On July 14, 2022, the Company completed the divestiture of its interests in various assets, including producing wells and an equity interest in a pipeline in Rio Blanco County, Colorado, for an aggregate sales price of $8.0 million (before final closing adjustments) (the “Rio Blanco County Divestiture”). No gain or loss was recognized for this sale. The net assets from the Rio Blanco County Divestiture were measured at fair value and classified as held-for-sale upon consummation of the Merger on July 1, 2022.
2021 Divestitures
Well services. On March 22, 2021, the Company completed the sale of certain well services equipment and inventory in connection with its 2020 exit from the well services business for total consideration of $5.5 million, comprised of cash proceeds of $2.6 million and a $2.9 million promissory note. As of September 30, 2022, the interest rate on the promissory note was 11.6% and the remaining principal balance was $0.5 million.
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

11. Discontinued Operations
The OMP Merger represented a strategic shift for the Company and qualified as a discontinued operation in accordance with ASC 205-20.
Condensed Consolidated Statements of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues
Oil and gas revenues	$—	$162	$—	$865
Purchased oil and gas sales(1)	—	(33,812)	(13,364)	(92,464)
Midstream revenues	—	66,712	23,271	183,807
Total revenues	—	33,062	9,907	92,208
Operating expenses
Lease operating expenses(1)	—	(15,582)	(4,535)	(47,485)
Midstream expenses	—	32,396	13,224	83,841
Gathering, processing and transportation expenses(1)	—	(13,628)	(3,555)	(38,324)
Purchased oil and gas expenses(1)	—	(31,948)	(12,506)	(88,044)
Depreciation, depletion and amortization	—	9,648	—	28,605
Impairment	—	—	—	2
General and administrative expenses(1)	—	(574)	3,314	(1,039)
Total operating expenses	—	(19,688)	(4,058)	(62,444)
Gain on sale of assets	—	—	518,900	—
Operating income	—	52,750	532,865	154,652
Other income (expense)
Interest expense, net of capitalized interest	—	(10,997)	(3,685)	(25,977)
Other expense	—	(176)	(93)	(64)
Total other expense	—	(11,173)	(3,778)	(26,041)
Income from discontinued operations before income taxes	—	41,577	529,087	128,611
Income tax expense(2)	(59,858)	—	(101,080)	—
Income (loss) from discontinued operations, net of income tax	(59,858)	41,577	428,007	128,611
Net income attributable to non-controlling interests	—	11,382	2,311	27,654
Income (loss) from discontinued operations attributable to Chord, net of income tax	$(59,858)	$30,195	$425,696	$100,957
__________________
(1)Includes discontinued intercompany eliminations.
(2)The Company applied the intraperiod tax allocation rules in accordance with FASB ASC 740-20, Intraperiod Tax Allocation (“ASC 740-20”) to determine the allocation of tax expense between continuing operations and discontinued operations. ASC 740-20 generally requires the allocation of tax expense to be based on a comparative calculation of tax expense with and without income from discontinued operations. Prior to the release of a portion of the Company’s valuation allowance in the third quarter of 2022 (see Note 15—Income Taxes for additional information), the Company recorded $41.2 million of income tax expense attributable to discontinued operations during the six months ended June 30, 2022. During the three months ended September 30, 2022, the Company released a portion of its valuation allowance and allocated the majority of the income tax benefit associated with the release of the valuation allowance to continuing operations. The total tax expense associated with the OMP Merger was partially offset by the release of the valuation allowance allocated to discontinued operations, resulting in an incremental tax expense of $59.9 million recorded in the three months ended September 30, 2022, since a smaller portion of the deferred tax liabilities reported in discontinued operations is being offset with deferred tax assets.

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
Condensed Consolidated Statements of Cash Flows
There was no depreciation, depletion and amortization attributable to discontinued operations in “Cash flows from operating activities” for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, depreciation, depletion and amortization attributable to discontinued operations in “Cash flows from operating activities” was $28.6 million. Capital expenditures attributable to discontinued operations included in “Cash flows used in investing activities” were $6.1 million for the nine months ended September 30, 2022 and $20.8 million for the nine months ended September 30, 2021. There were no significant non-cash activities from discontinued operations for the periods presented.

12. Investment in Unconsolidated Affiliate
On February 1, 2022, the Company completed the OMP Merger and received 20,985,668 Crestwood common units. On September 12, 2022, the Company sold an aggregate of 16,000,000 common units in separate transactions and received net proceeds of $428.2 million. The Company recorded a gain on sale of $43.0 million which was recognized under net gain from investment in unconsolidated affiliate on the Condensed Consolidated Statements of Operations. The Company owns 4,985,668 common units of Crestwood, representing less than 5% of Crestwood’s issued and outstanding common units. The carrying amount of the Company’s investment in Crestwood is recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet. The fair value of the Company’s investment in Crestwood was $138.5 million as of September 30, 2022.
During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain for the change in the fair value of its investment in Crestwood of $18.4 million and an unrealized loss of $44.6 million, respectively, and a realized gain for a cash distribution from Crestwood of $13.7 million and $40.6 million, respectively. The Company records changes in the fair value of its investment in Crestwood and cash distributions received from Crestwood to net gain from investment in unconsolidated affiliate on the Condensed Consolidated Statements of Operations.
The Company initially appointed two directors to the Board of Directors of Crestwood GP pursuant to a director nomination agreement executed in connection with the consummation of the OMP Merger. On September 15, 2022, in connection with the completion of the sale of Crestwood common units and pursuant to the terms of the previously executed director nomination agreement, both directors resigned from the Board of Directors of Crestwood GP. As a result of the Company’s sale of Crestwood common units and the subsequent resignation of two directors from the Board of Directors of Crestwood GP, the Company does not have the ability to exercise significant influence over Crestwood as of September 30, 2022.
Related Party Transactions
The Company has determined that Crestwood is a related party due to its ownership of Crestwood common units.
The following table presents the revenues, lease operating expenses and gathering, processing and transportation expenses (on a net basis) with Crestwood for the periods presented:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

	(In thousands)
Revenues	$11,286	$11,286
Lease operating expenses	19,041	51,116
Gathering, processing and transportation expenses	17,812	40,719
As of September 30, 2022, amounts due from Crestwood were $7.8 million and amounts due to Crestwood were $66.6 million.
13. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2022	December 31, 2021

	(In thousands)
Senior secured revolving line of credit	$—	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(6,218)	(7,476)
Total long-term debt, net	$393,782	$392,524
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) among Chord, as parent, Oasis Petroleum North America LLC, a wholly-owned subsidiary of the Company, as borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and the lenders party thereto.
On July 1, 2022, the Company entered into the Amended and Restated Credit Agreement to, among other things; (i) increase the aggregate maximum credit amount to $3.0 billion, (ii) increase the borrowing base to $2.0 billion, (iii) increase the aggregate amount of elected commitments to $800.0 million, (iv) extend the maturity date to July 1, 2027, (v) reduce the margin on outstanding borrowings by 125 basis points and (vi) increase the consolidated total leverage ratio financial covenant to 3.50x. Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR

Loan (each as defined in the amended and restated credit agreement). The Company incurs interest on outstanding Term SOFR Loans or ABR Loans at their respective interest rate plus the margin shown in the table below plus a 0.1% credit spread adjustment applicable to Term SOFR Loans. In addition, the unused borrowing base is subject to a commitment fee as shown in the table below:

Total Commitment Utilization Percentage	ABR Loans	SOFR Loans	Commitment Fee
Less than 25%	0.75%	1.75%	0.375%
Greater than or equal to 25% but less than 50%	1.00%	2.00%	0.375%
Greater than or equal to 50% but less than 75%	1.25%	2.25%	0.500%
Greater than or equal to 75% but less than 90%	1.50%	2.50%	0.500%
Greater than or equal to 90%	1.75%	2.75%	0.500%
At September 30, 2022, the Company had no borrowings outstanding and $5.9 million of outstanding letters of credit under the Credit Facility, resulting in an unused borrowing capacity of $794.1 million. At December 31, 2021, the Company had no borrowings outstanding and $2.4 million of outstanding letters of credit under the Credit Facility, resulting in an unused borrowing capacity of $447.6 million. As of September 30, 2022, the Company was in compliance with the covenants under the Credit Facility.
For the three and nine months ended September 30, 2022, the weighted average interest rate incurred on borrowings under the Credit Facility was 4.57%. For the nine months ended September 30, 2021, the weighted average interest rate incurred on borrowings under the Credit Facility was 4.20%. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
On October 31, 2022, the Company completed its semi-annual borrowing base redetermination and entered into its Second Amendment to Amended and Restated Credit Agreement to increase the aggregate amount of elected commitments to $1.0 billion and increase the borrowing base to $2.75 billion.
Senior unsecured notes. At September 30, 2022, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $380.0 million at September 30, 2022.
Whiting credit facility. Upon consummation of the Merger on July 1, 2022, the Whiting credit facility was terminated, and the Company paid the remaining outstanding accrued interest and other fees of approximately $2.2 million to fully satisfy all such outstanding obligations that were owed under the Whiting credit facility.
14. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2022:

(In thousands)

Balance at December 31, 2021	$62,416
Liabilities assumed in Merger	87,265
Liabilities incurred during period	412
Liabilities settled during period	(1,816)
Accretion expense during period	4,987
Liabilities settled through divestitures(1)	(8,535)
Balance at September 30, 2022	$144,729
__________________
(1)    Includes $8.5 million of liabilities that were settled through the Rio Blanco County Divestiture. See Note 10—Divestitures for additional information.
Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2022, the current portion of the total ARO balance was $25.0 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

15. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was (0.1)% and (0.3)% of pre-tax income from continuing operations, respectively, as compared to an effective tax rate of 0.0% of pre-tax income from continuing operations for the three and nine months ended September 30, 2021.
The effective tax rates from continuing operations for the three and nine months ended September 30, 2022 and 2021 were lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance, a majority of which was released as of September 30, 2022. This benefit was partially offset by the impacts of state income taxes.
The Company initially recorded a valuation allowance against substantially all of its net deferred tax assets as of March 31, 2020. As of each reporting date, the Company assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. A significant piece of objective positive evidence that the Company has evaluated is the cumulative income earned during the periods since the Company and Whiting each emerged from voluntary restructuring under Chapter 11 of the Bankruptcy Code in 2020. This source of objective positive evidence, combined with the indefinite lives for many of the Company’s deferred tax assets and projections of future taxable income led the Company to determine that there is sufficient positive evidence to conclude that it is more likely than not that the Company will realize the majority of its net deferred tax assets and release a portion of the valuation allowance previously recorded. The Company applied the intraperiod tax allocation rules in accordance with ASC 740-20 and allocated a portion of the income tax benefit associated with the release of the valuation allowance to continuing operations.
On July 1, 2022, the Company completed the Merger (see Note 2—Summary of Significant Accounting Policies for additional information), which qualified as a tax-free reorganization for U.S. federal income tax purposes. The Company recognized a net deferred tax asset of $250.2 million in its purchase price allocation as of the acquisition date to reflect the difference between the tax basis and the fair value of Whiting’s assets acquired and liabilities assumed. The net deferred tax asset includes the tax effected benefit of federal net operating loss carryforwards of $1.1 billion that were acquired in the Merger and are subject to an annual limitation of $7.0 million under Section 382 of the Internal Revenue Code of 1986 (the “Code”). Upon completion of the Merger, both the Company and Whiting experienced an “ownership change” as defined by the Code; however, the limitations anticipated as a result of these ownership changes are not expected to have a material impact on the realizability of the Company’s deferred tax assets. Determining the limitations under Section 382 of the Code is technical and highly complex, and upon future analysis the Company may determine that its ability to take advantage of its net operating loss carryforwards or other tax benefits may be limited to a greater extent than currently anticipated.
The Company’s estimated valuation allowance as of September 30, 2022 was $133.3 million, which decreased $266.5 million from $399.8 million as of December 31, 2021. The Company expects to release the majority of the remaining valuation allowance through the annualized effective tax rate in the fourth quarter of 2022 and anticipates maintaining a valuation allowance of approximately $9 million against state net operating losses acquired in the Merger.

16. Equity-Based Compensation
The Company has granted restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance share units (“PSUs”), leveraged stock units (“LSUs”) and phantom unit awards under the 2020 Long Term Incentive Plan (the “2020 LTIP”). In accordance with the FASB’s authoritative guidance for share-based payments, the Company accounts for the RSAs, RSUs, PSUs and LSUs as equity classified awards and the phantom unit awards as liability classified awards.
Equity-based compensation expense from continuing operations is recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, the Company recognized $30.7 million and $40.3 million in equity-based compensation expenses related to equity classified awards, respectively. During the three and nine months ended September 30, 2021, the Company recognized $4.1 million and $10.5 million in equity-based compensation expenses related to equity classified awards, respectively. Equity-based compensation expenses related to liability classified awards were $2.1 million and $2.5 million during the three and nine months ended September 30, 2022, respectively. Equity-based compensation expenses related to liability classified awards were not material for the three and nine months ended September 30, 2021.
Pursuant to the Merger Agreement, at the effective time of the Merger, the Company assumed the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “Whiting Plan”) and the outstanding RSUs and PSUs granted under the Whiting Plan, and accordingly (i) all shares remaining available for issuance under the Whiting Plan as of the Merger were automatically converted into shares of the Company’s common stock, available for issuance under the Whiting Plan and (ii) all such RSUs and PSUs were automatically converted into RSUs and PSUs, respectively, that, to the extent earned, will be settled in shares of the Company’s common stock, subject to appropriate adjustments to the number of shares subject to each award, resulting in the following as of July 1, 2022: (x) 1,611,725 shares of the Company’s common stock remaining available for issuance to eligible participants under the Whiting Plan, (y) 335,386 shares of the Company’s common stock subject to RSUs assumed under the Whiting Plan and (z) 275,310 shares of the Company’s common stock subject to PSUs assumed under the Whiting Plan. The number of PSUs assumed by the Company was determined based upon the change-in-control provisions contained in the original award agreement at the greater of (i) the target number of PSUs subject to such award and (ii) the actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the Merger. Upon completion of the Merger, the Whiting RSUs and PSUs were subject to time-based vesting criteria. The fair value of the RSU and PSU awards assumed by the Company was $73.3 million, including $27.4 million that was attributable to pre-Merger services and recorded as a part of the consideration transferred and $45.9 million that is attributable to post-Merger services that will be recognized as equity-based compensation expense in the post-combination period. See Note 9—Acquisitions for additional information.
Restricted stock awards. The Company previously granted RSAs, which are legally issued shares, to non-employee directors of Oasis under the 2020 LTIP which were initially scheduled to vest over a three-year period subject to a service condition. The fair value was based on the closing price of the Company’s common stock at the date of grant.
Pursuant to the 2020 LTIP and RSA award agreements, each outstanding RSA became fully vested upon completion of the Merger due to a “change in control.” As a result, 64,920 outstanding RSAs became fully vested on July 1, 2022. There were no outstanding RSAs at September 30, 2022.
Restricted stock units. The Company has granted RSUs, which are contingent shares with a service-based vesting condition, to employees and non-employee directors under the 2020 LTIP. The RSUs granted to employees vest ratably each year over a three-year or four-year period, and the RSUs granted to non-employee directors vest over a one-year period. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. The Company recognizes compensation expense ratably over the requisite service period.
No employee RSUs were granted during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company granted 443,836 employee RSUs with a weighted average grant date per share value of $51.64. On August 31, 2022, the Company granted 13,920 RSUs to non-employee directors with a grant date per share value of $141.55.

Performance share units. The Company has granted PSUs to certain employees under the 2020 LTIP. PSUs are contingent shares that may be earned over three-year and four-year performance periods. The number of PSUs to be earned was initially subject to a market condition that was based on a comparison of the total shareholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance periods, with 50% of the PSU awards eligible to be earned based on performance relative to a certain group of the Company’s oil and gas peers and 50% of the PSU awards eligible to be earned based on performance relative to the broad-based Russell 2000 index. Depending on the Company’s TSR performance relative to the defined peer group, award recipients could earn between 0% and 150% of target. Pursuant to the PSU award agreements, the number of PSUs earned was certified at the greater of (i) target performance and (ii) actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the “change in control.” The completion of the Merger on July 1, 2022 represented a “change in control” such that 250,009 PSUs were earned by award recipients and converted into time-based awards.
No PSUs were granted during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company granted 183,915 PSUs with a weighted average grant date per share value of $63.95.
Leveraged stock units. The Company has granted LSUs to certain employees under the 2020 LTIP. LSUs are contingent shares that may be earned over a three-year or four-year performance period. The number of LSUs to be earned was initially subject to a market condition, which was based on the TSR performance of the Company’s common stock measured against specific premium return objectives. Depending on the Company’s TSR performance, award recipients could earn between 0% and 300% of target; however, the number of shares delivered in respect to these awards during the grant cycle could not exceed ten times the fair value of the award on the grant date. Pursuant to LSU award agreements, the number of LSUs earned was certified at the greater of (i) target performance and (ii) actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the “change in control.” The completion of the Merger on July 1, 2022 represented a “change in control” such that 787,218 LSUs were earned by award recipients and converted into time-based awards.
No LSUs were granted during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company granted 262,406 LSUs with a weighted average grant date per share value of $78.79.
Unvested equity awards. At September 30, 2022, there were 1,417,189 outstanding and unvested equity-based compensation awards (including equity awards assumed in the Merger), all of which are time-based awards subject to vesting over applicable service periods.
17. Stockholder's Equity
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
Dividends
Base dividends. During the nine months ended September 30, 2022 and 2021, the Company paid base dividends of $2.42 per share of common stock and $1.13 per share of common stock, respectively.
On November 2, 2022, the Company declared a base dividend of $1.25 per share of common stock. The dividend will be payable on November 29, 2022 to shareholders of record as of November 15, 2022.
Variable dividends. During the nine months ended September 30, 2022, the Company paid variable dividends of $5.94 per share of common stock. No variable dividends were paid during the nine months ended September 30, 2021.
On November 2, 2022, the Company declared a variable dividend of $2.42 per share of common stock. The dividend will be payable on November 29, 2022 to shareholders of record as of November 15, 2022.

Special dividends. In connection with the Merger, the Board of Directors of the Company declared a special dividend of $15.00 per share of common stock (the “Special Dividend”) that was paid on July 8, 2022 to shareholders of record as of June 29, 2022. During the nine months ended September 30, 2021, the Company paid a special dividend of $4.00 per share of common stock. The Special Dividend was accounted for separately from the Merger and recognized as a reduction of retained earnings during the second quarter of 2022, which was the period when the Special Dividend was declared.
Share-Repurchase Program
In February 2022, the Board of Directors of the Company authorized a share-repurchase program covering up to $150.0 million of the Company’s common stock. During the three and nine months ended September 30, 2022, the Company repurchased 1,174,756 shares of common stock at a weighted average price of $106.25 per common share for a total cost of $124.8 million.
In August 2022, the Board of Directors of the Company authorized a new share-repurchase program covering up to $300.0 million of the Company’s common stock, which resulted in the expiration of the $150.0 million share-repurchase program. The Company has not repurchased any shares of common stock under this new share-repurchase program.
The Company repurchased no shares of common stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company repurchased 190,783 shares of common stock at a weighted average price of $76.30 per common share for a total cost of $14.6 million.
Warrants
The following table summarizes the Company’s outstanding warrants as of September 30, 2022:

	Warrants(1)	Exercise Price(2)

Legacy Oasis	894,374	$75.57
Legacy Whiting - Series A	2,778,963	$116.37
Legacy Whiting - Series B	1,395,112	$133.70
Total	5,068,449
__________________
(1)Represents the number of warrants in terms of shares of Chord common stock. During the three and nine months ended September 30, 2022, there were 98,518 and 626,998 warrants exercised, respectively.
(2)The exercise price of legacy Whiting warrants was adjusted in accordance with the Merger Agreement.
Legacy Oasis warrants. On November 19, 2020, the Company entered into a Warrant Agreement with Computershare Inc. and Computershare Trust Company N.A., as warrant agent. The warrants, which are indexed to the Company’s common stock and are classified as equity, are exercisable until November 19, 2024, at which time all unexercised warrants will expire and the rights of the holders of such warrants to purchase common stock will terminate. In the event that a holder of a warrant elects to exercise their option to acquire shares of the Company’s common stock, the warrant is required to be settled through physical settlement or net share settlement.
The warrants were initially exercisable for a price of $94.57 per warrant. The number of shares of Chord common stock for which a warrant is exercisable and the exercise prices are subject to adjustment from time to time upon the occurrence of certain events, including stock splits, reverse stock splits or stock dividends to holders of common stock or a reclassification in respect of common stock. Pursuant to the terms of the Warrant Agreement, the exercise price per warrant decreased to $75.57 per warrant effective June 30, 2022 in connection with the payment of the Special Dividend.
No holder of a warrant, by virtue of holding or having a beneficial interest in a warrant, will have the right to vote, receive dividends, receive notice as stockholders with respect to any meeting of stockholders for the election of directors or any other matter, or exercise any rights whatsoever as a stockholder of Chord unless, until and only to the extent such holders become holders of record of shares of Chord common stock issued upon settlement of the warrants.
Assumed Whiting warrants. Pursuant to the Merger Agreement, all of Whiting’s outstanding warrants immediately prior to the effective time of the Merger were assumed by the Company at the closing of the Merger. Prior to the Merger, each legacy Whiting warrant was exercisable for one share of Whiting common stock. Following the completion of the Merger and the Company’s assumption of the legacy Whiting warrants, each such warrant was exercisable for 0.5774 shares of the Company’s common stock, which reflects an adjustment in accordance with the exchange ratio under the Merger Agreement. Also, in accordance with the Merger Agreement, the exercise price of each such legacy Whiting warrant per share of the Company’s common stock was adjusted to equal the quotient of (x) the exercise price of such warrant per share of Whiting common stock immediately prior to the effective time of the Merger less $6.25 divided by (y) the exchange ratio of 0.5774.

Therefore, as a result of the completion of the Merger on July 1, 2022, the Company assumed (i) 4,833,455 legacy Whiting Series A Warrants which were exercisable for an aggregate amount of 2,790,837 shares of the Company’s common stock at an exercise price of $116.37 per share and (ii) 2,418,832 legacy Whiting Series B Warrants which were exercisable for an aggregate amount of 1,396,634 shares of the Company’s common stock at an exercise price of $133.70 per share.
In the event that a holder of Whiting warrants elects to exercise their option to acquire shares of the Company’s common stock, the Company shall issue a net number of exercised shares of common stock. The net number of exercised shares is calculated as (i) the number of Whiting warrants exercised multiplied by (ii) the difference between the 30 day daily volume weighted average price of the common stock leading up to the exercise date and the relevant exercise price, calculated as a percentage of the current market price on the exercise date.
The legacy Whiting Series A Warrants are exercisable until September 1, 2024 and the legacy Whiting Series B Warrants are exercisable until September 1, 2025, at which respective times all unexercised Whiting warrants will expire and the rights of the holders of such Whiting warrants to acquire common stock will terminate. Pursuant to the Whiting warrant agreements, no holder of a Whiting warrant, by virtue of holding or having a beneficial interest in a Whiting warrant, will have the right to vote, receive dividends, receive notice as stockholders with respect to any meeting of stockholders for the election of directors or any other matter, or exercise any rights whatsoever as a stockholder of Chord unless, until and only to the extent such holders become holders of record of shares of Chord common stock issued upon settlement of the Whiting warrants.
The number of shares of Chord common stock for which a Whiting warrant is exercisable and the exercise prices are subject to adjustment from time to time upon the occurrence of certain events, including stock splits, reverse stock splits or stock dividends to holders of common stock or a reclassification in respect of common stock.
18. Earnings Per Share
The Company calculates earnings per share under the two-class method. During the third quarter of 2022, the Company granted RSUs to non-employee directors which include non-forfeitable rights to dividends and are therefore considered “participating securities.” Accordingly, effective September 30, 2022, the Company has computed earnings per share under the two-class earnings allocation method. The two-class method is an earnings allocation formula that computes earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
Basic earnings per share amounts have been computed as (i) net income (loss) (ii) less distributed and undistributed earnings allocated to participating securities (iii) divided by the weighted average number of basic shares outstanding for the periods presented. Diluted earnings per share amounts have been computed as (i) basic net income attributable to common stockholders (ii) plus the reallocation of distributed and undistributed earnings allocated to participating securities (iii) divided by the weighted average number of diluted shares outstanding for the periods presented. The Company calculates diluted earnings per share under both the two-class method and treasury stock method and reports the more dilutive of the two calculations.
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(In thousands, except per share data)
Net income from continuing operations	$941,609	$41,755	$1,052,897	$765
Distributed and undistributed earnings allocated to participating securities	(113)	—	(47)	—
Net income from continuing operations attributable to common stockholders (basic)	941,496	41,755	1,052,850	765
Reallocation of distributed and undistributed earnings allocated to participating securities	4	—	2	—
Net income from continuing operations attributable to common stockholders (diluted)	$941,500	$41,755	$1,052,852	$765

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	41,318	19,812	26,806	19,905
Dilutive effect of share-based awards	1,147	956	1,160	603
Dilutive effect of warrants	642	18	472	—
Diluted weighted average common shares outstanding	43,107	20,786	28,438	20,508

Basic earnings per share from continuing operations	$22.79	$2.11	$39.28	$0.04
Diluted earnings per share from continuing operations	$21.84	$2.01	$37.02	$0.04

Anti-dilutive weighted average common shares:
Potential common shares	4,874	2,152	2,436	2,295

For the three and nine months ended September 30, 2022 and 2021, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive under the treasury stock method.
Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. Basic earnings (loss) per share from discontinued operations was $(1.45) and $15.88 for the three and nine months ended September 30, 2022, respectively and $1.52 and $5.07 for the three and nine months ended September 30, 2021, respectively. Diluted earnings (loss) per share from discontinued operations was $(1.39) and $14.97 for the three and nine months ended September 30, 2022, respectively, and $1.45 and $4.92 for the three and nine months ended September 30, 2021, respectively.
19. Commitments and Contingencies
As of September 30, 2022, the Company’s material off-balance sheet arrangements and transactions include $5.9 million in outstanding letters of credit under the Credit Facility and $8.0 million in net surety bond exposure issued as financial assurance on certain agreements.
As of September 30, 2022, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 22 — Commitments and Contingencies in the Company’s 2021 Annual Report, except as set forth below.
Volume commitment agreements. In connection with the Merger, the Company assumed certain agreements with an aggregate requirement to deliver a minimum quantity of crude oil from the Company’s Sanish field in Mountrail County, North Dakota through June 2024. As of September 30, 2022, the Company had remaining commitments to deliver approximately 12.3 million barrels (“MMBbl”) of crude oil under these agreements. The Company believes its production and reserves at the Sanish field are sufficient to fulfill this delivery commitment, and therefore expects to avoid any payments for deficiencies under this contract.
Additionally, the Company assumed two buy/sell transportation agreements with an aggregate requirement to deliver a minimum quantity of crude oil through July 2024. As of September 30, 2022, the Company had remaining commitments to deliver approximately 4.7 MMBbl of crude oil under these agreements. The Company recorded the fair value of these agreements as derivative liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2022. See Note 7—Derivative Instruments for additional information.
Lease commitments. In connection with the Merger, the Company assumed approximately $15.1 million of operating lease liabilities for office buildings and operating equipment with lease terms through 2030 and approximately $1.6 million of finance lease liabilities for vehicles with lease terms through 2026.
Chapter 11 bankruptcy claims. On April 1, 2020, Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Whiting Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. On June 30, 2020, the Debtors filed their proposed Joint Chapter 11 Plan of Reorganization of Whiting and its Debtor affiliates (as amended, modified and supplemented, the “Whiting Plan”). On August 14, 2020, the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) confirmed the Whiting Plan and on September 1, 2020, the Debtors satisfied all conditions required for Plan effectiveness and emerged from the Whiting Chapter 11 Cases.
The filing of the Whiting Chapter 11 Cases allowed Whiting to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves Whiting from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. The claims resolution process is ongoing and certain of these claims remain subject to the jurisdiction of the Bankruptcy Court. To the extent that the Bankruptcy Court allows any unsecured claims against the Company, such claims may be satisfied through an issuance of the Company’s common stock or other remedy or agreement under and pursuant to the Whiting Plan. In connection with the closing of the Merger on July 1, 2022, the Company assumed Whiting’s obligations with respect to the Whiting Plan and, accordingly, has reserved 1,224,840 shares of common stock for potential future distribution to certain general unsecured claimants whose claim values are pending resolution in the Bankruptcy Court.
Arguello Inc. and Freeport-McMoRan Oil & Gas LLC. Whiting Oil and Gas Corporation (“WOG”), a wholly-owned subsidiary of the Company, had interests in federal oil and gas leases in the Point Arguello Unit located offshore in California. While those interests have expired, pursuant to certain related agreements (the “Point Arguello Agreements”), WOG was subject to certain abandonment and decommissioning obligations prior to WOG and Whiting rejecting the related contracts pursuant to the Whiting Plan. On October 1, 2020, Arguello Inc. and Freeport-McMoRan Oil & Gas LLC, individually and in its capacity as the designated Point Arguello Unit operator (collectively, the “FMOG Entities”) filed with the Bankruptcy Court an application for allowance of certain administrative claims arguing the FMOG Entities were entitled to recover Whiting’s proportionate share of decommissioning obligations owed to the U.S. government through subrogation to the U.S. government’s economic rights. The FMOG Entities’ application alleged administrative claims of approximately $25 million for estimated decommissioning costs owed to the U.S. government, at least $60 million of estimated decommissioning costs owed to the FMOG Entities and claims for certain other immaterial amounts. On September 14, 2020, the FMOG Entities also filed with the Bankruptcy Court proofs of claim for rejection damages to serve as an alternative course of action in the event that a court should determine that the FMOG Entities do not hold any applicable administrative claims. The U.S. Government may also be able to bring claims against WOG directly for decommissioning costs. On February 18, 2021, WOG entered into a stipulation and agreed order with the United States Department of the Interior, Bureau of Safety & Environmental Enforcement (the “BSEE”) pursuant to which the BSEE withdrew its proofs of claims against Whiting and WOG and acknowledged their respective rights and obligations pursuant to the Whiting Plan. On March 26, 2021, the FMOG Entities withdrew their administrative claim for the recovery of Whiting’s proportionate share of costs incurred after August 31, 2020 to fulfill obligations owed to the U.S. government on the basis of subrogation to the U.S. government’s economic rights. The FMOG Entities continued to assert certain other administrative claims and reserved the right to assert claims for the recovery of Whiting’s share of the decommissioning costs incurred after August 31, 2020 based on the theory of equitable subrogation. On September 14, 2021, Whiting and WOG filed an objection in the Bankruptcy Court, seeking an order partially disallowing the FMOG Entities’ claims. On October 20, 2022, the Company filed stipulations and proposed orders with the Bankruptcy Court to resolve all outstanding claims asserted by the FMOG Entities. Those stipulations and proposed orders were signed by the Bankruptcy Court on October 27, 2022. Subsequent to September 30, 2022, the Company paid $55.0 million in cash as full and final satisfaction, discharge and release of all such claims.

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
•crude oil, natural gas liquid (“NGL”) and natural gas realized prices;
•developments in the global economy as well as the public health crisis related to the COVID-19 pandemic and resulting demand and supply for crude oil and natural gas;
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil and natural gas;
•war and political instability in Ukraine and the effect on commodity prices due to the ongoing conflict in Ukraine;
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
•incurring significant transaction and other costs in connection with the Merger (as defined in the “Recent Developments” section below) in excess of those anticipated;
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
•plans, objectives, expectations and intentions contained in this report that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2021 Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord Energy” or “Chord”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin. Our purpose is to improve lives by safely and responsibly providing affordable, reliable and abundant energy. We are uniquely positioned with a best-in-class balance sheet and are focused on rigorous capital discipline and generating free cash flow by operating efficiently, safely and responsibly to develop our unconventional onshore oil-rich resources in the continental United States.
Recent Developments
Return of Capital Plan
On August 3, 2022, we introduced a return of capital plan designed to provide peer-leading, sustainable shareholder returns. The return of capital plan includes a base dividend of $1.25 per share per quarter ($5.00 per share annualized) and a $300.0 million share-repurchase program. Capital will be returned through base dividends, variable dividends and share repurchases.
We expect to return a certain percentage of free cash flow (“FCF”) each quarter, with the targeted percentage based on free cash flow generated during the quarter and leverage under the following framework:

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
Upon completion of the Merger on July 1, 2022, we issued 22,671,871 shares of common stock and paid $245.4 million in cash to Whiting shareholders. Under the terms of the Merger Agreement, each holder of Whiting common stock, par value $0.001 per share, received 0.5774 shares of Chord common stock, par value $0.01 per share, and $6.25 per share in cash in exchange for each share of Whiting common stock.
In connection with the Merger, on June 16, 2022, the Board of Directors of Oasis declared a special dividend of $15.00 per share of common stock (the “Special Dividend”) that was paid on July 8, 2022 to shareholders of record as of June 29, 2022.
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
On September 12, 2022, we sold an aggregate 16,000,000 common units of Crestwood in separate transactions and received pre-tax net proceeds of $428.2 million. On September 15, 2022, in connection with such transactions and pursuant to the terms of the previously executed director nomination agreement, both directors resigned from the Board of Directors of Crestwood GP.

Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future. Commodity prices increased significantly during the first half of 2022 due, in part, to disruptions to global commodity markets resulting from the Russian invasion of Ukraine, coupled with increased global economic activity as a result of fewer restrictions associated with the COVID-19 pandemic. During the third quarter of 2022, crude oil and NGL prices decoupled from natural gas prices. Crude oil and NGL prices decreased in the third quarter of 2022 to levels consistent with early 2022 prior to the Russian invasion of Ukraine due to decreased consumer demand associated with slowing economic activity levels in major developed and emerging economies. Natural gas prices increased during the third quarter of 2022 due to increased liquified natural gas demand around the globe, particularly in Europe, stemming from lower Russian natural gas supply as a result of economic sanctions and other self-sanctioning of Russian commodities due to the ongoing conflict in Ukraine.
We have experienced an increase in the costs of labor, materials and services, which may continue, primarily due to continued supply chain disruptions, higher demand for services and a tight labor market. Central banks have raised interest rates in an effort to reduce inflationary pressure; however, such actions to lower inflation have slowed economic activity levels and increased the risk of a possible future economic recession.
In an effort to improve price realizations from the sale of our crude oil, NGLs and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGLs and natural gas to a broader array of potential purchasers. We enter into crude oil, NGL and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. During the third quarter of 2022, our crude oil price differentials averaged a $1.63 per barrel premium to NYMEX West Texas Intermediate crude oil price index (“NYMEX WTI”). Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows.
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of September 30, 2022, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the period ended September 30, 2022. Certain financial and operational information set forth herein does not include the activity of Whiting for periods prior to the closing of the Merger on July 1, 2022.
As of the completion of the Merger on July 1, 2022, we elected to report crude oil, NGLs and natural gas separately on a three-stream basis. For the periods prior to July 1, 2022, we reported crude oil and natural gas, which included NGLs, on a two-stream basis. This change impacts the comparability with prior periods.
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
Operational Highlights
•Production volumes averaged 172,481 barrels of oil equivalent per day (“Boepd”), including crude oil volumes of 96,201 barrels of oil per day (“Bopd”) in the third quarter of 2022.
•E&P capital expenditures were $224.8 million in the third quarter of 2022.
•Lease operating expense (“LOE”) was $9.86 per barrel of oil equivalent (“Boe”) in the third quarter of 2022.
•Turned-in-line 32 gross (22.5 net) operated wells in the third quarter of 2022.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our revenues for the three and nine months ended September 30, 2022 increased due to the Merger, which significantly expanded our operations in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended September 30, 2022	Three Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Revenues (in thousands)
Crude oil revenues	$824,265	$418,860	$1,629,033	$598,278
NGL revenues(1)	106,151	—	106,151	—
Natural gas revenues(1)	125,730	119,707	353,031	183,181
Purchased oil and gas sales	132,697	250,489	542,653	276,349
Other services revenues	—	324	324	542
Total revenues	$1,188,843	$789,380	$2,631,192	$1,058,350
Production data
Crude oil (MBbls)	8,850	3,747	16,645	9,402
NGLs (MBbls)(1)	3,560	—	3,560	—
Natural gas (MMcf)(1)	20,748	12,506	46,555	32,707
Oil equivalents (MBoe)	15,868	5,831	27,964	14,853
Average daily production (Boepd)	172,481	64,079	102,432	54,407
Average daily crude oil production (Bopd)	96,201	41,174	60,971	34,440
Average sales prices
Crude oil (per Bbl)
Average sales price	$93.13	$111.79	$97.87	$63.63
Effect of derivative settlements(2)	(19.79)	(33.08)	(22.76)	(16.62)
Average realized price after the effect of derivative settlements(2)	$73.34	$78.71	$75.11	$47.01
NGLs (per Bbl)(1)
Average sales price	$29.82	$—	$29.82	$—
Effect of derivative settlements(2)	(0.11)	—	(0.11)	—
Average realized price after the effect of derivative settlements(2)	$29.71	$—	$29.71	$—
Natural gas (per Mcf)(1)
Average sales price	$6.06	$9.57	$7.58	$5.60
Effect of derivative settlements(2)	(1.67)	(0.95)	(1.12)	(0.12)
Average realized price after the effect of derivative settlements(2)	$4.39	$8.62	$6.46	$5.48
____________________
(1)For periods prior to July 1, 2022, we reported crude oil and natural gas on a two-stream basis, and NGLs were combined with the natural gas stream when reporting revenues, production data and average sales prices. As of July 1, 2022, NGLs were reported separately from the natural gas stream on a three-stream basis. This prospective change impacts the comparability of the periods presented.

(2)Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes. The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented.
Three months ended September 30, 2022 as compared to three months ended June 30, 2022
Crude oil revenues. Our crude oil revenues increased $405.4 million to $824.3 million for the three months ended September 30, 2022. This increase was primarily driven by a $443.7 million increase due to our expanded operations after the Merger. Excluding the impacts attributable to the Merger, our crude oil revenues decreased $38.3 million due to a decrease of $66.1 million due to lower crude oil realized prices, partially offset by an increase of $27.8 million due to higher crude oil production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $18.66 per barrel quarter over quarter to an average of $93.13 per barrel for the three months ended September 30, 2022.
NGL revenues. As of July 1, 2022, we began reporting NGL revenues separately from natural gas revenues. This prospective change impacts the comparability of the periods presented. Our NGL revenues were $106.2 million for the three months ended September 30, 2022, including $53.5 million attributable to our expanded operations after the Merger and $52.7 million attributable to our legacy operations.
Natural gas revenues. As of July 1, 2022, we began reporting NGL revenues separately from natural gas revenues. This prospective change impacts the comparability of the periods presented. Our natural gas revenues increased $6.0 million to $125.7 million for the three months ended September 30, 2022 primarily driven by a $58.3 million increase due to our expanded operations after the Merger. Excluding the effects of the Merger, our natural gas revenues decreased $52.3 million, including $52.7 million due to the conversion to three-stream reporting. Stripping out the NGL component from our liquids-rich natural gas resulted in a lower price reported for residue gas during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 in which we reported revenues that included liquids-rich natural gas. Average natural gas sales prices, without derivative settlements, decreased by $3.51 per one thousand cubic feet (“Mcf”) quarter over quarter to an average of $6.06 per Mcf for the three months ended September 30, 2022.
Purchased oil and gas sales. Purchased oil and gas sales decreased $117.8 million to $132.7 million for the three months ended September 30, 2022. This decrease was primarily due to lower crude oil prices quarter over quarter and a decrease in the volume of crude oil purchased and subsequently sold relative to the three months ended June 30, 2022, when additional volumes were purchased to mitigate the impacts of production downtime associated with winter storms.

Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021
Crude oil revenues. Our crude oil revenues increased $1,030.8 million to $1,629.0 million for the nine months ended September 30, 2022. This increase was primarily driven by a $443.7 million increase due to our expanded operations after the Merger. Excluding the impacts attributable to the Merger, our crude oil revenues increased $587.1 million due to an increase of $343.3 million due to higher crude oil realized prices and $243.8 million due to higher crude oil production volumes sold period over period. Average crude oil sales prices, without derivative settlements, increased by $34.24 per barrel period over period to an average of $97.87 per barrel for the nine months ended September 30, 2022.
NGL revenues. As of July 1, 2022, we began reporting NGL revenues separately from natural gas revenues. This prospective change impacts the comparability of the periods presented. Our NGL revenues were $106.2 million for the nine months ended September 30, 2022, including $53.5 million due to our expanded operations after the Merger and $52.7 million attributable to our legacy operations.
Natural gas revenues. As of July 1, 2022, we began reporting NGL revenues separately from natural gas revenues. This prospective change impacts the comparability of the periods presented. Our natural gas revenues increased $169.9 million to $353.0 million for the nine months ended September 30, 2022. Excluding the effects from the Merger, our natural gas revenues increased $111.6 million primarily due to $83.1 million attributable to higher natural gas realized prices and $28.5 million attributable to higher natural gas production volumes sold period over period, partially offset by a decrease due to the conversion to three-stream reporting as of July 1, 2022. Additionally, our natural gas revenues increased period over period by $58.3 million due to our expanded operations after the Merger. Average natural gas sales prices, without derivative settlements, increased by $1.98 per Mcf period over period to an average of $7.58 per Mcf for the nine months ended September 30, 2022.
Purchased oil and gas sales. Purchased oil and gas sales increased $266.3 million to $542.7 million for the nine months ended September 30, 2022. This increase was primarily due to higher crude oil prices period over period, coupled with an increase in crude oil volumes purchased and then subsequently sold to mitigate the impacts of production downtime associated with winter storms in the second quarter of 2022.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended September 30, 2022	Three Months Ended June 30, 2022	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$156,397	$67,722	$287,195	$146,373
Other services expenses	—	12	123	47
Gathering, processing and transportation expenses	35,549	31,813	99,759	90,920
Purchased oil and gas expenses	132,625	252,058	546,310	275,789
Production taxes	83,535	40,081	159,473	50,933
Depreciation, depletion and amortization	141,047	42,136	227,856	83,976
Exploration and impairment	910	278	1,698	1,941
General and administrative expenses	102,226	24,822	151,415	61,500
Total operating expenses	652,289	458,922	1,473,829	711,479
Gain on sale of assets	755	319	2,595	228,473
Operating income	537,309	330,777	1,159,958	575,344
Other income (expense)
Net gain (loss) on derivative instruments	337,409	(98,253)	(128,766)	(550,342)
Net gain (loss) from investment in unconsolidated affiliate	75,093	(96,253)	38,977	—
Interest expense, net of capitalized interest	(8,645)	(6,949)	(22,810)	(23,444)
Other income (expense)	(864)	1,298	2,186	(793)
Total other income (expense), net	402,993	(200,157)	(110,413)	(574,579)
Income from continuing operations before income taxes	940,302	130,620	1,049,545	765
Income tax benefit	1,307	219	3,352	—
Net income from continuing operations	941,609	130,839	1,052,897	765
Income (loss) from discontinued operations attributable to Chord, net of income tax	(59,858)	—	425,696	100,957
Net income attributable to Chord	$881,751	$130,839	$1,478,593	$101,722
Costs and expenses (per Boe of production)
Lease operating expenses	$9.86	$11.61	$10.27	$9.85
Gathering, processing and transportation expenses	2.24	5.46	3.57	6.12
Production taxes	5.26	6.87	5.70	3.43

Three months ended September 30, 2022 as compared to three months ended June 30, 2022
Lease operating expenses. LOE increased $88.7 million to $156.4 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 primarily due to an $85.3 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, LOE increased $3.3 million primarily due to higher fixed costs of $4.0 million, partially offset by lower workover costs of $1.1 million due to fewer workover projects. LOE per Boe decreased $1.75 per Boe to $9.86 per Boe for the three months ended September 30, 2022 due to higher production volumes.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses increased $3.7 million to $35.5 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 primarily due to a $2.1 million increase from our expanded operations after the Merger, which included $9.1 million of GPT expenses partially offset by a $6.9 million non-cash gain attributable to the change in fair value of certain transportation derivative contracts acquired in the Merger for which we did not elect the “normal purchase normal sale” exclusion. See Note 7—Derivative Instruments for additional information on the transportation derivative contracts. Excluding the effects of the Merger, GPT expenses increased $1.6 million primarily due to the impact of the change in our pipeline imbalance volumes quarter over quarter. GPT expenses per Boe decreased $3.22 per Boe to $2.24 per Boe for the three months ended September 30, 2022 due to higher production.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $119.4 million to $132.6 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. This decrease was primarily due to a decrease in the volume of crude oil purchased quarter over quarter where additional volumes were purchased during the three months ended June 30, 2022 to mitigate the impacts of production downtime associated with winter storms.
Production taxes. Production taxes increased $43.5 million to $83.5 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. This increase was primarily due to a $44.5 million increase from our expanded operations after the Merger. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 7.9% for the three months ended September 30, 2022, compared to 7.4% for the three months ended June 30, 2022. This increase quarter over quarter was primarily due to an escalation of the North Dakota crude oil extraction tax of 1% effective June 1, 2022 as a result of the average price of crude oil exceeding the crude oil trigger price of $94.69 per barrel for three consecutive months. The crude oil extraction tax will be reduced by 1% if the average price of crude oil is less than the crude oil price trigger of $94.69 per barrel for three consecutive months, which we expect to occur during the fourth quarter of 2022.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses increased $98.9 million to $141.0 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. This increase was primarily due to a $74.9 million increase due to DD&A expense attributable to our expanded operations after the Merger. Excluding the effects of the Merger, depletion expense increased $24.0 million due to higher production volumes quarter over quarter and an increase in the depletion rate. The depletion rate increased $1.76 per Boe to $8.58 per Boe for the three months ended September 30, 2022 due to higher costs attributable to the oil and gas properties acquired in the Merger.
General and administrative expenses. General and administrative (“G&A”) expenses increased $77.4 million to $102.2 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. This increase was primarily due to merger-related costs of $73.4 million incurred during the three months ended September 30, 2022. We incurred $34.9 million related to employee severance benefits, $19.1 million related to advisory, legal and other transaction-related costs and $17.8 million attributable to the acceleration of equity-based compensation expenses due to terminations of certain officers upon closing of the Merger.
Derivative instruments. We recorded a $337.4 million gain on derivative instruments for the three months ended September 30, 2022, which was comprised of an unrealized gain of $554.6 million on commodity derivative contracts primarily due to a decrease in the NYMEX price curve, partially offset by a realized commodity derivative contract loss of $210.2 million and a $7.0 million loss on an embedded derivative contract that includes contingent consideration. During the three months ended June 30, 2022, we recorded a $98.3 million net loss on derivative instruments, which was comprised of a loss of $95.6 million on commodity derivative contracts and a $2.7 million loss on an embedded derivative contract that includes contingent consideration.
Investment in unconsolidated affiliate. We recorded a $75.1 million gain related to our investment in Crestwood for the three months ended September 30, 2022, including a gain of $43.0 million attributable to our sale of 16,000,000 common units during the third quarter of 2022, a non-cash gain of $18.4 million due to an increase in the fair value of the investment and a realized gain of $13.7 million due to a cash distribution from Crestwood in the third quarter of 2022. During the three months ended June 30, 2022, we recorded a $96.3 million net loss related to our investment in Crestwood, which was comprised of an unrealized loss of $110.0 million due to a decrease in the fair value of the investment, partially offset by a realized gain of $13.7 million due to a cash distribution from Crestwood in the second quarter of 2022. We own less than 5% of Crestwood’s issued and outstanding common units.

Interest expense, net of capitalized interest. Interest expense increased $1.7 million to $8.6 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. The increase was primarily due to borrowings on our revolving credit facility during the three months ended September 30, 2022 that were subsequently repaid. There were no borrowings on our revolving credit facility during the three months ended June 30, 2022. Interest capitalized during the three months ended September 30, 2022 and June 30, 2022 was $1.3 million and $0.9 million, respectively.
Income tax benefit. Our income tax benefit was recorded at (0.1)% of pre-tax income from continuing operations for the three months ended September 30, 2022 and (0.2)% of pre-tax income from continuing operations for the three months ended June 30, 2022. Our effective tax rate for the three months ended September 30, 2022 was higher than the effective tax rate for the three months ended June 30, 2022 primarily due to the impact of releasing a portion of the valuation allowance on our net deferred tax assets in the third quarter of 2022, coupled with the impacts of equity-based compensation windfalls.
Income (loss) from discontinued operations attributable to Chord, net of income tax. We recorded a loss from discontinued operations, net of income tax of $59.9 million for the three months ended September 30, 2022. During the three months ended September 30, 2022, we recorded incremental income tax expense to discontinued operations as a result of applying the intraperiod tax allocation rules in accordance with FASB ASC 740-20, Income Taxes – Intraperiod Tax Allocation. See Note 11—Discontinued Operations and Note 15—Income Taxes for additional information.
Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021
Lease operating expenses. LOE increased $140.8 million to $287.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to an $85.3 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, LOE increased $55.5 million due to a $67.2 million increase in the Williston Basin due primarily to higher fixed costs of $37.7 million and higher workover costs of $21.6 million, partially offset by $11.7 million of LOE costs incurred during the nine months ended September 30, 2021 in the Permian Basin on properties that were divested in June 2021. LOE per Boe increased $0.42 per Boe to $10.27 per Boe for the nine months ended September 30, 2022 primarily due to higher costs.
Gathering, processing and transportation expenses. GPT expenses increased $8.8 million to $99.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Excluding the effects of the Merger, GPT expenses increased $6.7 million primarily due to an increase of $9.3 million in the Williston Basin due primarily to higher crude oil gathering and transportation expenses of $12.3 million driven by an increase in volumes transported on DAPL, partially offset by lower natural gas gathering and processing expenses of $4.8 million. These increases were offset by $2.5 million of GPT expenses incurred during the nine months ended September 30, 2021 in the Permian Basin on properties that were divested in June 2021. Additionally, GPT expenses increased $2.1 million from our expanded operations after the Merger, which included $9.1 million of GPT expenses offset by a $6.9 million non-cash gain attributable to the change in fair value of certain transportation derivative contracts acquired in the Merger for which we did not elect the “normal purchase normal sale” exclusion. See Note 7—Derivative Instruments for additional information on the transportation derivative contracts. GPT expenses per Boe decreased $2.55 per Boe to $3.57 per Boe for the nine months ended September 30, 2022 due to higher production.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $270.5 million to $546.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to higher crude oil prices period over period and an increase in the volume of crude oil purchased to mitigate the impacts of production downtime associated with winter storms in the second quarter of 2022.
Production taxes. Production taxes increased $108.5 million to $159.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to a $44.5 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, production taxes increased $64.1 million due to increased crude oil sales period over period coupled with an increase in the North Dakota crude oil extraction tax of 1% effective June 1, 2022. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 7.6% for the nine months ended September 30, 2022, compared to 6.5% for the nine months ended September 30, 2021. The production tax rate as a percentage of crude oil, NGL and natural gas sales increased period over period primarily due to the impact of lower production tax rates in the Permian Basin on properties that were divested in June 2021, coupled with the increase in the North Dakota crude oil extraction tax rate as described above.

Depreciation, depletion and amortization. DD&A expenses increased $143.9 million to $227.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to a $74.9 million increase in DD&A expense attributable to our expanded operations after the Merger. Excluding the effects of the Merger, depletion expense increased $77.5 million driven by a $86.0 million increase in the Williston Basin, partially offset by $8.5 million of depletion expense incurred during the nine months ended September 30, 2021 in the Permian Basin on properties that were divested in June 2021. The depletion rate in the Williston Basin increased $3.19 per Boe to $7.82 per Boe for the nine months ended September 30, 2022 due to higher costs attributable to the oil and gas properties acquired in the Merger. Fixed DD&A expense decreased $8.5 million primarily due to well service equipment that has been fully depreciated.
General and administrative expenses. G&A expenses increased $89.9 million to $151.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to $82.8 million of merger-related costs, including $34.9 million of costs related to employee severance benefits, $28.2 million of advisory, legal and other transaction-related costs and $17.8 million attributable to the acceleration of equity-based compensation expenses due to terminations of certain officers upon closing of the Merger.
Gain on sale of assets. For the nine months ended September 30, 2022, we recognized a $2.6 million gain on the sale of oil and gas properties related to the sale of certain non-core assets. For the nine months ended September 30, 2021, we recognized a $228.5 million gain on sale of assets primarily related to the Permian Basin Sale.
Derivative instruments. We recorded a $128.8 million net loss on derivative instruments for the nine months ended September 30, 2022, which was comprised of a realized commodity derivative contract loss of $431.3 million, partially offset by an unrealized gain of $295.3 million on commodity derivative contracts and a $7.3 million gain on an embedded derivative contract that includes contingent consideration. During the nine months ended September 30, 2021, we recorded a $550.3 million net loss on derivative instruments which was comprised of a loss of $557.2 million on commodity derivative contracts and a $6.9 million gain on an embedded derivative contract that includes contingent consideration.
Investment in unconsolidated affiliate. We recorded a $39.0 million net gain related to our investment in Crestwood for the nine months ended September 30, 2022, including a gain of $43.0 million attributable to our sale of 16,000,000 common units during the third quarter of 2022 and a realized gain of $40.6 million due to cash distributions received from Crestwood during the period, offset by an unrealized loss of $44.6 million due to a decrease in the fair value of the investment. We own less than 5% of Crestwood’s issued and outstanding common units.
Interest expense, net of capitalized interest. Interest expense was $22.8 million for the nine months ended September 30, 2022, which was consistent with the nine months ended September 30, 2021. Interest capitalized during the nine months ended September 30, 2022 and 2021 was $2.8 million and $1.5 million, respectively.
Income tax benefit. Our income tax benefit was recorded at (0.3)% of pre-tax income from continuing operations for the nine months ended September 30, 2022 and 0.0% of pre-tax income from continuing operations for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was lower than the effective tax rate for the nine months ended September 30, 2021 primarily due to the impact of releasing a portion of the valuation allowance on our net deferred tax assets in the third quarter of 2022, coupled with the impacts of equity-based compensation windfalls.
Income (loss) from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax for the nine months ended September 30, 2022 represents income from OMP for the period prior to the completion of the OMP Merger on February 1, 2022. We recorded income from discontinued operations attributable to Chord, net of income tax of $425.7 million for the nine months ended September 30, 2022. This was primarily comprised of a gain on sale of $518.9 million and midstream revenues of $23.3 million, offset by income tax expense of $101.1 million, midstream expenses of $13.2 million and interest expense of $3.7 million. Income from discontinued operations attributable to Chord, net of income tax was $101.0 million for the nine months ended September 30, 2021, which included midstream revenues of $183.8 million, offset by midstream expenses of $83.8 million.

Liquidity and Capital Resources
Our primary sources of liquidity during the period covered by this report have been cash flows from operations, proceeds received in connection with the completion of the merger of OMP and Crestwood, proceeds received in connection with the sale of a portion of our ownership of Crestwood common units, distributions from Crestwood for our ownership of Crestwood common units and proceeds from the exercise of outstanding warrants. Our primary uses of cash have been for cash paid to Whiting shareholders in connection with the Merger, transaction costs associated with the Merger, severance benefits paid to employees following the Merger, payment of income tax withholding obligations on vested equity awards, settlement of outstanding commodity derivative contracts, payments of dividends to shareholders, repurchases of outstanding common stock, capital expenditures for the development of oil and gas properties and interest payments on our long-term debt.
In connection with the consummation of the Merger on July 1, 2022, we paid $245.4 million, or $6.25 per share of Whiting common stock, to Whiting shareholders. In addition, we paid the Special Dividend on July 8, 2022 of $294.9 million, or $15.00 per share of common stock, to shareholders of record as of June 29, 2022.
We have incurred certain costs directly attributable to the Merger for advisory, legal, severance and other third-party fees that have been recorded to general and administrative expenses on the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2022, we recognized total merger-related costs of $73.4 million, including $34.9 million related to employee severance benefits, transaction costs of $19.1 million and $17.8 million related to the acceleration of unamortized stock compensation expense as a result of certain officer terminations upon completion of the Merger. For the nine months ended September 30, 2022, we recognized total merger-related costs of $82.8 million, including $34.9 million related to employee severance benefits, transaction costs of $28.2 million and $17.8 million related to the acceleration of unamortized stock compensation expense as a result of certain officer terminations upon completion of the Merger. As of September 30, 2022, we had a remaining liability of $23.3 million for the payment of employee severance benefits which was included in accrued liabilities on the Condensed Consolidated Balance Sheet. In addition, we recognized an assumed liability in connection with the Merger of $55.0 million related to outstanding claims in the Point Arguello litigation. Subsequent to September 30, 2022, we paid $55.0 million in cash as full and final satisfaction, discharge and release of all claims related to the Point Arguello litigation. See Note 19—Commitments and Contingencies for additional information.
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, severance benefits payable to terminated employees and obligations associated with our operating and finance leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to shareholders through a base dividend, variable dividend and/or share repurchases. See Recent Developments—Return of Capital Plan for additional information.
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are ten years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract.
As of September 30, 2022, we had $1.5 billion of liquidity available, including $658.9 million in cash and cash equivalents and $794.1 million of aggregate unused borrowing capacity available under our revolving credit facility.
Revolving credit facility. On July 1, 2022, we entered into the Amended and Restated Credit Agreement to, among other things; (i) increase the aggregate maximum credit amount to $3.0 billion, (ii) increase the borrowing base to $2.0 billion, (iii) increase the aggregate amount of elected commitments to $800.0 million, (iv) extend the maturity date to July 1, 2027, (v) reduce the margin on outstanding borrowings by 125 basis points and (vi) increase the consolidated total leverage ratio financial covenant to 3.50x.
As of September 30, 2022, we had no borrowings outstanding and $5.9 million of outstanding letters of credit, resulting in an unused borrowing capacity of $794.1 million.
On October 31, 2022, we completed the semi-annual borrowing base redetermination and entered into our Second Amendment to Amended and Restated Credit Agreement to increase the aggregate amount of elected commitments to $1.0 billion and increase the borrowing base to $2.75 billion.
Senior unsecured notes. As of September 30, 2022, we have $400.0 million of 6.375% senior unsecured notes outstanding that mature on June 1, 2026. Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1 of each year.

Cash Flows
The Condensed Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations.
Our cash flows for the nine months ended September 30, 2022 and 2021 are presented below:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$1,445,634	$644,746
Net cash used in investing activities	(325,699)	(89,031)
Net cash provided by (used in) financing activities	(635,861)	272,667
Increase in cash and cash equivalents	$484,074	$828,382
Cash flows provided by operating activities
Net cash provided by operating activities was $1,445.6 million for the nine months ended September 30, 2022. The increase in net cash provided by operating activities of $800.9 million from the nine months ended September 30, 2021 was due primarily to higher revenues from crude oil, NGL and natural gas sales due to higher commodity prices and our expanded operations following the Merger. See “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in certain expenses between periods.
Working capital. Our working capital fluctuates primarily as a result of changes in commodity prices and production volumes, capital spending to fund development of our oil and gas properties and the settlement of outstanding commodity derivative contracts. At September 30, 2022, we had a working capital deficit of $34.8 million, compared to a working capital surplus of $60.6 million at December 31, 2021 (excluding current assets/liabilities held-for-sale). Our working capital deficit at September 30, 2022 was primarily the result of the liability position of outstanding commodity derivative contracts. We believe we have adequate liquidity to meet our working capital requirements.
Cash flows used in investing activities
Net cash used in investing activities was $325.7 million for the nine months ended September 30, 2022. The increase in net cash used in investing activities of $236.7 million from the nine months ended September 30, 2021 was primarily due to an increase of $245.0 million for cash payments to settle commodity derivative contracts, $159.9 million of capital expenditures related to the development of our oil and gas properties and a net $73.9 million related to acquisitions, which includes $245.4 million of cash paid in July 2022 to Whiting shareholders in connection with the closing of the Merger. In addition, there was a decrease of $218.2 million in proceeds from divested assets whereby we received $160.0 million in connection with the completion of the merger of OMP into Crestwood during the nine months ended September 30, 2022, while we received net proceeds from divestitures of $373.9 million during the nine months ended September 30, 2021 primarily related to the sale of our upstream assets in the Permian Basin. Additionally, we received distributions of $40.6 million during the nine months ended September 30, 2022 for our ownership of Crestwood common units.
Cash flows provided by (used in) financing activities
Net cash used in financing activities of $635.9 million for the nine months ended September 30, 2022 was primarily attributable to dividends paid to shareholders of $500.1 million, payments of $124.8 million to repurchase common stock and payments of $36.8 million for income tax withholdings on vested equity-based compensation awards. These uses of cash were partially offset by proceeds of $17.5 million from the exercise of outstanding warrants. Net cash provided by financing activities for the nine months ended September 30, 2021 of $272.7 million was primarily attributable to OMP’s issuance of $450.0 million in aggregate principal amount of senior notes, coupled with our issuance of $400.0 million in aggregate principal amount of senior notes. This was partially offset by the net principal repayments of outstanding borrowings under our revolving credit facility and OMP’s revolving credit facility.

Capital Expenditures
Our capital expenditures (“CapEx”) from continuing operations are summarized in the following table:

	Three Months Ended			Nine Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	September 30, 2022

	(In thousands)
Capital expenditures
E&P	$62,889	$46,005	$224,821	$333,715
Other capital expenditures(1)	626	888	6,571	8,085
Total E&P and other capital expenditures	63,515	46,893	231,392	341,800
Acquisitions(2,3)	—	(4,779)	2,364	(2,415)
Total capital expenditures(4)	$63,515	$42,114	$233,756	$339,385
___________________
(1)Other capital expenditures includes items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $1.3 million and $2.8 million for the three and nine months ended September 30, 2022, respectively.
(2)During the three months ended June 30, 2022, the Company executed the final settlement statement with Diamondback Energy Inc. pursuant to the Company’s acquisition of approximately 95,000 net acres in the Williston Basin that was completed on October 21, 2021. Pursuant to the final settlement statement, the purchase price was reduced by $4.8 million.
(3)Excludes amounts attributable to the Merger.
(4)Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
Dividends
Base dividends. During the nine months ended September 30, 2022 and 2021, we paid base dividends of $2.42 per share of common stock and $1.125 per share of common stock, respectively.
On November 2, 2022, we declared a base dividend of $1.25 per share of common stock. The dividend will be payable on November 29, 2022 to shareholders of record as of November 15, 2022.
Variable dividends. During the nine months ended September 30, 2022, we paid variable dividends of $5.94 per share of common stock. No variable dividends were paid during the nine months ended September 30, 2021.
On November 2, 2022, we declared a variable dividend of $2.42 per share of common stock. The dividend will be payable on November 29, 2022 to shareholders of record as of November 15, 2022.
Special dividends. In connection with the Merger, our Board of Directors declared a special dividend of $15.00 per share of common stock on June 16, 2022. The Special Dividend was paid on July 8, 2022 to shareholders of record as of June 29, 2022.
During the nine months ended September 30, 2021, we paid a special dividend of $4.00 per share of common stock.
See “Recent Developments—Return of Capital Plan” for additional information regarding our strategy on future dividend payments. Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
In February 2022, the Board of Directors authorized a share-repurchase program covering up to $150.0 million of our common stock. During the three and nine months ended September 30, 2022, we repurchased 1,174,756 shares of common stock at a weighted average price of $106.25 per common share for a total cost of $124.8 million.
In August 2022, the Board of Directors authorized a new share-repurchase program covering up to $300.0 million of our common stock, which resulted in the expiration of the $150.0 million share-repurchase program. We have not repurchased any shares of common stock under this new share-repurchase program.
See “Recent Developments—Return of Capital Plan” for additional information on our strategy for future share repurchases.

Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 6—Fair Value Measurements” for additional information on our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2021 Annual Report, except as follows.
Business combinations. We account for business combinations under the acquisition method of accounting. Accordingly, we recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. Transaction and integration costs associated with business combinations are expensed as incurred.
We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions in the Merger relate to the estimated fair values of proved and unproved oil and natural gas properties. The fair values of these properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of reserves, future operating and development costs, future commodity prices and a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, we review comparable purchases and sales of crude oil, NGL and natural gas properties within the same regions, and use that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and present values of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.
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
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, NGL and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2021 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, NGLs and natural gas fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, NGLs and natural gas have been volatile, especially over the last several quarters and years. These prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into commodity derivative contracts in the past and expect to enter into derivative instruments in the future. Additionally, we may choose to liquidate existing derivative positions before the contract ends in order to realize the current value of our existing positions, in accordance with terms under our credit agreements.
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

The fair value of our unrealized crude oil derivative positions at September 30, 2022 was a net liability position of $301.6 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $136.5 million, while a 10% decrease in crude oil prices would decrease the fair value of this unrealized derivative liability position by approximately $132.7 million. The fair value of our unrealized NGL derivative positions at September 30, 2022 was a net asset of $4.9 million. A 10% increase or decrease in NGL prices would decrease or increase, respectively, the fair value of this unrealized derivative asset position by approximately $2.4 million. The fair value of our unrealized natural gas derivative positions at September 30, 2022 was a net liability of $50.1 million. A 10% increase in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $1.9 million, while a 10% decrease in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $17.0 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” to our unaudited condensed consolidated financial statements for additional information regarding our derivative instruments.
Interest rate risk. At September 30, 2022, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum. At September 30, 2022, we had no borrowings and $5.9 million of outstanding letters of credit issued under our revolving credit facility. Borrowings under the revolving credit facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). As of September 30, 2022, any outstanding loans would have borne interest at their respective interest rates plus a 1.85% margin on any outstanding Term SOFR Loan and a 0.75% margin on any outstanding ABR Loan. The unused borrowing base capacity was subject to a commitment fee of 0.375%.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our revolving credit facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2022, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.
We monitor our exposure to counterparties on crude oil, NGL and natural gas sales primarily by reviewing credit ratings, financial statements and payment history. We extend credit terms based on our evaluation of each counterparty’s credit worthiness. We have not generally required our counterparties to provide collateral to secure crude oil, NGL and natural gas sales receivables owed to us. Historically, our credit losses on crude oil, NGL and natural gas sales receivables have been immaterial.
In addition, our crude oil, NGL and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. All of the counterparties on our derivative instruments currently in place are lenders under our revolving credit facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our revolving credit facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.

Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
On July 1, 2022, we completed the Merger. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of September 30, 2022 excludes an assessment of the internal control over financial reporting of Whiting. The total assets and total revenues of Whiting represent approximately 57% and 47%, respectively, of the related consolidated financial statement amounts as of and for the three months ended September 30, 2022.
Changes in internal control over financial reporting
On July 1, 2022, we completed the Merger. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Whiting. Other than incorporating Whiting’s controls, there were no changes in internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited)—Note 19—Commitments and Contingencies” which is incorporated herein by reference, for a discussion of material legal proceedings.
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
The Inflation Reduction Act could accelerate the transition to a low carbon economy and impose new costs on our operations.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”) which, among other provisions, imposes a fee on methane emissions from sources required to report their greenhouse gas emissions to the U.S. Environmental Protection Agency, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. Beginning in 2024, the IRA’s methane emissions charge imposes a fee on excess methane emissions from certain oil and gas facilities, starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025, and $1,500 for 2026 and thereafter. The imposition of this fee and other provisions contained within the IRA could increase our operating costs and accelerate the transition away from oil and gas, which could adversely affect our business and results of operations.
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
Achieving the expected benefits of the Merger requires, among other things, realization of the targeted synergies expected from the Merger, and there can be no assurance that we will be able to successfully integrate Whiting’s assets or otherwise realize the expected benefits of the Merger. The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. Difficulties in integrating Whiting’s assets and operations may result in the Company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the Merger include:

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
We have also incurred a number of costs associated with the completion of the Merger and combining the businesses of Whiting and Chord. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. Matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.
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
Following the Merger, the size of the business of the combined company increased significantly. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2022:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)
July 1 – July 31, 2022	1,435,349	$107.24	1,174,756	$25,155,355
August 1 – August 31, 2022	14,845	128.47	—	300,000,000
September 1 – September 30, 2022	10,512	136.40	—	300,000,000
Total	1,460,706	$107.67	1,174,756
___________________
(1)The Company withheld 285,950 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)In February 2022, the Board of Directors of the Company authorized a share-repurchase program covering up to $150.0 million of the Company’s common stock. During the third quarter of 2022, the Company repurchased 1,174,756 shares of common stock at a weighted average price of $106.25 per common share for a total cost of $124.8 million. In August 2022, the Board of Directors of the Company authorized a new share-repurchase program covering up to $300.0 million of the Company’s common stock, which resulted in the expiration of the $150.0 million share-repurchase program authorized in February 2022.
Item 5. — Other Information
On October 31, 2022, Chord entered into its Second Amendment to Amended and Restated Credit Agreement with its bank syndicate, resulting in the borrowing base increasing from $2.0 billion to $2.75 billion and the elected commitment amount increasing from $800 million to $1 billion.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Oasis Petroleum Inc. (incorporated by reference to Exhibit 3.2 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

3.2	Third Amended and Restated Bylaws of Chord Energy Corporation. (incorporated by reference to Exhibit 3.3 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

4.1	Indenture, dated as of June 9, 2021, among Chord Energy Corporation (f/k/a Oasis Petroleum Inc.), the Guarantors and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on June 15, 2021).

4.2	First Supplemental Indenture to Indenture dated February 7, 2022, by and among Chord Energy Corporation (f/k/a Oasis Petroleum Inc.), the Guarantors and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on August 12, 2022).

4.3	Second Supplemental Indenture to Indenture dated August 12, 2022, by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

10.1
Series A Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Whiting Petroleum Corporation’s Current Report on Form 8-K12B (File No. 001-31899) filed on September 1, 2020).

10.2	Series B Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to Whiting Petroleum Corporation’s Current Report on Form 8-K12B (File No. 001-31899) filed on September 1, 2020).

10.3	Warrant Assignment and Assumption Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.3 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

10.4	Amended and Restated Credit Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Oasis Petroleum LLC, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto. (incorporated by reference to Exhibit 10.4 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on July 7, 2022).

10.5	First Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.2 to Chord Energy Corporation’s Current Report on Form 8-K (File No. 001-34776) filed on August 12, 2022).

10.6	Whiting Petroleum Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Chord Energy Corporation’s Registration Statement on Form S-8 (File No. 333-266127) filed on July 14, 2022).

10.7
Second Amendment to Amended and Restated Credit Agreement, dated October 31, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto.

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

CHORD ENERGY CORPORATION

Date:	November 3, 2022	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)