Form 10-Q
period 2023-03-31
Chord Energy Corp
filed 2023-05-04
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at April 27, 2023: 41,549,926 shares.

CHORD ENERGY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$592,300	$593,151
Accounts receivable, net	790,989	781,738
Inventory	60,887	54,411
Prepaid expenses	29,180	17,624
Derivative instruments	24,728	23,735
Other current assets	32	11,853
Total current assets	1,498,116	1,482,512
Property, plant and equipment
Oil and gas properties (successful efforts method)	5,320,711	5,120,121
Other property and equipment	69,011	72,973
Less: accumulated depreciation, depletion and amortization	(611,716)	(481,751)
Total property, plant and equipment, net	4,778,006	4,711,343
Derivative instruments	38,231	37,965
Investment in unconsolidated affiliate	112,997	130,575
Long-term inventory	20,669	22,009
Operating right-of-use assets	22,501	23,875
Deferred tax assets	126,304	200,226
Other assets	18,579	22,576
Total assets	$6,615,403	$6,631,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,909	$29,056
Revenues and production taxes payable	568,387	607,964
Accrued liabilities	481,764	362,454
Accrued interest payable	9,597	3,172
Derivative instruments	175,622	341,541
Advances from joint interest partners	3,087	3,736
Current operating lease liabilities	11,589	9,941
Other current liabilities	10,132	3,469
Total current liabilities	1,268,087	1,361,333
Long-term debt	394,626	394,209
Asset retirement obligations	148,137	146,029
Derivative instruments	260	2,829
Operating lease liabilities	22,267	13,266
Other liabilities	23,286	33,617
Total liabilities	1,856,663	1,951,283
Commitments and contingencies (Note 19)
Stockholders’ equity

	March 31, 2023	December 31, 2022

	(In thousands, except share data)
Common stock, $0.01 par value: 120,000,000 shares authorized; 43,897,964 shares issued and 41,538,209 shares outstanding at March 31, 2023; and 120,000,000 shares authorized, 43,726,181 shares issued and 41,477,093 shares outstanding at December 31, 2022	439	438
Treasury stock, at cost: 2,359,755 shares at March 31, 2023 and 2,249,088 shares at December 31, 2022	(266,953)	(251,950)
Additional paid-in capital	3,487,648	3,485,819
Retained earnings	1,537,606	1,445,491
Total stockholders’ equity	4,758,740	4,679,798
Total liabilities and stockholders’ equity	$6,615,403	$6,631,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$766,200	$493,502
Purchased oil and gas sales	130,317	159,467
Total revenues	896,517	652,969
Operating expenses
Lease operating expenses	153,408	63,187
Gathering, processing and transportation expenses	37,015	32,398
Purchased oil and gas expenses	129,593	161,627
Production taxes	60,517	35,858
Depreciation, depletion and amortization	133,791	44,673
General and administrative expenses	32,484	24,367
Exploration and impairment	24,864	510
Total operating expenses	571,672	362,620
Gain on sale of assets, net	1,227	1,521
Operating income	326,072	291,870
Other income (expense)
Net gain (loss) on derivative instruments	66,934	(367,922)
Net gain (loss) from investment in unconsolidated affiliate	(2,216)	60,137
Interest expense, net of capitalized interest	(7,135)	(7,216)
Other income	5,193	1,754
Total other income (expense), net	62,776	(313,247)
Income (loss) from continuing operations before income taxes	388,848	(21,377)
Income tax (expense) benefit	(91,849)	1,826
Net income (loss) from continuing operations	296,999	(19,551)
Income from discontinued operations attributable to Chord, net of income tax	—	485,554
Net income attributable to Chord	$296,999	$466,003
Basic earnings (loss) attributable to Chord per share:
Basic from continuing operations	$7.13	$(1.01)
Basic from discontinued operations	—	25.15
Basic total (Note 18)	$7.13	$24.14
Diluted earnings (loss) attributable to Chord per share:
Diluted from continuing operations	$6.87	$(1.01)
Diluted from discontinued operations	—	25.15
Diluted total (Note 18)	$6.87	$24.14
Weighted average shares outstanding:
Basic (Note 18)	41,568	19,306
Diluted (Note 18)	43,149	19,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2022	41,477	$438	2,249	$(251,950)	$3,485,819	$1,445,491	$4,679,798
Equity-based compensation and vestings	210	2	—	—	11,852	—	11,854
Tax withholdings on settlement of equity-based awards	(77)	(1)	—	—	(10,299)	—	(10,300)
Dividends	—	—	—	—	—	(204,884)	(204,884)
Share repurchases	(111)	—	111	(15,003)	—	—	(15,003)
Warrants exercised	39	—	—	—	276	—	276
Net income	—	—	—	—	—	296,999	296,999
Balance as of March 31, 2023	41,538	$439	2,360	$(266,953)	$3,487,648	$1,537,606	$4,758,740

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation and vestings	94	—	—	—	4,800	—	48	4,848
Tax withholdings on settlement of equity-based awards	(31)	—	31	(4,132)	—	—	—	(4,132)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends	—	—	—	—	—	(73,074)	—	(73,074)
Warrants exercised	233	3	—	—	15,689	—	—	15,692
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Net income	—	—	—	—	—	466,003	2,311	468,314
Balance as of March 31, 2022	19,572	$203	902	$(104,132)	$883,273	$662,619	$—	$1,441,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$296,999	$468,314
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	133,791	44,673
Gain on sale of assets	(1,227)	(520,421)
Impairment	23,304	—
Deferred income taxes	73,923	(7)
Net (gain) loss on derivative instruments	(66,934)	367,922
Net (gain) loss from investment in unconsolidated affiliate	2,216	(60,137)
Equity-based compensation expenses	11,854	4,848
Deferred financing costs amortization and other	(3,791)	3,433
Working capital and other changes:
Change in accounts receivable, net	(14,657)	(111,813)
Change in inventory	(12,753)	667
Change in prepaid expenses	1,211	(369)
Change in accounts payable, interest payable and accrued liabilities	8,176	52,122
Change in other assets and liabilities, net	16,699	16,348
Net cash provided by operating activities	468,811	265,580
Cash flows from investing activities:
Capital expenditures	(172,328)	(48,831)
Proceeds from divestitures, net of cash divested	7,034	147,056
Costs related to divestitures	—	(11,368)
Derivative settlements	(91,656)	(70,670)
Proceeds from sale of investment in unconsolidated affiliate	12,347	—
Distributions from investment in unconsolidated affiliate	3,015	13,116
Net cash provided by (used in) investing activities	(241,588)	29,303
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	15,000
Deferred financing costs	—	(9)
Repurchases of common stock	(15,003)	—
Tax withholding on vesting of equity-based awards	(10,300)	(4,132)
Dividends paid	(202,473)	(70,579)
Payments on finance lease liabilities	(388)	(229)
Proceeds from warrants exercised	90	457
Net cash used in financing activities	(228,074)	(59,492)
Increase (decrease) in cash and cash equivalents	(851)	235,391
Cash and cash equivalents:
Beginning of period	593,151	174,783
End of period	$592,300	$410,174
Supplemental non-cash transactions:
Change in accrued capital expenditures	$46,097	$17,504
Change in asset retirement obligations	234	(428)
Investment in unconsolidated affiliate	—	568,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin. The Company, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon the completion of the merger of equals (the “Merger”) with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022. Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, natural gas liquids (“NGL”) and natural gas primarily in the Rocky Mountains region of the United States.
The Merger was accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Accordingly, unless otherwise specifically noted herein, the periods prior to July 1, 2022 report the financial results of legacy Oasis, while the periods as of and subsequent to July 1, 2022 report the financial results of Chord, which include the operating results of Whiting and the associated impacts from the Merger.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2022 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2022 Annual Report.

3. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Crude oil revenues	$650,908	$385,908
Purchased crude oil sales	109,265	122,172
NGL and natural gas revenues	115,292	107,594
Purchased NGL and natural gas sales	21,052	37,295
Total revenues	$896,517	$652,969

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three months ended March 31, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
4. Inventory
The following table sets forth the Company’s inventory:

	March 31, 2023	December 31, 2022

	(In thousands)
Inventory
Equipment and materials	$20,961	$21,097
Crude oil inventory	39,926	33,314
Total inventory	60,887	54,411
Long-term inventory
Linefill in third-party pipelines	20,669	22,009
Total long-term inventory	20,669	22,009
Total	$81,556	$76,420

5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	March 31, 2023	December 31, 2022

	(In thousands)
Accounts receivable, net
Trade and other accounts	$679,307	$661,121
Joint interest accounts	117,280	127,772
Total accounts receivable	796,587	788,893
Less: allowance for credit losses	(5,598)	(7,155)
Total accounts receivable, net	$790,989	$781,738

Accrued liabilities
Accrued oil and gas marketing	$182,544	$127,240
Accrued capital costs	132,318	76,747
Accrued lease operating expenses	85,844	73,714
Accrued general and administrative expenses	24,333	42,259
Current portion of asset retirement obligations	18,552	19,376
Accrued dividends	15,754	5,873
Other accrued liabilities	22,419	17,245
Total accrued liabilities	$481,764	$362,454
6. Fair Value Measurements
The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as asset retirement obligations (“ARO”) and properties acquired in a business combination or upon impairment at fair value on a non-recurring basis.
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at March 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$945	$—	$945
Contingent consideration (see Note 7)	—	62,014	—	62,014
Investment in unconsolidated affiliate (see Note 12)	112,997	—	—	112,997
Total assets	$112,997	$62,959	$—	$175,956
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$172,345	$3,537	$175,882
Total liabilities	$—	$172,345	$3,537	$175,882

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$780	$—	$780
Contingent consideration (see Note 7)	—	60,920	—	60,920
Investment in unconsolidated affiliate (see Note 12)	130,575	—	—	130,575
Total assets	$130,575	$61,700	$—	$192,275
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$329,676	$14,694	$344,370
Total liabilities	$—	$329,676	$14,694	$344,370
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps, collars and basis swaps are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company recorded an adjustment to reduce the fair value of its net derivative liability for these contracts by $0.9 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively. See Note 7—Derivative Instruments for additional information.
Transportation derivative contracts. The Company is a party to certain buy/sell transportation contracts that are derivative contracts for which the Company has not elected the “normal purchase normal sale” exclusion under FASB ASC 815, Derivatives and Hedging. These transportation derivative contracts are valued by a third-party preparer based on an income approach. The significant inputs used are quoted forward prices for commodities, market differentials for crude oil and either the Company’s or the counterparty’s nonperformance risk, as appropriate. The assumptions used in the valuation of these contracts include certain market differential metrics that are unobservable during the term of the contracts. Such unobservable inputs are significant to the contract valuation methodology, and the contracts’ fair values are therefore designated as Level 3 within the fair value hierarchy. See Note 7—Derivative Instruments for additional information.
Contingent consideration. In June 2021, the Company completed the divestiture of oil and gas properties in the Texas region of the Permian Basin. In connection with the divestiture, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil price index (“NYMEX WTI”) exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If NYMEX WTI for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Permian Basin Sale Contingent Consideration is determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs used are NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. See Note 7—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. In connection with the OMP Merger (defined in Note 10—Divestitures), the Company owns common units in Crestwood Equity Partners LP (“Crestwood”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Crestwood was determined using Level 1 inputs based upon the quoted market price of Crestwood’s publicly traded common units at March 31, 2023 and December 31, 2022. See Note 12—Investment in Unconsolidated Affiliate for additional information.
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

7. Derivative Instruments
Commodity derivative contracts. The Company utilizes derivative financial instruments to manage risks related to changes in commodity prices. The Company’s crude oil contracts settle monthly based on the average NYMEX WTI. Natural gas contracts settle monthly based on the average Henry Hub natural gas index price (“NYMEX HH”), while natural gas basis swaps settle monthly based on the average fixed differential between NYMEX HH and the Northern Natural Gas Ventura (“NNG Ventura”) index price.
The Company utilizes fixed-price swaps and collars to manage risks related to changes in commodity prices. Swaps are designed to establish a fixed price for the volumes under contract, while collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the volumes under contract. In addition, the Company utilizes basis swaps to manage commodity price locational risk. The Company’s basis swaps are designed to establish a fixed differential between NYMEX and the index price referenced in the contract. The Company may, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.
At March 31, 2023, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Floor	Ceiling

Crude oil	2023	Two-way collar	4,583,500	Bbl		$45.79	$64.46
Crude oil	2023	Fixed-price swaps	4,032,000	Bbl	$51.33
Natural gas	2023	Two-way collar	4,299,000	MMBtu		$2.31	$2.86
Natural gas basis(1)	2023	Fixed-price swaps	1,365,000	MMbtu	$(0.22)
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
Subsequent to March 31, 2023, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Floor	Ceiling
Crude oil	2023	Two-way collar	736,000	Bbl	$65.00	$88.51
Crude oil	2024	Two-way collar	640,000	Bbl	$65.00	$80.13
Transportation derivative contracts. The Company is a party to two contracts that provide for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts require the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of March 31, 2023, the estimated fair value of these contracts was $3.5 million, of which $3.3 million was classified as a current derivative liability and $0.3 million was classified as a non-current derivative liability on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of these contracts was $14.7 million, of which $11.9 million was classified as a current derivative liability and $2.8 million was classified as a non-current derivative liability on the Company’s Condensed Consolidated Balance Sheet. The Company records the changes in fair value of these contracts to gathering, processing and transportation expenses on the Company’s Condensed Consolidated Statement of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 6—Fair Value Measurements for additional information.

Contingent consideration. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of March 31, 2023, the estimated fair value of the Permian Basin Sale Contingent Consideration was $62.0 million, of which $23.8 million was classified as a current derivative asset and $38.2 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of the Permian Basin Sale Contingent Consideration was $60.9 million, of which $23.0 million was classified as a current derivative asset and $38.0 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended March 31,
Derivative Instrument	Statements of Operations Location	2023	2022

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$65,840	$(384,872)
Commodity derivatives (buy/sell transportation contracts)(1)	Gathering, processing and transportation expenses	11,157	—
Contingent consideration	Net gain (loss) on derivative instruments	1,094	16,950
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded as a gain in gathering, processing and transportation expenses for the three months ended March 31, 2023.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$4,573	$(3,628)	$945
Contingent consideration	Derivative instruments — current assets	23,783	—	23,783
Contingent consideration	Derivative instruments — non-current assets	38,231	—	38,231
Total derivatives assets		$66,587	$(3,628)	$62,959

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$175,973	$(3,628)	$172,345
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	3,277	—	3,277
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — non-current liabilities	260	—	260
Total derivatives liabilities		$179,510	$(3,628)	$175,882

		December 31, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$10,194	$(9,414)	$780
Contingent consideration	Derivative instruments — current assets	22,955	—	22,955
Contingent consideration	Derivative instruments — non-current assets	37,965	—	37,965
Total derivatives assets		$71,114	$(9,414)	$61,700

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$339,090	$(9,414)	$329,676
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	11,865	—	11,865
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — non-current liabilities	2,829	—	2,829
Total derivatives liabilities		$353,784	$(9,414)	$344,370

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	March 31, 2023	December 31, 2022

	(In thousands)
Proved oil and gas properties	$5,291,359	$5,089,185
Less: Accumulated depletion	(590,969)	(461,175)
Proved oil and gas properties, net	4,700,390	4,628,010
Unproved oil and gas properties	29,352	30,936
Other property and equipment	69,011	72,973
Less: Accumulated depreciation	(20,747)	(20,576)
Other property and equipment, net	48,264	52,397
Total property, plant and equipment, net	$4,778,006	$4,711,343
9. Acquisitions
2022 Acquisitions
On July 1, 2022, the Company completed the Merger with Whiting and issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting stockholders. The Merger was accounted for under the acquisition method of accounting in accordance with ASC 805.
Purchase price allocation. Under the acquisition method of accounting, the assets and liabilities of Whiting were recorded at their respective fair values as of the acquisition date on July 1, 2022. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after July 1, 2022. There were no measurement period adjustments recorded to the purchase price allocation during the three months ended March 31, 2023.
Unaudited pro forma financial information. The results of Whiting’s operations have been included in the Company’s consolidated financial statements since July 1, 2022. The following supplemental unaudited pro forma financial information for the three months ended March 31, 2022 has been prepared as if the Merger had occurred on January 1, 2022. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Merger, including transaction costs incurred by the Company and Whiting. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Merger occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Merger or any estimated costs that have not yet been incurred by the Company to integrate the Whiting assets.

Three Months Ended March 31, 2022

(In thousands)
Revenues	$1,179,825
Net income attributable to Chord	357,129

Net income attributable to Chord per share:
Basic	$8.48
Diluted	8.03

10. Divestitures
OMP Merger. On February 1, 2022, the Company completed the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP LLC with and into a subsidiary of Crestwood and received $160.0 million in cash and 20,985,668 common units of Crestwood (the “OMP Merger”). The OMP Merger represented a strategic shift for the Company and qualified for reporting as a discontinued operation under FASB ASC 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). See Note 11—Discontinued Operations for additional information on amounts reported as discontinued operations. See Note 6—Fair Value Measurements and Note 12—Investment in Unconsolidated Affiliate for additional information on the Company’s investment in Crestwood.
The Company recorded a pre-tax gain on sale of assets of $518.9 million, which included (i) the cash consideration of $160.0 million, (ii) the fair value of the Company’s retained investment in Crestwood of $568.3 million; less (iii) the book value of the Company’s investment in OMP of $198.0 million and (iv) transaction costs of $11.4 million. The gain on sale of assets was reported within income from discontinued operations attributable to Chord, net of income tax on the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.
The Company had previously entered into long-term, fee-based contractual arrangements with OMP for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services; (ii) crude oil gathering, terminaling and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater distribution services. These contracts were assigned to Crestwood upon closing of the OMP Merger, and the Company has continuing involvement with Crestwood for these midstream services.

11. Discontinued Operations
The OMP Merger qualified for reporting as a discontinued operation in accordance with ASC 205-20. There were no discontinued operations for the three months ended March 31, 2023.
Condensed Consolidated Statement of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the period presented:

Three Months Ended March 31, 2022

(In thousands)
Revenues
Purchased oil and gas sales(1)	$(13,364)
Midstream revenues	23,271
Total revenues	9,907
Operating expenses
Lease operating expenses(1)	(4,535)
Midstream expenses	13,224
Gathering, processing and transportation expenses(1)	(3,555)
Purchased oil and gas expenses(1)	(12,506)
General and administrative expenses(1)	3,314
Total operating expenses	(4,058)
Gain on sale of assets	518,900
Operating income	532,865
Other expense
Interest expense, net of capitalized interest	(3,685)
Other expense	(93)
Total other expense	(3,778)
Income from discontinued operations before income taxes	529,087
Income tax expense	(41,222)
Income from discontinued operations, net of income tax	487,865
Net income attributable to non-controlling interests	2,311
Income from discontinued operations attributable to Chord, net of income tax	$485,554
__________________
(1)Includes discontinued intercompany eliminations.
Condensed Consolidated Statement of Cash Flows
Depreciation, depletion and amortization attributable to discontinued operations in “Cash flows from operating activities” was immaterial for the three months ended March 31, 2022. Capital expenditures attributable to discontinued operations included in “Cash flows used in investing activities” was $6.1 million for the three months ended March 31, 2022. There were no significant non-cash activities from discontinued operations for the three months ended March 31, 2022.
12. Investment in Unconsolidated Affiliate
As of March 31, 2023 and December 31, 2022 the fair value of the Company’s investment in Crestwood was $113.0 million and $130.6 million, respectively. As of March 31, 2023 and December 31, 2022, the Company owned less than 5% of Crestwood’s issued and outstanding common units.
During the three months ended March 31, 2023, the Company recorded a net loss of $2.2 million on its investment in Crestwood, including an unrealized loss of $5.7 million for the change in fair value of the investment and a realized gain of $3.0 million for a cash distribution received from Crestwood. During the three months ended March 31, 2022, the Company recorded a gain of $60.1 million on its investment in Crestwood, including an unrealized gain of $47.0 million for the change in fair value of the investment and a realized gain of $13.1 million for a cash distribution received from Crestwood.

Related Party Transactions
For the three months ended March 31, 2022, related party transactions with Crestwood totaled $12.0 million of lease operating expenses and $10.1 million of gathering, processing and transportation expenses. On September 12, 2022, the Company sold an aggregate of 16,000,000 common units of Crestwood, which reduced its ownership of Crestwood’s issued and outstanding common units below 5%. As such, Crestwood is no longer considered a related party as of March 31, 2023.
13. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2023	December 31, 2022

	(In thousands)
Senior secured revolving line of credit	$—	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(5,374)	(5,791)
Total long-term debt, net	$394,626	$394,209
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) with a $2.5 billion borrowing base and $1.0 billion of elected commitments that matures on July 1, 2027. At March 31, 2023, the Company had no borrowings outstanding and $6.1 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $994.0 million. At December 31, 2022, the Company had no borrowings outstanding and $6.4 million of outstanding letters of credit issued under the Credit Facility.
During the three months ended March 31, 2023 and 2022, the Company incurred no borrowings on the Credit Facility, resulting in a weighted average interest rate of 0.0% in each period. The Company was in compliance with the financial covenants under the Credit Facility at March 31, 2023. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the Credit Facility). The Company incurs interest on outstanding loans at their respective interest rate plus a margin rate ranging between 1.75% to 2.75% for Term SOFR Loans and 0.75% to 1.75% for ABR Loans. In addition, Term SOFR Loans are also subject to a 0.1% credit spread adjustment. The unused borrowing base is subject to a commitment fee ranging between 0.375% to 0.500%.
On May 2, 2023, the Company completed its semi-annual borrowing base redetermination and entered into the Third Amendment to Amended and Restated Credit Agreement to reduce the borrowing base to $2.5 billion from $2.75 billion. There were no changes to the total amount of elected commitments of $1.0 billion. The next scheduled redetermination is expected to occur in or around October 2023.
Senior unsecured notes. At March 31, 2023, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $396.2 million at March 31, 2023.
14. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2023:

(In thousands)

Balance at December 31, 2022	$165,405
Liabilities incurred during period	234
Liabilities settled during period	(1,841)
Accretion expense during period	2,890
Balance at March 31, 2023	$166,688

Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At March 31, 2023, the current portion of the total ARO balance was $18.6 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

15. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 was 23.6% of pre-tax income from continuing operations, as compared to an effective tax rate of 8.5% of pre-tax loss from continuing operations for the three months ended March 31, 2022.
The effective tax rate from continuing operations for the three months ended March 31, 2023 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes. The effective tax rate for the three months ended March 31, 2022 was lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance during the three months ended March 31, 2022, substantially all of which was released during the third quarter and fourth quarter of 2022. This was partially offset by the impacts of equity-based compensation windfalls and state income taxes.
16. Equity-Based Compensation
The Company has previously granted RSUs, PSUs and LSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation costs are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, the Company recognized $11.9 million and $4.8 million, respectively, in equity-based compensation costs related to equity-classified awards. Equity-based compensation costs related to liability-classified awards were not material for the three months ended March 31, 2023 or 2022.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that vest on either a cliff or graded basis over a three-year or four-year period (as applicable) and are subject to a service condition. During the three months ended March 31, 2023, the Company granted 125,451 RSUs to employees with a weighted average grant date value of $132.62 per share.
Performance share units. Performance share units (“PSUs”) are contingent shares that vest on a graded basis over a three-year and four-year period subject to a service condition. No PSUs were granted during the three months ended March 31, 2023 or 2022.
Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares that cliff vest over a three-year and four-year period subject to a service condition. No LSUs were granted during the three months ended March 31, 2023 or 2022.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis subject to a service condition. During the three months ended March 31, 2023, the Company granted 9,743 phantom unit awards to employees with a weighted average grant date value of $134.60 per share.
17. Stockholders’ Equity
Dividends
The following table summarizes the Company’s fixed and variable dividends for the first quarter of 2023 and 2022, respectively.

	Rate per share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q1 2023	$1.25	$3.55	$4.80	$204,884
Q1 2022	$0.585	$3.00	$3.585	$73,074
Total dividends declared in the table above includes $5.1 million and $3.0 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three months ended March 31, 2023 and 2022, respectively.
On May 3, 2023, the Company declared base-plus-variable cash dividend of $3.22 per share of common stock, including a base cash dividend of $1.25 per share of common stock and a variable cash dividend of $1.97 per share of common stock. The dividends will be payable on May 30, 2023 to shareholders of record as of May 16, 2023.
Share-Repurchase Program
During the three months ended March 31, 2023, the Company repurchased 110,667 shares of common stock at a weighted average price of $135.55 per common share for a total cost of $15.0 million. As of March 31, 2023, there was $257.9 million remaining under the Company’s share-repurchase program.

The Company repurchased no shares of common stock during the three months ended March 31, 2022.
Warrants
The following table summarizes the Company’s outstanding warrants as of March 31, 2023:

	Warrants(1)	Exercise Price

Legacy Oasis	726,536	$75.57
Legacy Whiting - Series A	2,775,767	$116.37
Legacy Whiting - Series B	1,394,256	$133.70
Total	4,896,559
__________________
(1)Represents the number of warrants in terms of shares of Chord common stock.
During the three months ended March 31, 2023, there were 82,954 warrants exercised.
18. Earnings (Loss) Per Share
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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,

	2023	2022
	(In thousands, except per share data)
Net income (loss) from continuing operations	$296,999	$(19,551)
Distributed and undistributed earnings allocated to participating securities	(682)	—
Net income (loss) from continuing operations attributable to common stockholders (basic)	296,317	(19,551)
Reallocation of distributed and undistributed earnings allocated to participating securities	8	—
Net income (loss) from continuing operations attributable to common stockholders (diluted)	$296,325	$(19,551)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	41,568	19,306
Dilutive effect of share-based awards	902	—
Dilutive effect of warrants	679	—
Diluted weighted average common shares outstanding	43,149	19,306

Basic earnings (loss) per share from continuing operations	$7.13	$(1.01)
Diluted earnings (loss) per share from continuing operations	$6.87	$(1.01)

Anti-dilutive weighted average common shares:
Potential common shares	4,561	2,977
For the three months ended March 31, 2023, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive. For the three months ended March 31, 2022, the Company incurred a net loss from continuing operations, and therefore the calculation of diluted loss per share excludes the anti-dilutive effect of all potentially dilutive shares.

Basic and diluted earnings per share from discontinued operations were $25.15 for the three months ended March 31, 2022.
19. Commitments and Contingencies
As of March 31, 2023, the Company’s material off-balance sheet arrangements and transactions include $6.1 million in outstanding letters of credit under the Credit Facility and $17.7 million in net surety bond exposure issued as financial assurance on certain agreements.
As of March 31, 2023, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 23 — Commitments and Contingencies in the Company’s 2022 Annual Report except as set forth below.
In April 2023, the Company entered into a gas gathering, processing and sale agreement with a requirement to deliver a minimum quantity of unprocessed gas through January 2028 for a total aggregate commitment of approximately $55.6 million. The Company believes its production and reserves are sufficient to fulfill this delivery commitment and therefore expects to avoid any payments for deficiencies under this contract.
20. Leases
During the three months ended March 31, 2023, the Company began negotiations to sublease a portion of its Denver corporate office. As a result of an offer received and the overall market conditions, the Company recorded a right-of-use (“ROU”) asset impairment charge of $17.5 million, which was the amount by which the carrying value of the ROU asset exceeded the fair value. The Company estimated the fair value of the ROU asset using an income approach based on the net present value of the expected sublease rental income during the sublease term. The ROU asset impairment charge is recorded within exploration and impairment on the Condensed Consolidated Statements of Operations.
Other than the item disclosed above, no other material changes have occurred to the Company’s lease portfolio for the periods presented. Refer to the Company’s 2022 Annual Report for more information on the Company’s leases.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “aim,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
•failing to realize the anticipated benefits or synergies from the Merger (as defined below) in the timeframe expected or at all;
•the results of integrating the operations of Oasis Petroleum Inc. (“Oasis”) and Whiting Petroleum Corporation (“Whiting”);
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
•compliance with, and changes in, environmental, safety and other laws and regulations, including the Inflation Reduction Act of 2022;
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
•the impact of disruptions in the banking and financial markets, including the U.S. bank failures which occurred in March 2023;
•plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2022 Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”).
All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or revise these statements unless required by securities law, and you should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, the proximity to and capacity of transportation facilities and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Overview
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company,” “Chord,” “we,” “us,” or “our”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets in the Williston Basin. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a rewarding environment for our employees. We aim to enhance return on capital and generate strong free cash flow, while striving to be responsible stewards of the communities and environment where we operate.
Merger
On July 1, 2022, we completed a merger of equals transaction (the “Merger”) with Whiting. Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States. The Merger impacts the comparability of our financial statements. See “Results of Operations—Comparability of Financial Statements” below for additional information.
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future. Crude oil and natural gas prices declined during the first quarter of 2023 due in part to economic uncertainty associated with disruptions in the banking and financial markets associated with U.S bank failures in March 2023.
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
In an effort to improve price realizations from the sale of our crude oil, NGLs and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGLs and natural gas to a broader array of potential purchasers. We enter into crude oil, NGL and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows. During the first quarter of 2023, there was no premium or discount of our realized crude oil price to New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil price index (“NYMEX WTI”). In the second quarter of 2023, we expect our realized oil price to range between a discount of $0.60 per barrel to NYMEX WTI and a premium of $1.40 per barrel to NYMEX WTI.
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of March 31, 2023, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
Recent Developments
Non-core Divestitures
In May 2023, we announced the sale of certain non-core properties located outside of the Williston Basin in separate transactions for proceeds of approximately $35.0 million. The non-core divestitures have either closed or are expected to close during the second quarter of 2023.
Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the period ended March 31, 2023. Certain financial and operational information set forth herein does not include the activity of Whiting for periods prior to the closing of the Merger on July 1, 2022. The results reported for the three months ended December 31, 2022 and March 31, 2023 reflect the consolidated results of Chord, while the results reported for the three months ended March 31, 2022 reflect the consolidated results of legacy Oasis, unless otherwise noted.

As of July 1, 2022, we elected to report crude oil, NGLs and natural gas separately on a three-stream basis. For the periods prior to July 1, 2022, we reported crude oil and natural gas, which included NGLs, on a two-stream basis. This change impacts the comparability with prior periods.
In addition, the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP LLC with and into a subsidiary of Crestwood Equity Partners LP (“Crestwood”) on February 1, 2022 (the “OMP Merger”) qualified for reporting as a discontinued operation. Accordingly, the results of operations of OMP have been classified as discontinued operations in the Condensed Consolidated Statement of Operations for the period from January 1, 2022 to the closing of the OMP Merger on February 1, 2022.
Operational and Financial Highlights
•Production volumes averaged 164,740 barrels of oil equivalent per day (“Boepd”) (58% oil), including crude oil volumes of 95,113 barrels of oil per day (“Bopd”) in the first quarter of 2023.
•E&P and other capital expenditures (excluding capitalized interest) were $202.3 million in the first quarter of 2023.
•Lease operating expenses (“LOE”) were $10.35 per barrel of oil equivalent (“Boe”) in the first quarter of 2023.
•Net cash provided by operating activities was $468.8 million and net income was $297.0 million in the first quarter of 2023.
•Cash and cash equivalents of $592.3 million exceeded debt of $400.0 million at March 31, 2023.
Shareholder Return Highlights
•Paid $4.80 per share base-plus-variable cash dividend on March 21, 2023.
•Repurchased $15.0 million of common stock in the first quarter of 2023 with $257.9 million remaining under our $300 million share repurchase program.
•Total return of capital for the first quarter of 2023 was set at 75% of adjusted free cash flow.
•Declared a base-plus-variable cash dividend of $3.22 per share of common stock. The dividend will be payable on May 30, 2023 to shareholders of record as of May 16, 2023.
•Chord (NASDAQ: CHRD) was added to the S&P MidCap 400 index.
•Chord’s S&P issuer bond rating was upgraded to BB-.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our revenues for the three months ended March 31, 2023 and the three months ended December 31, 2022 increased when compared to the three months ended March 31, 2022 due to the Merger, which significantly expanded our operations in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended March 31, 2023	Three Months Ended December 31, 2022	Three Months Ended March 31, 2022

Revenues (in thousands)
Crude oil revenues	$650,908	$737,963	$385,908
NGL revenues(1)	62,243	78,136	—
Natural gas revenues(1)	53,049	71,982	107,594
Purchased oil and gas sales	130,317	127,522	159,467
Total revenues	$896,517	$1,015,603	$652,969
Production data
Crude oil (MBbls)	8,560	8,812	4,048
NGLs (MBbls)(1)	2,946	3,467	—
Natural gas (MMcf)(1)	19,923	20,874	13,300
Oil equivalents (MBoe)	14,827	15,758	6,265
Average daily production (Boepd)	164,740	171,279	69,606
Average daily crude oil production (Bopd)	95,113	95,783	44,975
Average sales prices
Crude oil (per Bbl)
Average sales price	$76.04	$83.74	$95.34
Effect of derivative settlements(2)	(10.25)	(13.29)	(16.07)
Average realized price after the effect of derivative settlements(2)	$65.79	$70.45	$79.27
NGLs (per Bbl)(1)
Average sales price	$21.13	$22.54	$—
Effect of derivative settlements(2)	0.97	1.56	—
Average realized price after the effect of derivative settlements(2)	$22.10	$24.10	$—
Natural gas (per Mcf)(1)
Average sales price	$2.66	$3.45	$8.09
Effect of derivative settlements(2)	(0.35)	(0.86)	(0.42)
Average realized price after the effect of derivative settlements(2)	$2.31	$2.59	$7.67
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
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.

Three months ended March 31, 2023 as compared to three months ended December 31, 2022
Crude oil revenues. Our crude oil revenues decreased $87.1 million to $650.9 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. Our crude oil revenues decreased $67.9 million due to lower crude oil realized prices and $19.2 million due to lower crude oil production volumes sold quarter over quarter due to fewer wells turned-in-line (“TILs”). Average crude oil sales prices, without derivative settlements, decreased by $7.70 per barrel quarter over quarter to an average of $76.04 per barrel for the three months ended March 31, 2023.
NGL revenues. Our NGL revenues decreased $15.9 million to $62.2 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. Our NGL revenues decreased due to an $11.0 million decrease as a result of lower NGL production volumes sold quarter over quarter and a $4.9 million decrease due to lower NGL realized prices. NGL volumes decreased quarter over quarter due to fewer TILs, coupled with ethane rejection in the first quarter of 2023 by a primary processor of our volumes which reduced our NGL recoveries. Average NGL sales prices, without derivative settlements, decreased by $1.41 per barrel quarter over quarter to an average of $21.13 per barrel for the three months ended March 31, 2023.
Natural gas revenues. Our natural gas revenues decreased $18.9 million to $53.0 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. Our natural gas revenues decreased due to a $16.5 million decrease as a result of lower realized natural gas prices, coupled with a $2.5 million decrease due to lower natural gas production volumes sold quarter over quarter. Average natural gas sales prices, without derivative settlements, decreased by $0.79 per one thousand cubic feet (“Mcf”) quarter over quarter to an average of $2.66 per Mcf for the three months ended March 31, 2023. Natural gas production volumes decreased quarter over quarter due to fewer TILs, partially offset by ethane rejection in the first quarter of 2023 by a primary processor of our volumes, which increased our natural gas volumes and reduced our NGL recoveries.
Purchased oil and gas sales. Purchased oil and gas sales increased $2.8 million to $130.3 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold, partially offset by lower crude oil prices quarter over quarter.

Three months ended March 31, 2023 as compared to three months ended March 31, 2022
Crude oil revenues. Our crude oil revenues increased $265.0 million to $650.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily driven by a $353.7 million increase due to our expanded operations after the Merger. Excluding the impacts attributable to the Merger, our crude oil revenues decreased $88.7 million due to a decrease of $77.4 million due to lower crude oil realized prices and a decrease of $11.4 million due to lower crude oil production volumes sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $19.30 per barrel period over period to an average of $76.04 per barrel for the three months ended March 31, 2023.
NGL and natural gas revenues. Our NGL and natural gas revenues increased $7.7 million to $115.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by a $53.4 million increase due to our expanded operations after the Merger. Excluding the impacts attributable to the Merger, our natural gas and NGL sales decreased $45.7 million due to a decrease of $61.1 million due to lower natural gas and NGL prices period over period, partially offset by an increase of $15.4 million due to higher natural gas and NGL sales volumes period over period. For the three months ended March 31, 2023, on a barrel of oil equivalent basis, our natural gas and NGL production volumes were 32,795 Boepd on our legacy Oasis assets compared to 24,631 Boepd for the three months ended March 31, 2022.
During the three months ended March 31, 2023, average natural gas sales prices, without derivative settlements, were $2.66 per Mcf and average NGL sales prices, without derivative settlements, were $21.13 per barrel. During the three months ended March 31, 2022, average natural gas sales prices, without derivative settlements, were $8.09 per Mcf. Natural gas sales prices for the periods prior to three-stream reporting effective July 1, 2022 (as described above) were higher compared to the periods subsequent to three-stream reporting since the natural gas sales price included the value of NGLs. The conversion to three-stream reporting did not impact our total reported revenues.
Purchased oil and gas sales. Purchased oil and gas sales decreased $29.2 million to $130.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in natural gas purchased and subsequently sold in Wild Basin, coupled with a decrease in crude oil purchased and subsequently sold due to lower crude oil prices period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended March 31, 2023	Three Months Ended December 31, 2022	Three Months Ended March 31, 2022

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$153,408	$155,631	$63,187
Gathering, processing and transportation expenses	37,015	41,885	32,398
Purchased oil and gas expenses	129,593	125,625	161,627
Production taxes	60,517	70,708	35,858
Depreciation, depletion and amortization	133,791	141,803	44,673
General and administrative expenses	32,484	58,084	24,367
Exploration and impairment	24,864	506	510
Total operating expenses	571,672	594,242	362,620
Gain on sale of assets, net	1,227	2,272	1,521
Operating income	326,072	423,633	291,870
Other income (expense)
Net gain (loss) on derivative instruments	66,934	(79,361)	(367,922)
Net gain (loss) from investment in unconsolidated affiliate	(2,216)	(4,612)	60,137
Interest expense, net of capitalized interest	(7,135)	(6,539)	(7,216)
Other income	5,193	915	1,754
Total other income (expense), net	62,776	(89,597)	(313,247)
Income (loss) from continuing operations before income taxes	388,848	334,036	(21,377)
Income tax (expense) benefit	(91,849)	43,532	1,826
Net income (loss) from continuing operations	296,999	377,568	(19,551)
Income from discontinued operations attributable to Chord, net of income tax	—	—	485,554
Net income attributable to Chord	$296,999	$377,568	$466,003
Costs and expenses (per Boe of production)
Lease operating expenses	$10.35	$9.87	$10.07
Gathering, processing and transportation expenses	2.50	2.66	5.17
Production taxes	4.08	4.49	5.72

Three months ended March 31, 2023 as compared to three months ended December 31, 2022
Lease operating expenses. LOE decreased $2.2 million to $153.4 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. LOE decreased due to a decrease in operated LOE of $8.0 million primarily as a result of certain fixed-costs trending lower, partially offset by higher operated workover costs of $6.9 million as a result of an increase in workover projects quarter over quarter. LOE per Boe increased $0.48 per Boe to $10.35 per Boe for the three months ended March 31, 2023 primarily due to lower production volumes quarter over quarter.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses decreased $4.9 million to $37.0 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. GPT decreased primarily due to an $11.2 million non-cash unrealized gain recorded during the three months ended March 31, 2023 that was associated with the change in the fair value of certain derivative transportation contracts, offset by a $4.9 million increase in non-cash pipeline imbalances quarter over quarter. GPT expenses per Boe decreased $0.16 per Boe to $2.50 per Boe for the three months ended March 31, 2023 due to the decrease described above, partially offset by lower production volumes quarter over quarter.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $4.0 million to $129.6 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. This increase was primarily due to an increase in the volume of crude oil purchased quarter over quarter that was offset by lower crude oil prices for the three months ended March 31, 2023.
Production taxes. Production taxes decreased $10.2 million to $60.5 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 primarily due to lower crude oil, NGL and natural gas sales quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 7.9% for the three months ended March 31, 2023 compared to 8.0% for the three months ended December 31, 2022.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses decreased $8.0 million to $133.8 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. This decrease was primarily due to a decrease in depletion expense of $5.7 million due to lower production volumes quarter over quarter as well as a decrease of $2.4 million in fixed DD&A expense due to lower accretion expenses on our asset retirement obligations quarter over quarter. The depletion rate increased $0.16 per Boe quarter over quarter to $8.75 per Boe for the three months ended March 31, 2023 primarily due to higher well costs.
General and administrative expenses. General and administrative (“G&A”) expenses decreased $25.6 million to $32.5 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. This decrease was primarily due to a decrease in stock-based compensation costs of $9.1 million due to the vesting of certain equity awards in the fourth quarter of 2022, coupled with a decrease in merger-related costs of $8.5 million associated with severance costs incurred in the fourth quarter of 2022 and a decrease in cash compensation-related costs of $5.7 million incurred quarter over quarter.
Exploration and impairment. Exploration and impairment expenses increased $24.4 million to $24.9 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 due to impairment charges recorded during the three months ended March 31, 2023 of $17.5 million associated with the right-of-use asset for our Denver office lease and $5.8 million associated with a lower of cost or market write down of oil-in-tank inventory. See Note 20 —Leases for additional information on the Denver office lease.
Derivative instruments. We recorded a $66.9 million gain on derivative instruments for the three months ended March 31, 2023, which included a net gain of $65.8 million associated with our contracts to manage commodity price risk, coupled with a gain of $1.1 million due to the change in fair value of an embedded derivative for the contingent consideration associated with our 2021 Permian Basin divestiture. The net gain of $65.8 million associated with our contracts to manage commodity price risk was comprised of an unrealized gain of $157.7 million, partially offset by a loss on settled contracts of $91.9 million. During the three months ended December 31, 2022, we recorded a $79.4 million net loss on derivative instruments, which included a net loss of $88.2 million associated with our contracts to manage commodity price risk, offset by a gain of $8.8 million due to the change in fair value of an embedded derivative for the contingent consideration associated with our 2021 Permian Basin divestiture. The net loss of $88.2 million associated with our contracts to manage commodity price risk was comprised of a loss on settled contracts of $129.8 million, partially offset by an unrealized gain of $41.6 million.
Investment in unconsolidated affiliate. We recorded a $2.2 million net loss related to our investment in Crestwood for the three months ended March 31, 2023, primarily due to a loss of $5.7 million as a result of a decrease in the fair value of the investment, offset by a gain of $3.0 million for a cash distribution. During the three months ended December 31, 2022, we recorded a $4.6 million net loss related to our investment in Crestwood, due to a loss of $7.9 million due to a decrease in the fair value of the investment, partially offset by a gain of $3.3 million for a cash distribution.

Income tax (expense) benefit. Our income tax expense was recorded at 23.6% of pre-tax income from continuing operations for the three months ended March 31, 2023. Our income tax benefit was recorded at (13.0)% of pre-tax income from continuing operations for the three months ended December 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the three months ended December 31, 2022 primarily due to the impact of releasing substantially all of the remaining valuation allowance on our net deferred tax assets in the third quarter and fourth quarter of 2022.
Three months ended March 31, 2023 as compared to three months ended March 31, 2022
Lease operating expenses. LOE increased $90.2 million to $153.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily due to a $85.6 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, LOE increased $4.2 million primarily due to higher workover costs period over period. LOE per Boe increased $0.28 per Boe period over period to $10.35 per Boe for the three months ended March 31, 2023 primarily due to higher costs.
Gathering, processing and transportation expenses. GPT expenses increased $4.6 million to $37.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to our expanded operations after the Merger. GPT expenses per Boe decreased $2.67 per Boe period over period to $2.50 per Boe for the three months ended March 31, 2023 primarily due to higher production volumes due to our expanded operations after the Merger.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $32.0 million to $129.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a decrease in natural gas purchased in Wild Basin, coupled with a decrease in crude oil purchased primarily due to lower crude oil prices period over period.
Production taxes. Production taxes increased $24.7 million to $60.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to $32.4 million from our expanded operations after the Merger. Excluding the effects of the Merger, production taxes decreased $7.8 million due to decreased crude oil revenues period over period. The production tax rate as a percentage of crude oil, NGL and natural gas sales increased to 7.9% for the three months ended March 31, 2023, as compared to 7.3% for the three months ended March 31, 2022. This rate increase period over period was primarily due to an escalation of the North Dakota gas production tax from $0.04 per Mcf during the three months ended March 31, 2022 to $0.09 per Mcf during the three months ended March 31, 2023.
Depreciation, depletion and amortization. DD&A expenses increased $89.1 million to $133.8 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to a $72.6 million increase in DD&A expense attributable to our expanded operations after the Merger.
General and administrative expenses. G&A expenses increased $8.1 million to $32.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily due to increased compensation and other costs associated with a larger organization after the Merger.
Exploration and impairment. Exploration and impairment expenses increased $24.4 million to $24.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to impairment charges recorded during the three months ended March 31, 2023 of $17.5 million associated with the right-of-use asset for our Denver office lease and $5.8 million associated with a lower of cost or market write down of oil-in-tank inventory. See Note 20 —Leases for additional information on the Denver office lease.
Derivative instruments. We recorded a $66.9 million net gain on derivative instruments for the three months ended March 31, 2023, which included a net gain of $65.8 million associated with our contracts to manage commodity price risk, coupled with a gain of $1.1 million due to the change in fair value of an embedded derivative for the contingent consideration associated with our 2021 Permian Basin divestiture. The net gain of $65.8 million associated with our contracts to manage commodity price risk was comprised of an unrealized gain of $157.7 million, partially offset by a loss on settled contracts of $91.9 million. During the three months ended March 31, 2022, we recorded a $367.9 million net loss on derivative instruments, which included a net loss of $384.9 million associated with our contracts to manage commodity price risk, offset by a gain of $17.0 million due to the change in fair value of an embedded derivative for the contingent consideration associated with our 2021 Permian Basin divestiture. The net loss of $384.9 million associated with our contracts to manage commodity price risk was comprised of an unrealized loss of $314.2 million, coupled with a loss on settled contracts of $70.7 million.
Investment in unconsolidated affiliate. We recorded a $2.2 million net loss related to our investment in Crestwood for the three months ended March 31, 2023, primarily due to a loss of $5.7 million due to a decrease in the fair value of the investment, offset by a gain of $3.0 million for a cash distribution. During the three months ended March 31, 2022, we recorded a gain $60.1 million related to our investment in Crestwood, due to a gain of $47.0 million due to an increase in the fair value of the investment and a gain of $13.1 million for a cash distribution.

Income tax (expense) benefit. Our income tax expense was recorded at 23.6% of pre-tax income from continuing operations for the three months ended March 31, 2023. Our income tax benefit was recorded at 8.5% of pre-tax loss from continuing operations for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the three months ended March 31, 2022 primarily due to the impact of releasing substantially all of the remaining valuation allowance on our net deferred tax assets in the third and fourth quarter of 2022, coupled with the impacts of equity-based compensation windfalls.
Income from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax for the three months ended March 31, 2022 represents income from OMP for the period prior to the completion of the OMP Merger. We recorded income from discontinued operations attributable to Chord, net of income tax of $485.6 million for the three months ended March 31, 2022. This was primarily comprised of a gain on sale of $518.9 million and midstream revenues of $23.3 million, offset by income tax expense of $41.2 million, midstream expenses of $13.2 million and interest expense of $3.7 million.
Liquidity and Capital Resources
As of March 31, 2023, we had $1.6 billion of liquidity available, including $592.3 million in cash and cash equivalents and $994.0 million of aggregate unused borrowing capacity available under our senior secured revolving credit facility (the “Credit Facility”). Our primary sources of liquidity are from cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility. Our primary liquidity requirements are for capital expenditures for the development of oil and gas properties, dividend payments, share repurchases and working capital requirements.
Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the U.S. bank failures in March 2023 resulted in disruptions to the banking and financial markets. Although we do not currently have a business relationship with such failed banking institutions, these disruptions to the broader banking and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
In connection with the Merger, we incurred certain costs for advisory, legal, severance and other third-party fees which were recorded to general and administrative expenses on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023, we incurred merger-related costs of $2.8 million primarily related to employee relocation benefits. As of March 31, 2023, we had a remaining liability for merger-related costs of $18.5 million primarily for the payment of employee severance and relocation benefits that were incurred during 2022.
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, severance benefits payable to former employees, obligations associated with outstanding commodity derivative contracts that settle in a loss position, obligations to pay dividends on vested equity awards that include dividend equivalent rights and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through a mix of base and variable dividend payouts, supplemented by opportunistic share repurchases.
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are ten years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGLs and natural gas to satisfy our minimum volume commitments. There have been no material changes in our volume commitments from those disclosed in our 2022 Annual Report.
In April 2023, we entered into new contracts to manage risks related to changes in crude oil prices. The following table summarizes these commodity derivative contracts:

			Volumes (Bbl)		Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Total	Daily	Floor	Ceiling
Crude oil	Q3 2023 - Q4 2023	Two-way collar	736,000	4,000	$65.00	$88.51
Crude oil	Q1 2024 - Q2 2024	Two-way collar	364,000	2,000	$65.00	$80.15
Crude oil	Q3 2024 - Q4 2024	Two-way collar	276,000	1,500	$65.00	$80.10

Revolving credit facility. We have a Credit Facility with a borrowing base of $2.5 billion and elected commitments of $1.0 billion that is due July 1, 2027. As of March 31, 2023, we had no borrowings outstanding and $6.1 million of outstanding letters of credit, resulting in an unused borrowing capacity of $994.0 million. We were in compliance with the financial covenants under the Credit Facility as of March 31, 2023.
On May 2, 2023, we completed our semi-annual borrowing base redetermination and entered into the Third Amendment to Amended and Restated Credit Agreement to reduce the borrowing base to $2.5 billion from $2.75 billion due to lower bank commodity pricing assumptions. There were no changes to the total amount of elected commitments of $1.0 billion. The next scheduled redetermination is expected to occur in or around October 2023.
Senior unsecured notes. As of March 31, 2023, we have $400.0 million of 6.375% senior unsecured notes outstanding that mature on June 1, 2026. Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1 of each year.
Cash Flows
The Condensed Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations.
Our cash flows for the three months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$468,811	$265,580
Net cash provided by (used in) investing activities	(241,588)	29,303
Net cash used in financing activities	(228,074)	(59,492)
Increase (decrease) in cash and cash equivalents	$(851)	$235,391
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, operating costs and general and administrative expenses. Net cash provided by operating activities was $468.8 million for the three months ended March 31, 2023. The increase in net cash provided by operating activities of $203.2 million as compared to the three months ended March 31, 2022 was primarily due to higher revenues from crude oil, NGL and natural gas sales due to our expanded operations following the Merger. See “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in certain expenses between periods.
Working Capital. Our working capital is primarily impacted due to the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $1.3 million and $43.0 million during the three months ended March 31, 2023 and 2022, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
Our Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $994.0 million as of March 31, 2023, and excludes current hedge assets, which were $24.7 million as of March 31, 2023. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $175.6 million as of March 31, 2023.
Cash flows provided by (used in) investing activities
Net cash used in investing activities was $241.6 million for the three months ended March 31, 2023. The increase in net cash used in investing activities of $270.9 million as compared to the three months ended March 31, 2022 was primarily due to a decrease of $140.0 million in proceeds from divestitures primarily due to the OMP Merger which closed in February 2022 and $10.1 million in cash distributions from Crestwood associated with owning fewer units in the first quarter of 2023 as compared to the first quarter of 2022. In addition, there was an increase of $123.5 million of capital expenditures incurred to develop our oil and gas properties, primarily related to our expanded operations following the Merger, coupled with an increase of $21.0 million to settle outstanding commodity derivative contracts.

Cash flows used in financing activities
Net cash used in financing activities of $228.1 million for the three months ended March 31, 2023 was primarily attributable to dividends paid to shareholders of $202.5 million, payments of $15.0 million to repurchase common stock and payments of $10.3 million for income tax withholdings on vested equity-based compensation awards. Net cash used in financing activities for the three months ended March 31, 2022 of $59.5 million was primarily attributable to dividends paid to shareholders.
Capital Expenditures
Our capital expenditures (“CapEx”) are summarized in the following table:

Three Months Ended
March 31, 2023

(In thousands)
E&P	$201,772
Other capital expenditures(1)	1,937
Total capital expenditures(2)	$203,709
___________________
(1)Other capital expenditures includes items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $1.4 million for the three months ended March 31, 2023.
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
Dividends
On May 3, 2023, we declared a base-plus-variable cash dividend of $3.22 per share of common stock, including a base cash dividend of $1.25 per share of common stock and a variable cash dividend of $1.97 per share of common stock. The dividends will be payable on May 30, 2023 to shareholders of record as of May 16, 2023. See “Item 1. Financial Statements (Unaudited)—Note 17—Stockholders’ Equity” for additional information on dividends declared during the three months ended March 31, 2023 and 2022.
See “Part II. Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Return of Capital Plan” in our 2022 Annual Report for additional information regarding our strategy on future dividend payments. Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
During the three months ended March 31, 2023, we repurchased 110,667 shares of common stock at a weighted average price of $135.55 per common share for a total cost of $15.0 million under our share-repurchase program. As of March 31, 2023, we had $257.9 million remaining under our share-repurchase program.
We repurchased no shares of common stock during the three months ended March 31, 2022.
Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 6—Fair Value Measurements” for additional information on our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2022 Annual Report.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, including commodity price risk, interest rate risk, counterparty and customer risk and inflation risk. We address these risks through a program of risk management, including the use of derivative instruments.
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, NGL and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2022 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, NGLs and natural gas fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, NGLs and natural gas have been volatile, especially over the last several years, and these prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a portion of our future production. In addition, entering into derivative instruments could limit the benefit we would receive from increases in the prices for crude oil, NGLs and natural gas. We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on our unaudited condensed consolidated balance sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. See “Item 1. Financial Statements (Unaudited)—Note 6—Fair Value Measurements” and “Note 7—Derivative Instruments” for additional information regarding our derivative instruments.
The fair value of our unrealized crude oil derivative positions at March 31, 2023 was a net liability position of $147.4 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $58.4 million, while a 10% decrease in crude oil prices would decrease the fair value of this unrealized derivative liability position by approximately $55.3 million. The fair value of our unrealized natural gas derivative positions at March 31, 2023 was a net liability of $0.1 million. A 10% increase in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $0.8 million, while a 10% decrease in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $0.6 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the divestiture of oil and gas properties in the Permian Basin in June 2021, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter our right to receive any remaining earn-out payments is terminated. As of March 31, 2023, the fair value of this contingent consideration was $62.0 million. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” for additional information.
Interest rate risk. At March 31, 2023, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum. At March 31, 2023, we had no borrowings and $6.1 million of outstanding letters of credit issued under our Credit Facility. Borrowings under the revolving Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information on the interest incurred on our Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three months ended March 31, 2023, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.

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
In addition, our commodity derivative contracts expose us to credit risk in the event of nonperformance by counterparties. However, in order to mitigate the risk of nonperformance, we only enter into derivative contracts with counterparties that are high credit-quality financial institutions. All of the counterparties on our derivative instruments currently in place are lenders under our Credit Facility with investment grade ratings. We are likely to enter into any future derivative instruments with these or other lenders under our Credit Facility, which also carry investment grade ratings. This risk is also managed by spreading our derivative exposure across several institutions and limiting the volumes placed under individual contracts. Furthermore, the agreements with each of the counterparties on our derivative instruments contain netting provisions. As a result of these netting provisions, our maximum amount of loss due to credit risk is limited to the net amounts due to and from the counterparties under the derivative contracts.
Inflation risks. Similar to other companies in our industry, we have experienced an increase in the costs of labor, materials and services due to a combination of factors, including: (i) global supply chain disruptions resulting in limited availability of certain materials and equipment (including drill pipe, casing and tubing), (ii) increased demand for fuel and steel, (iii) increased demand for services coupled with a limited availability of service providers and (iv) labor shortages. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in the future; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities. See “Part I. Item 1A. Risk Factors—Our profitability may be negatively impacted by inflation in the cost of labor, materials and services and general economic, business or industry conditions” in our 2022 Annual Report for additional information.
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in internal control over financial reporting
On July 1, 2022, we completed the Merger. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Whiting. Other than incorporating Whiting’s controls, there were no changes in internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited)—Note 19—Commitments and Contingencies” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position, results of operations or cash flows. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2022 Annual Report. There have been no material changes in our risk factors from those described in our 2022 Annual Report, except as described below.
Adverse developments affecting the financial services industry, such as the U.S. bank failures which occurred in March 2023 or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 8, 2023, Silvergate Capital Corporation announced its intent to wind down and liquidate Silvergate Bank, and on March 12, 2023, Signature Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we do not have any funds deposited with SVB and Signature Bank, we regularly maintain domestic cash deposits in FDIC insured banks, which exceed the FDIC insurance limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to satisfy their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the banking or financial markets impacting the financial institutions with which we conduct business, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits, impair the ability of the banks participating in our current or future credit agreements from honoring their commitments to us or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. Disruptions to the broader banking and financial markets, such as those caused by the U.S. bank failures in March 2023, may also reduce our ability to access capital or result in such capital being available on less favorable terms, including higher interest rates or costs and tighter financial and operating covenants, thereby making it more difficult to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity, financial condition, results of operations and cash flows.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2023:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
January 1 – January 31, 2023	55,041	$132.31	—	$272,898,821
February 1 – February 28, 2023	21,302	134.19	—	272,898,821
March 1 – March 31, 2023	111,283	135.49	110,667	257,897,866
Total	187,626	$134.41	110,667
___________________
(1)During the first quarter of 2023, the Company withheld 76,959 shares of common stock to satisfy tax withholding obligations upon vesting of equity-based awards.
(2)During the first quarter of 2023, the Company repurchased 110,667 shares of common stock at a weighted average price of $135.55 per common share for a total cost of $15.0 million under its publicly announced share repurchase program.
(3)Our Board of Directors has authorized a share repurchase program of up to $300 million of our common stock.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

3.1(a)	Conformed version of Amended and Restated Certificate of Incorporation of Chord Energy Corporation, as amended by amendment filed on July 1, 2022.

4.1(a)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.

10.1	Third Amendment to Amended and Restated Credit Agreement, dated May 2, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	May 4, 2023	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)