Form 10-Q
period 2023-06-30
Chord Energy Corp
filed 2023-08-03
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at July 27, 2023: 41,530,738 shares.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$214,787	$593,151
Accounts receivable, net	770,099	781,738
Inventory	63,439	54,411
Prepaid expenses	36,162	17,624
Derivative instruments	28,972	23,735
Other current assets	338	11,853
Current assets held for sale	10,726	—
Total current assets	1,124,523	1,482,512
Property, plant and equipment
Oil and gas properties (successful efforts method)	5,850,189	5,120,121
Other property and equipment	52,338	72,973
Less: accumulated depreciation, depletion and amortization	(734,618)	(481,751)
Total property, plant and equipment, net	5,167,909	4,711,343
Derivative instruments	38,527	37,965
Investment in unconsolidated affiliate	115,763	130,575
Long-term inventory	17,848	22,009
Operating right-of-use assets	19,848	23,875
Deferred tax assets	54,369	200,226
Other assets	20,903	22,576
Total assets	$6,559,690	$6,631,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,879	$29,056
Revenues and production taxes payable	534,190	607,964
Accrued liabilities	507,980	362,454
Accrued interest payable	2,215	3,172
Derivative instruments	81,181	341,541
Advances from joint interest partners	3,018	3,736
Current operating lease liabilities	10,400	9,941
Other current liabilities	7,198	3,469
Current liabilities held for sale	13,332	—
Total current liabilities	1,173,393	1,361,333
Long-term debt	395,049	394,209
Asset retirement obligations	127,338	146,029
Derivative instruments	145	2,829
Operating lease liabilities	20,544	13,266
Other liabilities	23,651	33,617
Total liabilities	1,740,120	1,951,283

	June 30, 2023	December 31, 2022

	(In thousands, except share data)
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value: 120,000,000 shares authorized; 43,958,610 shares issued and 41,390,064 shares outstanding at June 30, 2023; and 120,000,000 shares authorized, 43,726,181 shares issued and 41,477,093 shares outstanding at December 31, 2022	441	438
Treasury stock, at cost: 2,568,546 shares at June 30, 2023 and 2,249,088 shares at December 31, 2022	(297,768)	(251,950)
Additional paid-in capital	3,500,727	3,485,819
Retained earnings	1,616,170	1,445,491
Total stockholders’ equity	4,819,570	4,679,798
Total liabilities and stockholders’ equity	$6,559,690	$6,631,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$695,426	$538,567	$1,461,626	$1,032,069
Purchased oil and gas sales	216,645	250,489	346,962	409,956
Other services revenues	—	324	—	324
Total revenues	912,071	789,380	1,808,588	1,442,349
Operating expenses
Lease operating expenses	158,554	67,734	311,962	130,921
Gathering, processing and transportation expenses	43,397	31,813	80,412	64,210
Purchased oil and gas expenses	216,226	252,058	345,819	413,684
Production taxes	58,488	40,081	119,005	75,938
Depreciation, depletion and amortization	137,046	42,136	270,837	86,809
General and administrative expenses	42,174	24,822	74,658	49,189
Exploration and impairment	6,782	278	31,646	788
Total operating expenses	662,667	458,922	1,234,339	821,539
Gain on sale of assets, net	1,613	319	2,840	1,840
Operating income	251,017	330,777	577,089	622,650
Other income (expense)
Net gain (loss) on derivative instruments	29,518	(98,253)	96,452	(466,175)
Net gain (loss) from investment in unconsolidated affiliate	10,126	(96,253)	7,910	(36,116)
Interest expense, net of capitalized interest	(7,228)	(6,949)	(14,363)	(14,165)
Other income	2,293	1,298	7,486	3,050
Total other income (expense), net	34,709	(200,157)	97,485	(513,406)
Income from continuing operations before income taxes	285,726	130,620	674,574	109,244
Income tax (expense) benefit	(69,655)	219	(161,504)	2,044
Net income from continuing operations	216,071	130,839	513,070	111,288
Income from discontinued operations attributable to Chord, net of income tax	—	—	—	485,554
Net income attributable to Chord	$216,071	$130,839	$513,070	$596,842
Basic earnings attributable to Chord per share:
Basic from continuing operations	$5.19	$6.69	$12.32	$5.73
Basic from discontinued operations	—	—	—	24.99
Basic total (Note 18)	$5.19	$6.69	$12.32	$30.72
Diluted earnings attributable to Chord per share:
Diluted from continuing operations	$4.96	$6.23	$11.83	$5.30
Diluted from discontinued operations	—	—	—	23.14
Diluted total (Note 18)	$4.96	$6.23	$11.83	$28.44
Weighted average shares outstanding:
Basic (Note 18)	41,494	19,553	41,531	19,430
Diluted (Note 18)	43,386	20,990	43,267	20,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2022	41,477	$438	2,249	$(251,950)	$3,485,819	$1,445,491	$4,679,798
Equity-based compensation and vestings	210	2	—	—	11,852	—	11,854
Tax withholdings on settlement of equity-based awards	(77)	(1)	—	—	(10,299)	—	(10,300)
Dividends	—	—	—	—	—	(204,884)	(204,884)
Share repurchases	(111)	—	111	(15,003)	—	—	(15,003)
Warrants exercised	39	—	—	—	276	—	276
Net income	—	—	—	—	—	296,999	296,999
Balance as of March 31, 2023	41,538	439	2,360	(266,953)	3,487,648	1,537,606	4,758,740
Equity-based compensation and vestings	64	2	—	—	15,325	—	15,327
Tax withholdings on settlement of equity-based awards	(22)	—	—	—	(3,331)	—	(3,331)
Dividends	—	—	—	—	—	(137,507)	(137,507)
Share repurchases	(209)	—	209	(30,815)	—	—	(30,815)
Warrants exercised	19	—	—	—	1,085	—	1,085
Net income	—	—	—	—	—	216,071	216,071
Balance as of June 30, 2023	41,390	$441	2,569	$(297,768)	$3,500,727	$1,616,170	$4,819,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation	94	—	—	—	4,800	—	48	4,848
Tax withholdings on settlement of equity-based awards	(31)	—	31	(4,132)	—	—	—	(4,132)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends	—	—	—	—	—	(73,074)	—	(73,074)
Warrants exercised	233	3	—	—	15,689	—	—	15,692
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Net income	—	—	—	—	—	466,003	2,311	468,314
Balance as of March 31, 2022	19,572	203	902	(104,132)	883,273	662,619	—	1,441,963
Equity-based compensation	11	—	—	—	4,815	—	—	4,815
Tax withholdings on settlement of equity-based awards	(4)	—	4	(657)	—	—	—	(657)
Dividends	—	—	—	—	—	(71,961)	—	(71,961)
Special dividend	—	—	—	—	—	(307,408)	—	(307,408)
Transfer of equity plan shares from treasury	—	—	(35)	4,789	(4,789)	—	—	—
Warrants exercised	84	3	—	—	502	—	—	505
Net income	—	—	—	—	—	130,839	—	130,839
Balance as of June 30, 2022	19,663	$206	871	$(100,000)	$883,801	$414,089	$—	$1,198,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$513,070	$599,153
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	270,837	86,809
Gain on sale of assets	(2,840)	(520,740)
Impairment	28,964	—
Deferred income taxes	145,857	(7)
Net (gain) loss on derivative instruments	(96,452)	466,175
Net (gain) loss from investment in unconsolidated affiliate	(7,910)	36,116
Equity-based compensation expenses	27,181	9,663
Deferred financing costs amortization and other	(4,035)	3,294
Working capital and other changes:
Change in accounts receivable, net	5,564	(112,688)
Change in inventory	(3,526)	(14,040)
Change in prepaid expenses	317	1,035
Change in accounts payable, interest payable and accrued liabilities	(11,084)	96,141
Change in other assets and liabilities, net	11,104	11,080
Net cash provided by operating activities	877,047	661,991
Cash flows from investing activities:
Capital expenditures	(407,773)	(114,325)
Acquisitions	(361,609)	—
Proceeds from divestitures, net of cash divested	59,219	148,818
Costs related to divestitures	—	(11,368)
Derivative settlements	(154,110)	(201,668)
Distributions from investment in unconsolidated affiliate	5,984	26,862
Net cash used in investing activities	(858,289)	(151,681)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	15,000
Deferred financing costs	—	(9)
Repurchases of common stock	(45,818)	—
Tax withholding on vesting of equity-based awards	(13,631)	(4,789)
Dividends paid	(337,747)	(139,860)
Payments on finance lease liabilities	(933)	(229)
Proceeds from warrants exercised	1,007	15,908
Net cash used in financing activities	(397,122)	(113,979)
Increase (decrease) in cash and cash equivalents	(378,364)	396,331
Cash and cash equivalents:
Beginning of period	593,151	174,783
End of period	$214,787	$571,114

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Supplemental non-cash transactions:
Change in accrued capital expenditures	$74,114	$(806)
Change in asset retirement obligations	547	(428)
Investment in unconsolidated affiliate	—	568,312
Dividends payable	35,321	317,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Operations of the Company
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production company with quality and sustainable long-lived assets in the Williston Basin. The Company, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon the completion of the merger of equals (the “Merger”) with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022. Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, natural gas liquids (“NGL”) and natural gas primarily in the Rocky Mountains region of the United States.
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
These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond its control such as economic, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that the prices for crude oil, NGLs or natural gas will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced and the Company’s access to capital.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2022 Annual Report.

3. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Crude oil revenues	$647,868	$418,860	$1,298,776	$804,768
Purchased crude oil sales	205,226	210,764	314,491	332,936
NGL and natural gas revenues	47,558	119,707	162,850	227,301
Purchased NGL and natural gas sales	11,419	39,725	32,471	77,020
Other services revenues	—	324	—	324
Total revenues	$912,071	$789,380	$1,808,588	$1,442,349

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and six months ended June 30, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
4. Inventory
The following table sets forth the Company’s inventory:

	June 30, 2023	December 31, 2022

	(In thousands)
Inventory
Equipment and materials	$26,980	$21,097
Crude oil inventory	36,459	33,314
Total inventory	63,439	54,411
Long-term inventory
Linefill in third-party pipelines	17,848	22,009
Total long-term inventory	17,848	22,009
Total	$81,287	$76,420

5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	June 30, 2023	December 31, 2022

	(In thousands)
Accounts receivable, net
Trade and other accounts	$624,370	$661,121
Joint interest accounts	153,611	127,772
Total accounts receivable	777,981	788,893
Less: allowance for credit losses	(7,882)	(7,155)
Total accounts receivable, net	$770,099	$781,738

Accrued liabilities
Accrued oil and gas marketing	$183,149	$127,240
Accrued capital costs	150,861	76,747
Accrued lease operating expenses	101,665	73,714
Accrued general and administrative expenses	28,837	42,259
Current portion of asset retirement obligations	3,104	19,376
Accrued dividends	17,975	5,873
Other accrued liabilities	22,389	17,245
Total accrued liabilities	$507,980	$362,454
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at June 30, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$2,110	$3,597	$5,707
Contingent consideration (see Note 7)	—	61,792	—	61,792
Investment in unconsolidated affiliate (see Note 12)	115,763	—	—	115,763
Total assets	$115,763	$63,902	$3,597	$183,262
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$81,315	$11	$81,326
Total liabilities	$—	$81,315	$11	$81,326

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$780	$—	$780
Contingent consideration (see Note 7)	—	60,920	—	60,920
Investment in unconsolidated affiliate (see Note 12)	130,575	—	—	130,575
Total assets	$130,575	$61,700	$—	$192,275
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$329,676	$14,694	$344,370
Total liabilities	$—	$329,676	$14,694	$344,370
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps, collars and basis swaps are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company recorded a credit risk adjustment to reduce the fair value of its net derivative liability for these contracts by $0.4 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively. See Note 7—Derivative Instruments for additional information.
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
Investment in unconsolidated affiliate. In connection with the OMP Merger (defined in Note 10—Divestitures and Assets Held for Sale), the Company owns common units in Crestwood Equity Partners LP (“Crestwood”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Crestwood was determined using Level 1 inputs based upon the quoted market price of Crestwood’s publicly traded common units at June 30, 2023 and December 31, 2022. See Note 12—Investment in Unconsolidated Affiliate for additional information.
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

2023 Williston Basin Acquisition. On June 30, 2023, the Company completed the 2023 Williston Basin Acquisition (defined in Note 9—Acquisitions). The assets acquired and liabilities assumed were recorded at fair value as of June 30, 2023. The fair value of the oil and gas properties acquired was calculated using an income approach based on the net discounted future cash flows from the oil and gas properties. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded the ARO assumed from the 2023 Williston Basin Acquisition at fair value. The inputs utilized in valuing the ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of June 30, 2023, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. See Note 9—Acquisitions for additional information.
7. Derivative Instruments
Commodity derivative contracts. The Company utilizes derivative financial instruments to manage risks related to changes in commodity prices. The Company’s crude oil contracts settle monthly based on the average NYMEX WTI and its natural gas contracts settle monthly based on the average NYMEX Henry Hub natural gas index price.
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
At June 30, 2023, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Floor	Ceiling

Crude oil	2023	Two-way collars	3,128,000	Bbls		$50.00	$70.67
Crude oil	2023	Fixed-price swaps	2,576,000	Bbls	$50.00
Crude oil	2024	Two-way collars	1,098,000	Bbls		$62.91	$77.15
Crude oil	2025	Two-way collars	362,000	Bbls		$60.00	$72.33
Natural gas	2023	Two-way collars	2,024,000	MMBtu		$2.50	$2.98
Natural gas	2025	Fixed-price swaps	651,600	MMBtu	$3.93

Subsequent to June 30, 2023, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Floor	Ceiling
Crude oil	2023	Two-way collars	414,000	Bbls	$61.67	$85.77
Crude oil	2024	Two-way collars	1,554,000	Bbls	$60.88	$85.33
Crude oil	2025	Two-way collars	819,000	Bbls	$60.00	$82.02

Transportation derivative contracts. The Company is a party to two contracts that provide for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts require the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of June 30, 2023, the estimated fair value of these contracts was a $3.6 million asset, which was classified as a current derivative asset on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of these contracts was a $14.7 million liability, of which $11.9 million was classified as a current derivative liability and $2.8 million was classified as a non-current derivative liability on the Company’s Condensed Consolidated Balance Sheet. The Company records the changes in fair value of these contracts to gathering, processing and transportation (“GPT”) expenses on the Company’s Condensed Consolidated Statement of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 6—Fair Value Measurements for additional information.
Contingent consideration. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of June 30, 2023, the estimated fair value of the Permian Basin Sale Contingent Consideration was $61.8 million, of which $24.2 million was classified as a current derivative asset and $37.6 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of the Permian Basin Sale Contingent Consideration was $60.9 million, of which $23.0 million was classified as a current derivative asset and $38.0 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statements of Operations Location	2023	2022	2023	2022

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$29,740	$(95,573)	$95,580	$(480,445)
Commodity derivatives (buy/sell transportation contracts)(1)	Gathering, processing and transportation expenses	7,123	—	18,279	—
Contingent consideration	Net gain (loss) on derivative instruments	(222)	(2,680)	872	14,270
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded as a gain in GPT expenses for the three and six months ended June 30, 2023.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$5,367	$(4,148)	$1,219
Contingent consideration	Derivative instruments — current assets	24,156	—	24,156
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current assets	3,597	—	3,597
Commodity derivatives	Derivative instruments — non-current assets	6,175	(5,284)	891
Contingent consideration	Derivative instruments — non-current assets	37,636	—	37,636
Total derivatives assets		$76,931	$(9,432)	$67,499

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$85,318	$(4,148)	$81,170
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	11	—	11
Commodity derivatives	Derivative instruments — non-current liabilities	5,429	(5,284)	145
Total derivatives liabilities		$90,758	$(9,432)	$81,326

		December 31, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$10,194	$(9,414)	$780
Contingent consideration	Derivative instruments — current assets	22,955	—	22,955
Contingent consideration	Derivative instruments — non-current assets	37,965	—	37,965
Total derivatives assets		$71,114	$(9,414)	$61,700

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$339,090	$(9,414)	$329,676
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	11,865	—	11,865
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — non-current liabilities	2,829	—	2,829
Total derivatives liabilities		$353,784	$(9,414)	$344,370

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2023	December 31, 2022

	(In thousands)
Proved oil and gas properties	$5,641,551	$5,089,185
Less: Accumulated depletion	(716,892)	(461,175)
Proved oil and gas properties, net	4,924,659	4,628,010
Unproved oil and gas properties	208,638	30,936
Other property and equipment	52,338	72,973
Less: Accumulated depreciation	(17,726)	(20,576)
Other property and equipment, net	34,612	52,397
Total property, plant and equipment, net	$5,167,909	$4,711,343
9. Acquisitions
2023 Acquisition
On May 22, 2023, the Company announced that a wholly-owned subsidiary of the Company had entered into a definitive agreement to acquire approximately 62,000 net acres in the Williston Basin from XTO Energy Inc. and affiliates, subsidiaries of Exxon Mobil Corporation (collectively “XTO”), for total cash consideration of $375.0 million, subject to customary purchase price adjustments (the “2023 Williston Basin Acquisition”). The effective date of the 2023 Williston Basin Acquisition was April 1, 2023.
On June 30, 2023, the Company completed the 2023 Williston Basin Acquisition for total cash consideration of $361.6 million, including a deposit of $37.5 million paid to XTO upon execution of the purchase and sale agreement and $324.1 million paid to XTO at closing (including customary purchase price adjustments). The Company funded the 2023 Williston Basin Acquisition with cash on hand. The 2023 Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with ASC 805. The post-acquisition operating results from the 2023 Williston Basin Acquisition are not material since the 2023 Williston Basin Acquisition was completed on June 30, 2023. In addition, pro forma revenue and earnings for the 2023 Williston Basin Acquisition were not material to the Company’s condensed consolidated financial statements and have therefore not been presented.
Preliminary purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the 2023 Williston Basin Acquisition at their estimated fair value on June 30, 2023 of $361.6 million. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of the 2023 Williston Basin Acquisition requires judgement and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.

The tables below present the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on June 30, 2023. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after June 30, 2023, which may result in a different allocation than what is presented in the tables below.

Purchase Price Consideration
(In thousands)
Cash consideration transferred	$361,609

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Oil and gas properties	$367,672
Inventory	1,844
Total assets acquired	$369,516

Liabilities assumed:
Asset retirement obligations	$6,771
Revenue and production taxes payable	1,136
Total liabilities assumed	$7,907

Net assets acquired	$361,609
2022 Acquisition
On July 1, 2022, the Company completed the Merger with Whiting and issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting stockholders. The Merger was accounted for under the acquisition method of accounting in accordance with ASC 805.
Purchase price allocation. Under the acquisition method of accounting, the assets and liabilities of Whiting were recorded at their respective fair values as of the acquisition date on July 1, 2022. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after July 1, 2022. There were no measurement period adjustments recorded to the purchase price allocation during the six months ended June 30, 2023.
Unaudited pro forma financial information. The results of Whiting’s operations have been included in the Company’s consolidated financial statements since July 1, 2022. The following supplemental unaudited pro forma financial information for the six months ended June 30, 2022 has been prepared as if the Merger had occurred on January 1, 2022. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Merger, including transaction costs incurred by the Company and Whiting. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Merger occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations did not include any future cost savings or other synergies that may result from the Merger or any estimated costs that have not yet been incurred by the Company to integrate the Whiting assets.

Six Months Ended June 30, 2022

(In thousands)
Revenues	$2,555,261
Net income attributable to Chord	737,241

Net income attributable to Chord per share:
Basic	$17.48
Diluted	16.79
10. Divestitures and Assets Held for Sale
2023 Divestitures and Assets Held for Sale
During the second quarter of 2023, the Company entered into separate agreements with multiple buyers to sell a majority of its non-core properties located outside of the Williston Basin for total estimated net cash proceeds (including purchase price adjustments) of $36.7 million (the “Non-core Asset Sales”). As of June 30, 2023, the Company completed certain of these divestitures and received total net cash proceeds (including purchase price adjustments) of $31.8 million, subject to customary post-closing adjustments. During the three and six months ended June 30, 2023, the Company recorded a pre-tax net loss on sale of $1.9 million for the divestiture of these non-core properties.
In addition, during the six months ended June 30, 2023, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $21.5 million, including $10.9 million for the reimbursement of capital expenditures incurred during the period.
Assets held for sale. The remainder of the Non-core Asset Sales are expected to close in the third quarter of 2023 for estimated net cash proceeds (including purchase price adjustments) of $4.9 million. As of June 30, 2023, the Company classified the assets and liabilities associated with these properties as held for sale on its Condensed Consolidated Balance Sheet.
The following table presents balance sheet data related to the assets held for sale:

June 30, 2023

(In thousands)
Assets:
Oil and gas properties	$16,634
Less: accumulated depreciation, depletion and amortization	(6,244)
Total property, plant and equipment, net	10,390
Inventory	336
Total current assets held for sale	$10,726
Liabilities:
Assets retirement obligations	$13,036
Revenues and production taxes payable	296
Total current liabilities held for sale	$13,332
Net liabilities	$(2,606)
During the three and six months ended June 30, 2023, the Company recorded an impairment loss of $5.6 million to adjust the carrying value of the assets held for sale to their estimated fair value less costs to sell. The impairment loss was recorded within exploration and impairment expenses on the Condensed Consolidated Statements of Operations.
2022 Divestiture

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
The Company recorded a pre-tax gain on sale of assets of $518.9 million, which included (i) the cash consideration of $160.0 million, (ii) the fair value of the Company’s retained investment in Crestwood of $568.3 million; less (iii) the book value of the Company’s investment in OMP of $198.0 million and (iv) transaction costs of $11.4 million. The gain on sale of assets was reported within income from discontinued operations attributable to Chord, net of income tax on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.
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
11. Discontinued Operations
The OMP Merger qualified for reporting as a discontinued operation in accordance with ASC 205-20. There were no discontinued operations for the three and six months ended June 30, 2023 and the three months ended June 30, 2022.
Condensed Consolidated Statement of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the period presented:

Six Months Ended June 30, 2022

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

Condensed Consolidated Statement of Cash Flows
Depreciation, depletion and amortization (“DD&A”) attributable to discontinued operations in “Cash flows from operating activities” was immaterial for the six months ended June 30, 2022. Capital expenditures attributable to discontinued operations included in “Cash flows used in investing activities” was $6.1 million for the six months ended June 30, 2022. There were no significant non-cash activities from discontinued operations for the six months ended June 30, 2022.

12. Investment in Unconsolidated Affiliate
As of June 30, 2023 and December 31, 2022, the fair value of the Company’s investment in Crestwood was $115.8 million and $130.6 million, respectively. As of June 30, 2023 and December 31, 2022, the Company owned less than 5% of Crestwood’s issued and outstanding common units.
During the three and six months ended June 30, 2023, the Company recorded a net gain of $10.1 million and $7.9 million, respectively, on its investment in Crestwood, primarily comprised of an unrealized gain for the change in fair value of the investment of $6.8 million and $1.1 million, respectively, and a realized gain for cash distributions received from Crestwood of $3.0 million and $6.0 million, respectively. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss for the change in the fair value of its investment in Crestwood of $110.0 million and $63.0 million, respectively, and a realized gain for cash distributions received from Crestwood of $13.7 million and $26.9 million, respectively.
Related Party Transactions
For the six months ended June 30, 2022, related party transactions with Crestwood totaled $20.1 million of lease operating expenses and $13.3 million of GPT expenses. On September 12, 2022, the Company sold an aggregate of 16,000,000 common units of Crestwood, which reduced its ownership of Crestwood’s issued and outstanding common units below 5%. As such, Crestwood was no longer considered a related party as of September 30, 2022.
13. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2023	December 31, 2022

	(In thousands)
Senior secured revolving line of credit	$—	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(4,951)	(5,791)
Total long-term debt, net	$395,049	$394,209
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) with a $2.5 billion borrowing base and $1.0 billion of elected commitments that matures on July 1, 2027. At June 30, 2023, the Company had no borrowings outstanding and $6.1 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $993.9 million. At December 31, 2022, the Company had no borrowings outstanding and $6.4 million of outstanding letters of credit issued under the Credit Facility.
On May 2, 2023, the Company completed its semi-annual borrowing base redetermination and entered into the Third Amendment to Amended and Restated Credit Agreement to reduce the borrowing base to $2.5 billion from $2.75 billion. There were no changes to the total amount of elected commitments of $1.0 billion. The next scheduled redetermination is expected to occur in or around October 2023.
During the three and six months ended June 30, 2023 and 2022, the Company incurred no borrowings on the Credit Facility, resulting in a weighted average interest rate of 0.0% in each period. The Company was in compliance with the financial covenants under the Credit Facility at June 30, 2023. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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

Senior unsecured notes. At June 30, 2023, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $395.8 million at June 30, 2023.
14. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2023:

(In thousands)

Balance at December 31, 2022	$165,405
Liabilities incurred during period	547
Liabilities incurred through acquisitions(1)	6,771
Liabilities settled during period	(3,086)
Liabilities settled through divestitures	(31,839)
Accretion expense during period	5,680
Liabilities held for sale(2)	(13,036)
Balance at June 30, 2023	$130,442
__________________
(1)    Includes liabilities that were acquired through the 2023 Williston Basin Acquisition. See Note 9—Acquisitions for additional information.
(2)    Includes liabilities related to properties held for sale as of June 30, 2023. See Note 10—Divestitures and Assets Held for Sale for additional information.

Accretion expense is included in DD&A on the Company’s Condensed Consolidated Statements of Operations. At June 30, 2023, the current portion of the total ARO balance was $3.1 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
15. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 24.4% and 23.9% of pre-tax income from continuing operations, respectively, as compared to an effective tax rate of (0.2)% and (1.9)% of pre-tax income from continuing operations for the three and six months ended June 30, 2022, respectively.
The effective tax rate from continuing operations for the three and six months ended June 30, 2023 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes. The effective tax rate for the three and six months ended June 30, 2022 was lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance during the three and six months ended June 30, 2022, substantially all of which was released during the third and fourth quarters of 2022. This was partially offset by state income taxes.
16. Equity-Based Compensation
The Company has previously granted RSUs, PSUs and LSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company recognized $15.3 million and $27.2 million, respectively, in equity-based compensation expenses related to equity-classified awards. During the three and six months ended June 30, 2022, the Company recognized $4.8 million and $9.6 million, respectively, in equity-based compensation expenses related to equity-classified awards. Equity-based compensation expenses related to liability-classified awards were not material for the three and six months ended June 30, 2023 or 2022.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the six months ended June 30, 2023, the Company granted 136,920 RSUs to employees and non-employee directors of the Company with a weighted average grant date value of $133.49 per share.
Performance share units. Performance share units (“PSUs”) are contingent shares that vest on a graded basis over a three-year and four-year period and are subject to a service condition. No PSUs were granted during the six months ended June 30, 2023 or 2022.

Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares that cliff vest over a three-year and four-year period and are subject to a service condition. No LSUs were granted during the six months ended June 30, 2023 or 2022.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis and are subject to a service condition. During the six months ended June 30, 2023, the Company granted 9,743 phantom unit awards to employees with a weighted average grant date value of $133.15 per share.
17. Stockholders’ Equity
Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the six months ended June 30, 2023 and 2022, respectively.

	Rate per Share
	Base	Variable	Special	Total	Total Dividends Declared

					(In thousands)
Q2 2023	$1.25	$1.97	$—	$3.22	$137,507
Q1 2023	1.25	3.55	—	4.80	204,884
Total	$2.50	$5.52	$—	$8.02	$342,391

Q2 2022	$0.585	$2.940	$15.000	$18.525	$379,369
Q1 2022	0.585	3.000	—	3.585	73,074
Total	$1.170	$5.940	$15.000	$22.110	$452,443
Total dividends declared in the table above includes $3.8 million and $8.8 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and six months ended June 30, 2023, respectively, and $15.2 million and $18.3 million for the three and six months ended June 30, 2022, respectively.
On August 2, 2023, the Company declared a base-plus-variable cash dividend of $1.36 per share of common stock. The dividend will be payable on August 29, 2023 to shareholders of record as of August 15, 2023.
Share-Repurchase Program
During the six months ended June 30, 2023, the Company repurchased 319,458 shares of common stock at a weighted average price of $143.41 per common share for a total cost of $45.8 million. As of June 30, 2023, there was $227.1 million remaining under the Company’s share-repurchase program.
The Company repurchased no shares of common stock during the six months ended June 30, 2022.
Warrants
The following table summarizes the Company’s outstanding warrants as of June 30, 2023:

	Warrants(1)	Exercise Price

Legacy Oasis	701,525	$75.57
Legacy Whiting - Series A	2,774,568	$116.37
Legacy Whiting - Series B	1,394,017	$133.70
Total	4,870,110
__________________
(1)Represents the number of warrants in terms of shares of Chord common stock.
During the three and six months ended June 30, 2023, there were 26,448 and 109,402 warrants exercised, respectively.

18. Earnings (Loss) Per Share
The Company calculates earnings per share under the two-class method. During the third quarter of 2022, the Company granted RSUs which include non-forfeitable rights to dividends and are therefore considered “participating securities.” Accordingly, effective in the third quarter of 2022, the Company began to compute earnings per share under the two-class earnings allocation method. The two-class method is an earnings allocation formula that computes earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.
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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(In thousands, except per share data)
Net income from continuing operations	$216,071	$130,839	$513,070	$111,288
Distributed and undistributed earnings allocated to participating securities	(726)	—	(1,453)	—
Net income from continuing operations attributable to common stockholders (basic)	215,345	130,839	511,617	111,288
Reallocation of distributed and undistributed earnings allocated to participating securities	12	—	20	—
Net income from continuing operations attributable to common stockholders (diluted)	$215,357	$130,839	$511,637	$111,288

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	41,494	19,553	41,531	19,430
Dilutive effect of share-based awards	933	1,131	917	1,167
Dilutive effect of warrants	959	306	819	386
Diluted weighted average common shares outstanding	43,386	20,990	43,267	20,983

Basic earnings per share from continuing operations	$5.19	$6.69	$12.32	$5.73
Diluted earnings per share from continuing operations	$4.96	$6.23	$11.83	$5.30

Anti-dilutive weighted average common shares:
Potential common shares	4,118	1,127	4,340	1,218

For the three and six months ended June 30, 2023 and 2022, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
For the six months ended June 30, 2022, basic and diluted earnings per share from discontinued operations were $24.99 and $23.14, respectively.

19. Commitments and Contingencies
As of June 30, 2023, the Company’s material off-balance sheet arrangements and transactions include $6.1 million in outstanding letters of credit under the Credit Facility and $22.3 million in net surety bond exposure issued as financial assurance on certain agreements.
As of June 30, 2023, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 23 — Commitments and Contingencies in the 2022 Annual Report except as set forth below.
In April 2023, the Company entered into a gas gathering, processing and sale agreement with a requirement to deliver a minimum quantity of unprocessed gas through January 2028 for a total aggregate commitment of approximately $55.6 million. As of June 30, 2023, the Company had a remaining commitment under this contract of $47.3 million. The Company believes its production and reserves are sufficient to fulfill this delivery commitment and therefore expects to avoid any payments for deficiencies under this contract.
20. Leases
In the first quarter of 2023, the Company began negotiations to sublease a portion of its Denver corporate office. As a result of an offer received and the overall market conditions, the Company recorded a right-of-use (“ROU”) asset impairment charge of $17.5 million during the six months ended June 30, 2023, which was the amount by which the carrying value of the ROU asset exceeded the fair value. There were no impairment charges recorded during the three months ended June 30, 2023. The Company estimated the fair value of the ROU asset using an income approach based on the net present value of the expected sublease rental income during the sublease term. The ROU asset impairment charge is recorded within exploration and impairment on the Condensed Consolidated Statements of Operations.
Other than the item disclosed above, no other material changes have occurred to the Company’s lease portfolio for the periods presented. Refer to the 2022 Annual Report for more information on the Company’s leases.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “aim,” “mission,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Without limiting the generality of the foregoing, certain statements incorporated by reference or included in this Quarterly Report on Form 10-Q constitute forward-looking statements.
Forward-looking statements may include statements about:
•crude oil, natural gas liquids (“NGL”) and natural gas realized prices;
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
•the possible shutdown of the Dakota Access Pipeline;
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
•counterparty credit risk;
•incurring environmental liabilities;
•developments in the global economy as well as the public health crisis related to the novel coronavirus 2019 (“COVID-19”) pandemic and resulting demand and supply for crude oil, NGLs and natural gas;
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

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, the proximity to and capacity of transportation facilities and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
Merger
On July 1, 2022, we completed a merger of equals transaction with Whiting (the “Merger”). Whiting was an independent oil and gas company engaged in the development, production and acquisition of crude oil, NGLs and natural gas primarily in the Rocky Mountains region of the United States. The Merger impacts the comparability of our financial statements. See “Results of Operations—Comparability of Financial Statements” below for additional information.
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGLs and natural gas.
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
In an effort to improve price realizations from the sale of our crude oil, NGLs and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGLs and natural gas to a broader array of potential purchasers. We enter into crude oil, NGL and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows. During the second quarter of 2023, our realized crude oil price was a $0.14 premium to New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil price index (“NYMEX WTI”).
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of June 30, 2023, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
Recent Developments
Williston Basin Acquisition
On May 22, 2023, we announced that one of our wholly-owned subsidiaries had entered into a definitive agreement to acquire approximately 62,000 net acres in the Williston Basin from XTO Energy Inc. and affiliates, subsidiaries of Exxon Mobil Corporation (collectively, “XTO”), for total cash consideration of $375.0 million, subject to customary purchase price adjustments (the “2023 Williston Basin Acquisition”). The effective date of the 2023 Williston Basin Acquisition was April 1, 2023.
On June 30, 2023, we completed the 2023 Williston Basin Acquisition for total cash consideration of $361.6 million, including a deposit of $37.5 million paid to XTO upon execution of the purchase and sale agreement and $324.1 million paid to XTO at closing (including customary purchase price adjustments). We funded the 2023 Williston Basin Acquisition with cash on hand.
Divestitures
During the second quarter of 2023, we entered into separate agreements with multiple buyers to sell a majority of our non-core properties located outside of the Williston Basin for total estimated cash proceeds (including purchase price adjustments) of $36.7 million. As of June 30, 2023, we completed certain of these divestitures and received total cash proceeds (including purchase price adjustments) of $31.8 million, subject to customary post-closing adjustments. The remainder of these non-core property divestitures are expected to close in the third quarter of 2023 for estimated net cash proceeds (including purchase price adjustments) of $4.9 million.

In addition, we have completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $21.5 million, including $10.9 million for the reimbursement of capital expenditures that we incurred during the six months ended June 30, 2023.
Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the period ended June 30, 2023. Certain financial and operational information set forth herein does not include the activity of Whiting for periods prior to the closing of the Merger on July 1, 2022. The results reported for the three and six months ended June 30, 2023 reflect the consolidated results of Chord, while the results reported for the six months ended June 30, 2022 reflect the consolidated results of legacy Oasis, unless otherwise noted.
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
Operational and Financial Highlights
•Production volumes averaged 168,952 barrels of oil equivalent per day (“Boepd”) (57% oil), including crude oil volumes of 96,352 barrels of oil per day (“Bopd”) in the second quarter of 2023.
•E&P and other capital expenditures (excluding capitalized interest) were $257.0 million in the second quarter of 2023.
•Lease operating expenses (“LOE”) were $10.31 per barrel of oil equivalent (“Boe”) in the second quarter of 2023.
•Net cash provided by operating activities was $408.2 million and net income was $216.1 million in the second quarter of 2023.
Shareholder Return Highlights
•Paid $3.22 per share base-plus-variable cash dividend on May 30, 2023.
•Repurchased $30.8 million of common stock in the second quarter of 2023 with $227.1 million remaining under our $300 million share repurchase program.
•Declared a base-plus-variable cash dividend of $1.36 per share of common stock. The dividend will be payable on August 29, 2023 to shareholders of record as of August 15, 2023.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our revenues for the six months ended June 30, 2023 increased when compared to the six months ended June 30, 2022 due to the Merger, which significantly expanded our operations in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended June 30, 2023	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues (in thousands)
Crude oil revenues	$647,868	$650,908	$1,298,776	$804,768
NGL revenues(1)	28,535	62,243	90,779	—
Natural gas revenues(1)	19,023	53,049	72,071	227,301
Purchased oil and gas sales	216,645	130,317	346,962	409,956
Other services revenues	—	—	—	324
Total revenues	$912,071	$896,517	$1,808,588	$1,442,349
Production data
Crude oil (MBbls)	8,768	8,560	17,328	7,795
NGLs (MBbls)(1)	3,280	2,946	6,226	—
Natural gas (MMcf)(1)	19,958	19,923	39,881	25,807
Oil equivalents (MBoe)	15,375	14,827	30,201	12,096
Average daily production (Boepd)	168,952	164,740	166,858	66,827
Average daily crude oil production (Bopd)	96,352	95,113	95,736	43,064
Average sales prices
Crude oil (per Bbl)
Average sales price	$73.89	$76.04	$74.95	$103.25
Effect of derivative settlements(2)	(5.86)	(10.25)	(8.03)	(26.12)
Average realized price after the effect of derivative settlements(2)	$68.03	$65.79	$66.92	$77.13
NGLs (per Bbl)(1)
Average sales price	$8.70	$21.13	$14.58	$—
Effect of derivative settlements(2)	—	0.97	0.46	—
Average realized price after the effect of derivative settlements(2)	$8.70	$22.10	$15.04	$—
Natural gas (per Mcf)(1)
Average sales price	$0.95	$2.66	$1.81	$8.81
Effect of derivative settlements(2)	0.01	(0.35)	(0.17)	(0.68)
Average realized price after the effect of derivative settlements(2)	$0.96	$2.31	$1.64	$8.13
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
Three months ended June 30, 2023 as compared to three months ended March 31, 2023
Crude oil revenues. Our crude oil revenues decreased $3.0 million to $647.9 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. Our crude oil revenues decreased $18.4 million due to lower crude oil realized prices, partially offset by $15.4 million due to higher crude oil production volumes sold quarter over quarter due to more wells turned-in-line (“TIL”). Average crude oil sales prices, without derivative settlements, decreased by $2.15 per barrel quarter over quarter to an average of $73.89 per barrel for the three months ended June 30, 2023.
NGL revenues. Our NGL revenues decreased $33.7 million to $28.5 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. Our NGL revenues decreased $36.6 million due to lower NGL realized prices, partially offset by $2.9 million due to higher NGL production volumes sold quarter over quarter. NGL volumes increased quarter over quarter due to more TILs, coupled with ethane recovery by a primary processor of our gas volumes during a portion of the second quarter of 2023. Average NGL sales prices, without derivative settlements, decreased by $12.43 per barrel quarter over quarter due primarily to lower index prices at the Conway hub in Kansas, coupled with the impact of incurring a fixed-fee for the majority of our NGL marketing contracts, which lowered our NGL realizations quarter over quarter. Average NGL sales prices, without derivative settlements, were $8.70 per barrel for the three months ended June 30, 2023.
Natural gas revenues. Our natural gas revenues decreased $34.0 million to $19.0 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 primarily due to lower realized natural gas prices. Average natural gas sales prices, without derivative settlements, decreased by $1.71 per one thousand cubic feet (“Mcf”) quarter over quarter to $0.95 per Mcf for the three months ended June 30, 2023. The decrease was primarily due to lower index prices, coupled with the impact of incurring a fixed-fee for the majority of our natural gas marketing contracts, which lowered our gas realizations quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales increased $86.3 million to $216.6 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold, partially offset by lower crude oil prices quarter over quarter.

Six months ended June 30, 2023 as compared to six months ended June 30, 2022
Crude oil revenues. Our crude oil revenues increased $494.0 million to $1,298.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily driven by a $683.2 million increase due to our expanded operations after the Merger. Excluding the impacts attributable to the Merger, our crude oil revenues decreased $189.2 million due to a decrease of $219.7 million due to lower crude oil realized prices, partially offset by an increase of $30.4 million due to higher crude oil production volumes sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $28.30 per barrel period over period to an average of $74.95 per barrel for the six months ended June 30, 2023.
NGL and natural gas revenues. Our NGL and natural gas revenues decreased $64.5 million to $162.9 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Excluding the impacts attributable to the Merger, our NGL and natural gas revenues decreased $131.5 million due to a decrease of $158.9 million due to lower NGL and natural gas realized prices period over period, partially offset by an increase of $27.4 million due to higher NGL and natural gas production volumes sold period over period. This decrease was partially offset by a $67.1 million increase due to our expanded operations after the Merger. Average natural gas sales prices, without derivative settlements, were $1.81 per Mcf and average NGL sales prices, without derivative settlements, were $14.58 per barrel for the six months ended June 30, 2023. Average natural gas sales prices, without derivative settlements, were $8.81 per Mcf for the six months ended June 30, 2022 and were reported on a two-stream basis that included the impact of NGL sales in the natural gas stream. The conversion to three-stream reporting did not impact our total reported revenues. The decrease in the average NGL and natural gas sales prices, without derivative settlements, period over period was primarily due to lower index prices, coupled with the impact of incurring a fixed-fee for the majority of our NGL and natural gas marketing contracts.
Purchased oil and gas sales. Purchased oil and gas sales decreased $63.0 million to $347.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily due to a decrease in natural gas purchased and subsequently sold in Wild Basin, coupled with a decrease in crude oil purchased and subsequently sold due to lower crude oil prices period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended June 30, 2023	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$158,554	$153,408	$311,962	$130,921
Gathering, processing and transportation expenses	43,397	37,015	80,412	64,210
Purchased oil and gas expenses	216,226	129,593	345,819	413,684
Production taxes	58,488	60,517	119,005	75,938
Depreciation, depletion and amortization	137,046	133,791	270,837	86,809
General and administrative expenses	42,174	32,484	74,658	49,189
Exploration and impairment	6,782	24,864	31,646	788
Total operating expenses	662,667	571,672	1,234,339	821,539
Gain on sale of assets, net	1,613	1,227	2,840	1,840
Operating income	251,017	326,072	577,089	622,650
Other income (expense)
Net gain (loss) on derivative instruments	29,518	66,934	96,452	(466,175)
Net gain (loss) from investment in unconsolidated affiliate	10,126	(2,216)	7,910	(36,116)
Interest expense, net of capitalized interest	(7,228)	(7,135)	(14,363)	(14,165)
Other income	2,293	5,193	7,486	3,050
Total other income (expense), net	34,709	62,776	97,485	(513,406)
Income from continuing operations before income taxes	285,726	388,848	674,574	109,244
Income tax (expense) benefit	(69,655)	(91,849)	(161,504)	2,044
Net income from continuing operations	216,071	296,999	513,070	111,288
Income from discontinued operations attributable to Chord, net of income tax	—	—	—	485,554
Net income attributable to Chord	$216,071	$296,999	$513,070	$596,842
Costs and expenses (per Boe of production)
Lease operating expenses	$10.31	$10.35	$10.33	$10.81
Gathering, processing and transportation expenses	2.82	2.50	2.66	5.31
Production taxes	3.80	4.08	3.94	6.28

Three months ended June 30, 2023 as compared to three months ended March 31, 2023
Lease operating expenses. LOE increased $5.1 million to $158.6 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. Operated LOE increased $4.5 million primarily as a result of higher workover costs quarter over quarter. LOE per Boe decreased $0.04 per Boe to $10.31 per Boe for the three months ended June 30, 2023 primarily due to increased production volumes quarter over quarter.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses increased $6.4 million to $43.4 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. GPT expenses increased $4.8 million due to a higher GPT rate and $1.5 million due to higher production volumes quarter over quarter. GPT expenses per Boe increased $0.32 per Boe to $2.82 per Boe for the three months ended June 30, 2023 due to higher costs quarter over quarter primarily associated with the conversion of a marketing agreement from a sales contract to a transportation contract during the second quarter.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $86.6 million to $216.2 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the volume of crude oil purchased quarter over quarter, partially offset by lower crude oil prices quarter over quarter.
General and administrative expenses. General and administrative (“G&A”) expenses increased $9.7 million to $42.2 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in Merger-related costs of $4.1 million related to employee relocation costs and post-employment benefit costs incurred quarter over quarter, coupled with an increase in stock-based compensation costs of $3.5 million due to the acceleration of the vesting period for certain equity-based compensation awards.
Exploration and impairment. Exploration and impairment expenses decreased $18.1 million to $6.8 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. This decrease was primarily due to impairment charges recorded during the three months ended March 31, 2023 of $17.5 million associated with the write-down of a right-of-use (“ROU”) asset for our Denver office lease.
Derivative instruments. We recorded a $29.5 million net gain on derivative instruments for the three months ended June 30, 2023, which was primarily driven by a net gain of $29.7 million associated with our contracts to manage commodity price risk. This net gain included an unrealized gain of $80.8 million, partially offset by a loss on settled contracts of $51.2 million. During the three months ended March 31, 2023, we recorded a $66.9 million net gain on derivative instruments, which was primarily driven by a net gain of $65.8 million associated with our contracts to manage commodity price risk. This net gain included an unrealized gain of $157.7 million, partially offset by a loss on settled contracts of $91.9 million.
Investment in unconsolidated affiliate. We recorded a $10.1 million gain related to our investment in Crestwood for the three months ended June 30, 2023, primarily due to an unrealized gain of $6.8 million as a result of an increase in the fair value of the investment during the three months ended June 30, 2023, coupled with a gain of $3.0 million for a cash distribution received from Crestwood during the three months ended June 30, 2023. During the three months ended March 31, 2023, we recorded a $2.2 million net loss on our investment in Crestwood primarily due to a loss of $5.7 million as a result of a decrease in the fair value of the investment during the three months ended March 31, 2023, offset by a gain of $3.0 million for a cash distribution received from Crestwood during the three months ended March 31, 2023.
Income tax expense. Our effective tax rate for the three months ended June 30, 2023 was approximately consistent with the effective tax rate for the three months ended March 31, 2023. Our income tax expense was recorded at 24.4% of pre-tax income from continuing operations for the three months ended June 30, 2023, and our income tax benefit was recorded at 23.6% of pre-tax income from continuing operations for the three months ended March 31, 2023.
Six months ended June 30, 2023 as compared to six months ended June 30, 2022
Lease operating expenses. LOE increased $181.0 million to $312.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily due to a $169.2 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, LOE increased $11.3 million primarily due to higher workover costs period over period. LOE per Boe decreased $0.48 per Boe period over period to $10.33 per Boe for the six months ended June 30, 2023 primarily due to higher production volumes period over period.
Gathering, processing and transportation expenses. GPT expenses increased $16.2 million to $80.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $12.5 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, GPT expenses increased $3.7 million primarily due to a higher pipeline imbalance period over period. GPT expenses per Boe decreased $2.65 per Boe period over period to $2.66 per Boe for the six months ended June 30, 2023 primarily due to higher production volumes due to our expanded operations after the Merger.

Purchased oil and gas expenses. Purchased oil and gas expenses decreased $67.9 million to $345.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a decrease in natural gas purchased in Wild Basin, coupled with a decrease in crude oil purchased primarily due to lower crude oil prices period over period.
Production taxes. Production taxes increased $43.1 million to $119.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to $60.8 million from our expanded operations after the Merger. Excluding the effects of the Merger, production taxes decreased $17.8 million due to a decrease in crude oil revenues period over period. The production tax rate as a percentage of crude oil, NGL and natural gas sales increased to 8.1% for the six months ended June 30, 2023 as compared to 7.4% for the six months ended June 30, 2022. This rate increase period over period was primarily due to an increase in natural gas production volumes period over period, coupled with lower average natural gas sales prices period over period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses increased $184.0 million to $270.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily due to a $143.2 million increase in DD&A expenses attributable to our expanded operations after the Merger. Excluding the effects of the Merger, DD&A expenses increased $40.9 million due to a $40.5 million increase in depletion expenses, including an increase of $22.1 million due to a higher depletion rate period over period and $18.4 million due to higher production volumes period over period.
General and administrative expenses. G&A expenses increased $25.5 million to $74.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily due to increased compensation and other costs associated with a larger organization after the Merger coupled with Merger-related costs.
Exploration and impairment. Exploration and impairment expenses increased $30.9 million to $31.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily due to impairment expenses of $29.0 million recorded during the six months ended June 30, 2023, including $17.5 million associated with the write-down of the ROU asset for our Denver office lease, $5.8 million associated with a lower of cost or market write down of oil-in-tank inventory and $5.6 million to adjust the carrying value of non-core properties held for sale to their estimated fair value less costs to sell.
Derivative instruments. We recorded a $96.5 million net gain on derivative instruments for the six months ended June 30, 2023, which was primarily driven by a net gain of $95.6 million associated with our contracts to manage commodity price risk. This included an unrealized gain of $238.7 million, partially offset with a realized loss on settled contracts of $143.1 million. During the six months ended June 30, 2022, we recorded a $466.2 million net loss on derivative instruments, which included a loss of $480.4 million associated with our contracts to manage commodity price risk, offset by a gain of $14.3 million related to the change in fair value of an embedded derivative for the contingent consideration associated with our 2021 Permian Basin divestiture. The loss of $480.4 million associated with our contracts to manage commodity price risk included an unrealized loss of $259.3 million and a realized loss on settled contracts of $221.1 million.
Investment in unconsolidated affiliate. We recorded a $7.9 million gain related to our investment in Crestwood for the six months ended June 30, 2023, including a gain of $6.0 million for cash distributions received from Crestwood during the six months ended June 30, 2023, coupled with an unrealized gain of $1.1 million as a result of an increase in the fair value of the investment during the six months ended June 30, 2023. During the six months ended June 30, 2022, we recorded a net loss of $36.1 million related to our investment in Crestwood, including an unrealized loss of $63.0 million as a result of a decrease in the fair value of the investment during the six months ended June 30, 2022, offset by a gain of $26.9 million for cash distributions received from Crestwood during the six months ended June 30, 2022.
Income tax (expense) benefit. Our income tax expense was recorded at 23.9% of pre-tax income from continuing operations for the six months ended June 30, 2023. Our income tax benefit was recorded at (1.9)% of pre-tax loss from continuing operations for the six months ended June 30, 2022. Our effective tax rate for the six months ended June 30, 2023 was higher than the effective tax rate for the six months ended June 30, 2022 primarily due to the impact of releasing substantially all of the remaining valuation allowance on our net deferred tax assets in the third and fourth quarters of 2022, coupled with the impacts of equity-based compensation windfalls.
Income from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax of $485.6 million for the six months ended June 30, 2022 represents income from OMP for the period prior to the completion of the OMP Merger. This was primarily comprised of a gain on sale of $518.9 million and midstream revenues of $23.3 million, offset by income tax expense of $41.2 million, midstream expenses of $13.2 million and interest expense of $3.7 million.

Liquidity and Capital Resources
As of June 30, 2023, we had $1.2 billion of liquidity available, including $214.8 million in cash and cash equivalents and $993.9 million of aggregate unused borrowing capacity available under our senior secured revolving credit facility (the “Credit Facility”). Our primary sources of liquidity are from cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility. Our primary liquidity requirements are for capital expenditures for the development of oil and gas properties, dividend payments, share repurchases and working capital requirements. In addition, we completed the 2023 Williston Basin Acquisition on June 30, 2023 for total cash consideration of $361.6 million with cash on hand.
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
In connection with the Merger, we incurred certain costs for advisory, legal, severance and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, we incurred Merger-related costs of $6.9 million and $9.7 million, respectively, primarily related to employee relocation costs and post-employment benefit costs. As of June 30, 2023, we had a remaining liability for Merger-related costs of $11.4 million primarily for the remaining payment of post-employment benefit costs and employee relocation costs.
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
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are ten years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGLs and natural gas to satisfy our minimum volume commitments. See “Item 1. Financial Statements (Unaudited)—Note 19—Commitments and Contingencies” for additional information on our volume delivery commitments.
In July 2023, we entered into new contracts to manage risks related to changes in crude oil prices. The following table summarizes these commodity derivative contracts:

			Volumes (Bbl)		Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Total	Daily	Floor	Ceiling
Crude oil	Q4 2023	Two-way collars	414,000	4,500	$61.67	$85.77
Crude oil	Q1 2024 - Q4 2024	Two-way collars	1,554,000	4,246	60.88	85.33
Crude oil	Q1 2025 - Q3 2025	Two-way collars	819,000	3,000	60.00	82.02
Revolving credit facility. We have a Credit Facility with a borrowing base of $2.5 billion and elected commitments of $1.0 billion that is due July 1, 2027. As of June 30, 2023, we had no borrowings outstanding and $6.1 million of outstanding letters of credit, resulting in an unused borrowing capacity of $993.9 million. We were in compliance with the financial covenants under the Credit Facility as of June 30, 2023. See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information.
Senior unsecured notes. As of June 30, 2023, we have $400.0 million of 6.375% senior unsecured notes outstanding that mature on June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information.

Cash Flows
The Condensed Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations.
Our cash flows for the six months ended June 30, 2023 and 2022 are presented below:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$877,047	$661,991
Net cash used in investing activities	(858,289)	(151,681)
Net cash used in financing activities	(397,122)	(113,979)
Increase (decrease) in cash and cash equivalents	$(378,364)	$396,331
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, operating costs and G&A expenses. Net cash provided by operating activities was $877.0 million for the six months ended June 30, 2023. The increase in net cash provided by operating activities of $215.1 million as compared to the six months ended June 30, 2022 was primarily due to higher revenues from crude oil, NGL and natural gas sales due to our expanded operations following the Merger. See “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in certain expenses between periods.
Working Capital. Our working capital is primarily impacted due to the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) increased net cash flows from operating activities by $2.4 million and $18.5 million during the six months ended June 30, 2023 and 2022, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
Our Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $993.9 million as of June 30, 2023, and excludes current hedge assets, which were $29.0 million as of June 30, 2023. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $81.2 million as of June 30, 2023.
Cash flows used in investing activities
Net cash used in investing activities was $858.3 million for the six months ended June 30, 2023. The increase in net cash used in investing activities of $706.6 million as compared to the six months ended June 30, 2022 was primarily due to the 2023 Williston Basin Acquisition that was completed on June 30, 2023 for total cash consideration of $361.6 million and an increase of $293.4 million of capital expenditures incurred to develop our oil and gas properties, primarily related to our expanded operations following the Merger. These increases were partially offset by a decrease of $47.6 million to settle outstanding commodity derivative contracts during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Cash flows used in financing activities
Net cash used in financing activities of $397.1 million for the six months ended June 30, 2023 was primarily attributable to dividends paid to shareholders of $337.7 million, payments of $45.8 million to repurchase common stock and payments of $13.6 million for income tax withholdings on vested equity-based compensation awards. Net cash used in financing activities for the six months ended June 30, 2022 of $114.0 million was primarily attributable to dividends paid to shareholders of $139.9 million, partially offset by proceeds of $15.9 million from the exercise of outstanding warrants.

Capital Expenditures
Our capital expenditures are summarized in the following table:

	Three Months Ended		Six Months Ended
	March 31, 2023	June 30, 2023	June 30, 2023

	(In thousands)
E&P	$201,772	$256,631	$458,403
Other capital expenditures(1)	1,937	1,705	3,642
Total E&P and other capital expenditures(2)	203,709	258,336	462,045
Acquisitions	—	361,609	361,609
Total capital expenditures(3)	$203,709	$619,945	$823,654
___________________
(1)Other capital expenditures includes items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $1.3 million and $2.7 million for the three and six months ended June 30, 2023, respectively.
(2)Total E&P and other capital expenditures for the three and six months ended June 30, 2023 includes $10.1 million and $10.9 million, respectively, related to divested non-operated assets that will be reimbursed.
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
Dividends
On August 2, 2023, we declared a base-plus-variable cash dividend of $1.36 per share of common stock. The dividend will be payable on August 29, 2023 to shareholders of record as of August 15, 2023. See “Item 1. Financial Statements (Unaudited)—Note 17—Stockholders’ Equity” for additional information.
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
Share Repurchase Program
During the six months ended June 30, 2023, we repurchased 319,458 shares of common stock at a weighted average price of $143.41 per common share for a total cost of $45.8 million under our share-repurchase program. As of June 30, 2023, we had $227.1 million remaining under our share-repurchase program.
We repurchased no shares of common stock during the six months ended June 30, 2022.
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
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, NGL and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2022 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
The fair value of our unrealized crude oil derivative positions at June 30, 2023 was a net liability position of $66.4 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $39.6 million, while a 10% decrease in crude oil prices would decrease the fair value of this unrealized derivative liability position by approximately $36.9 million. The fair value of our unrealized natural gas derivative positions at June 30, 2023 was immaterial. A 10% increase in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $0.5 million, while a 10% decrease in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $0.5 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the 2021 Permian Basin divestiture, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter our right to receive any remaining earn-out payments is terminated. As of June 30, 2023, the fair value of this contingent consideration was $61.8 million. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” for additional information.
Interest rate risk. At June 30, 2023, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum. At June 30, 2023, we had no borrowings and $6.1 million of outstanding letters of credit issued under our Credit Facility. Borrowings under the revolving Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information on the interest incurred on our Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and six months ended June 30, 2023, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.

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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in internal control over financial reporting
On July 1, 2022, we completed the Merger. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Whiting. Other than incorporating Whiting’s controls, there were no changes in internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There are no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
April 1 – April 30, 2023	7,927	$142.88	—	$257,897,866
May 1 – May 31, 2023	95,788	144.44	95,423	244,114,280
June 1 – June 30, 2023	127,489	150.41	113,368	227,086,936
Total	231,204	$147.68	208,791
___________________
(1)During the second quarter of 2023, the Company withheld 22,413 shares of common stock to satisfy tax withholding obligations upon vesting of equity-based awards.
(2)During the second quarter of 2023, the Company repurchased 208,791 shares of common stock at a weighted average price of $147.59 per common share for a total cost of $30.8 million under its publicly announced share repurchase program.
(3)Our Board of Directors has authorized a share repurchase program of up to $300 million of our common stock.
Item 5. — Other Information
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Third Amendment to Amended and Restated Credit Agreement, dated May 2, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to Chord Energy Corporation’s Quarterly Report on Form 10-Q (File No. 001-34776) filed May 4, 2023).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	August 3, 2023	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)