Form 10-Q
period 2023-09-30
Chord Energy Corp
filed 2023-11-02
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at October 26, 2023: 41,278,429 shares.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$264,966	$593,151
Accounts receivable, net	1,031,542	781,738
Inventory	64,852	54,411
Prepaid expenses	20,485	17,624
Derivative instruments	26,776	23,735
Other current assets	595	11,853
Current assets held for sale	10,726	—
Total current assets	1,419,942	1,482,512
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,097,747	5,120,121
Other property and equipment	48,605	72,973
Less: accumulated depreciation, depletion and amortization	(890,323)	(481,751)
Total property, plant and equipment, net	5,256,029	4,711,343
Derivative instruments	43,610	37,965
Investment in unconsolidated affiliate	102,571	130,575
Long-term inventory	22,426	22,009
Operating right-of-use assets	24,858	23,875
Deferred tax assets	23,548	200,226
Other assets	19,554	22,576
Total assets	$6,912,538	$6,631,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,603	$29,056
Revenues and production taxes payable	627,202	607,964
Accrued liabilities	571,318	362,454
Accrued interest payable	8,600	3,172
Derivative instruments	114,598	341,541
Advances from joint interest partners	2,526	3,736
Current operating lease liabilities	13,543	9,941
Other current liabilities	42,025	3,469
Current liabilities held for sale	13,332	—
Total current liabilities	1,395,747	1,361,333
Long-term debt	395,475	394,209
Asset retirement obligations	130,015	146,029
Derivative instruments	7,125	2,829
Operating lease liabilities	22,141	13,266
Other liabilities	21,021	33,617
Total liabilities	1,971,524	1,951,283

	September 30, 2023	December 31, 2022

	(In thousands, except share data)
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.01 par value: 120,000,000 shares authorized; 44,645,418 shares issued and 41,373,010 shares outstanding at September 30, 2023; and 120,000,000 shares authorized, 43,726,181 shares issued and 41,477,093 shares outstanding at December 31, 2022	448	438
Treasury stock, at cost: 3,272,408 shares at September 30, 2023 and 2,249,088 shares at December 31, 2022	(410,272)	(251,950)
Additional paid-in capital	3,583,966	3,485,819
Retained earnings	1,766,872	1,445,491
Total stockholders’ equity	4,941,014	4,679,798
Total liabilities and stockholders’ equity	$6,912,538	$6,631,081
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$840,625	$1,056,146	$2,302,251	$2,088,215
Purchased oil and gas sales	282,743	132,697	629,705	542,653
Other services revenues	—	—	—	324
Total revenues	1,123,368	1,188,843	2,931,956	2,631,192
Operating expenses
Lease operating expenses	177,115	156,397	489,077	287,318
Gathering, processing and transportation expenses	52,294	35,549	132,706	99,759
Purchased oil and gas expenses	281,615	132,625	627,433	546,310
Production taxes	72,485	83,535	191,490	159,473
Depreciation, depletion and amortization	160,293	141,047	431,131	227,856
General and administrative expenses	26,117	102,226	100,775	151,415
Exploration and impairment	1,611	910	33,257	1,698
Total operating expenses	771,530	652,289	2,005,869	1,473,829
Gain on sale of assets, net	899	755	3,739	2,595
Operating income	352,737	537,309	929,826	1,159,958
Other income (expense)
Net gain (loss) on derivative instruments	(85,205)	337,409	11,247	(128,766)
Net gain from investment in unconsolidated affiliate	13,512	75,093	21,421	38,977
Interest expense, net of capitalized interest	(7,923)	(8,645)	(22,286)	(22,810)
Other income (expense)	1,651	(864)	9,137	2,186
Total other income (expense), net	(77,965)	402,993	19,519	(110,413)
Income from continuing operations before income taxes	274,772	940,302	949,345	1,049,545
Income tax (expense) benefit	(65,696)	1,307	(227,199)	3,352
Net income from continuing operations	209,076	941,609	722,146	1,052,897
Income (loss) from discontinued operations attributable to Chord, net of income tax	—	(59,858)	—	425,696
Net income attributable to Chord	$209,076	$881,751	$722,146	$1,478,593
Basic earnings attributable to Chord per share:
Basic from continuing operations	$5.01	$22.79	$17.28	$39.28
Basic from discontinued operations	—	(1.45)	—	15.88
Basic total (Note 18)	$5.01	$21.34	$17.28	$55.16
Diluted earnings attributable to Chord per share:
Diluted from continuing operations	$4.77	$21.84	$16.54	$37.02
Diluted from discontinued operations	—	(1.39)	—	14.97
Diluted total (Note 18)	$4.77	$20.45	$16.54	$51.99
Weighted average shares outstanding:
Basic (Note 18)	41,563	41,318	41,670	26,806
Diluted (Note 18)	43,662	43,107	43,527	28,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2022	41,477	$438	2,249	$(251,950)	$3,485,819	$1,445,491	$4,679,798
Equity-based compensation and vestings	210	2	—	—	11,852	—	11,854
Tax withholdings on settlement of equity-based awards	(77)	(1)	—	—	(10,299)	—	(10,300)
Dividends	—	—	—	—	—	(204,884)	(204,884)
Share repurchases	(111)	—	111	(15,003)	—	—	(15,003)
Warrants exercised	39	—	—	—	276	—	276
Net income	—	—	—	—	—	296,999	296,999
Balance as of March 31, 2023	41,538	439	2,360	(266,953)	3,487,648	1,537,606	4,758,740
Equity-based compensation and vestings	64	2	—	—	15,325	—	15,327
Tax withholdings on settlement of equity-based awards	(22)	—	—	—	(3,331)	—	(3,331)
Dividends	—	—	—	—	—	(137,507)	(137,507)
Share repurchases	(209)	—	209	(30,815)	—	—	(30,815)
Warrants exercised	19	—	—	—	1,085	—	1,085
Net income	—	—	—	—	—	216,071	216,071
Balance as of June 30, 2023	41,390	441	2,569	(297,768)	3,500,727	1,616,170	4,819,570
Equity-based compensation and vestings	12	—	—	—	10,081	—	10,081
Tax withholdings on settlement of equity-based awards	(1)	—	—	—	(192)	—	(192)
Dividends	—	—	—	—	—	(58,374)	(58,374)
Share repurchases	(703)	—	703	(112,504)	—	—	(112,504)
Warrants exercised	675	7	—	—	73,350	—	73,357
Net income	—	—	—	—	—	209,076	209,076
Balance as of September 30, 2023	41,373	$448	3,272	$(410,272)	$3,583,966	$1,766,872	$4,941,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Attributable to Chord
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation	94	—	—	—	4,800	—	48	4,848
Tax withholdings on settlement of equity-based awards	(31)	—	31	(4,132)	—	—	—	(4,132)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends	—	—	—	—	—	(73,074)	—	(73,074)
Warrants exercised	233	3	—	—	15,689	—	—	15,692
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Net income	—	—	—	—	—	466,003	2,311	468,314
Balance as of March 31, 2022	19,572	203	902	(104,132)	883,273	662,619	—	1,441,963
Equity-based compensation	11	—	—	—	4,815	—	—	4,815
Tax withholdings on settlement of equity-based awards	(4)	—	4	(657)	—	—	—	(657)
Dividends	—	—	—	—	—	(71,961)	—	(71,961)
Special dividend	—	—	—	—	—	(307,408)	—	(307,408)
Transfer of equity plan shares from treasury	—	—	(35)	4,789	(4,789)	—	—	—
Warrants exercised	84	3	—	—	502	—	—	505
Net income	—	—	—	—	—	130,839	—	130,839
Balance as of June 30, 2022	19,663	206	871	(100,000)	883,801	414,089	—	1,198,096
Shares issued in Merger	22,672	227	—	—	2,477,809	—	—	2,478,036
Replacement equity awards issued in Merger	—	—	—	—	27,402	—	—	27,402
Replacement warrants issued in Merger	—	—	—	—	79,774	—	—	79,774
Equity-based compensation	626	4	—	—	30,684	—	—	30,688
Tax withholdings on settlement of equity-based awards	(286)	—	—	—	(31,979)	—	—	(31,979)
Dividends	—	—	—	—	—	(70,242)	—	(70,242)
Share repurchases	(1,175)	—	1,175	(124,845)	—	—	—	(124,845)
Warrants exercised	55	1	—	—	2,131	—	—	2,132
Net income	—	—	—	—	—	881,751	—	881,751
Balance as of September 30, 2022	41,555	$438	2,046	$(224,845)	$3,469,622	$1,225,598	$—	$4,470,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$722,146	$1,480,904
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	431,131	227,856
Gain on sale of assets	(3,739)	(521,495)
Impairment	28,964	1,073
Deferred income taxes	176,678	66,668
Net (gain) loss on derivative instruments	(11,247)	128,766
Net gain from investment in unconsolidated affiliate	(21,421)	(38,977)
Equity-based compensation expenses	37,260	40,351
Deferred financing costs amortization and other	1,072	1,241
Working capital and other changes:
Change in accounts receivable, net	(258,175)	(13,007)
Change in inventory	(4,945)	2,199
Change in prepaid expenses	430	7,708
Change in accounts payable, interest payable and accrued liabilities	135,880	57,581
Change in other assets and liabilities, net	42,483	4,766
Net cash provided by operating activities	1,276,517	1,445,634
Cash flows from investing activities:
Capital expenditures	(642,584)	(303,140)
Acquisitions, net of cash acquired	(361,609)	(148,363)
Proceeds from divestitures, net of cash divested	46,002	155,728
Costs related to divestitures	—	(11,368)
Derivative settlements	(203,238)	(487,394)
Proceeds from sale of investment in unconsolidated affiliate	40,612	428,231
Distributions from investment in unconsolidated affiliate	8,499	40,607
Net cash used in investing activities	(1,112,318)	(325,699)
Cash flows from financing activities:
Proceeds from revolving credit facilities	135,000	1,035,000
Principal payments on revolving credit facilities	(135,000)	(1,020,000)
Cash paid to settle Whiting debt	—	(2,154)
Deferred financing costs	—	(3,938)
Repurchases of common stock	(157,122)	(124,845)
Tax withholding on vesting of equity-based awards	(13,823)	(36,768)
Dividends paid	(394,652)	(500,106)
Payments on finance lease liabilities	(1,398)	(570)
Proceeds from warrants exercised	74,611	17,520
Net cash used in financing activities	(492,384)	(635,861)
Increase (decrease) in cash and cash equivalents	(328,185)	484,074
Cash and cash equivalents:
Beginning of period	593,151	174,783
End of period	$264,966	$658,857

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Supplemental non-cash transactions:
Change in accrued capital expenditures	$77,091	$41,348
Change in asset retirement obligations	1,057	412
Non-cash consideration exchanged in Merger	—	2,585,211
Investment in unconsolidated affiliate	—	568,312
Dividends payable	36,044	27,256
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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2022 Annual Report.

3. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Crude oil revenues	$775,969	$824,265	$2,074,746	$1,629,033
Purchased crude oil sales	269,619	82,902	584,109	415,838
NGL and natural gas revenues	64,656	231,881	227,505	459,182
Purchased NGL and natural gas sales	13,124	49,795	45,596	126,815
Other services revenues	—	—	—	324
Total revenues	$1,123,368	$1,188,843	$2,931,956	$2,631,192

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and nine months ended September 30, 2023 and 2022, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
4. Inventory
The following table sets forth the Company’s inventory:

	September 30, 2023	December 31, 2022

	(In thousands)
Inventory
Equipment and materials	$27,415	$21,097
Crude oil inventory	37,437	33,314
Total inventory	64,852	54,411
Long-term inventory
Linefill in third-party pipelines	22,426	22,009
Total long-term inventory	22,426	22,009
Total	$87,278	$76,420

5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	September 30, 2023	December 31, 2022

	(In thousands)
Accounts receivable, net
Trade and other accounts	$850,062	$661,121
Joint interest accounts	191,654	127,772
Total accounts receivable	1,041,716	788,893
Less: allowance for credit losses	(10,174)	(7,155)
Total accounts receivable, net	$1,031,542	$781,738

Accrued liabilities
Accrued oil and gas marketing	$215,132	$127,240
Accrued capital costs	153,838	76,747
Accrued lease operating expenses	124,594	73,714
Accrued general and administrative expenses	33,170	42,259
Current portion of asset retirement obligations	2,285	19,376
Accrued dividends	19,294	5,873
Other accrued liabilities	23,005	17,245
Total accrued liabilities	$571,318	$362,454
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at September 30, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$75	$2,241	$2,316
Contingent consideration (see Note 7)	—	68,070	—	68,070
Investment in unconsolidated affiliate (see Note 12)	102,571	—	—	102,571
Total assets	$102,571	$68,145	$2,241	$172,957
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$121,635	$88	$121,723
Total liabilities	$—	$121,635	$88	$121,723

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$780	$—	$780
Contingent consideration (see Note 7)	—	60,920	—	60,920
Investment in unconsolidated affiliate (see Note 12)	130,575	—	—	130,575
Total assets	$130,575	$61,700	$—	$192,275
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$329,676	$14,694	$344,370
Total liabilities	$—	$329,676	$14,694	$344,370
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps, collars and basis swaps are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company recorded a credit risk adjustment to increase the fair value of its net derivative liability for these contracts by $0.1 million at September 30, 2023 and to reduce the fair value of its net derivative liability for these contracts by $3.5 million at December 31, 2022. See Note 7—Derivative Instruments for additional information.
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
Contingent consideration. In June 2021, the Company completed the divestiture of oil and gas properties in the Texas region of the Permian Basin. In connection with the divestiture, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil price index (“NYMEX WTI”) exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If NYMEX WTI for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Permian Basin Sale Contingent Consideration is determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs used are NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. As of the date of this report, the Company expects to receive approximately $25.0 million in the first quarter of 2024 related to the 2023 contingent payment. See Note 7—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. In connection with the OMP Merger (defined in Note 10—Divestitures and Assets Held for Sale), the Company owns common units in Crestwood Equity Partners LP (“Crestwood”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Crestwood was determined using Level 1 inputs based upon the quoted market price of Crestwood’s publicly traded common units at September 30, 2023 and December 31, 2022. See Note 12—Investment in Unconsolidated Affiliate for additional information.

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
The Company utilizes fixed-price swaps and two-way and three-way collars to manage risks related to changes in commodity prices. The Company’s fixed-price swaps are designed to establish a fixed price for the volumes under contract. Two-way collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the volumes under contract. Three-way collars are designed to establish a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) for the volumes under contract. The Company may, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.
At September 30, 2023, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2023	Two-way collars	2,162,000	Bbls			$56.06	$76.65
Crude oil	2023	Fixed-price swaps	1,288,000	Bbls	$50.00
Crude oil	2024	Two-way collars	3,928,000	Bbls			$64.18	$85.40
Crude oil	2024	Three-way collars	736,000	Bbls		$55.00	$71.25	$92.14
Crude oil	2025	Two-way collars	1,181,000	Bbls			$60.00	$79.05
Crude oil	2025	Three-way collars	181,000	Bbls		$55.00	$70.00	$91.55
Natural gas	2025	Fixed-price swaps	651,600	MMBtu	$3.93

Transportation derivative contracts. The Company is a party to two contracts that provide for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts require the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of September 30, 2023, the estimated fair value of these contracts was a $2.2 million asset, which was classified as a current derivative asset on the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of these contracts was a $14.7 million liability, of which $11.9 million was classified as a current derivative liability and $2.8 million was classified as a non-current derivative liability on the Company’s Condensed Consolidated Balance Sheet. The Company records the changes in fair value of these contracts to gathering, processing and transportation (“GPT”) expenses on the Company’s Condensed Consolidated Statement of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 6—Fair Value Measurements for additional information.
Contingent consideration. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of September 30, 2023, the estimated fair value of the Permian Basin Sale Contingent Consideration was $68.1 million, of which $24.5 million was classified as a current derivative asset and $43.6 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of the Permian Basin Sale Contingent Consideration was $60.9 million, of which $23.0 million was classified as a current derivative asset and $38.0 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 6—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statements of Operations Location	2023	2022	2023	2022

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$(91,483)	$344,379	$4,097	$(136,066)
Commodity derivatives (buy/sell transportation contracts)(1)	Gathering, processing and transportation expenses	(1,432)	6,939	16,847	6,939
Contingent consideration	Net gain (loss) on derivative instruments	6,278	(6,970)	7,150	7,300
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded in GPT expenses as a loss for the three months ended September 30, 2023 and as a gain for the nine months ended September 30, 2023.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$9,502	$(9,463)	$39
Contingent consideration	Derivative instruments — current assets	24,496	—	24,496
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current assets	2,241	—	2,241
Commodity derivatives	Derivative instruments — non-current assets	11,410	(11,374)	36
Contingent consideration	Derivative instruments — non-current assets	43,574	—	43,574
Total derivatives assets		$91,223	$(20,837)	$70,386

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$123,973	$(9,463)	$114,510
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	88	—	88
Commodity derivatives	Derivative instruments — non-current liabilities	18,499	(11,374)	7,125
Total derivatives liabilities		$142,560	$(20,837)	$121,723

		December 31, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$10,194	$(9,414)	$780
Contingent consideration	Derivative instruments — current assets	22,955	—	22,955
Contingent consideration	Derivative instruments — non-current assets	37,965	—	37,965
Total derivatives assets		$71,114	$(9,414)	$61,700

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$339,090	$(9,414)	$329,676
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	11,865	—	11,865
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — non-current liabilities	2,829	—	2,829
Total derivatives liabilities		$353,784	$(9,414)	$344,370

8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2023	December 31, 2022

	(In thousands)
Proved oil and gas properties	$5,890,781	$5,089,185
Less: Accumulated depletion	(871,997)	(461,175)
Proved oil and gas properties, net	5,018,784	4,628,010
Unproved oil and gas properties	206,966	30,936
Other property and equipment	48,605	72,973
Less: Accumulated depreciation	(18,326)	(20,576)
Other property and equipment, net	30,279	52,397
Total property, plant and equipment, net	$5,256,029	$4,711,343
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
On June 30, 2023, the Company completed the 2023 Williston Basin Acquisition for total cash consideration of $361.6 million, including a deposit of $37.5 million paid to XTO upon execution of the purchase and sale agreement and $324.1 million paid to XTO at closing (including customary purchase price adjustments). The Company funded the 2023 Williston Basin Acquisition with cash on hand. The 2023 Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with ASC 805. The post-acquisition operating results and pro forma revenue and earnings for the 2023 Williston Basin Acquisition were not material to the Company’s condensed consolidated financial statements and have therefore not been presented.
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
Purchase price allocation. Under the acquisition method of accounting, the assets and liabilities of Whiting were recorded at their respective fair values as of the acquisition date on July 1, 2022. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after July 1, 2022. There were no measurement period adjustments recorded to the purchase price allocation during the nine months ended September 30, 2023.
Unaudited pro forma financial information. The results of Whiting’s operations have been included in the Company’s consolidated financial statements since July 1, 2022. The following supplemental unaudited pro forma financial information for the nine months ended September 30, 2022 has been prepared as if the Merger had occurred on January 1, 2022. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Merger, including transaction costs incurred by the Company and Whiting. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Merger occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations did not include any future cost savings or other synergies that may result from the Merger or any estimated costs that have not yet been incurred by the Company to integrate the Whiting assets.

Nine Months Ended September 30, 2022

(In thousands)
Revenues	$3,739,261
Net income attributable to Chord	1,701,478

Net income attributable to Chord per share:
Basic	$40.53
Diluted	38.92
10. Divestitures and Assets Held for Sale
2023 Divestitures and Assets Held for Sale
Non-core properties. During the second and third quarters of 2023, the Company entered into separate agreements with multiple buyers to sell a majority of its non-core properties located outside of the Williston Basin for total estimated net cash proceeds (including purchase price adjustments) of $38.7 million (the “Non-core Asset Sales”). As of September 30, 2023, the Company completed certain of these divestitures and received total net cash proceeds (including purchase price adjustments) of $33.1 million, subject to customary post-closing adjustments. During the three and nine months ended September 30, 2023, the Company recorded a pre-tax net loss on sale of $0.8 million and $1.7 million, respectively, for the divestiture of these non-core properties.
Assets held for sale. The remainder of the Non-core Asset Sales are expected to close in the fourth quarter of 2023 for estimated net cash proceeds (including purchase price adjustments) of $5.6 million. As of September 30, 2023, the Company classified the assets and liabilities associated with these properties as held for sale on its Condensed Consolidated Balance Sheet.
The following table presents balance sheet data related to the assets held for sale:

September 30, 2023

(In thousands)
Assets:
Oil and gas properties	$16,634
Less: accumulated depreciation, depletion and amortization	(6,244)
Total property, plant and equipment, net	10,390
Inventory	336
Total current assets held for sale	$10,726
Liabilities:
Assets retirement obligations	$13,036
Revenues and production taxes payable	296
Total current liabilities held for sale	$13,332
Net liabilities	$(2,606)
During the three months ended June 30, 2023, the Company recorded an impairment loss of $5.6 million to adjust the carrying value of the assets held for sale to their estimated fair value less costs to sell. The impairment loss was recorded within exploration and impairment expenses on the Condensed Consolidated Statements of Operations. The Company did not record an impairment loss for the three months ended September 30, 2023.
On October 13, 2023, the Company completed the sale of certain of its non-core properties that were classified as assets held for sale as of September 30, 2023, for total net cash proceeds (including purchase price adjustments) of $4.1 million.
Other divestitures. In addition, during the nine months ended September 30, 2023, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $19.8 million.
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
The Company recorded a pre-tax gain on sale of assets of $518.9 million, which included (i) the cash consideration of $160.0 million, (ii) the fair value of the Company’s retained investment in Crestwood of $568.3 million; less (iii) the book value of the Company’s investment in OMP of $198.0 million and (iv) transaction costs of $11.4 million. The gain on sale of assets was reported within income from discontinued operations attributable to Chord, net of income tax on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.
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

11. Discontinued Operations
The OMP Merger qualified for reporting as discontinued operations on February 1, 2022, in accordance with ASC 205-20. There were no discontinued operations for the three and nine months ended September 30, 2023.
Condensed Consolidated Statement of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the period presented:

Nine Months Ended September 30, 2022

(In thousands)
Revenues
Purchased oil and gas sales(1)	$(13,364)
Midstream revenues	23,271
Total revenues	9,907
Operating expenses
Lease operating expenses(1)	(4,535)
Midstream expenses	13,224
Gathering, processing and transportation expenses(1)	(3,555)
Purchased oil and gas expenses(1)	(12,506)
General and administrative expenses(1)	3,314
Total operating expenses	(4,058)
Gain on sale of assets	518,900
Operating income	532,865
Other expense
Interest expense, net of capitalized interest	(3,685)
Other expense	(93)
Total other expense	(3,778)
Income from discontinued operations before income taxes	529,087
Income tax expense(2)	(101,080)
Income from discontinued operations, net of income tax	428,007
Net income attributable to non-controlling interests	2,311
Income from discontinued operations attributable to Chord, net of income tax	$425,696
__________________
(1)Includes discontinued intercompany eliminations.
(2)The Company applied the intraperiod tax allocation rules in accordance with FASB ASC 740-20, Intraperiod Tax Allocation (“ASC 740-20”) to determine the allocation of tax expense between continuing operations and discontinued operations. ASC 740-20 generally requires the allocation of tax expense to be based on a comparative calculation of tax expense with and without income from discontinued operations. Prior to the release of a portion of the Company’s valuation allowance in the third quarter of 2022, the Company recorded $41.2 million of income tax expense attributable to discontinued operations during the six months ended June 30, 2022. During the three months ended September 30, 2022, the Company released a portion of its valuation allowance and allocated the majority of the income tax benefit associated with the release of the valuation allowance to continuing operations. The total tax expense associated with the OMP Merger was partially offset by the release of the valuation allowance allocated to discontinued operations, resulting in an incremental tax expense of $59.9 million recorded in the three months ended September 30, 2022, since a smaller portion of the deferred tax liabilities reported in discontinued operations is being offset with deferred tax assets.

Condensed Consolidated Statement of Cash Flows
Depreciation, depletion and amortization (“DD&A”) attributable to discontinued operations in “Cash flows from operating activities” was immaterial for the nine months ended September 30, 2022. Capital expenditures attributable to discontinued operations included in “Cash flows used in investing activities” was $6.1 million for the nine months ended September 30, 2022. There were no significant non-cash activities from discontinued operations for the nine months ended September 30, 2022.

12. Investment in Unconsolidated Affiliate
As of September 30, 2023 and December 31, 2022, the fair value of the Company’s investment in Crestwood was $102.6 million and $130.6 million, respectively. As of September 30, 2023 and December 31, 2022, the Company owned less than 5% of Crestwood’s issued and outstanding common units.
During the three and nine months ended September 30, 2023, the Company recorded a net gain of $13.5 million and $21.4 million, respectively, on its investment in Crestwood, primarily comprised of an unrealized gain for the change in fair value of the investment of $9.7 million and $10.8 million, respectively, and a realized gain for cash distributions received from Crestwood of $2.5 million and $8.5 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain for the change in the fair value of its investment in Crestwood of $18.4 million and an unrealized loss of $44.6 million, respectively, and a realized gain for cash distributions received from Crestwood of $13.7 million and $40.6 million, respectively.
Related Party Transactions
For the nine months ended September 30, 2022, related party transactions with Crestwood totaled $11.3 million of revenues, $51.1 million of lease operating expenses and $40.7 million of GPT expenses. On September 12, 2022, the Company sold an aggregate of 16,000,000 common units of Crestwood in separate transactions and received net proceeds of $428.2 million. The sale reduced the Company’s ownership of Crestwood’s issued and outstanding common units below 5%. As such, Crestwood was no longer considered a related party as of September 30, 2022.
13. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2023	December 31, 2022

	(In thousands)
Senior secured revolving line of credit	$—	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(4,525)	(5,791)
Total long-term debt, net	$395,475	$394,209
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) with a $2.5 billion borrowing base and $1.0 billion of elected commitments that matures on July 1, 2027. At September 30, 2023, the Company had no borrowings outstanding and $6.4 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $993.6 million. At December 31, 2022, the Company had no borrowings outstanding and $6.4 million of outstanding letters of credit issued under the Credit Facility.
On October 31, 2023, the lenders under the Credit Facility and the Company completed the semi-annual borrowing base redetermination and entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”), dated as of October 31, 2023, among Oasis Petroleum North America LLC (the “Borrower”), the Company, Chord Energy LLC, the other guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and issuing bank (as amended, the “Credit Agreement”). The Fourth Amendment, among other things (i) reaffirmed the borrowing base of $2.5 billion and maintained the aggregate amount of elected commitments of $1.0 billion and (ii) permits the Borrower to incur term loans in addition to the revolving loans provided under the Credit Agreement, subject to terms to be agreed with the lenders making such term loans and to the terms of the Credit Agreement. The next scheduled redetermination is expected to occur in or around April 2024. The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Fourth Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

During the three and nine months ended September 30, 2023, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.09%. During the three and nine months ended September 30, 2022, the weighted average interest rate incurred on borrowings on the Credit Facility was 4.57%. The Company was in compliance with the financial covenants under the Credit Facility at September 30, 2023. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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
Senior unsecured notes. At September 30, 2023, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $393.0 million at September 30, 2023.
Whiting credit facility. Upon consummation of the Merger on July 1, 2022, the Whiting credit facility was terminated, and the Company paid the remaining outstanding accrued interest and other fees of approximately $2.2 million to fully satisfy all such outstanding obligations that were owed under the Whiting credit facility.
14. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2023:

(In thousands)

Balance at December 31, 2022	$165,405
Liabilities incurred during period	1,057
Liabilities incurred through acquisitions(1)	6,771
Liabilities settled during period	(3,894)
Liabilities settled through divestitures	(32,445)
Accretion expense during period	8,442
Liabilities held for sale(2)	(13,036)
Balance at September 30, 2023	$132,300
__________________
(1)    Includes liabilities that were acquired through the 2023 Williston Basin Acquisition. See Note 9—Acquisitions for additional information.
(2)    Includes liabilities related to properties held for sale as of September 30, 2023. See Note 10—Divestitures and Assets Held for Sale for additional information.

Accretion expense is included in DD&A on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2023, the current portion of the total ARO balance was $2.3 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
15. Income Taxes
The Company’s effective tax rate was 23.9% of pre-tax income from continuing operations for the three and nine months ended September 30, 2023 as compared to an effective tax rate of (0.1)% and (0.3)% of pre-tax income from continuing operations for the three and nine months ended September 30, 2022, respectively.
The effective tax rate from continuing operations for the three and nine months ended September 30, 2023 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes. The effective tax rate for the three and nine months ended September 30, 2022 was lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance during the three and nine months ended September 30, 2022, substantially all of which was released during the third and fourth quarters of 2022. This was partially offset by state income taxes.

16. Equity-Based Compensation
The Company has previously granted RSUs, PSUs and LSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company recognized $10.1 million and $37.3 million, respectively, in equity-based compensation expenses related to equity-classified awards. During the three and nine months ended September 30, 2022, the Company recognized $30.7 million and $40.3 million, respectively, in equity-based compensation expenses related to equity-classified awards. During the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $2.9 million, respectively, in equity-based compensation expenses related to liability-classified awards. During the three and nine months ended September 30, 2022, the Company recognized $2.1 million and $2.5 million, respectively, in equity-based compensation expenses related to liability-classified awards.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the nine months ended September 30, 2023, the Company granted 156,413 RSUs to employees and non-employee directors of the Company with a weighted average grant date value of $136.53 per share.
Performance share units. Performance share units (“PSUs”) are contingent shares that vest on a graded basis over a three-year and four-year period and are subject to a service condition. No PSUs were granted during the nine months ended September 30, 2023 or 2022.
Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares that cliff vest over a three-year and four-year period and are subject to a service condition. No LSUs were granted during the nine months ended September 30, 2023 or 2022.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis and are subject to a service condition. During the nine months ended September 30, 2023, the Company granted 9,743 phantom unit awards to employees with a weighted average grant date value of $133.15 per share.
17. Stockholders’ Equity
Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the nine months ended September 30, 2023 and 2022, respectively.

	Rate per Share
	Base	Variable	Special	Total	Total Dividends Declared

					(In thousands)
Q3 2023	$1.250	$0.110	$—	$1.360	$58,374
Q2 2023	1.250	1.970	—	3.220	137,507
Q1 2023	1.250	3.550	—	4.800	204,884
Total	$3.750	$5.630	$—	$9.380	$400,765

Q3 2022	$1.250	$—	$—	$1.250	$70,242
Q2 2022	0.585	2.940	15.000	18.525	379,369
Q1 2022	0.585	3.000	—	3.585	73,074
Total	$2.420	$5.940	$15.000	$23.360	$522,685
Total dividends declared in the table above includes $1.4 million and $10.2 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and nine months ended September 30, 2023, respectively, and $18.4 million and $36.7 million for the three and nine months ended September 30, 2022, respectively.
On November 1, 2023, the Company declared a base-plus-variable cash dividend of $2.50 per share of common stock. The dividend will be payable on November 28, 2023 to shareholders of record as of November 14, 2023.

Share Repurchase Program
During the nine months ended September 30, 2023, the Company repurchased 1,023,320 shares of common stock at a weighted average price of $154.52 per common share for a total cost of $158.1 million, excluding accrued excise tax of $0.2 million. As of September 30, 2023, there was $114.8 million of capacity remaining under the Company’s $300.0 million program. In October 2023, the Board of Directors authorized a new share repurchase program of $750.0 million of the Company’s common stock, which replaces the existing $300.0 million program.
During the nine months ended September 30, 2022, the Company repurchased 1,174,756 shares of common stock at a weighted average price of $106.25 per common share for a total cost of $124.8 million.
Warrants
The following table summarizes the Company’s outstanding warrants as of September 30, 2023:

	Warrants(1)	Exercise Price

Legacy Oasis	606,069	$75.57
Legacy Whiting - Series A	2,164,311	$116.37
Legacy Whiting - Series B	1,392,503	$133.70
Total	4,162,883
__________________
(1)Represents the number of warrants in terms of shares of Chord common stock.
During the three and nine months ended September 30, 2023, there were 707,227 and 816,630 warrants exercised, respectively.
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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(In thousands, except per share data)
Net income from continuing operations	$209,076	$941,609	$722,146	$1,052,897
Distributed and undistributed earnings allocated to participating securities	(801)	(113)	(2,281)	(47)
Net income from continuing operations attributable to common stockholders (basic)	208,275	941,496	719,865	1,052,850
Reallocation of distributed and undistributed earnings allocated to participating securities	28	4	44	2
Net income from continuing operations attributable to common stockholders (diluted)	$208,303	$941,500	$719,909	$1,052,852

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	41,563	41,318	41,670	26,806
Dilutive effect of share-based awards	955	1,147	930	1,160
Dilutive effect of warrants	1,144	642	927	472
Diluted weighted average common shares outstanding	43,662	43,107	43,527	28,438

Basic earnings per share from continuing operations	$5.01	$22.79	$17.28	$39.28
Diluted earnings per share from continuing operations	$4.77	$21.84	$16.54	$37.02

Anti-dilutive weighted average common shares:
Potential common shares	3,391	4,874	4,023	2,436

For the three and nine months ended September 30, 2023 and 2022, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
For the nine months ended September 30, 2022, basic and diluted earnings per share from discontinued operations were $15.88 and $14.97, respectively.

19. Commitments and Contingencies
As of September 30, 2023, the Company’s material off-balance sheet arrangements and transactions include $6.4 million in outstanding letters of credit under the Credit Facility and $26.9 million in net surety bond exposure issued as financial assurance on certain agreements.
As of September 30, 2023, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 23 — Commitments and Contingencies in the 2022 Annual Report except as set forth below.
In April 2023, the Company entered into a gas gathering, processing and sale agreement with a requirement to deliver a minimum quantity of unprocessed gas through January 2028 for a total aggregate commitment of approximately $55.6 million. As of September 30, 2023, the Company had a remaining commitment under this contract of $44.0 million. The Company believes its production and reserves are sufficient to fulfill this delivery commitment and therefore expects to avoid any payments for deficiencies under this contract.
In October 2023, the Company entered into a gas gathering, processing and sale agreement with a requirement to deliver a minimum quantity of unprocessed gas through January 2031 for a total aggregate commitment of approximately $29.3 million. The Company believes its production and reserves are sufficient to fulfill this delivery commitment and therefore expects to avoid any payments for deficiencies under this contract.
Whiting Chapter 11 bankruptcy claims. On April 1, 2020, Whiting and certain of its subsidiaries (the “Debtors”) commenced voluntary cases (the “Whiting Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code. On June 30, 2020, the Debtors filed their proposed Joint Chapter 11 Plan of Reorganization of Whiting and its Debtor affiliates (as amended, modified and supplemented, the “Whiting Plan”). On August 14, 2020, the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) confirmed the Whiting Plan and on September 1, 2020, the Debtors satisfied all conditions required for plan effectiveness and emerged from the Whiting Chapter 11 Cases.
The filing of the Whiting Chapter 11 Cases allowed Whiting to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves Whiting from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. To the extent that the Bankruptcy Court allows any unsecured claims against the Company, such claims may have been satisfied through an issuance of the Company’s common stock or other remedy or agreement under and pursuant to the Whiting Plan. In connection with the closing of the Merger on July 1, 2022, the Company assumed Whiting’s obligations with respect to the Whiting Plan and, accordingly, reserved 1,224,840 shares of common stock for potential future distribution to certain general unsecured claimants whose claim values are pending resolution in the Bankruptcy Court. As of October 19, 2023, all claims were resolved and the Company released the previously reserved shares of common stock.
20. Leases
In the first quarter of 2023, the Company began negotiations to sublease a portion of its Denver corporate office. As a result of an offer received and the overall market conditions, the Company recorded a right-of-use (“ROU”) asset impairment charge of $17.5 million during the nine months ended September 30, 2023, which was the amount by which the carrying value of the ROU asset exceeded the fair value. There were no impairment charges recorded during the three months ended September 30, 2023. The Company estimated the fair value of the ROU asset using an income approach based on the net present value of the expected sublease rental income during the sublease term. The ROU asset impairment charge is recorded within exploration and impairment on the Condensed Consolidated Statements of Operations.
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
•war between Russia and Ukraine and the potential for escalation of hostilities between Israel and Hamas and surrounding countries in the Middle East and their effect on commodity prices;
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
•counterparty credit risk;
•incurring environmental liabilities;
•developments in the global economy as well as any public health crisis similar to or caused by a recurrence of the novel coronavirus 2019 pandemic and resulting demand and supply for crude oil, NGLs and natural gas;
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
•the impact of disruptions in the financial markets, including bank failures, a rising interest rate environment and the potential for a government shutdown in the absence of Congressional approval of an appropriations bill following the expiration of the October 2023 stopgap spending bill;
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
In an effort to improve price realizations from the sale of our crude oil, NGLs and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGLs and natural gas to a broader array of potential purchasers. We enter into crude oil, NGL and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows. During the third quarter of 2023, our realized crude oil price was a $0.69 premium to New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil price index (“NYMEX WTI”).
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of September 30, 2023, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
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
Divestitures
During the second and third quarters of 2023, we entered into separate agreements with multiple buyers to sell a majority of our non-core properties located outside of the Williston Basin for total estimated cash proceeds (including purchase price adjustments) of $38.7 million. As of September 30, 2023, we completed certain of these divestitures and received total cash proceeds (including purchase price adjustments) of $33.1 million, subject to customary post-closing adjustments. The remainder of these non-core property divestitures are expected to close in the fourth quarter of 2023 for estimated net cash proceeds (including purchase price adjustments) of $5.6 million.

On October 13, 2023, we completed the sale of certain of our non-core properties that were classified as assets held for sale as of September 30, 2023, for total net cash proceeds (including purchase price adjustments) of $4.1 million.
In addition, during the nine months ended September 30, 2023, we completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $19.8 million.
Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the period ended September 30, 2023. Certain financial and operational information set forth herein does not include the activity of Whiting for periods prior to the closing of the Merger on July 1, 2022. The results reported for the three and nine months ended September 30, 2023 and the three months ended June 30, 2023 reflect the consolidated results of Chord, while the results reported for the nine months ended September 30, 2022 reflect the consolidated results of legacy Oasis for the period from January 1 to June 30, 2022 and the consolidated results of Chord from July 1 to September 30, 2022, unless otherwise noted.
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
Operational and Financial Highlights
•Production volumes averaged 176,003 barrels of oil equivalent per day (“Boepd”) (58% oil), including crude oil volumes of 101,356 barrels of oil per day (“Bopd”) in the third quarter of 2023.
•E&P and other capital expenditures (excluding capitalized interest) were $254.2 million in the third quarter of 2023.
•Lease operating expenses (“LOE”) were $10.94 per barrel of oil equivalent (“Boe”) in the third quarter of 2023.
•Net cash provided by operating activities was $399.5 million and net income was $209.1 million in the third quarter of 2023.
Shareholder Return Highlights
•Paid $1.36 per share base-plus-variable cash dividend on August 29, 2023.
•Repurchased $112.3 million of common stock in the third quarter of 2023 with $114.8 million remaining under our $300 million share repurchase program.
•In October 2023, the Board of Directors authorized a new $750.0 million share repurchase program.
•Declared a base-plus-variable cash dividend of $2.50 per share of common stock. The dividend will be payable on November 28, 2023 to shareholders of record as of November 14, 2023.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our revenues for the nine months ended September 30, 2023 increased when compared to the nine months ended September 30, 2022 due to the Merger, which significantly expanded our operations in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended September 30, 2023	Three Months Ended June 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenues (in thousands)
Crude oil revenues	$775,969	$647,868	$2,074,746	$1,629,033
NGL revenues(1)	41,039	28,535	131,818	106,151
Natural gas revenues(1)	23,617	19,023	95,687	353,031
Purchased oil and gas sales	282,743	216,645	629,705	542,653
Other services revenues	—	—	—	324
Total revenues	$1,123,368	$912,071	$2,931,956	$2,631,192
Production data
Crude oil (MBbls)	9,325	8,768	26,653	16,645
NGLs (MBbls)(1)	3,315	3,280	9,541	3,560
Natural gas (MMcf)(1)	21,317	19,958	61,198	46,555
Oil equivalents (MBoe)	16,192	15,375	46,394	27,964
Average daily production (Boepd)	176,003	168,952	169,940	102,432
Average daily crude oil production (Bopd)	101,356	96,352	97,630	60,971
Average sales prices
Crude oil (per Bbl)
Average sales price	$83.22	$73.89	$77.84	$97.87
Effect of derivative settlements(2)	(6.77)	(5.86)	(7.59)	(22.76)
Average realized price after the effect of derivative settlements(2)	$76.45	$68.03	$70.25	$75.11
NGLs (per Bbl)(1)
Average sales price	$12.38	$8.70	$13.82	$29.82
Effect of derivative settlements(2)	—	—	0.29	(0.11)
Average realized price after the effect of derivative settlements(2)	$12.38	$8.70	$14.11	$29.71
Natural gas (per Mcf)(1)
Average sales price	$1.11	$0.95	$1.56	$7.58
Effect of derivative settlements(2)	—	0.01	(0.11)	(1.12)
Average realized price after the effect of derivative settlements(2)	$1.11	$0.96	$1.45	$6.46
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
Three months ended September 30, 2023 as compared to three months ended June 30, 2023
Crude oil revenues. Our crude oil revenues increased $128.1 million to $776.0 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Our crude oil revenues increased $81.8 million due to higher crude oil realized prices and $46.3 million due to higher crude oil production volumes sold quarter over quarter due to more wells turned-in-line (“TIL”). Average crude oil sales prices, without derivative settlements, increased by $9.33 per barrel quarter over quarter to an average of $83.22 per barrel for the three months ended September 30, 2023.
NGL revenues. Our NGL revenues increased $12.5 million to $41.0 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Our NGL revenues increased $12.1 million due to higher NGL realized prices and $0.4 million due to higher volumes due to more TILs. Average NGL sales prices, without derivative settlements, increased by $3.68 per barrel quarter over quarter to an average of $12.38 per barrel for the three months ended September 30, 2023 due primarily to higher index prices at the Conway hub in Kansas.
Natural gas revenues. Our natural gas revenues increased $4.6 million to $23.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Our natural gas revenues increased $3.2 million due to higher realized natural gas prices and $1.4 million due to increased volumes driven by more TILs. Average natural gas sales prices, without derivative settlements, increased by $0.16 per one thousand cubic feet (“Mcf”) quarter over quarter to $1.11 per Mcf for the three months ended September 30, 2023 due primarily to higher index prices.
Purchased oil and gas sales. Purchased oil and gas sales increased $66.1 million to $282.7 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in volumes of crude oil purchased and subsequently sold and higher crude oil prices quarter over quarter.

Nine months ended September 30, 2023 as compared to nine months ended September 30, 2022
Crude oil revenues. Our crude oil revenues increased $445.7 million to $2,074.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily driven by a $683.2 million increase due to our expanded operations after the Merger. Excluding the impacts attributable to the Merger, our crude oil revenues decreased $237.5 million. This decrease is primarily driven by a decrease of $307.4 million due to lower crude oil realized prices, partially offset by an increase of $69.9 million due to higher crude oil production volumes sold period over period. Average crude oil sales prices, without derivative settlements, decreased by $20.03 per barrel period over period to an average of $77.84 per barrel for the nine months ended September 30, 2023.
NGL and natural gas revenues. Our NGL and natural gas revenues decreased $231.7 million to $227.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Excluding the impacts attributable to the Merger, our NGL and natural gas revenues decreased $298.7 million due to a decrease of $318.3 million driven by lower NGL and natural gas realized prices, partially offset by an increase of $19.6 million due to higher NGL and natural gas production volumes sold period over period. This decrease was partially offset by a $67.0 million increase due to our expanded operations after the Merger.
Average natural gas sales prices, without derivative settlements, were $1.56 per Mcf, and average NGL sales prices, without derivative settlements, were $13.82 per barrel for the nine months ended September 30, 2023. Average natural gas sales prices, without derivative settlements, were $7.58 per Mcf for the nine months ended September 30, 2022 and were reported on a two-stream basis that included the impact of NGL sales in the natural gas stream. The conversion to three-stream reporting did not impact our total reported revenues. The decrease in the average NGL and natural gas sales prices, without derivative settlements, period over period was primarily due to lower index prices, coupled with the impact of incurring a fixed-fee for the majority of our NGL and natural gas marketing contracts.
Purchased oil and gas sales. Purchased oil and gas sales increased $87.1 million to $629.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold and higher crude oil prices period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended September 30, 2023	Three Months Ended June 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$177,115	$158,554	$489,077	$287,318
Gathering, processing and transportation expenses	52,294	43,397	132,706	99,759
Purchased oil and gas expenses	281,615	216,226	627,433	546,310
Production taxes	72,485	58,488	191,490	159,473
Depreciation, depletion and amortization	160,293	137,046	431,131	227,856
General and administrative expenses	26,117	42,174	100,775	151,415
Exploration and impairment	1,611	6,782	33,257	1,698
Total operating expenses	771,530	662,667	2,005,869	1,473,829
Gain on sale of assets, net	899	1,613	3,739	2,595
Operating income	352,737	251,017	929,826	1,159,958
Other income (expense)
Net gain (loss) on derivative instruments	(85,205)	29,518	11,247	(128,766)
Net gain from investment in unconsolidated affiliate	13,512	10,126	21,421	38,977
Interest expense, net of capitalized interest	(7,923)	(7,228)	(22,286)	(22,810)
Other income	1,651	2,293	9,137	2,186
Total other income (expense), net	(77,965)	34,709	19,519	(110,413)
Income from continuing operations before income taxes	274,772	285,726	949,345	1,049,545
Income tax (expense) benefit	(65,696)	(69,655)	(227,199)	3,352
Net income from continuing operations	209,076	216,071	722,146	1,052,897
Income from discontinued operations attributable to Chord, net of income tax	—	—	—	425,696
Net income attributable to Chord	$209,076	$216,071	$722,146	$1,478,593
Costs and expenses (per Boe of production)
Lease operating expenses	$10.94	$10.31	$10.54	$10.27
Gathering, processing and transportation expenses	3.23	2.82	2.86	3.57
Production taxes	4.48	3.80	4.13	5.70

Three months ended September 30, 2023 as compared to three months ended June 30, 2023
Lease operating expenses. LOE increased $18.6 million to $177.1 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 primarily due to higher fixed and variable costs driven by an increase in well count and production volumes. LOE per Boe increased $0.63 per Boe to $10.94 per Boe for the three months ended September 30, 2023 primarily due to higher costs quarter over quarter.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses increased $8.9 million to $52.3 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. GPT increased primarily due to an $8.6 million higher loss attributable to the change in fair value of certain derivative transportation contracts quarter over quarter. GPT expenses per Boe increased $0.41 per Boe to $3.23 per Boe for the three months ended September 30, 2023 due to the increase described above.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $65.4 million to $281.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the volume of crude oil purchased quarter over quarter and higher crude oil prices quarter over quarter.
Production taxes. Production taxes increased $14.0 million to $72.5 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 primarily due to higher crude oil, NGL and natural gas sales quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 8.6% for the three months ended September 30, 2023 compared to 8.4% for the three months ended June 30, 2023.
Depreciation, depletion and amortization. DD&A expenses increased $23.2 million to $160.3 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in depletion expense of $23.9 million, primarily including an increase of $16.8 million due to a higher depletion rate quarter over quarter and an increase of $7.1 million due to higher production volumes quarter over quarter. The depletion rate increased $1.04 per Boe quarter over quarter to $9.66 per Boe for the three months ended September 30, 2023 primarily as a result of a decrease in reserves due to lower commodity prices, coupled with higher costs attributable to the oil and gas properties acquired in the 2023 Williston Basin Acquisition.
General and administrative expenses. General and administrative (“G&A”) expenses decreased $16.1 million to $26.1 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. This decrease was primarily due to lower merger-related costs quarter over quarter of $6.9 million driven by a decrease in severance costs and employee relocation costs. Additionally, stock-based compensation costs decreased by $5.2 million quarter over quarter due to the acceleration of the vesting period for certain equity-based compensation awards during the three months ended June 30, 2023.
Exploration and impairment. Exploration and impairment expenses decreased $5.2 million to $1.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. There were no impairment charges recorded during the three months ended September 30, 2023. During the three months ended June 30, 2023, we recorded impairment charges of $5.6 million to adjust the carrying value of non-core properties held for sale to their estimated fair value less costs to sell.
Derivative instruments. We recorded an $85.2 million net loss on derivative instruments for the three months ended September 30, 2023, which was comprised of a net loss of $91.5 million associated with our contracts to manage commodity price risk, offset by an unrealized gain of $6.3 million associated with a contract that includes contingent consideration. The net loss of $91.5 million included a realized loss on settled contracts of $63.1 million, coupled with an unrealized loss of $28.4 million. During the three months ended June 30, 2023, we recorded a $29.5 million net gain on derivative instruments, which primarily included an unrealized gain of $80.8 million, partially offset by a loss on settled contracts of $51.2 million.
Investment in unconsolidated affiliate. We recorded a $13.5 million gain related to our investment in Crestwood for the three months ended September 30, 2023, primarily due to an unrealized gain of $9.7 million as a result of an increase in the fair value of the investment during the three months ended September 30, 2023, coupled with a gain of $2.5 million for a cash distribution received from Crestwood during the three months ended September 30, 2023. During the three months ended June 30, 2023, we recorded a $10.1 million gain on our investment in Crestwood primarily due to an unrealized gain of $6.8 million as a result of an increase in the fair value of the investment, coupled with a gain of $3.0 million for a cash distribution received from Crestwood during the three months ended June 30, 2023.
Income tax expense. Our effective tax rate for the three months ended September 30, 2023 was approximately consistent with the effective tax rate for the three months ended June 30, 2023. Our income tax expense was recorded at 23.9% and 24.4% of pre-tax income from continuing operations for the three months ended September 30, 2023 and for the three months ended June 30, 2023, respectively.

Nine months ended September 30, 2023 as compared to nine months ended September 30, 2022
Lease operating expenses. LOE increased $201.8 million to $489.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily due to a $169.2 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, LOE increased $32.6 million primarily due to higher workover and fixed costs driven by an increase in well count and production volumes. LOE per Boe increased $0.27 per Boe period over period to $10.54 per Boe for the nine months ended September 30, 2023 primarily due to higher costs.
Gathering, processing and transportation expenses. GPT expenses increased $32.9 million to $132.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a $12.5 million increase from our expanded operations after the Merger. Excluding the effects of the Merger, GPT expenses increased primarily due to $9.6 million driven by higher production period over period and $8.4 million due to the change in fair value of certain derivative transportation contracts. GPT expenses per Boe decreased $0.71 per Boe period over period to $2.86 per Boe for the nine months ended September 30, 2023 primarily due to higher production volumes due to our expanded operations after the Merger.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $81.1 million to $627.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to an increase in the volume of crude oil purchased, partially offset by lower crude oil and natural gas prices.
Production taxes. Production taxes increased $32.0 million to $191.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to $60.8 million from our expanded operations after the Merger. Excluding the effects of the Merger, production taxes decreased $28.8 million primarily due to a decrease in crude oil revenues period over period. The production tax rate as a percentage of crude oil, NGL and natural gas sales increased to 8.3% for the nine months ended September 30, 2023 as compared to 7.6% for the nine months ended September 30, 2022. This rate increase period over period was primarily due to an increase in natural gas production volumes, coupled with lower average natural gas sales prices.
Depreciation, depletion and amortization. DD&A expenses increased $203.3 million to $431.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily due to a $143.2 million increase in DD&A expenses attributable to our expanded operations after the Merger. Excluding the effects of the Merger, DD&A expenses increased $60.1 million primarily driven by an increase in depletion expenses, comprised of an increase of $41.5 million due to a higher depletion rate period over period and $19.2 million due to higher production volumes.
General and administrative expenses. G&A expenses decreased $50.6 million to $100.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease is primarily attributable to a decrease in merger-related costs, partially offset by an increase in compensation and other costs associated with a larger organization after the Merger.
Exploration and impairment. Exploration and impairment expenses increased $31.6 million to $33.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily due to impairment expenses of $29.0 million recorded during the nine months ended September 30, 2023, which primarily included $17.5 million associated with the write-down of the right-of-use asset for our Denver office lease, $5.8 million associated with a lower of cost or market write down of oil-in-tank inventory and $5.6 million to adjust the carrying value of certain non-core properties held for sale to their estimated fair value less costs to sell.
Derivative instruments. During the nine months ended September 30, 2023, we recorded an $11.2 million net gain on derivative instruments, which was primarily comprised of a net gain of $7.2 million associated with a contract that includes contingent consideration and a net gain of $4.1 million associated with commodity derivatives contracts. The net gain of $4.1 million included an unrealized gain of $210.3 million on our commodity derivative contracts, offset by a realized commodity derivatives contracts loss of $206.2 million. During the nine months ended September 30, 2022, we recorded a $128.8 million net loss on derivative instruments, which was primarily comprised of a realized commodity derivative contract loss of $431.3 million, partially offset by an unrealized gain of $295.3 million on commodity derivatives contracts and a $7.3 million gain associated with a contract that includes contingent consideration.
Investment in unconsolidated affiliate. We recorded a $21.4 million gain related to our investment in Crestwood for the nine months ended September 30, 2023, which primarily included an unrealized gain of $10.8 million as a result of an increase in the fair value of the investment during the nine months ended September 30, 2023 and a gain of $8.5 million for cash distributions received from Crestwood during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recorded a net gain of $39.0 million related to our investment in Crestwood, including a gain of $43.0 million attributable to our sale of 16,000,000 common units during the third quarter of 2022 and a realized gain of $40.6 million due to cash distributions received from Crestwood during the period, offset by an unrealized loss of $44.6 million due to a decrease in the fair value of the investment.

Income tax (expense) benefit. Our income tax expense was recorded at 23.9% of pre-tax income from continuing operations for the nine months ended September 30, 2023. Our income tax benefit was recorded at (0.3)% of pre-tax loss from continuing operations for the nine months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 was higher than the effective tax rate for the nine months ended September 30, 2022 primarily due to the impact of releasing substantially all of the remaining valuation allowance on our net deferred tax assets in the third and fourth quarters of 2022, coupled with the impacts of equity-based compensation windfalls.
Income from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax of $425.7 million for the nine months ended September 30, 2022 represents income from OMP for the period prior to the completion of the OMP Merger. This was primarily comprised of a gain on sale of $518.9 million and midstream revenues of $23.3 million, offset by income tax expense of $101.1 million, midstream expenses of $13.2 million and interest expense of $3.7 million.
Liquidity and Capital Resources
As of September 30, 2023, we had $1.3 billion of liquidity available, including $265.0 million in cash and cash equivalents and $993.6 million of aggregate unused borrowing capacity available under our senior secured revolving credit facility (the “Credit Facility”). Our primary sources of liquidity are from cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility. Our primary liquidity requirements are for capital expenditures for the development of oil and gas properties, dividend payments, share repurchases and working capital requirements. In addition, we completed the 2023 Williston Basin Acquisition on June 30, 2023 for total cash consideration of $361.6 million with cash on hand.
Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. In this regard, the effect of the U.S. bank failures in March 2023 resulted in disruptions to the banking and financial markets. In addition, the Federal Reserve’s recent increases in interest rates and the potential for such rates to increase further or to remain elevated for an extended period of time have created additional economic uncertainty. Although we do not currently have a business relationship with these failed banking institutions and are unable to predict future interest rates, these disruptions to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
In connection with the Merger, we incurred certain costs for advisory, legal, severance and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2023, we incurred Merger-related costs of $9.7 million, primarily related to employee relocation costs and post-employment benefit costs.
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, obligations associated with outstanding commodity derivative contracts that settle in a loss position, obligations to pay dividends on vested equity awards that include dividend equivalent rights and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through a mix of base and variable dividend payouts, supplemented by opportunistic share repurchases.
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
Revolving credit facility. We have a Credit Facility with a borrowing base of $2.5 billion and elected commitments of $1.0 billion that is due July 1, 2027. As of September 30, 2023, we had no borrowings outstanding and $6.4 million of outstanding letters of credit, resulting in an unused borrowing capacity of $993.6 million. We were in compliance with the financial covenants under the Credit Facility as of September 30, 2023. See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information.
On October 31, 2023, the semi-annual redetermination was completed which reaffirmed the borrowing base of $2.5 billion and maintained the aggregate amount of elected commitments of $1.0 billion. The next scheduled redetermination is expected to occur in or around April 2024.

Senior unsecured notes. As of September 30, 2023, we have $400.0 million of 6.375% senior unsecured notes outstanding that mature on June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information.
Cash Flows
The Condensed Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations.
Our cash flows for the nine months ended September 30, 2023 and 2022 are presented below:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$1,276,517	$1,445,634
Net cash used in investing activities	(1,112,318)	(325,699)
Net cash used in financing activities	(492,384)	(635,861)
Increase (decrease) in cash and cash equivalents	$(328,185)	$484,074
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, operating costs and G&A expenses. Net cash provided by operating activities was $1,276.5 million for the nine months ended September 30, 2023. The decrease in net cash provided by operating activities of $169.1 million as compared to the nine months ended September 30, 2022 was primarily due to a decrease in our working capital. See “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in certain expenses between periods.
Working Capital. Our working capital is primarily impacted due to the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $84.3 million during the nine months ended September 30, 2023 and increased net cash flows from operating activities by $59.2 million during the nine months ended September 30, 2022. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
Our Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $993.6 million as of September 30, 2023, and excludes current hedge assets, which were $26.8 million as of September 30, 2023. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $114.6 million as of September 30, 2023.
Cash flows used in investing activities
Net cash used in investing activities was $1,112.3 million for the nine months ended September 30, 2023. The increase in net cash used in investing activities of $786.6 million as compared to the nine months ended September 30, 2022 was primarily due to the 2023 Williston Basin Acquisition that was completed on June 30, 2023 for total cash consideration of $361.6 million and an increase of $339.4 million of capital expenditures incurred to develop our oil and gas properties, primarily related to our expanded operations following the Merger. These increases were partially offset by a decrease of $284.2 million to settle outstanding commodity derivative contracts during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Cash flows used in financing activities
For the nine months ended September 30, 2023, net cash used in financing activities of $492.4 million was primarily attributable to dividends paid to shareholders of $394.7 million and payments to repurchase our common stock of $157.1 million, partially offset by proceeds of $74.6 million from the exercise of outstanding warrants. Net cash used in financing activities for the nine months ended September 30, 2022 of $635.9 million was primarily attributable to dividends paid to shareholders of $500.1 million, coupled with payments of $124.8 million to repurchase our common stock.

Capital Expenditures
Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	September 30, 2023

	(In thousands)
E&P	$201,772	$256,631	$254,039	$712,442
Other capital expenditures(1)	1,937	1,705	1,001	4,643
Total E&P and other capital expenditures(2)	203,709	258,336	255,040	717,085
Acquisitions	—	361,609	—	361,609
Total capital expenditures(3)	$203,709	$619,945	$255,040	$1,078,694

(1)Other capital expenditures includes items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $0.9 million and $3.6 million for the three and nine months ended September 30, 2023, respectively.
(2)Total E&P and other capital expenditures for the nine months ended September 30, 2023 includes $10.9 million related to divested non-operated assets that will be reimbursed.
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
Dividends
On November 1, 2023, we declared a base-plus-variable cash dividend of $2.50 per share of common stock. The dividend will be payable on November 28, 2023 to shareholders of record as of November 14, 2023. See “Item 1. Financial Statements (Unaudited)—Note 17—Stockholders’ Equity” for additional information.
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
Share Repurchase Program
During the nine months ended September 30, 2023, we repurchased 1,023,320 shares of common stock at a weighted average price of $154.52 per common share for a total cost of $158.1 million under our share repurchase program, excluding accrued excise tax of $0.2 million. In October 2023, our Board of Directors authorized a new share repurchase program of $750.0 million, which replaces the existing $300.0 million program. As of September 30, 2023, we had $114.8 million of capacity remaining under the previous $300.0 million program.
We repurchased 1,174,756 shares of common stock during the nine months ended September 30, 2022.
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
The fair value of our unrealized crude oil derivative positions at September 30, 2023 was a net liability position of $94.8 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $56.2 million, while a 10% decrease in crude oil prices would decrease the fair value of this unrealized derivative liability position by approximately $50.4 million. The fair value of our unrealized natural gas derivative positions at September 30, 2023 was immaterial. A 10% increase in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $0.2 million, while a 10% decrease in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $0.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the 2021 Permian Basin divestiture, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter our right to receive any remaining earn-out payments is terminated. As of September 30, 2023, the fair value of this contingent consideration was $68.1 million. We expect to receive approximately $25.0 million in the first quarter of 2024 related to the 2023 contingent payment. See “Item 1. Financial Statements (Unaudited)—Note 7—Derivative Instruments” for additional information.
Interest rate risk. At September 30, 2023, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum. At September 30, 2023, we had no borrowings and $6.4 million of outstanding letters of credit issued under our Credit Facility. Borrowings under the revolving Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information on the interest incurred on our Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under our Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2023, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in internal control over financial reporting
On July 1, 2022, we completed the Merger. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Whiting. Other than incorporating Whiting’s controls, there were no changes in internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Adverse developments affecting the financial markets, such as the bank failures, the Federal Reserve’s recent decision to increase interest rates and the potential for further increases or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown following the expiration of the October 2023 stopgap spending bill, could adversely affect our current and projected business operations, financial condition, results of operations and liquidity.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 8, 2023, Silvergate Capital Corporation announced its intent to wind down and liquidate Silvergate Bank, and on March 12, 2023, Signature Bank was swept into receivership. Although we do not have any funds deposited with these banks, we regularly maintain domestic cash deposits in FDIC insured banks, which exceed the FDIC insurance limits. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial markets impacting the financial institutions with which we conduct business, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits, impair the ability of the banks participating in our current or future credit agreements from honoring their commitments to us or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Disruptions to the broader economy and financial markets, including the Federal Reserve’s recent decision to increase interest rates and the potential for further increases or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown following the expiration of the October 2023 stopgap spending bill, may also reduce our ability to access capital or result in such capital being available on less favorable terms. Higher interest rates or costs and tighter financial and operating covenants, may make it more difficult to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity, financial condition, results of operations and cash flows.
Global geopolitical tensions may create heightened volatility in oil, gas and NGL prices and could adversely affect our business, financial condition and results of operations.
On February 24, 2022, Russian military forces commenced a military operation in Ukraine and the sustained conflict and disruption in the region that has occurred since this date is expected to continue. Additionally, on October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East. Although the length, impact and outcome of the military conflicts between Ukraine and Russia and between Israel and Hamas are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequence of these regional conflicts. These conflicts and their broader impacts could have a lasting impact on the short- and long-term operations and financial condition of our business and the global economy.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There are no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2023:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
July 1 – July 31, 2023	67,920	$153.10	66,972	$216,829,815
August 1 – August 31, 2023	174,547	158.13	174,342	189,260,490
September 1 – September 30, 2023	462,580	161.04	462,548	114,771,393
Total	705,047	$159.55	703,862
___________________
(1)During the third quarter of 2023, the Company withheld 1,185 shares of common stock to satisfy tax withholding obligations upon vesting of equity-based awards.
(2)During the third quarter of 2023, the Company repurchased 703,862 shares of common stock at a weighted average price of $159.57 per common share for a total cost of $112.3 million, excluding accrued excise tax of $0.2 million, under its publicly announced share repurchase program.
(3)Our Board of Directors had previously authorized a share repurchase program of up to $300 million of the Company’s common stock. In October 2023, the Board of Directors authorized a new share repurchase program covering up to $750 million, which replaces the existing $300 million program.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows: On September 14, 2023, Michael H. Lou, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of our common stock and a gift transfer of up to 5,000 shares of our common stock (the “Lou Trading Arrangement”). The Lou Trading Arrangement will expire on March 1, 2024, or may be terminated at an earlier date if and when all transactions thereunder are completed or otherwise in accordance with the terms of the provisions thereof.
On October 31, 2023, Chord entered into its Fourth Amendment to Amended and Restated Credit Agreement with its bank syndicate, which reaffirmed the borrowing base of $2.5 billion and maintained the aggregate amount of elected commitments of $1.0 billion. See “Item 1. Financial Statements (Unaudited)—Note 13—Long-Term Debt” for additional information.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1(a)	Fourth Amendment to Amended and Restated Credit Agreement, dated October 31, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	November 2, 2023	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael H. Lou
Michael H. Lou
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)