Form 10-K
period 2023-12-31
Chord Energy Corp
filed 2024-02-26
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,340,929,766
Number of shares of registrant’s common stock outstanding as of February 16, 2024: 41,438,134
_______________________________________
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this report for the year ended December 31, 2023.

i

CHORD ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
“FDIC.” Federal Deposit Insurance Corporation.
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
“Proved undeveloped reserves” or “PUD reserves.” Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “aim,” “mission,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plans” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under “Part 1, Item 1A. Risk Factors” could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Without limiting the generality of the foregoing, certain statements incorporated by reference or included in this Annual Report on Form 10-K constitute forward-looking statements.
Forward-looking statements may include statements about:
•crude oil, NGLs and natural gas realized prices;
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil, NGLs and natural gas;
•the actions taken by OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
•war between Russia and Ukraine as well as war between Hamas and Israel, with the potential for escalation of hostilities across the surrounding countries in the Middle East, and their effect on commodity prices;
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
•the expected timing and closing of the Arrangement (as defined in the “Overview” section of Item 1 below);
•the possibility that required shareholder approvals related to the Arrangement may not be obtained;
•the risk that a condition to closing the Arrangement may not be satisfied;
•the risk that either party may terminate the Arrangement Agreement (as defined in the “Overview” section of Item 1 below) upon the occurrence of certain circumstances or that the closing of the Arrangement might be delayed or not occur at all;
•property acquisitions, including the Merger (as defined in the “Overview” section of Item 1 below) and Arrangement, and divestitures;

•integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness, including the Merger and Arrangement;
•any litigation relating to the Merger or Arrangement;
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
•potential effects arising from cybersecurity threats, terrorist attacks and any consequential or other hostilities;
•compliance with, and, changes in environmental, safety and other laws and regulations, including the Inflation Reduction Act of 2022 (the “IRA”);
•execution of our ESG initiatives;
•effectiveness of risk management activities;
•competition in the oil and gas industry;
•counterparty credit risk;
•incurring environmental liabilities;
•developments in the global economy as well as any public health crisis similar to or caused by a recurrence of the novel COVID-19 pandemic and resulting demand and supply for crude oil, NGLs and natural gas;
•governmental regulation and the taxation of the oil and gas industry;
•developments in crude oil-producing and natural gas-producing countries;
•technology;
•consumer demand and preferences for, and governmental policies encouraging, fossil fuel alternatives;
•the effects of accounting pronouncements issued periodically during the periods covered by forward-looking statements;
•uncertainty regarding future operating results;
•our ability to successfully forecast future operating results and manage activity levels with ongoing macroeconomic uncertainty;
•the impact of disruptions in the financial markets, including any bank failures, the interest rate environment and the potential for a government shutdown in the absence of Congressional approval of an appropriations bill in March 2024;
•plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical; and
•certain factors discussed elsewhere in this Annual Report on Form 10-K.
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, the proximity to and capacity of transportation facilities, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed under “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Risk Factors Summary
The following is a summary of some of the principal risks that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained in “Part I, Item 1A. Risk Factors.”
Risks related to the Arrangement
•The Arrangement is subject to a number of conditions which may delay the Arrangement and could result in additional expenditures of money and resources or reduce the anticipated benefits, or result in the termination of the Arrangement Agreement and us having to pay a termination fee.
•The Arrangement Agreement subjects us to restrictions on our business activities prior to the closing of the Arrangement.
•The synergies attributable to the Arrangement may vary from expectations.
•Our shareholders and Enerplus (as defined in the “Overview” section of Item 1 below) shareholders, in each case as of immediately prior to the Arrangement, will have reduced ownership in the combined company.
•The market price of our common stock may decline if large amounts of our common stock are sold following the Arrangement.
•Litigation relating to the Arrangement could result in an injunction preventing the completion of the Arrangement and/or substantial costs to Chord and Enerplus.
Risks related to the oil and gas industry and our business
•Global geopolitical tensions may create heightened volatility in oil, NGL and natural gas prices and could adversely affect our business, financial condition and results of operations.
•Adverse developments affecting the financial markets, such as the bank failures, the Federal Reserve’s decision to increase interest rates and the potential for further increases or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown due to failure to enact debt ceiling legislation, could adversely affect our current and projected business operations, financial condition, results of operations and liquidity.
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
•Substantially all of our producing properties and operations are located in the Williston Basin making us vulnerable to risks associated with operating in a concentrated geographic area.
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
•Our operations are subject to federal, state and local laws and regulations related to environmental and natural resources protection and occupational health and safety which may expose us to significant costs and liabilities and may result in increased costs and additional operating restrictions or delays.
•Failure to comply with federal, state and local laws and regulations could adversely affect our ability to produce, gather and transport our crude oil, NGLs and natural gas and may result in substantial penalties.
•We expect to consider from time to time further strategic opportunities that may involve acquisitions, dispositions, investments in joint ventures, partnerships and other strategic alternatives that may enhance stockholder value, any of which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.
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
•Seasonal weather conditions could adversely affect our ability to conduct drilling activities in some of the areas where we operate.
•We may be subject to risks in connection with acquisitions, including the Merger, because of integration difficulties, uncertainties in evaluating recoverable reserves, well performance and potential liabilities and uncertainties in forecasting crude oil, NGL and natural gas prices and future development, production and marketing costs.
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
•The cost of servicing, and the ability to generate enough cash flows to meet our current or future debt obligations could adversely affect our business. Those risks could increase if we incur more debt.
Risks related to our common stock
•Our ability to declare and pay dividends is subject to certain considerations and limitations.
•Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
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

PART I
Item 1. Business
Overview
Chord Energy Corporation (together with our consolidated subsidiaries, the “Company,” “Chord,” “we,” “us,” or “our”), a Delaware corporation, is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL’s and natural gas with quality and sustainable long-lived assets in the Williston Basin. Chord, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon the completion of the merger of equals with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022 (the “Merger”). Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a rewarding environment for our employees. We aim to enhance return of capital and generate strong free cash flow, while striving to be responsible stewards of the communities and environment where we operate.
As of December 31, 2023, we had 1,029,263 net leasehold acres in the Williston Basin, approximately all of which is held by production. We are currently exploiting significant resource potential from the Middle Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the locations, size and concentration of our acreage in the Williston Basin creates an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. Our management team has a proven record of accomplishment in identifying, acquiring and executing large, repeatable development drilling programs and has substantial experience in the Williston Basin.
As of December 31, 2023, we had 3,760 gross (2,876.0 net) operated producing wells. Our working interest for producing wells averaged 76% in the wells we operate and 51% in total. During the year ended December 31, 2023, we had average daily production of 173,425 net Boepd. As of December 31, 2023, Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, estimated our net proved reserves to be 636.2 MMBoe, of which 71% were classified as proved developed and 58% were crude oil. Effective July 1, 2022, we elected to report crude oil, NGLs and natural gas separately on a three-stream basis. Accordingly, our reported production volumes and reserve estimates as of and subsequent to July 1, 2022 are reported on a three-stream basis, while periods prior to July 1, 2022 were reported on a two-stream basis with NGLs combined with the natural gas stream. This change impacts comparability with prior periods.
Pending Acquisition
On February 21, 2024, we entered into an arrangement agreement (the “Arrangement Agreement”) with Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”), pursuant to which, among other things, we have agreed to acquire Enerplus in a stock-and-cash transaction (such transaction, the “Arrangement”), subject to satisfaction of certain closing conditions. The transaction will be effected by way of a plan of arrangement under the Business Corporations Act (Alberta) (the “Plan of Arrangement”).
Enerplus is an independent North American oil and gas exploration and production company. We believe that the combination of Chord and Enerplus will provide improving returns, capital efficiency, low-cost inventory and a peer-leading balance sheet, all of which support sustainable free cash flow generation and meaningful shareholder returns. Under the terms of the Arrangement Agreement, Enerplus shareholders will receive 0.10125 shares of Chord common stock and $1.84 in cash in exchange for each common share of Enerplus they own at closing. The transaction is expected to close by mid-year 2024.
Business Strategy
Our operational and financial strategy is focused on rigorous capital discipline and generating significant, sustainable free cash flow by executing on the following strategic priorities:
•Maximize returns. We intend to maximize returns through efficiently executing our development program and optimizing our capital allocation, while evaluating our performance and focusing on continuous improvement. As part of our efforts to maximize returns, we have established a rigorous capital allocation framework with the objective of balancing stockholder returns and reinvestment of capital. We are focused on conservative capital allocation, delivering low reinvestment rates and returning significant capital to stockholders. Since our inaugural dividend in February 2021, we have declared cash dividends to our stockholders of $47.79 per share of common stock.
Our scale and high-quality assets in the Williston Basin allow us to generate significant, sustainable cash flow to support maximizing returns. We expect that our business strategy will continue to provide sizable cash flow generation which will enable us to return capital to our stockholders and continue to pursue acquisitions that add to our inventory, while maintaining a strong balance sheet. We have a return of capital program designed to provide peer-leading, sustainable stockholder returns. The return of capital plan includes a base dividend of $1.25 per share per quarter ($5.00 per share annualized) and a $750 million share repurchase program.

As of December 31, 2023, we had $683.0 million remaining under this share repurchase program. We plan to return capital through a mix of base and variable dividend payouts, supplemented by opportunistic share repurchases.
We expect to return a certain percentage of adjusted free cash flow (“Adjusted FCF”) each quarter, with the targeted percentage based on free cash flow generated during the previous quarter and projected leverage under the following framework:

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
As of December 31, 2023, we had $1.3 billion of liquidity available, including $318.0 million of cash and cash equivalents and $991.1 million of unused borrowing capacity available under the Credit Facility (defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
•Commitment to excellence. We are focused on creating a durable organization that generates strong financial returns and sustainable free cash flow through commodity cycles. We believe we have an attractive inventory that is resilient to commodity price fluctuations, which supports the sustainable generation of free cash flow. Our management team is focused on the continuous improvement of our operations and overall cost structure and has significant experience in successfully operating cost-efficient development programs. The magnitude and concentration of our acreage within the Williston Basin allows us to capture economies of scale, including the ability to drill longer lateral lengths for developmental wells, the ability to drill multiple wells from a single drilling pad into multiple formations, the ability to utilize centralized production and crude oil, natural gas and water fluid handling facilities and infrastructure, and reduce the time and cost of rig mobilization.
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
We foster a culture of innovation and continuous improvement, constantly looking for ways to strengthen our organizational agility and adaptability. Management, with oversight from the Board of Directors, is focused on enterprise risk management (“ERM”), which seeks to establish guidelines and policies for appropriate risk assessment and risk management, including exposure to safety risk, financial risk, commodity price risk and cybersecurity risk. The Audit and Reserves Committee of our Board of Directors reviews our cybersecurity guidelines and policies and receives updates on cybersecurity matters at least semi-annually. In addition, we have established cybersecurity best practices aligned with the National Institute of Standards and Technology, require quarterly cybersecurity training of our employees and receive an annual audit and penetration assessment by a third party. Our ERM program allows us to have a better enterprise-view of risks, improve our risk response and preparedness and better incorporate risk mitigation around existing and emerging risks into our strategic plans.
•Responsible stewards. We are committed to our established ESG initiatives and seek to maintain a culture of continuous improvement in ESG practices. We strive to provide reliable, safe and affordable energy in a responsible manner against the backdrop of an evolving energy landscape. The key tenets of our ESG philosophy are to always put safety first, minimize our environmental impact, reduce our emissions intensity, promote an inclusive culture, align executive compensation with long-term value creation and stockholder interests, and support programs that benefit the communities in which we operate.
From a safety standpoint, our corporate, field and environmental, health and safety teams are enhancing best practices and training to minimize the likelihood and severity of safety incidents among employees and contractors. We owe it to our employees, our service providers and stakeholders to do all we can to create an environment where everyone on a Chord location is safe. We hold ourselves to always put safety first, to be diligent and never complacent. We expect the same of any service provider or partner that works with us.
We remain focused on reducing Scope 1 GHG emissions, and in particular methane emissions. We are establishing a carbon management program that includes a team focused on gas capture, flare management and replacement or retrofit of gas pneumatics. We continue to align our Scope 1 and Scope 2 disclosures towards various frameworks, including the Task Force on Climate-related Financial Disclosures (TCFD), the Sustainability Accounting Standards Board's (SASB) Extractives & Minerals Processing Sector: Oil & Gas - Exploration and Production Standard, the Global Reporting Initiative (GRI) Standard for Oil and Gas, and the American Exploration and Production Council (AXPC) ESG Metrics Framework. We also are proficient in capturing the natural gas that we produce, and, as of December 31, 2023, we were capturing substantially all of our natural gas production in North Dakota.
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
We have a short tenured and highly capable Board of Directors that is comprised of diverse and experienced energy industry professionals. Our Board of Directors is 89% independent and 56% of our directors are women. As part of our ongoing effort to enhance our ESG practices, the Board of Directors has established the Environmental, Social and Governance Committee, which is charged with overseeing our ESG strategies, policies and goals. For more information about our ESG and corporate responsibility efforts, please see the “Sustainability” page of our website and the Proxy Statement that we will file for our 2024 Annual Meeting of Stockholders.
Competitive Strengths
We have a number of competitive strengths that we believe will help us successfully execute our business strategies:
•Substantial leasehold position and existing production in one of North America’s leading unconventional crude oil resource plays. We believe that our Williston Basin acreage represents a premier position in a top oil basin in the United States that will continue to provide significant free cash flow generation. As of December 31, 2023, we had 1,029,263 net leasehold acres in the Williston Basin, which is the largest acreage position of any operator in the Williston Basin. Of our 1,029,263 net leasehold acres, 1,024,771 net acres were held by production, and 58% of our 636.2 MMBoe estimated net proved reserves were comprised of crude oil. We believe we have a large project inventory of potential drilling locations that we have not yet drilled, the majority of which are operated by us.
•Operating control over the majority of our portfolio. In order to maintain control over our asset portfolio, we have established a leasehold position comprised primarily of properties that we expect to operate. As of December 31, 2023, 96% of our estimated net proved reserves were attributable to properties that we operate. In 2024, we plan to TIL approximately 103 to 113 gross operated wells with an average working interest of approximately 75%. Controlling operations enables us to optimize capital allocation and control the pace of development of our assets to manage our reinvestment rates in line with our broader strategic objectives. Additionally, operational control allows us to materially benefit from proactively managing our cost structure across our portfolio. We believe that maintaining operational control over the majority of our acreage allows us to better pursue our strategies of enhancing returns through operational, cost and capital efficiencies and allows us to better manage infrastructure investment to drive down operating costs and optimize price realizations.
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
Exploration and Production Operations
Estimated net proved reserves
Our estimated net proved reserves and related PV-10 at December 31, 2023 and 2022 are based on reports independently prepared by NSAI, our independent reserve engineers. Our estimated net proved reserves and related PV-10 at December 31, 2021 were based on reports independently prepared by DeGolyer and MacNaughton, our previous independent reserve engineers. Our current and previous independent reserve engineers evaluated 100% of the reserves and discounted values at December 31, 2023, 2022 and 2021 in accordance with the rules and regulations of the SEC applicable to companies involved in crude oil, NGL and natural gas producing activities. Our estimated net proved reserves and related standardized measure of discounted future net cash flows (“Standardized Measure”) and PV-10 do not include probable or possible reserves and were determined using the preceding 12 month unweighted arithmetic average of the first-day-of-the-month index prices for crude oil and natural gas (the “SEC Price”), which were held constant throughout the life of the properties. See “Item 8. Financial Statements and Supplementary Data—Note 24.—Supplemental Oil and Gas Reserve Information — Unaudited” for additional information about our estimated net proved reserves.
The following table summarizes our estimated net proved reserves based upon the SEC Price:

	At December 31,
	2023	2022	2021
Estimated proved reserves:
Crude oil (MMBbls)	368.4	381.3	174.3
NGLs (MMBbls)(1)	138.2	138.5	—
Natural gas (Bcf)	777.9	814.9	459.3
Total estimated proved reserves (MMBoe)	636.2	655.6	250.9
Percent crude oil	58%	58%	69%
Estimated proved developed reserves:
Crude oil (MMBbls)	241.4	272.5	114.0
NGLs (MMBbls)(1)	105.7	115.2	—
Natural gas (Bcf)	640.2	689.7	361.8
Total estimated proved developed reserves (MMBoe)	453.8	502.7	174.3
Percent proved developed	71%	77%	69%
Estimated proved undeveloped reserves:
Crude oil (MMBbls)	127.0	108.8	60.3
NGLs (MMBbls)(1)	32.5	23.2	—
Natural gas (Bcf)	137.8	125.3	97.4
Total estimated proved undeveloped reserves (MMBoe)	182.4	152.9	76.5

Standardized Measure (GAAP) (in millions)(2)	$6,990.6	$11,494.5	$2,696.9
PV-10 (Non-GAAP) (in millions)(3):
Proved developed PV-10	$6,572.4	$11,460.3	$2,474.5
Proved undeveloped PV-10	1,956.1	2,991.9	640.9
Total PV-10 (Non-GAAP)	$8,528.5	$14,452.2	$3,115.4
__________________
(1)At December 31, 2023 and 2022, NGL reserves are reported separately from the natural gas stream on a three-stream basis. At December 31, 2021, we reported crude oil and natural gas reserves on a two-stream basis, with NGLs combined with the natural gas stream. This change impacts the comparability of the periods presented.

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
The following table provides a reconciliation of Standardized Measure to PV-10:

	At December 31,
	2023	2022	2021

		(In millions)
Standardized Measure of discounted future net cash flows	$6,990.6	$11,494.5	$2,696.9
Add: present value of future income taxes discounted at 10%	1,537.9	2,957.7	418.5
PV-10	$8,528.5	$14,452.2	$3,115.4
Independent petroleum engineers
Our estimated net proved reserves and PV-10 at December 31, 2023 and 2022 are based on reports independently prepared by NSAI, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revised June 2019) (the “Estimating and Auditing Standards”) and definitions and current guidelines established by the SEC. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.
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
Our estimated net proved reserves and PV-10 at December 31, 2021 were based on reports independently prepared by DeGolyer and MacNaughton, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the Estimated and Auditing Standards and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Moscow, Astana, Buenos Aires, Baku and Algiers. The firm’s more than 180 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. DeGolyer and MacNaughton has provided such services for over 85 years. The Senior Vice President at DeGolyer and MacNaughton that was primarily responsible for overseeing the preparation of the reserve estimates is a Registered Professional Engineer in the State of Texas, is a member of the Society of Petroleum Engineers and has over 10 years of experience in crude oil and natural gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from Istanbul Technical University in 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005 and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any crude oil, natural gas or mineral properties, or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm.
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
Internal controls over reserves estimation process
We employ NSAI as the independent preparer for 100% of our reserves. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with the independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished for the reserves estimation process. Our Managing Director, Corporate Planning & Reserves is responsible for overseeing the preparation of the reserves estimates under the supervision of our Senior Vice President, Planning & Investor Relations. Our Managing Director, Corporate Planning & Reserves has more than 13 years of broad reservoir engineering experience in the oil and gas industry, focused across conventional and unconventional evaluation and development projects, including corporate reserves estimations. He holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.
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
The Merger was accounted for as of July 1, 2022. Accordingly, the results of operations presented herein report the results of legacy Oasis prior to the closing of the Merger on July 1, 2022 and the results of Chord (including legacy Whiting) from July 1, 2022 through December 31, 2023. For additional information on price calculations, please see information set forth in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2023	2022	2021
Net production volumes:
Crude oil (MBbls)	36,427	25,457	13,489
NGLs (MBbls)(1)	13,047	7,026	—
Natural gas (MMcf)(1)	82,953	67,428	46,157
Oil equivalents (MBoe)	63,300	43,722	21,182
Average daily production (Boepd)	173,425	119,785	58,032
Average sales prices:
Crude oil, without derivative settlements (per Bbl)	$77.85	$92.98	$67.49
Crude oil, with derivative settlements(2) (per Bbl)	70.92	73.50	48.55
NGL, without derivative settlements(1) (per Bbl)	13.62	26.23	—
NGL, with derivative settlements(1)(2) (per Bbl)	13.84	26.94	—
Natural gas, without derivative settlements(1) (per Mcf)	1.43	6.30	6.28
Natural gas, with derivative settlements(1)(2) (per Mcf)	1.35	5.26	5.96
Average costs (per Boe):
Lease operating expenses	10.41	10.14	9.63
Gathering, processing and transportation expenses	2.85	3.24	5.79
Production taxes	4.11	5.25	3.63
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
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2023. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Gross	Net
Developed acres	1,372,678	954,525
Undeveloped acres	141,986	75,342
Total acres	1,514,664	1,029,867
Our total net leasehold position shown in the table above includes 1,029,263 net leasehold acres in the Williston Basin, which is the largest acreage position of any operator in the Williston Basin. At December 31, 2023, our total acreage that is held by production increased to 1,025,375 net acres from 996,187 net acres at December 31, 2022.
The following table sets forth the number of gross and net undeveloped acres as of December 31, 2023 that will expire over the next three years unless production is established on the acreage prior to the expiration dates:

	Undeveloped acres expiring
	Gross	Net
Year ending December 31,
2024	1,713	1,296
2025	1,003	632
2026	2,686	2,087
We have not assigned any PUD reserves to locations scheduled to be drilled after lease expiration.
Productive wells
As of December 31, 2023, we had 6,188 (3,133.4 net) total gross productive wells, of which 3,760 gross (2,876.0 net) productive wells were operated by us. Substantially all of our productive wells as of December 31, 2023 were horizontal wells.
Drilling and completion activity
The following table summarizes the number of gross and net wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	111	66.9	67	41.3	49	23.3
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total development wells	111	66.9	67	41.3	49	23.3
Exploratory wells:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	—	—	—	—	—	—
Total wells	111	66.9	67	41.3	49	23.3
As of December 31, 2023, we had 64 gross (33.9 net) wells in the process of being drilled or completed, which included 44 gross operated wells waiting on completion and 19 gross non-operated wells drilling or completing.

As of December 31, 2023, we had four operated rigs running, and we expect to run four operated rigs during the majority of 2024.
Description of properties
As of December 31, 2023, our operations were focused in the North Dakota and Montana areas of the Williston Basin targeting the Middle Bakken and Three Forks formations. We are one of the top producers in the Williston Basin, and we have the largest acreage position of any operator in the Williston Basin. We focus our operations in the Williston Basin because of its high oil content, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also generally has established infrastructure and access to materials and services.
Marketing
We principally sell our crude oil, NGL and natural gas production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. In an effort to improve price realizations, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGL and natural gas to a broad array of potential purchasers. We sell a significant amount of our crude oil production through bulk sales at delivery points on crude oil gathering systems to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs. These gathering systems, which typically originate at the wellhead and are connected to multiple pipeline and rail facilities, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of December 31, 2023, substantially all of our gross operated crude oil and natural gas production was connected to gathering systems. In addition, from time to time we may enter into third-party purchase and sales transactions to, among other things, improve price realizations, optimize transportation costs, blend to meet pipeline specifications or to cover production shortfalls. We also enter into various sales contracts for a portion of our portfolio at fixed differentials. We believe that the loss of any individual purchaser would not have a long-term material adverse impact on our financial position or results of operations, as alternative customers and markets for the sale of our products are readily available in the areas in which we operate.
Our marketing of crude oil, NGL and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business.”
Delivery commitments
As of December 31, 2023, we had certain agreements with an aggregate requirement to deliver or transport a minimum quantity of approximately 20.6 MMBbl of crude oil, 12.0 MMBbl of NGLs, 438.7 Bcf of natural gas and 1.6 MMBbl of water, prior to any applicable volume credits, within specified timeframes, the majority of which are five years or less. We are required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments under certain agreements. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments.
Midstream Transactions
On February 1, 2022, we completed the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP LLC, OMP’s general partner (“OMP GP”) with and into a subsidiary of Crestwood Equity Partners LP (“Crestwood”) and, in exchange, received $160.0 million in cash and 20,985,668 common units representing limited partner interests of Crestwood (the “OMP Merger”). Prior to the completion of the OMP Merger, OMP was a consolidated subsidiary and we owned approximately 70% of OMP’s issued and outstanding common units. We had provided OMP acreage dedications pursuant to several long-term, fee-based contractual arrangements for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services, (ii) crude oil gathering, terminaling and transportation services, (iii) produced and flowback water gathering and disposal services and (iv) freshwater distribution services. These contracts were assigned to Crestwood upon completion of the OMP Merger. On November 3, 2023, Energy Transfer LP (“Energy Transfer”) completed a merger with Crestwood and, as a result, Energy Transfer now owns and operates the legacy Crestwood assets.
Competition
There is a high degree of competition in the oil and gas industry for acquiring properties, obtaining investment capital, securing oil field goods and services, marketing oil, NGLs and natural gas products and attracting and retaining qualified personnel. Certain of our competitors possess and employ financial, technical and personnel resources greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and gas properties and exploratory prospects, better sustain production in periods of low commodity prices and evaluate, bid for and purchase a greater number of properties and prospects than our resources permit. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation or regulation enacted by state, local and U.S. government bodies and their associated agencies, especially with regard to environmental protection and climate-related policies. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or the resultant effects on our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil, NGLs and natural gas and our larger competitors may be able to better absorb the burden of such legislation and regulation, which would also adversely affect our competitive position. See “Regulation” below as well as Item 1A. Risk Factors within this Annual Report on Form 10-K for more information on and the potential associated risks resulting from existing and future legislation and regulation of our industry.
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
Title to Properties
As is customary in the oil and gas industry, we initially conduct a preliminary review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant title defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with general industry standards. Prior to completing an acquisition of producing crude oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. Our oil and gas properties are subject to customary royalty and other interests, liens to secure borrowings under our revolving credit facility, and liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect our carrying value of the properties. Please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business—Risks related to the oil and gas industry and our business—We may incur losses as a result of title defects in the properties in which we invest.”
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
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs with applicable laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations; however, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may occur and, thus, there can be no assurance that such costs will not be material in the future. Additionally, environmental incidents such as spills or other releases may occur or past non-compliance with environmental laws or regulations may be discovered, any of which may require us to install new or modified controls on equipment or processes, incur longer permitting timelines and incur increased capital or operating expenditures, the costs of which may be material. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), the U.S. Environmental Protection Agency (“EPA”) and the courts. We cannot predict when or whether any such proposals may be finalized and become effective.
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
On February 22, 2022, several shippers filed for a Request for Clarification, or in the alternative, Rehearing of the January 2022 Order (“Request for Rehearing”). Additionally, during February and March 2022, shippers filed timely petitions for review of the January 2022 Order with the D.C. Circuit and the 5th Circuit. The petitions for review filed with the D.C. Circuit were transferred to the 5th Circuit. On May 6, 2022, FERC issued an order on rehearing in which it denied the Request for Rehearing. On May 11, 2022, the 5th Circuit transferred the challenge to the D.C. Circuit. Additional petitions for review were timely filed with the D.C. Circuit in June 2022. The appeal remains pending before the D.C. Circuit.
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
The Energy Policy Act of 2005 (“EPAct 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,544,521 per day, adjusted annually for inflation, for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,544,521 per violation per day, adjusted annually for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provision of EPAct 2005, and subsequently denied rehearing. The rule makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. The anti-manipulation rules and enhanced civil penalty authority increased FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
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
Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the FTC issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale from: (a) knowingly engaging in any act, practice or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person; or (b) intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1,544,521 per day per violation, adjusted annually for inflation, in addition to any applicable penalty under the Federal Trade Commission Act.
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
Following the adoption of the 2011 Pipeline Safety Act, the PIPES Act of 2016 and the PIPES Act of 2020, PHMSA issued a series of significant rulemakings imposing more stringent regulations on certain types of pipelines. In October 2019, PHMSA published a final rule imposing numerous requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and non-HCA Class 3 and Class 4 areas by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, requires accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded the use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing, as well as added applicable reporting requirements. In November 2021, PHMSA issued a final rule that imposed safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, imposed criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and applied a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. In August 2022, PHMSA issued a final rule that established more stringent standards for management of change, integrity management, corrosion control, and inspection criteria to help identify and mitigate potential failures and worst-case scenarios. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, inspected these plans throughout 2022. In 2023, PHMSA published a notice of proposed rulemaking for regulations that would enhance leak detection and repair requirements for gas distribution, transmission and gathering lines. PHMSA is also developing new requirements for inspection and maintenance obligations when idled pipelines are returned to service and for pipeline class location changes.
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
Air emissions
The federal Clean Air Act (the “CAA”) and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to restrict, delay or cancel the development or expansion of crude oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2015, the EPA under the Obama Administration issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone, and, on December 31, 2020, published a notice of final action to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups have filed litigation over this December 2020 decision, and in October 2021 the EPA announced plans to reconsider the December 2020 decision. In August 2023, the EPA announced a new review of ozone NAAQS which will incorporate the ongoing reconsideration of the December 2020 decision. If the EPA were to adopt more stringent NAAQS for ground-level ozone as a result of its new review and ongoing reconsideration of the December 2020 decision, state implementation of the revised standard or any other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, significantly increase our capital expenditures and operating costs and reduce demand for the crude oil and natural gas that we produce, which one or more developments could adversely impact our business.
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
The NDIC has issued orders and pursued other regulatory initiatives to implement legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state, commencing in 2014. As of November 1, 2020, the enforceable gas capture percentage goal is 91%. The NDIC requires operators to develop and implement Gas Capture Plans to maintain consistency with the agency’s gas capture percentage goals, but it maintains the flexibility to exclude certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. Wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a statewide, county, per-field, or per-well basis. Failure of an operator to comply with the applicable goal at maximum efficiency rate may result in the imposition of monetary penalties and restrictions on production from subject wells. In September 2020, the NDIC revised the gas capture policy to allow several additional exceptions for companies that flare natural gas under certain circumstances, such as gas plant outages or delays in securing a right-of-way for pipeline construction. As of December 31, 2023, we were capturing substantially all of our natural gas production in North Dakota. While we were satisfying the applicable gas capture percentage goals as of December 31, 2023, there is no assurance that we will remain in compliance in the future or that such future satisfaction of such goals will not have a material adverse effect on our business and results of operations.
Climate change
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, and regulations that directly limit GHG emissions from certain sources. Moreover, President Biden highlighted addressing climate change as a priority of his administration, issued several Executive Orders related to climate change, recommitted the United States to long-term international goals to reduce emissions and continues to require the incorporation of climate change considerations into executive agency decision-making. As a result, our operations are subject to a series of regulatory, political, litigation, financial and physical risks associated with the production and processing of fossil fuels and emissions of GHGs.
In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane. While it presently appears unlikely that comprehensive climate change legislation will be passed by Congress in the near future, energy legislation and other regulatory initiatives have been and continue to be proposed that are relevant to GHG emissions issues. For example, the IRA, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on methane emissions from certain facilities, was signed into law in August 2022. The methane emissions fee provision of the IRA takes effect in 2024. The provision applies to methane leaks from certain oil and gas facilities and begins at $900 per metric ton of leaked methane in 2024 and rises to $1,200 per metric ton in 2025 and $1,500 per metric ton in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry. Additionally, in September 2023, the Biden Administration directed federal agencies to consider the Social Cost of GHGs (“SC-GHGs”) (formerly known as the Social Cost of Carbon (“SCC”)) metric in budgeting, procurement and other agency decisions, including in environmental reviews, where appropriate. Several states, though none in the areas where we operate, have implemented, of their own accord or in coordination with their neighbor states, regional initiatives and programs limiting, monitoring or otherwise regulating GHG emissions.
In addition, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules and regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose standards for reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. The EPA also works together with the Department of Transportation (“DOT”) to implement GHG emissions limits on vehicles manufactured for operation in the United States.
In recent years, there has been considerable focus on the regulation of methane emissions from the oil and gas sector. During 2020, the former Trump Administration finalized two sets of amendments to the 2016 Subpart OOOO performance standards for methane, volatile organic compound (“VOC”) and sulfur dioxide emissions to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. The first, known as the “2020 Technical Rule,” reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the “2020 Policy Rule,” rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a resolution under the Congressional Review Act (“CRA”) that revoked the 2020 Policy Rule. The CRA resolution did not address the 2020 Technical Rule. In response to President Biden’s executive order, the EPA proposed and finalized more stringent methane rules for new, modified and reconstructed upstream and midstream facilities under New Source Performance Standards (“NSPS”) Subpart OOOOb, as well as, for the first time ever, standards for existing sources under NSPS Subpart OOOOc in December 2023. The final rules expand the scope of regulated oil and gas sources beyond those currently regulated under the existing NSPS Subpart OOOOa. Under the final rules, states have two years to prepare and submit plans to impose methane and VOC emissions controls for existing sources. The presumptive standards established under the final rules are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring technologies, the capture and control of emissions by 95% through capture and control systems, zero-emission requirements for specific components and equipment, so-called green well completion requirements and the establishment of a “super emitter” response program which would allow certified third parties to report large emission events to the EPA, triggering additional investigation, reporting and repair obligations, among other more stringent operational and maintenance requirements. Fines and penalties for violations of these rules could be substantial. These newly adopted final rules are also likely to face immediate legal challenges. Separately, the Bureau of Land Management (“BLM”) has also proposed rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands. At this time, we cannot predict the ultimate compliance costs or impact of these finalized and proposed regulatory requirements, any such requirements have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. We also note that the regulatory activities discussed above are subject to ongoing political debate and could be subject to major modification depending on the outcome of the 2024 election cycle.
At the international level, the United Nations (“UN”) -sponsored Paris agreement (“Paris Agreement”) requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Various U.S. states and local governments have also publicly committed to furthering the goals of the Paris Agreement. Additionally, at the UN Climate Change Conference of Parties (“COP26”), held in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. These goals were reaffirmed at the November 2022 Conference of Parties (“COP27”), at which the U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. In December 2023, the United Arab Emirates hosted the 28th session of the Conference of the Parties (“COP28”) where parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero emissions by 2050, although no timeline for doing so was set. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States’ commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects on our operations.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-CO2 GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The Department of Interior’s comprehensive review of the federal leasing program resulted in a reduction in the volume of onshore land held for lease, increased minimum bid requirements, and an increased royalty rate. Other actions adversely affecting the oil and gas industry that may be pursued by the Biden Administration include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, potentially eliminating certain tax deductions and relief available to the oil and gas industry and imposing restrictions on pipeline infrastructure and liquid natural gas (“LNG”) export facilities. For example, in January 2024 President Biden announced a temporary pause on approvals for new exports of LNG to certain countries, pending a new Department of Energy review of authorization analyses. Any of these actions or new or proposed federal or state policies eliminating support for or restricting the development activities of the oil and gas sector while incentivizing or subsidizing alternative energy sources could reduce demand for our products, increase our operating costs or otherwise have an adverse impact on our financial performance.
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
Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel energy-related sectors. Certain institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and have shifted their investment practices to favor “clean” energy sources, such as wind and solar, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, there is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the capital provided to the fossil fuel sector. In January 2023, the Federal Reserve published instructions for its pilot climate scenario analysis exercise, which the six largest U.S. banks were required to complete by July 31, 2023. The SEC has proposed rules that would mandate extensive disclosure of climate risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. Enhanced climate disclosure requirements could result in additional legal and accounting costs and accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. States may also pass laws imposing more expansive disclosure requirements for climate-related risks. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient. New laws, regulations or enforcement initiatives related to the disclosure of climate-related risks could lead to reputational or other harm with customers, regulators, lenders, investors or other stakeholders and increase litigation risks. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations.
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
Water discharges
The Federal Water Pollution Control Act (the “CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The scope of regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”). However, both of these rulemakings were subject to legal challenge. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule based on the pre-2015 definition of WOTUS, with updates to incorporate existing Supreme Court decisions and regulatory guidance. However, the January 2023 rule was challenged and is currently enjoined in 27 states. In May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction on the January 2023 rule, the implementation of the September 2023 rule currently varies by state. In the 27 states subject to the injunction, the agencies are interpreting the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which did not define the term “continuous surface connection.” Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent the implementation of the final rule, results of the litigation or any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. In addition, in an April 2020 decision, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA’s and Corps’ assertion that groundwater should be totally excluded from the CWA. To the extent any new rule or judicial determination expands the scope of the CWA’s jurisdiction in areas where we conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increase compliance expenditures or mitigation costs for our operations, which may reduce our rate of production of crude oil or natural gas.
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
The hydraulic fracturing process is typically regulated by state crude oil and natural gas commissions or similar agencies, but federal agencies have asserted regulatory authority over certain aspects of the process. While hydraulic fracturing is generally exempt from regulation under the SDWA’s UIC program, the EPA has published permitting guidance for certain hydraulic fracturing activities involving the use of diesel fuel and issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. These reports or any future studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for us to perform fracturing activities. Moreover, in 2016, the BLM under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM's 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 and 2018 rules. Appeals to those decisions are on-going, but with little activity in the last several years.

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
Oil, NGL, and natural gas operations on federal lands are subject to increasing regulatory attention. The Biden Administration has explored various means to curtail oil and natural gas activities on federal lands. For example, in January 2021, President Biden issued an executive order that instructed the Secretary of the DOI to pause new oil and natural gas leases on public lands, but not existing operations under valid leases or on tribal lands which the federal government merely holds in trust, pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. This pause was initially enjoined by a federal court order in 13 states and then lifted following negotiations pursuant to the passage of the IRA. Meanwhile, the DOI released a report on the federal oil and natural gas leasing program in November 2021 which included several recommendations for how to reform the program. Some of the report’s recommendations, including an increased royalty rate, minimum bid limits and a significant reduction in total available acreage, were required to be implemented as part of the IRA and have been subsequently incorporated in recent lease sales. While most of the Biden Administration’s changes to federal lands regulations have focused on new leases, future regulatory efforts could shift focus to existing lease operations. For example, the BLM issued a proposed rule in November 2022 to reduce natural gas waste from venting, flaring, and leaks associated with exploration and production activities on federal and tribal lands. The outcome of litigation surrounding the Biden Administration’s SC-GHGs metric may also impact future regulatory decision-making. While the Fifth Circuit dismissed initial challenges to the Biden Administration’s interim calculations of (then named) SCC values on standing grounds in February 2023, future litigation opposing federal agency applications of the current SC-GHGs metric appears likely. In September 2023, the Biden Administration announced it would be directing federal agencies to incorporate SC-GHGs values in budgeting, procurement and other agency decisions, including in environmental reviews, where appropriate. The ultimate impacts of these recent policy directives and ongoing and future litigation concerning BLM leases and the use of the SC-GHGs metric cannot be predicted at this time, but such could affect the character of new regulations on certain federal oil and gas leases or oil and gas infrastructure on federal lands, which in turn could impact our future operations.
Additionally, oil and natural gas operations and related infrastructure projects on federal lands may be impacted by recent changes to the National Environmental Policy Act (“NEPA”) implementing regulations. NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs (“BIA”), to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. On July 16, 2020, the Council on Environmental Quality (the “CEQ”) under the Trump Administration published a final rule modifying NEPA. The 2020 rule established a time limit of two years for preparation of environmental impact statements and one year for the preparation of environmental assessments. The 2020 rule also limited the scope of review to the direct effects of a proposed project on the environment. However, in April 2022 the CEQ under the Biden Administration introduced a new ‘Final Rule’ that reversed several parts of the 2020 rule, including the scope limitations. The 2022 Final Rule requires NEPA reviews to incorporate consideration of indirect and cumulative impacts of the proposed project, including effects on climate change and GHGs, consistent with pre-2020 requirements. The new rule also allows agencies to create stricter NEPA rules as they see fit but left in place the 2020 rule two-year time limit to complete environmental impact statements. More recently, in January 2023, the CEQ released updated guidance for agency consideration of GHG emissions and climate change impacts in environmental reviews, which includes, among other recommendations, best practices for analyzing and communicating climate change effects. Additionally, in July 2023, the CEQ proposed revisions to NEPA which include requirements to analyze the cumulative effects of a proposed project on climate change and consider any disproportionate impact on communities with environmental justice concerns as well enhancements to certain obligations for implementing environmental mitigation measures.
Operations on federal lands also face litigation risks. From time to time, legal challenges have been filed relating to federal leasing decisions, such as for failure to adequately assess the impact of any increase in GHG emissions resulting from increased production on federal lands.
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
Employee health and safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state regulations require that information be maintained concerning hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local government authorities, or citizens.
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

To execute our strategy in the highly competitive oil and gas industry we need to attract, develop and retain a highly talented and diverse workforce. Our ability to do so depends on a number of factors, including an available pool of qualified talent, compelling compensation and benefits plans and an energizing environment committed to helping employees develop and grow. As of February 16, 2024, we employed 514 full-time employees and we utilize independent contractors to perform various field and corporate services as needed. Our current hiring plans focus on advancing talent attraction in our primary operating locations of Houston, Texas and Williston, North Dakota. We believe that the knowledge transfer plans we have in place are appropriate, and that we will continue to have the human capital necessary to operate our business safely while executing on our strategic priorities. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages, and consider our relations with our employees to be satisfactory.
Health and safety
We are committed to protecting the health and safety of our employees, contractors on our job sites, and the communities in which we operate. We seek to improve our procedures to maintain our safety culture. For example, our environmental, health and safety teams regularly monitor and update our recommended safety practices with feedback and input from our field personnel under a management of change process framework. We operate our worksites under a stop work authority program pursuant to which every person on our worksites is empowered to halt operations to address a potential safety issue. We have developed a comprehensive safety management system that includes recurring risk assessment, hazard recognition and mitigation and emergency response preparedness training, protective measures including adequate personal protective equipment, life-saving rules, onboarding processes, contractor safety management, partner surveys, comprehensive audits, semi-annual safety summits, executive-level reviews of incidents and ad-hoc safety stand-downs. In addition, safety training is provided to all employees, and, in order to reinforce accountability, safety performance is integrated into our annual compensation program. We seek to partner only with contractors and vendors who share our commitment to safety.
Compensation and benefits
The goal of our total rewards program is to provide a transparent, thoughtful framework for decisions on employee compensation and benefits. Our total rewards program considers goals in addition to financial benefits and aims to increase employee focus on key performance goals, improve overall well-being and deepen commitment to our collective success. We do this by ensuring employees at Chord are competitively compensated and feel valued, which enables us to attract, motivate and retain high level talent while delivering strong performance to achieve our business strategy. Our intent is to ensure the compensation and benefits provided as part of our total rewards program are fair and equitable across positions and locations, market competitive, based on merit, consistent with our values and transparent to our employees.
The core elements of our compensation program include base pay, short-term incentives and long-term incentive opportunities for employees at all levels of the Company. In addition, we offer benefits that include retirement plan dollar matching, health insurance for employees and their families, income protection and disability coverage, paid time off, flexible work schedules, financial wellness tools and resources and emotional well-being services, such as an employee Life Assistance Program.
Training, development and career opportunities
Our team of talented employees possess a broad set of skills including engineering, geology, production, marketing, land, supply chain, health and human safety, human resources, finance, accounting, information technology and legal. Many of our employees work in disciplines that require highly specialized skills and subject-matter expertise, underpinning our ability to deliver on our strategic priorities. We are committed to the personal and professional development of our employees, with the belief that a greater level of knowledge, skill and ability benefits the employee and fosters a more creative, innovative, efficient and therefore competitive organization. We empower our employees to develop the skills they need to perform in their current jobs while also developing skills and experiences to support their longer-term growth. We provide our employees with programs that support their learning and development, which are designed to build and strengthen employees’ abilities, including leadership trainings, development of professional competencies, safety trainings and information and technology trainings. We are also proud to sponsor training and scholarships to support growth in our communities, such as: serving as corporate sponsor to the Bakken Area Skills Center, which provides high school students hands on training in various technical trades; sponsoring engineering college scholarships in North Dakota and Montana; volunteering at Habitat for Humanity to build homes for families in need of safe and affordable housing; and supporting and promoting OneGoal and Junior Achievement in Houston, which provide access to college scholarships and classroom mentorship opportunities for students across our community. In addition, Chord launched the Waves of Hope campaign to provide education and resources for those struggling with mental health.
Finally, we have in place a robust approach to succession planning for key personnel by assessing the competencies, experience, leadership capabilities and development opportunities of identified succession candidates. We will continue to build a pipeline of talent for the future through our new graduate and intern hiring programs, which aims to bring fresh perspectives and new ideas to the organization to help us continually challenge the status-quo.

Diversity, equity and inclusion
We believe a diverse, equitable and inclusive workforce provides the best opportunity to obtain unique perspectives, experiences and ideas to help our business succeed, and we are committed to creating an environment where every employee is valued and heard. We regularly seek ways to increase the diversity of our workforce, and we embrace an approach to talent attraction and promotion that enables each and every individual to be evaluated based on merit. Our Compensation and Human Resources Committee reviews the Company’s development, implementation and effectiveness of our human resources and human capital management practices, policies, strategies and goals, including those related to the recruitment, development and retention of personnel, talent management, diversity, equity and inclusion and other employment practices. Similarly, our Environmental Social and Governance Committee provides oversight, guidance and perspective to management and the Board of Directors regarding the Company’s policies, programs and initiatives related to the promotion of diversity. As of February 16, 2024, approximately 45% of our employees are either women or members of a minority group. In addition, the Board of Directors believes it is important for directors to possess a diverse array of backgrounds, skills and achievements. When considering new candidates, the Nominating and Governance Committee, with input from the Board of Directors, takes these factors into account as set forth in its charter. As of February 16, 2024, 56% of our directors are women.
We are an equal opportunity employer and do not discriminate on the basis of any characteristic protected by applicable law, including race, religion, color, national origin, sex, gender, gender expression, sex (including pregnancy, sexual orientation and gender identity), age, marital status, veteran status or disability status. We engage with individuals with disabilities to provide reasonable accommodations that may allow them to participate in the job application or interview process, to perform essential job functions and to receive other benefits and privileges of employment.
In addition, we seek to work with business partners who do not engage in prohibited discrimination in hiring or in their employment practices, and who make decisions about hiring, salary, benefits, training opportunities, work assignments, advancement, discipline, termination, retirement and other employment decisions based on job and business-related criteria. To sustain and promote a diverse, equitable and inclusive workforce, we maintain a robust compliance program supported by an annual certification by all employees to our Code of Business Conduct and Ethics Policy, as well as training programs on equal employment opportunity.
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
Risks related to the Arrangement
The Arrangement is subject to a number of conditions which may delay the Arrangement and could result in additional expenditures of money and resources or reduce the anticipated benefits, or result in termination of the Arrangement Agreement and us having to pay a termination fee.
Our obligations and the obligations of Enerplus to consummate the Arrangement are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the Arrangement Agreement, including the approval by our shareholders of issuance of shares of the Company’s common stock to Enerplus shareholders in connection with the Arrangement, the approval and adoption of the Arrangement Agreement and the transactions contemplated therein, including the Arrangement, by the Enerplus shareholders and the approval of the Arrangement by the Court of King’s Bench of Alberta on terms consistent with the Arrangement Agreement and otherwise reasonably satisfactory to the parties. Many of the conditions to completion of the Arrangement are not within our control and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the Termination Date (as such term is defined in the Arrangement Agreement), it is possible that the Arrangement Agreement may be terminated. The Arrangement Agreement provides that, upon termination of the Arrangement Agreement under certain circumstances, we or Enerplus would be required to pay the other party a termination fee of $240 million and $127 million, respectively.
Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the Arrangement promptly, these and other conditions may fail to be satisfied. In addition, completion of the Arrangement may take longer and could cost more than we expect. The requirements for obtaining the required clearances and approvals could delay the completion of the Arrangement for a significant period of time or prevent them from occurring. Any delay in completing the Arrangement may adversely affect the cost savings and other benefits that we expect to achieve if the Arrangement and the integration of businesses were to be completed within the expected timeframe.
The Arrangement Agreement subjects us to restrictions on our business activities prior to closing the Arrangement, limits our ability to pursue alternatives to the Arrangement and may discourage other companies from making a favorable alternative transaction proposal.
The Arrangement Agreement subjects us to restrictions on our business activities prior to the closing of the Arrangement. The Arrangement Agreement obligates us to generally conduct our businesses in the ordinary course until the closing and to, among other things, use our reasonable best efforts to (i) preserve substantially intact our present business organization, goodwill and assets, (ii) keep available the services of our current officers and employees and (iii) preserve our existing relationships with governmental entities and significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with us. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.
We are subject to customary restrictions on our ability to solicit alternative acquisition proposals and to provide information to, or engage in discussions with, third parties regarding such proposals, except that we are permitted in limited circumstances prior to receiving approval from our stockholders of the issuance of new shares of Chord common stock in the Arrangement to provide information to, and engage in discussions with, a party which has made an unsolicited acquisition proposal that our Board of Directors has determined constitutes or would reasonably be expected to constitute a superior proposal. Furthermore, in limited circumstances prior to receiving stockholder approval, our Board of Directors may effect a change of its recommendation in response to an applicable intervening event if our Board of Directors determines in good faith that a failure to effect a change in recommendation would be inconsistent with our Board of Directors’ fiduciary duties.
The synergies attributable to the Arrangement may vary from expectations.
The combined company may fail to realize the anticipated benefits and synergies expected from the Arrangement, which could adversely affect the combined company’s business, financial condition and operating results. The success of the Arrangement will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. Chord and Enerplus believe that the combination of the companies will provide operational and financial scale, increasing free cash flow, and enhancing the combined company’s corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Arrangement. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Arrangement within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.
Our shareholders and Enerplus shareholders, in each case as of immediately prior to the Arrangement, will have reduced ownership in the combined company.
We anticipate issuing 0.10125 shares of the Company’s common stock to Enerplus shareholders in exchange for each Enerplus common share, pursuant to the Arrangement Agreement. Following the completion of the Arrangement, it is anticipated that persons who were shareholders of Chord and Enerplus immediately prior to the Arrangement will own approximately 67% and 33% of the combined company, respectively, on a fully diluted basis. As a result, our current shareholders and Enerplus’ current shareholders will have less influence on the policies of the combined company than they currently have on our policies and the polices of Enerplus, respectively.
The market price of our common stock may decline if large amounts of our common stock are sold following the Arrangement and may be affected by factors different from those that historically have affected or currently affect the market price of our common stock.
The market price of our common stock may fluctuate significantly following completion of the Arrangement and holders of our common stock could lose some or all of the value of their investment. If the Arrangement is consummated, we will issue shares of our common stock to former Enerplus shareholders. The Arrangement Agreement contains no restrictions on the ability of former Enerplus shareholders to sell or otherwise dispose of such shares following completion of the Arrangement. Former Enerplus shareholders may decide not to hold the shares of our common stock that they receive in the Arrangement, and our historic stockholders may decide to reduce their investment in Chord as a result of the changes to our investment profile as a result of the Arrangement. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, our financial position after completion of the Arrangement may differ from our financial position before the completion of the Arrangement, and the results of our operations and cash flows after the completion of the Arrangement may be affected by factors different from those currently affecting our financial position or results of operations and cash flows, all of which could adversely affect the market price of our common stock. Accordingly, the market price and performance of our common stock is likely to be different from the performance of our common stock prior to the Arrangement. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.
Litigation relating to the Arrangement could result in an injunction preventing the completion of the Arrangement and/or substantial costs to Chord and Enerplus.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Chord’s and Enerplus’ respective liquidity and financial condition.
Lawsuits that may be brought against Chord, Enerplus or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Arrangement Agreement already implemented and to otherwise enjoin the parties from consummating the Arrangement. One of the conditions to the closing of the Arrangement is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Arrangement. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Arrangement, that injunction may delay or prevent the Arrangement from being completed within the expected timeframe or at all, which may adversely affect Chord’s and Enerplus’ respective business, financial position and results of operations.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Arrangment is completed may adversely affect Chord’s or Enerplus’ business, financial condition, results of operations and cash flows.
Risks related to the oil and gas industry and our business
Global geopolitical tensions may create heightened volatility in oil, NGL and natural gas prices and could adversely affect our business, financial condition and results of operations.
On February 24, 2022, Russian military forces commenced a military operation in Ukraine, and the sustained conflict and disruption in the region that has occurred since this date is expected to continue. Additionally, on October 7, 2023, Hamas, a

U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas. Although a temporary truce was brokered by Qatar on November 24, 2023, hostilities resumed on December 1, 2023, and the armed conflict is ongoing as of the date of this filing. More recently, Iranian-backed Houthi rebels have conducted several attacks against commercial shipping in the Red Sea, and on January 2, 2024, a senior Hamas leader was killed in a drone strike in Beirut, the capital of Lebanon. Hostilities could continue to escalate and spread into Lebanon and across the Middle East. Although the length, impact and outcome of the military conflicts between Russia and Ukraine and between Hamas and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequence of these regional conflicts. These conflicts and their broader impacts could have a lasting impact on the short- and long-term operations and financial condition of our business and the global economy.
Adverse developments affecting the financial markets, such as the bank failures, the Federal Reserve’s decision to increase interest rates and the potential for further increases or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown due to failure to enact debt ceiling legislation, could adversely affect our current and projected business operations, financial condition, results of operations and liquidity.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 8, 2023, Silvergate Capital Corporation announced its intent to wind down and liquidate Silvergate Bank, and on March 12, 2023, Signature Bank was swept into receivership. Although we do not have any funds deposited with these banks, we regularly maintain domestic cash deposits in FDIC-insured banks, which exceed the FDIC insurance limits. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial markets impacting the financial institutions with which we conduct business, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits, impair the ability of the banks participating in our current or future credit agreements from honoring their commitments to us or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Disruptions to the broader economy and financial markets, including the Federal Reserve’s actions with respect to interest rates and the timing of any anticipated decrease in rates, as well as the potential for a U.S. government shutdown relating to budget deadlines, may also reduce our ability to access capital or result in such capital being available on less favorable terms. Higher interest rates or costs and tighter financial and operating covenants may make it more difficult to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity, financial condition, results of operations and cash flows.
A substantial or extended decline in commodity prices, for crude oil and, to a lesser extent, NGLs and natural gas, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our crude oil and, to a lesser extent, NGLs and natural gas, heavily influence our revenue, profitability, cash flow from operations, access to capital and future rate of growth. Crude oil, NGLs and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil, NGLs and natural gas have been volatile, and these markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:
•worldwide and regional economic and political conditions impacting the global supply and demand for crude oil, NGLs and natural gas;
•the actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;
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
•events that impact global market demand, including impacts from wars, such as the ongoing conflicts between Russia and Ukraine and between Hamas and Israel and global health epidemics and concerns such as the COVID-19 pandemic;
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
Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, and/or crude oil, NGL and natural gas prices decline, the return on our investment for certain projects may not be as attractive as we anticipate. Further, as a result of any of these developments, we could incur material write-downs of our oil and gas properties, and the value of our undeveloped acreage could decline in the future.
Our estimated net proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Exploration and Production Operations” and “Item 8. Financial Statements and Supplementary Data—Note 24—Supplemental Oil and Gas Reserve Information — Unaudited” for additional information about our estimated crude oil and natural gas reserves and the PV-10 and Standardized Measure as of December 31, 2023, 2022 and 2021.
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
We review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. In addition, we assess our unproved properties periodically for impairment on a prospect-by-prospect basis based on remaining lease terms, drilling results or future plans to develop acreage. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties, which may result in a decrease in the amount available under our revolving credit facility.
The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services or the unavailability of sufficient transportation for our production could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.
Our industry is cyclical, and from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment, supplies and personnel are substantially greater, and their availability to us may be limited. Additionally, these services may not be available on commercially reasonable terms.
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
Substantially all of our producing properties and operations are located in the Williston Basin making us vulnerable to risks associated with operating in a concentrated geographic area.
Our producing properties are geographically concentrated in the Williston Basin in northwestern North Dakota and northeastern Montana. As a result, we may be disproportionately exposed to the impact of economics in the Williston Basin or delays or interruptions of production from those wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of crude oil, NGLs or natural gas produced from the wells in those areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil- and natural gas-producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Our crude oil, NGLs and natural gas are sold in a limited number of geographic markets, and each has a generally fixed amount of storage and processing capacity. As a result, if such markets become oversupplied with crude oil, NGLs and/or natural gas, it could have a material negative effect on the prices we receive for our products and therefore an adverse effect on our financial condition and results of operations. Variances in quality may also cause differences in the value received for our products.
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
Our delivery of oil, NGLs and natural gas depends upon the availability, proximity and capacity of pipelines, other transportation facilities and gathering and processing facilities primarily owned by a limited number of midstream service providers. The capacity of transmission, gathering and processing facilities may be insufficient to accommodate potential production from existing and new wells, which may result in substantial discounts in the prices we receive for our oil, NGLs and natural gas or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to secure access to pipeline infrastructure on favorable economic terms could affect our competitive position. In addition, midstream service providers could change or impose more stringent specifications on the quality of our production they are willing to accept, including the gravity and sulfur content of our crude oil and the Btu content of our natural gas. If the total mix of product fails to meet the applicable product quality specification, these midstream service providers may refuse to accept all or a part of the production we deliver, or we may be required to deliver production to meet such quality specifications that yields a lower realized price.
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
The impact of pending and future legal proceedings on the systems, pipelines and facilities that we rely on can affect our ability to market our products and have a negative impact on realized pricing. In July 2020, the operator of DAPL was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study (“EIS”) is completed. Also, in July 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. On January 26, 2021, the U.S. Court of Appeals for the District of Columbia Circuit upheld the U.S. District court’s ruling that an EIS is needed and also reaffirmed its earlier decision which allows DAPL to operate through the EIS process. The owners of DAPL appealed the lower court decision to the U.S. Supreme Court in September 2021; however, the appeal was rejected on February 22, 2022. The Corps released its draft EIS on September 8, 2023, which it made available for public comments. The Corps initially established a deadline of November 13, 2023 for public comments and, on October 31, 2023, the deadline for public comments was extended to December 13, 2023. The Corps did not identify a preferred alternative among the five actions analyzed (including granting the requested easement with conditions as originally issued) in the draft EIS. Three of the five alternative actions considered would require the abandonment, removal or reroute of the segment of DAPL at issue. A final EIS and formal decision by the Corps is expected in spring or summer 2024; however, we cannot guarantee when the Corps may ultimately complete these actions. We regularly use DAPL in addition to other outlets to market our crude oil to end markets. Our risk is not concentrated at DAPL as we have alternative outlets to sell our crude oil production using multiple modes of transportation. In the event DAPL were to cease operating, we would anticipate Williston Basin crude oil prices to weaken materially before improving as the market adapts to rail transportation.
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
The crude oil business environment has historically been characterized by periods when crude oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for NYMEX West Texas Intermediate (“NYMEX WTI”) crude oil. In the past, there have been periods when this discount has substantially increased due to the production of crude oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on crude oil transportation out of the Williston Basin and improved basin differentials received at the lease. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our realized crude oil prices and average price differentials relative to NYMEX WTI for the years ended December 31, 2023, 2022 and 2021.
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
Approximately 29% of our estimated net proved reserves were classified as PUD as of December 31, 2023. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our PUD reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated PUD reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
As of December 31, 2023, approximately all of our total net acreage in the Williston Basin was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. In the Williston Basin, our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2023, we had an aggregate of 1,296 net acres expiring in 2024, 632 net acres expiring in 2025 and 2,087 net acres expiring in 2026 in the Williston Basin. The cost to renew such leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. Our ability to drill and develop these locations depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. We did not record any impairment charges on unproved properties during the years ended December 31, 2023, 2022 and 2021.
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
Our operations are subject to federal, state and local laws and regulations related to environmental and natural resources protection and occupational health and safety which may expose us to significant costs and liabilities and may result in increased costs and additional operating restrictions or delays.
Our operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations and services. The trend of more expansive and stringent environmental and occupational health and safety legislation and regulations applied to the oil and gas industry could continue, resulting in material increases in our costs of doing business and consequently affecting profitability. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on these environmental and occupational health and safety matters. Compliance with existing environmental and occupational safety and health laws, regulations, executive orders and other regulatory initiatives, or any other such new legal requirements, could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines and incur significantly increased capital or operating expenditures, which costs may be material. One or more of these developments that impact us, our service providers or our customers could have a material adverse effect on our business, results of operations and financial condition and reduce demand for our products.
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

We expect to consider from time to time further strategic opportunities that may involve acquisitions, dispositions, investments in joint ventures, partnerships and other strategic alternatives that may enhance stockholder value, any of which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.
We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships and other strategic alternatives with the objective of maximizing stockholder value. Our Board of Directors and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations, and may impair our ability to retain and motivate key personnel. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership or other strategic transaction in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in us and our assets. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction. Further, any such strategic alternative may not ultimately lead to increased stockholder value. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.
Increasing stakeholder and market attention to ESG matters may impact our business and ability to secure financing.
Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that do not adapt to or comply with investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, and the business, financial condition and/or stock price of such business entity could be materially and adversely affected. Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG related disclosures, increasing mandatory ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage and negative impacts on our access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that we could be subject to additional governmental investigations, private litigation or activist campaigns as stockholders may attempt to effect changes to our business or governance practices.
As part of our ongoing effort to enhance our ESG practices, our Board of Directors has established the Environmental, Social and Governance Committee, which is charged with overseeing our ESG policies. Committee members are expected to review the implementation and effectiveness of our ESG programs and policies. Additionally, to help strengthen our ESG performance, we have implemented compensation practices focused on value creation and aligned with stockholders’ interests. Additionally, while we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various environmental credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, even in those cases we cannot guarantee that the environmental credits or offsets we do purchase will not subsequently be determined to have failed to result in GHG emission reductions for reasons out of our control. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us and negatively impact our operations. Notwithstanding our election to pursue aspirational ESG-related targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative sentiment toward us, our customers and our industry and to the diversion of investment to other industries, which could have a negative impact on us and our access to and costs of capital. Furthermore, while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and services, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.
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
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. As a result, our operations are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on the threat of climate change, restriction of GHG emissions and related legal and policy developments. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory and policy initiatives that impose more stringent standards for GHG emissions from the oil and gas industry or otherwise restrict the areas in which this industry may produce crude oil and natural gas or generate GHG emissions, or require enhanced disclosure of such GHG emissions and other climate-related information, could result in increased compliance costs, which if passed on to the customer could result in increased fossil fuels consumption costs and thereby reduce demand for crude oil and natural gas. Similarly, international, federal, state and local laws and policy initiatives supporting, incentivizing or preferring alternative forms of energy to fossil fuels could result in increased competition or reduce demand for our products. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes or impairing the ability to continue to operate in an economic manner. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Any further impact from COVID-19 will depend on future developments and new information that may emerge regarding the continued severity of COVID-19 and any new variants, the actions taken by authorities to contain it or treat its impact and the availability and acceptance of vaccines, all of which are beyond our control. These potential impacts, while uncertain and difficult to predict, may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the pandemic may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectible accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of crude oil and natural gas wells and adversely affect our production.
Hydraulic fracturing continues to be controversial in certain parts of the United States, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on these hydraulic fracturing matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders restricting hydraulic fracturing activities or locations or suspending or delaying the performance of hydraulic fracturing on federal properties or other locations could potentially result in an increase in our compliance costs, and a decrease in the completion rate of our new crude oil and natural gas wells, which could have a material adverse effect on our liquidity, results of operations and financial condition. Restrictions, delays or bans on hydraulic fracturing could also reduce the amount of crude oil, NGLs and natural gas that we are ultimately able to produce in commercial quantities, which adversely impacts our revenues and profitability.
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
See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on endangered species protection regulations. Some of our operations are conducted in areas where protected species or their habitats are known to exist, including those of the Dakota Skipper and Golden Eagle, and from time to time our development plans have been impacted in these areas. We may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and we may be delayed, restricted or prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. Additionally, the designation of previously unprotected species or the re-designation of under-protected species as threatened or endangered in areas where we conduct operations could cause us to incur increased costs arising from species-protection measures or could result in delays, restrictions or prohibitions on our development and production activities that could have a material adverse effect on our ability to develop and produce reserves.
Our ability to produce crude oil, NGLs and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
Water is an essential component of shale crude oil, NGL and natural gas production during both the drilling and hydraulic fracturing processes. Our access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third-party businesses with more senior contractual or permitting rights to the water. Our inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact our E&P operations and have a corresponding adverse effect on our business, financial condition and results of operations. Additionally, operations associated with our production and development activities generate drilling muds, produced waters and other waste streams, some of which may be disposed of by means of injection into underground wells situated in non-producing subsurface formations. These injection wells are regulated pursuant to the UIC program established under the SDWA. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on seismicity matters. Compliance with current and future environmental laws, executive orders, regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing activities, the injection of waste streams into disposal wells or any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted but that could be materially adverse to our business and results of operations.

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
Seasonal weather conditions could adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Our crude oil, NGL and natural gas operations could be adversely affected by seasonal weather conditions. In the Williston Basin, drilling and other crude oil, NGL and natural gas activities cannot be conducted as effectively during the winter months. Severe winter weather conditions limit and may temporarily halt our ability, or the ability of our suppliers and service providers, to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on the threat of climate change and the resulting impacts to weather patterns and conditions.
We may be subject to risks in connection with acquisitions, including the Merger, because of integration difficulties, uncertainties in evaluating recoverable reserves, well performance and potential liabilities and uncertainties in forecasting crude oil, NGL and natural gas prices and future development, production and marketing costs.
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
Significant acquisitions and other strategic transactions, including the Merger, may involve other risks, including:
•diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
•the challenge and cost of integrating acquired and expanded operations, information management and other technology systems and business cultures with those of our operations while carrying on our ongoing business;
•difficulty associated with coordinating geographically separate organizations;
•an inability to secure, on acceptable terms, sufficient financing that may be required in connection with expanded operations and unknown liabilities; and
•the challenge of attracting and retaining personnel associated with acquired operations.
The process of integrating assets, including those obtained in the Merger, could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. The success of an acquisition will depend, in part, on our ability to realize anticipated opportunities from combining the acquired assets or operations with those of ours. Even if we successfully integrate the assets acquired, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, in oil and gas industry conditions, by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, including the Merger, our results of operations and stock price may be adversely affected.
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
A payment default or an acceleration under our revolving credit facility could result in an event of default and an acceleration under the indentures for our senior unsecured notes. If the indebtedness under our senior unsecured notes were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Our obligations under our revolving credit facility are collateralized by perfected first priority liens and security interests on substantially all of our oil and gas assets, including mortgage liens on oil and gas properties having at least 85% of the reserve value as determined by reserve reports. If we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of crude oil, NGL and natural gas reserves. Based upon our anticipated five-year development plan and current costs, we project that we will incur capital costs of approximately $2.7 billion to develop our PUD reserves. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, inflation in costs, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
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
We are subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. See “Part II. Item 8.—Financial Statements and Supplementary Data—Note 20—Significant Concentrations” for additional information on significant concentrations with major customers.
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2023, changes in our estimate of expected credit losses was not material.
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2023, we had commodity derivatives in place with nine counterparties and a total net commodity derivative liability of $3.6 million.
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
Based on our current interpretation of the IRA and the CAMT and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate the CAMT materially increasing our U.S. federal income tax liability in the near term. If our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash flows in that year, but provide an offsetting credit against our regular U.S. federal income tax liability in future tax years. The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA and the CAMT. In the future, the U.S. Department of Treasury and the Internal Revenue Service are expected to release regulations and interpretive guidance relating to the CAMT, and any significant variance from our current interpretation could result in a change in the expected application of the CAMT to us and adversely affect our operations and cash flows.
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
In 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has proposed new regulations to set position limits for certain futures, options and swap contracts in designated physical commodities, including, among others, crude oil, NGLs and natural gas. The Dodd-Frank Act and CFTC rules have also designated certain types of swaps (thus far, only certain interest rate swaps and credit default swaps) for mandatory clearing and exchange trading and may designate other types of swaps for mandatory clearing and exchange trading in the future. To the extent that we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply with the clearing and exchange trading requirements or to take steps to qualify for an exemption to such requirements. In addition, certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the non-financial end-user exception from margin requirements for swaps to other market participants, such as swap dealers, these rules may change the cost and availability of the swaps we use for hedging. If any of our swaps do not qualify for the non-financial end-user exception, we could be required to post initial or variation margin, which would impact liquidity and reduce our cash. This would in turn reduce our ability to execute hedges to reduce risk and protect cash flows. Other regulations to be promulgated under the Dodd-Frank Act also remain to be finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Further, to the extent our revenues are unhedged, they could be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations.

The cost of servicing, and the ability to generate enough cash flows to meet our current or future debt obligations could adversely affect our business. Those risks could increase if we incur more debt.
As of December 31, 2023, we had no outstanding borrowings and $8.9 million of outstanding letters of credit under our revolving credit facility and $400.0 million of 6.375% senior unsecured notes outstanding. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend on our future operating performance, our financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If crude oil, NGL and natural gas prices decline substantially or for an extended period of time from their current levels, we may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties. If we were to take on additional future debt, a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by selling assets, reducing or delaying capital investments, seeking to raise additional capital or refinancing or restructuring our debt. We may or may not be able to complete any such steps on satisfactory terms. In addition, our revolving credit facility borrowing base is subject to periodic redeterminations. We could be forced to repay a portion of our bank borrowings under our revolving credit facility due to redeterminations of our borrowing base. If we are forced to do so, we may not have sufficient funds to make such repayments. Any ability to generate sufficient cash flows to satisfy our debt obligations or contractual commitments, or to refinance our debt on commercially reasonable terms, could materially and adversely affect our financial condition and results of operations.
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
As of December 31, 2023, we had 3,232,654 outstanding warrants to purchase shares of our common stock and 839,039 outstanding stock–based awards. In addition, as of December 31, 2023, a total of 2,201,501 shares of common stock were available for future issuance under our equity incentive plans, including 1,002,681 shares of common stock reserved for future issuance under the Oasis 2020 Long Term Incentive Plan (the “2020 LTIP”) and 1,198,820 shares of common stock reserved for future issuance under the Whiting 2020 Equity Incentive Plan (the “Whiting Equity Incentive Plan”), which we assumed in connection with the Merger. The exercise of stock-based awards, including any stock options that we may grant in the future, warrants, and the sale of shares of our common stock underlying any such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.
In connection with the Merger, we assumed certain pre-petition general unsecured claims of Whiting, which were subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of Texas and had reserved 1,224,840 shares of common stock for potential future distribution to settle such general unsecured claims. As of October 19, 2023, all claims were resolved and we released the previously reserved shares of common stock.
The market price of our common stock is subject to volatility.
The liquidity for our common shares has been below historical levels, and the market price of our common stock could be subject to wide fluctuations. If there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. The market price of our common stock can be affected by numerous factors, many of which are beyond our control. These factors include, among other things, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products or services, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions, such as an economic slowdown or recession, and other factors that may affect our future results.
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
The U.S. economy experienced significant increases in inflation rates beginning in 2021 from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. Although U.S. inflation rates have shown signs of moderating, we cannot predict any future trends in the rate of inflation. Elevated interest rates and the state of the general economy have brought uncertainty to the near-term economic outlook. The re-emergence of high levels of inflation would further raise our costs for labor, materials and services, due to a combination of factors, including: (i) global supply chain disruptions resulting in limited availability of certain materials and equipment (including drill pipe, casing and tubing), (ii) increased demand for fuel and steel, (iii) increased demand for services coupled with a limited availability of service providers and (iv) labor shortages, which would negatively impact our profitability and cash flows. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in 2024; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities.
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
Terrorist attacks or cyber-attacks may significantly affect the energy industry, including our operations and those of our potential customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. A cyber-attack could include gaining unauthorized access to our or third-party digital systems or data for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. SCADA-based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations. We, or our business partners, may rely upon outdated information technology (“IT”) or software systems that may be at a higher risk of error, failure and cyber breach. Techniques used in cyber-attacks often range from highly sophisticated efforts to electronically circumvent network security to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. Cyber-attacks may also be performed in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks. In addition, certain cyber incidents, such as unauthorized surveillance or a data breach, may remain undetected for an extended period.
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
Our implementation of various controls and processes to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, despite our or our third-party partners’ security measures there can be no assurance that such measures will be sufficient to protect our IT systems from hacking, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities.
Moreover, as the sophistication and volume of cyber-attacks continue to increase, we may be required to expend significant additional resources to further enhance our digital security and IT infrastructure or to remediate vulnerabilities, including through the use of artificial intelligence, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. These costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts may come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs and diversion of resources may adversely affect our operating margins. A cyber incident could ultimately result in liability under data privacy laws, regulatory penalties, damage to our reputation or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material adverse effect on our financial condition, liquidity or results of operations or the integrity of the systems, processes and data needed to run our business.
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
Our internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed, and we could fail to meet our financial reporting obligations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We maintain a cybersecurity program overseen by the Managing Director, Information Technology that uses a risk-based methodology to support the security, confidentiality, integrity and availability of our information. The security of our field infrastructure and corporate network is a priority for our business. We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. Our cybersecurity program utilizes a combination of automated tools, manual processes and third-party assessments with the goal of identifying and assessing potential cybersecurity risks. These risks may include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees, customers or business partners, violation of privacy or security laws and other litigation and legal risk and reputational risks.
We have endeavored to implement policies, standards and technical controls based on the National Institute of Standards and Technology (NIST) framework with the aim of protecting our networks and applications. We seek to assess, identify and manage cybersecurity risks through the processes described below:
•Risk Assessment: We have implemented a multi-layered system designed to protect and monitor data and cybersecurity risk. Regular assessments of our cybersecurity safeguards are conducted both internally and by independent third-party cybersecurity vendors. Additionally, our internal audit department conducts regular audits to identify, assess and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies and education programs in response to audit findings.
•Incident Identification and Response: We have implemented a monitoring and detection system to help promptly identify cybersecurity incidents. While processes are in place to minimize the chance of a successful cyberattack, we have established incident response procedures to address a cybersecurity threat that may occur despite these safeguards. The response procedures are designed to identify, analyze, contain and remediate any such cybersecurity incidents that occur. In the event of any breach or cybersecurity incident, we have a cross-functional incident response plan, which includes the involvement of our executive management team, established incident levels, and associated notification procedures, including escalation procedures upon discovery of cybersecurity risks to our Board of Directors, outside counsel and law enforcement, if deemed material or appropriate. Further, we conduct periodic incident response tabletop exercises and planned incident response drills with various members of our management team to continuously refine and update our incident response processes.
•Cybersecurity Training and Awareness: We maintain a formal information security training program for all employees and contractors that includes training on matters such as phishing and email security best practices. We have implemented a requirement that all employees and contractors participate in information security training at least quarterly and have deployed internal phishing campaigns to measure the effectiveness of the training program.

•Access Controls: We provide users with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. We have also implemented a multi-factor authentication process for employees accessing company information.
•Systems and Processes: We use a combination of tools to identify cybersecurity incidents. We use firewalls and protection software in addition to working with a third-party cybersecurity vendor to scan internal and external networks for threat and intrusion detection. Our cybersecurity team regularly tests our controls through penetration tests, vulnerability scans and attack simulations.
•Encryption and Data Protection: We have encryption methods in place to protect certain sensitive data. This includes the encryption of customer data, financial information and other confidential data. We also have multiple programs in place to monitor our retained data and take actions to secure the data.
We engage third-party vendors and consultants throughout our business as needed. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, before engaging with any third-party service provider, we conduct due diligence to evaluate the third-party provider’s cybersecurity capabilities. For new cloud-based third-party providers, we aim to review their cybersecurity practices to verify compliance with our cybersecurity standards. This process is documented through our Cloud Services Assessment. Additionally, we endeavor to include cybersecurity requirements in our contracts with third-party providers and endeavor to require them to adhere to our cybersecurity standards and protocols. Further, we require any third-party service providers with access to personally identifiable information to enter into data processing services agreements and adhere to our policies and standards.
We have integrated the above cybersecurity risk management processes into our overall ERM program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.
As of the date of this report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology (“IT”) systems could have significant consequences for the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Cybersecurity Governance and Oversight
The Board of Directors has primary oversight of risks from cybersecurity threats. The Board of Directors delegates oversight of risk, including reviews of cybersecurity and data protection and compliance with cybersecurity policies, to the Audit and Reserves Committee.
The Managing Director, Information Technology, provides updates to the Audit and Reserves Committee on data protection and cybersecurity matters on at least a semi-annual basis, or as requested or deemed necessary. The topics covered in such reports may include an overview of our current cybersecurity risk assessment, key risk areas, any significant cyber incidents that have occurred or are reasonably likely to occur, as well as recent updates on cybersecurity trends and emerging threats. Additionally, on an annual basis, the Managing Director, Information Technology, reviews with the Audit and Reserves Committee the results from tests of key cybersecurity risks and the subsequent steps taken to mitigate such risks.
Management is responsible for assessing and managing cybersecurity risk. Specifically, the Managing Director, Information Technology, is responsible for overseeing the prevention, mitigation, detection and remediation of cybersecurity incidents. Our Managing Director, Information Technology, has over 16 years of experience, including prior industry experience consulting on various IT matters and developing and testing IT general controls and cybersecurity risk management programs. We maintain an internal staff of IT professionals who support our cybersecurity program and engage with third-party service providers to support specific areas of our cybersecurity risk mitigation and response.
The Managing Director, Information Technology, works closely with other management positions, including our Chief Financial Officer and our General Counsel, to help us maintain an effective incident response communication plan and understanding of our cybersecurity risk management processes. Our cybersecurity incident response plan provides processes for escalation if there is an emerging cybersecurity incident, including timely notice to our Board of Directors if the incident is deemed material or as otherwise appropriate.
We have developed a Cybersecurity Council that reports directly to our Chief Financial Officer. The Cybersecurity Council is led by the Managing Director, Information Technology, and is comprised of select members of the IT team. The Cybersecurity Council meets monthly to review current cybersecurity threats as well as our potential exposure. The Cybersecurity Council also engages periodically with external and internal auditors, as well as the Cybersecurity and Infrastructure Security Agency,

the American Exploration and Production Council and the Federal Bureau of Investigation to stay informed on cybersecurity risk management.
Item 2. Properties
The information required by Item 2. is contained in Item 1. Business.
Item 3. Legal Proceedings
See “Part II, Item 8. Financial Statements and Supplementary Data—Note 21—Commitments and Contingencies,” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity. Our common stock is listed on the Nasdaq under the symbol “CHRD”.
Dividends. In 2023, we paid an aggregate amount of cash dividends of $11.88 per share of common stock, including base dividends of $5.00 per share of common stock and variable dividends of $6.88 per share of common stock. On February 21, 2024, we declared a base-plus-variable dividend of $3.25 per share of common stock. These dividends will be payable on March 19, 2024 to stockholders of record as of March 5, 2024.
In October 2023, we introduced a new $750 million share repurchase program. See “Part I. Item 1. Business—Business Strategy—Maximize returns” for additional information on the return of capital plan.
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
Holders. As of February 16, 2024, the number of record holders of our common stock was 285. Based on inquiry, management believes that the number of beneficial owners of our common stock as of February 16, 2024 was approximately 109,816.
On February 16, 2024, the last sale price of our common stock, as reported on the Nasdaq, was $163.71 per share.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans. Information concerning securities authorized for issuance under our equity compensation plans will be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2023:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2023	117,632	$164.17	117,632	$746,489,046
November 1 – November 30, 2023	237,162	161.94	232,359	708,864,811
December 1 – December 31, 2023	160,480	161.15	160,480	683,003,178
___________________
(1)During the fourth quarter of 2023, we withheld 4,803 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the fourth quarter of 2023, we repurchased 510,471 shares of common stock at a weighted average price of $162.20 per common share for a total cost of $82.8 million, excluding accrued excise tax of $0.2 million, under our publicly announced share repurchase program.
(3)On October 25, 2023, our Board of Directors authorized a new share repurchase program of up to $750 million of our common stock, which resulted in the expiration of the $300 million share repurchase program authorized in August 2022.

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
The performance graph shown below compares the cumulative total return to our common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) for the period of November 20, 2020 (the date we emerged from bankruptcy and our common stock commenced trading) through December 31, 2023. The comparison was prepared based upon the following assumptions:
1.$100 was invested in our common stock, the S&P 500 and the S&P 500 O&G E&P on November 20, 2020 at the closing price on such date; and
2.Dividends were reinvested.

800
700
600
500
400
300
200
100
0
11/20/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Chord Energy
S&P 500 Index
S&P Oil & Gas Exploration & Production Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The Consolidated Balance Sheets and Consolidated Statements of Operations have been recast from prior periods to reflect the OMP Merger (defined below) as a discontinued operation. Refer to “Part II, Item 8. Financial Statements and Supplementary Data—Note 11—Discontinued Operations.” In addition, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for an explanation of these types of statements.
For discussion related to changes in financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
Overview
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, natural gas liquids (“NGL”) and natural gas in the Williston Basin. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a rewarding environment for our employees. We are ideally positioned to enhance return of capital and generate strong free cash flow, while being responsible stewards of the communities and environment where we operate.
Recent Developments
Pending Acquisition
On February 21, 2024, we entered into an arrangement agreement (the “Arrangement Agreement”) with Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”), pursuant to which, among other things, we have agreed to acquire Enerplus in a stock-and-cash transaction (such transaction, the “Arrangement”), subject to satisfaction of certain closing conditions. The transaction will be effected by way of a plan of arrangement under the Business Corporations Act (Alberta) (the “Plan of Arrangement”).
Enerplus is an independent North American oil and gas exploration and production company. We believe that the combination of Chord and Enerplus will provide improving returns, capital efficiency, low-cost inventory, and a peer-leading balance sheet, all of which support sustainable free cash flow generation and meaningful shareholder returns. Under the terms of the Arrangement Agreement, Enerplus shareholders will receive 0.10125 shares of Chord common stock and $1.84 in cash in exchange for each common share of Enerplus they own at closing. The transaction is expected to close by mid-year 2024.
2023 Williston Basin Acquisition
During the year ended December 31, 2023, we completed the acquisition of approximately 62,000 net acres in the Williston Basin from XTO Energy Inc. and affiliates, subsidiaries of Exxon Mobil Corporation (collectively, “XTO”), for total cash consideration of $361.6 million, including customary purchase price adjustments (the “2023 Williston Basin Acquisition”). The effective date of the 2023 Williston Basin Acquisition was April 1, 2023. We funded the 2023 Williston Basin Acquisition with cash on hand.
Divestitures
During the year ended December 31, 2023, we entered into separate agreements with multiple buyers to sell a vast majority of our non-core properties located outside of the Williston Basin (the “Non-core Asset Sales”). As of December 31, 2023, we completed these Non-core Asset Sales and received total net cash proceeds (including purchase price adjustments) of $39.1 million, subject to customary post-closing adjustments.
In addition, during the year ended December 31, 2023, we completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $12.1 million.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders depend substantially on factors beyond our control, such as economic, geopolitical, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGLs and natural gas. Commodity prices decreased during 2023 due to a combination of factors, including slowing demand growth as a result of decreased global economic activity levels and higher levels of production from domestic oil and gas producers in the United States and other non-OPEC+ countries.
In an effort to reduce inflationary pressures that emerged in the broader economy, central banks began to aggressively raise interest rates in 2022 and continued to raise interest rates during a portion of 2023. Although U.S. inflation rates have shown signs of moderating, higher interest rates generally reduce economic activity levels, which could result in lower commodity prices due to reduced demand for crude oil, NGLs and natural gas (see “Item 7A. —Quantitative and Qualitative Disclosures about Market Risk—Inflation risks” for additional information). The uncertainties resulting from the potential economic outcomes of monetary policy decisions of central banks, coupled with the geopolitical risks associated with the continued military conflicts between Russia and Ukraine and between Hamas and Israel, make it difficult to predict future impacts to commodity prices.
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
Our average net realized crude oil prices and average price differentials are shown in the tables below for the periods presented:

	2023				Year ended December 31, 2023
	Q1	Q2	Q3	Q4
Average Realized Crude Oil Prices ($/Bbl)(1)	$76.04	$73.89	$83.22	$77.88	$77.85
Average Price Differential ($/Bbl)(2)	$—	$0.14	$0.69	$(0.52)	$0.07
Average Price Differential Percentage(2)	—%	0.2%	0.8%	(0.7)%	0.1%

	2022				Year ended December 31, 2022
	Q1	Q2	Q3	Q4
Average Realized Crude Oil Prices ($/Bbl)(1)	$95.34	$111.79	$93.13	$83.74	$92.98
Average Price Differential ($/Bbl)(2)	$1.22	$2.82	$1.63	$0.99	$1.52
Average Price Differential Percentage(2)	1.3%	2.5%	1.8%	1.2%	1.6%
__________________
(1)Realized crude oil prices do not include the effect of derivative contract settlements.
(2)Price differential reflects the difference between our realized crude oil prices and NYMEX WTI.
We sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of December 31, 2023, substantially all of our gross operated crude oil production was connected to gathering systems. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. Expansions of both rail and pipeline facilities in the Williston Basin has reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.
Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the periods ended December 31, 2023 and 2022. On July 1, 2022, we completed the merger of equals transaction with Whiting Petroleum Corporation (“Whiting”) (the “Merger”). Accordingly, the

results of operations presented herein report the results of legacy Oasis prior to the closing of the Merger on July 1, 2022 and the results of Chord (including legacy Whiting) from July 1, 2022 through December 31, 2023, unless otherwise noted.
As of the completion of the Merger on July 1, 2022, we elected to report crude oil, NGLs and natural gas separately on a three-stream basis. For the periods prior to July 1, 2022, we reported crude oil and natural gas, which included NGLs, on a two-stream basis. This change impacts the comparability with prior periods.
In addition, on February 1, 2022, we completed the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP, OMP’s general partner, with and into a subsidiary of Crestwood Equity Partners LP (“Crestwood”) (the “OMP Merger”). The OMP Merger qualified for reporting as a discontinued operation. Accordingly, the results of operations of OMP have been classified as discontinued operations in the Consolidated Statement of Operations for the period from January 1, 2022 to February 1, 2022. Prior periods have been recast so that the basis of presentation is consistent with that of the 2022 consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data—Note 11—Discontinued Operations” for additional information.
For discussion related to changes in financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
Operational and Financial Highlights
•Production volumes averaged 173,425 Boepd (58% oil).
•Lease operating expenses (“LOE”) were $10.41 per Boe.
•E&P and other capital expenditures were $922.3 million.
•Estimated net proved reserves were 636.2 MMBoe as of December 31, 2023, with a Standardized Measure of $7.0 billion and PV-10 of $8.5 billion.
•TIL’d 94 gross (69 net) operated wells.
Shareholder Return Highlights
•Paid $11.88 per share base-plus-variable cash dividend for the year ended December 31, 2023.
•Repurchased $240.9 million of common stock with $683.0 million remaining under our $750 million share repurchase program.
•Declared a base-plus-variable cash dividend of $3.25 per share of common stock. These dividends will be payable on March 19, 2024 to stockholders of record as of March 5, 2024.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
The following table summarizes our revenues, production data and average realized prices for the periods presented:

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenues
Crude oil revenues	$2,835,962	$2,366,995
NGL revenues(1)	177,715	184,288
Natural gas revenues(1)	118,734	425,013
Purchased oil and gas sales	764,230	670,174
Other services revenues	—	324
Total revenues	$3,896,641	$3,646,794
Production data
Crude oil (MBbls)	36,427	25,457
NGLs (MBbls)(1)	13,047	7,026
Natural gas (MMcf)(1)	82,953	67,428
Oil equivalents (MBoe)	63,300	43,722
Average daily production (Boepd)	173,425	119,785
Average daily crude oil production (Bopd)	99,801	69,746
Average sales prices
Crude oil (per Bbl)
Average sales price	$77.85	$92.98
Effect of derivative settlements(2)	(6.93)	(19.48)
Average realized price after the effect of derivative settlements(2)	$70.92	$73.50
NGLs (per Bbl)(1)
Average sales price	$13.62	$26.23
Effect of derivative settlements(2)	0.22	0.71
Average realized price after the effect of derivative settlements(2)	$13.84	$26.94
Natural gas (per Mcf)(1)
Average sales price	$1.43	$6.30
Effect of derivative settlements(2)	(0.08)	(1.04)
Average realized price after the effect of derivative settlements(2)	$1.35	$5.26
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

Crude oil revenues. Our crude oil revenues increased $469.0 million to $2.8 billion for the year ended December 31, 2023 due to the Merger, which significantly expanded our operations in the Williston Basin. This increase was primarily driven by higher crude oil production volumes sold year-over-year of $854.0 million due to more wells TIL’d. The increase was partially offset by a decrease of $385.0 million driven by lower realized crude oil sales prices year-over-year. Average crude oil sales prices, without derivative settlements, decreased by $15.13 per barrel year-over-year to an average of $77.85 per barrel for the year ended December 31, 2023.
NGL and natural gas revenues. Our NGL and natural gas revenues decreased $312.9 million to $296.4 million for the year ended December 31, 2023. Our NGL and natural gas sales decreased primarily due to lower natural gas and NGL prices year-over-year of $407.8 million, partially offset by an increase of $95.0 million due to higher natural gas and NGL sales volumes year-over-year due to our expanded operations in the Williston Basin as a result of the Merger.
Effective July 1, 2022, we elected to report crude oil, NGLs and natural gas separately on a three-stream basis. Prior to this, we reported on a two-stream basis and NGLs were reported with the natural gas stream. Accordingly, the natural gas sales prices for the periods prior to three-stream reporting were higher compared to the periods subsequent to three-stream reporting since the natural gas sales price included the value of NGLs. The conversion to three-stream reporting did not impact our total reported revenues. During the year ended December 31, 2023, average natural gas sales prices, without derivative settlements, were $1.43 per Mcf, and average NGL sales prices, without derivative settlements, were $13.62 per barrel. During the year ended December 31, 2022, average natural gas sales prices, without derivative settlements, were $6.30 per Mcf, and average NGL sales prices, without derivative settlements, were $26.23 per barrel.
Purchased oil and gas sales. Purchased oil and gas sales increased $94.1 million to $764.2 million for the year ended December 31, 2023. This increase was primarily due to an increase in crude oil volumes purchased and then subsequently sold, partially offset by lower crude oil prices year-over-year.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Year Ended December 31,
	2023	2022

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$658,938	$443,560
Gathering, processing and transportation expenses	180,219	141,644
Purchased oil and gas expenses	761,325	671,935
Production taxes	260,002	229,571
Depreciation, depletion and amortization	598,562	369,659
Exploration and impairment	35,330	2,204
General and administrative expenses	126,319	209,299
Total operating expenses	2,620,695	2,067,872
Gain (loss) on sale of assets, net	(2,764)	4,867
Operating income	1,273,182	1,583,789
Other income (expense)
Net gain (loss) on derivative instruments	63,182	(208,128)
Net gain from investment in unconsolidated affiliate	21,330	34,366
Interest expense, net of capitalized interest	(28,630)	(29,349)
Other income	9,964	2,901
Total other expense, net	65,846	(200,210)
Income from continuing operations	1,339,028	1,383,579
Income tax (expense) benefit	(315,249)	46,884
Net income from continuing operations	1,023,779	1,430,463
Income from discontinued operations attributable to Chord, net of income tax	—	425,696
Net income attributable to Chord	$1,023,779	$1,856,159
Costs and expenses (per Boe of production)
Lease operating expenses	$10.41	$10.14
Gathering, processing and transportation expenses	2.85	3.24
Production taxes	4.11	5.25
Lease operating expenses. Lease operating expenses increased $215.4 million to $658.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the Merger, which significantly expanded our operations in the Williston Basin. The increase in LOE included increases in workover costs of $86.7 million, fixed costs of $75.8 million and variable costs of $28.1 million. LOE per Boe increased $0.27 per Boe to $10.41 per Boe for the year ended December 31, 2023 primarily due to increases in workover costs of $0.58 per Boe, partially offset by decreases in fixed and variable costs of $0.28 per Boe.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses increased $38.6 million to $180.2 million for the year ended December 31, 2023 due to the Merger, which significantly expanded our operations in the Williston Basin. This increase is attributable to higher production volumes of $62.1 million, offset by a decrease of $13.2 million due to the change in fair value of certain derivative transportation contracts and a decrease of $10.3 million due to lower rates. Our GPT expenses on a per Boe basis decreased $0.39 per Boe to $2.85 per Boe for the year ended December 31, 2023.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $89.4 million to $761.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in crude oil volumes purchased, offset by lower crude oil prices year-over-year.
Production taxes. Production taxes increased $30.4 million to $260.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase is primarily due to an increase in crude oil production taxes as a result of higher oil sales. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 8.3% for the year ended December 31, 2023 as compared to 7.7% for the year ended December 31, 2022. This increase was primarily due to an increase in natural gas production volumes, coupled with lower average natural gas sales prices.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expenses increased $228.9 million to $598.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the Merger, which significantly expanded our operations in the Williston Basin, and as a result, increased production volumes sold year-over-year due to more wells TIL’d. DD&A expenses increased $176.1 million attributable to increased production volumes and $51.9 million due to a higher depletion rate year-over-year. The depletion rate increased $1.10 per Boe to $9.20 per Boe year-over-year for the year ended December 31, 2023 due to higher costs.
Exploration and impairment expenses. Exploration and impairment expenses increased $33.1 million to $35.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was primarily due to impairment expenses of $29.0 million during the year ended December 31, 2023 and higher exploration expenses year-over-year of $3.8 million. Impairment expenses for the year ended December 31, 2023 included $17.5 million associated with the write-down of the right-of-use asset for our Denver office lease, $5.8 million associated with a lower of average cost or net realizable value write down of oil-in-tank inventory and $5.6 million to adjust the carrying value of certain non-core properties held for sale to their estimated fair value less costs to sell.
General and administrative expenses. Our general and administrative (“G&A”) expenses decreased $83.0 million to $126.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This decrease is primarily attributable to a decrease in merger-related costs, partially offset by an increase in compensation and other costs associated with a larger organization after the Merger.
Derivative instruments. We recorded a $63.2 million net gain on derivative instruments for the year ended December 31, 2023, which was primarily comprised of a net gain of $56.4 million associated with our contracts to manage commodity price risk and a net gain of $6.8 million associated with an embedded derivative related to the contingent consideration included within the 2021 agreement to sell our upstream assets in the Permian Basin. The net gain of $56.4 million on commodity derivative contracts included an unrealized gain of $313.1 million related to the change in fair value of our commodity derivative contracts, partially offset by a realized loss of $256.7 million on settled commodity derivative contracts. During the year ended December 31, 2022, we recorded a $208.1 million net loss on derivative instruments, which included a net loss of $224.2 million associated with our commodity derivatives contracts, partially offset by an unrealized gain of $16.1 million associated with our contract that includes contingent consideration. The net loss of $224.2 million on commodity derivative contracts was comprised of a realized loss of $561.1 million on settled commodity derivative contracts, partially offset by an unrealized gain of $336.9 million related to the change in fair value of our commodity derivative contracts.
Investment in unconsolidated affiliate. On November 3, 2023, Energy Transfer LP (“Energy Transfer”) completed a merger with Crestwood, and holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood unit held. No gain or loss was recorded as a result of this merger. For the year ended December 31, 2023, we recorded a $21.3 million gain related to our investment in Energy Transfer primarily related to a realized gain of $10.8 million for cash distributions received and an unrealized gain of $8.4 million as a result of an increase in the fair value of the investment during the year.
Other income, net. For the year ended December 31, 2023, we recognized $10.0 million of other income, net as compared to $2.9 million for the year ended December 31, 2022. The $7.1 million increase was primarily due to an increase in interest income year-over-year associated with higher balances in our money market accounts.
Income tax (expense) benefit. Our income tax expense was recorded at 23.5% of pre-tax income from continuing operations for the year ended December 31, 2023, and our income tax benefit was recorded at (3.4)% of pre-tax income from continuing operations for the year ended December 31, 2022. Our effective tax rate for the year ended December 31, 2023 was higher than the effective tax rate for the year ended December 31, 2022 primarily due to the impact of releasing substantially all of the remaining valuation allowance on our net deferred tax assets in 2022.
Income from discontinued operations attributable to Chord, net of income tax. Income from discontinued operations attributable to Chord, net of income tax for the year ended December 31, 2022 of $425.7 million represents income from OMP from January 1, 2022 to the completion of the OMP Merger on February 1, 2022. This was primarily comprised of a gain on sale of $518.9 million and midstream revenues of $23.3 million, offset by income tax expense of $101.1 million, midstream expenses of $13.2 million and interest expense of $3.7 million. There were no discontinued operations for the year ended December 31, 2023.

Liquidity and Capital Resources
As of December 31, 2023, we had $1.3 billion of liquidity available, including $318.0 million in cash and cash equivalents and $991.1 million of aggregate unused borrowing capacity available under our Credit Facility (defined below). Our primary sources of liquidity are from cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility. Our primary liquidity requirements are for capital expenditures for the development of oil and gas properties, dividend payments, share repurchases and working capital requirements. In addition, we completed the 2023 Williston Basin Acquisition on June 30, 2023 for total cash consideration of $361.6 million with cash on hand.
Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. While the U.S. bank failures in March 2023 appear to be somewhat contained, risks to the financial sector remain as evidenced by recent publicity regarding New York Community Bancorp Inc. In addition, the Federal Reserve’s increases in interest rates and the potential for such rates to increase further or to remain elevated for an extended period of time have created additional economic uncertainty. Although we do not currently have a business relationship with the failed banking institutions and are unable to predict future interest rates, these disruptions to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
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
As of December 31, 2023, our commodity derivative contracts cover 5,762 MBbls of our crude oil production for 2024, as well as 2,457 MBbls of our crude oil production for 2025 and 651,600 MMBtu of our natural gas production for 2025. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Part I, Item 1A. Risk Factors” for additional information.
Subsequent to December 31, 2023, we entered into the following commodity derivative contracts to manage risks related to changes in crude oil prices.

			Volumes (Bbl)		Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Total	Daily	Sub-Floor	Floor	Ceiling
Crude oil	2024	Two-way collars	825,000	3,000		$66.65	$81.94
Crude oil	2025	Three-way collars	1,095,000	3,000	$55.00	$70.00	$81.62
Crude oil	2026	Three-way collars	270,000	3,000	$50.00	$65.00	$83.70
Material cash requirements
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, obligations associated with outstanding commodity derivative contracts that settle in a loss position, obligations to pay dividends on vested equity awards that include dividend equivalent rights and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through a mix of base and variable dividend payouts, supplemented by opportunistic share repurchases. There were no borrowings outstanding under the Credit Facility (defined below) as of December 31, 2023; however, on a quarterly basis, we pay a commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements (excluding deliveries from future production and applicable volume credits) were $391.6 million as of December 31, 2023. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments.

Long-term debt
Our long-term debt consists of a senior secured revolving line of credit that is generally used to support our working capital requirements and $400.0 million of 6.375% senior unsecured notes.
Senior secured revolving line of credit. We have a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.5 billion and elected commitments of $1.0 billion that is due July 1, 2027. As of December 31, 2023, we had no borrowings outstanding and $8.9 million of outstanding letters of credit, resulting in an unused borrowing capacity of $991.1 million. On October 31, 2023, we completed the semi-annual borrowing base redetermination, reaffirmed the borrowing base of $2.5 billion and maintained the aggregate amount of elected commitments of $1.0 billion. Additionally, the amendment permits us to incur term loans in addition to the revolving loans provided under the Amended and Restated Credit Agreement.
For the year ended December 31, 2023, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.1%, compared to 4.6% for the year ended December 31, 2022.
We were in compliance with the financial covenants in the Credit Facility at December 31, 2023. See “Item 8. Financial Statements and Supplementary Data—Note 13—Long-Term Debt” for additional information.
Senior unsecured notes. As of December 31, 2023, we had $400.0 million of 6.375% senior unsecured notes (the “Senior Notes”) that mature on June 1, 2026. Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1 of each year. See “Item 8. Financial Statements and Supplementary Data—Note 13—Long-Term Debt” for additional information.
Cash flows
The Consolidated Statements of Cash Flows have not been recast for discontinued operations, therefore the discussion below concerning cash flows from operating activities, investing activities and financing activities includes the results of both continuing operations and discontinued operations. See “Item 8. Financial Statements and Supplementary Data—Note 11—Discontinued Operations” for disclosure of cash flow impacts attributable to discontinued operations. For a discussion on cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023 under the subheading “Cash flows.”
The following table summarizes our change in cash flows:

	Year Ended December 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$1,819,851	$1,924,026
Net cash used in investing activities	(1,430,306)	(682,562)
Net cash used in financing activities	(664,698)	(823,096)
Increase (decrease) in cash and cash equivalents	$(275,153)	$418,368

Cash flows provided by operating activities
Net cash provided by operating activities was $1,819.9 million for the year ended December 31, 2023. The decrease in net cash provided by operating activities of $104.2 million from the year ended December 31, 2022 was primarily due to an increase in operating expenses, partially offset by an increase in revenues from crude oil, NGL and natural gas sales. See “Results of Operations” above for additional information on the impact of volumes and prices on revenues and for additional information on increases and decreases in operating expenses between periods.
Working capital.  Our working capital is primarily impacted due to the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $91.9 million and $46.6 million during the year ended December 31, 2023 and 2022, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
Our Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $991.1 million as of December 31, 2023, and excludes current hedge assets, which were $37.4 million as of December 31, 2023. For purposes of the Current Ratio, the Credit

Facility’s definition of total current liabilities excludes current hedge liabilities, which were $14.2 million as of December 31, 2023.
Cash flows used in investing activities
Net cash used in investing activities was $1,430.3 million for the year ended December 31, 2023. The increase in net cash used in investing activities of $747.7 million from the year ended December 31, 2022 was primarily attributable to an increase of $374.3 million in capital expenditures incurred to develop our oil and gas properties and an increase in acquisitions of $213.5 million. During the year ended December 31, 2023, we paid cash consideration of $361.6 million for the 2023 Williston Basin Acquisition as compared to net cash consideration of $148.1 million paid to Whiting stockholders in connection with the Merger in 2022. In addition, we had a decrease in proceeds from the sale of our investment in Crestwood and cash distributions for our ownership of Crestwood’s common units of $420.7 million (see Note 12—Investment in Unconsolidated Affiliate). We had a decrease in proceeds from divestitures of $114.8 million year-over-year, whereby we received net proceeds from divestitures of $160.0 million in connection with the completion of the OMP Merger in February 2022 compared to $54.4 million primarily due to the sale of non-core properties and non-operated wellbore divestitures during year ended December 31, 2023. These increases in net cash used in investing activities were partially offset by a decrease of $364.1 million for cash payments to settle commodity derivative contracts.
Cash flows used in financing activities
For the year ended December 31, 2023, net cash used in financing activities of $664.7 million was primarily attributable to dividends paid to stockholders of $500.3 million and payments made to repurchase common stock of $239.3 million, partially offset by proceeds from the exercise of outstanding warrants of $91.3 million. For the year ended December 31, 2022, net cash used in financing activities of $823.1 million was primarily attributable to dividends paid to stockholders of $654.7 million, payments made to repurchase common stock of $152.0 million and payments for income tax withholdings on vested equity-based compensation awards of $41.8 million, partially offset by proceeds from the exercise of outstanding warrants of $19.8 million.
Capital expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Capital expenditures
E&P	$920,841	$495,947	$168,189
Other capital expenditures(1)	5,626	11,771	2,277
Total E&P and other capital expenditures(2)	926,467	507,718	170,466
Acquisitions(3)	361,609	(2,275)	586,030
Total capital expenditures from continuing operations	1,288,076	505,443	756,496
Discontinued operations(4)	—	3,396	49,123
Total capital expenditures(5)	$1,288,076	$508,839	$805,619
__________________
(1)Other capital expenditures includes items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $4.1 million for the year ended December 31, 2023, $4.6 million for the year ended December 31, 2022 and $2.1 million for the year ended December 31, 2021.
(2)Total E&P and other capital expenditures for the year ended December 31, 2023 includes $14.5 million related to divested non-operated assets that are expected to be reimbursed.
(3)Excludes amounts attributable to the Merger.
(4)Represents capital expenditures attributable to our midstream assets that were classified as discontinued operations related to the OMP Merger.
(5)Total capital expenditures (including acquisitions) reflected in the table above differs from the amounts for capital expenditures and acquisitions shown in the statements of cash flows in our consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.

For the year ended December 31, 2023, our total E&P and other capital expenditures increased $418.7 million to $926.5 million as a result of the Merger, which significantly expanded our operations in the Williston Basin. This increase was primarily attributable to a $340.1 million increase in drilling and completion activities and higher costs associated with drilling longer lateral lengths on our operated wells, and a $68.4 million increase in workover activities driven by an increase in the number of workover projects year-over-year. We completed 69 net operated wells in 2023, compared to 54 net operated wells in 2022.
Additionally, on June 30, 2023, we completed the 2023 Williston Basin Acquisition for total cash consideration of $361.6 million. Refer to “Item 8. Financial Statements and Supplementary Data—Note 9—Acquisitions” for additional information.
Our planned 2024 E&P capital expenditures are expected to be approximately $905 million to $945 million. We expect to run four operated rigs during the majority of 2024 and plan to TIL approximately 103 to 113 gross operated wells with an average working interest of approximately 75%.
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
Dividends
During the year ended December 31, 2023, we declared base-plus-variable cash dividends of $11.88 per share of common stock, or $508.6 million in aggregate. On February 21, 2024, we declared a base-plus-variable dividend of $3.25 per share of common stock. The dividends will be payable on March 19, 2024 to shareholders of record as of March 5, 2024. At December 31, 2023, we had dividends payable of $37.6 million related to dividend equivalent rights accrued on equity-based compensation awards, including $23.8 million that was recorded under accrued liabilities and $13.8 million that was recorded under other liabilities on the Consolidated Balance Sheet.
During the year ended December 31, 2022, we declared base-plus-variable cash dividends of $12.03 per share of common stock or, $373.0 million in aggregate, and a special cash dividend of $15.00 per share of common stock, or $307.4 million in aggregate.
Future dividend payments will depend on our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
In October 2023, our Board of Directors authorized a new share repurchase program covering up to $750 million of our common stock, which replaced the existing $300 million share repurchase program that was authorized in August 2022.
During the year ended December 31, 2023, we repurchased 1,533,791 shares of common stock at a weighted average price of $157.08 per common share for a total cost of $240.9 million, excluding accrued excise tax of $0.4 million, under both the August 2022 and October 2023 share repurchase programs. As of December 31, 2023, there was $683.0 million of capacity remaining under the existing $750 million program.
Critical accounting policies and estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. See “Item 8. Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies” for the significant accounting policies and estimates made by management as well as the expected impact of recent accounting pronouncements on our consolidated financial statements. The following are the accounting policies, estimates and judgments used in preparation of our consolidated financial statements which we consider most critical:

Method of accounting for oil and gas properties
GAAP provides two alternative methods to account for oil and gas properties known as the successful efforts method and the full cost method. These two accounting methods differ in a number of ways, including the treatment of the costs of exploratory dry holes and geological and geophysical costs which are charged against earnings during the period incurred under the successful efforts method and capitalized within a pool of assets under the full cost method. We account for oil and gas properties under the successful efforts method of accounting. See “Item 8. Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies—Property, Plant and Equipment” for additional information.
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
Estimates of reserves are prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the Estimating and Auditing Standards. Crude oil, NGL and natural gas reserves engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, changes to the Company’s anticipated five-year development plan, changes to commodity prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities of crude oil, NGL and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions, and if such revisions are significant, they could significantly affect future depletion expense, the carrying amount of our proved oil and gas properties and the Standardized Measure. See “Item 1. Business—Exploration and Production Operations—Estimated net proved reserves” for additional information on the revisions to our estimated net proved reserves.
Our estimated net proved reserves and PV-10 were determined using the SEC Price. The SEC Price was $78.22 per Bbl for crude oil and $2.64 per MMBtu for natural gas for the year ended December 31, 2023. We cannot reasonably predict future commodity prices; however, assuming all other factors are held constant, a 10% decrease in the SEC Price for crude oil and natural gas would decrease our estimated net proved reserves by 21.7 MMBoe and decrease the PV-10 by $1.7 billion, and a 10% increase in the SEC Price for crude oil and natural gas would increase our estimated net proved reserves by 17.6 MMBoe and increase the PV-10 by $1.7 billion.
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
The factors used to determine the undiscounted future cash flows and fair value require significant judgment and assumptions, including future production volumes based upon estimates of proved reserves, future commodity prices (adjusted for basis differentials) and estimates of future operating and development costs. These factors are generally consistent with those used in the planning and budgeting processes. Future production is based upon a combination of inputs and assumptions, including the timing and pace of our development plans, as well as estimates of reserve quantities. When discounting future cash flows to estimate fair value, cash flows realized later in the projection period are less valuable compared to those realized earlier in the projection period due to the time value of money. Future commodity prices are estimated by using a combination of quoted forward market prices adjusted for geographical location and quality differentials based upon assumptions that are developed by reviewing historical realized prices, market supply and demand factors and other relevant factors. Future operating and development costs are generally estimated using inputs including authorizations for expenditures, review of historical data and forecasts developed during the budgeting and planning processes. In addition, estimates of future operating and development costs may be impacted by market supply and demand factors, including inflation expectations and the availability of materials, labor and services. To calculate fair value, future cash flows are discounted using a discount rate that is based on rates utilized by market participants and is commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.
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
The Merger
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
The estimated fair value assigned to the assets acquired and liabilities assumed can have a significant effect on our future operating results. For example, a higher fair value measurement of oil and gas properties increases the likelihood of future impairment charges if reserve quantities and/or commodity prices are lower, or operating and/or development costs are higher, than those which were used to measure the fair value on the acquisition date. In addition, a higher fair value measurement of oil and gas properties results in higher depletion expense in future periods which reduces our future earnings.

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
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, NGLs and natural gas fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, NGLs and natural gas have been volatile, especially over the last several years and these prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a portion of our future production. In addition, entering into derivative instruments could limit the benefit we would receive from increases in the prices for crude oil, NGLs and natural gas. We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on our Consolidated Balance Sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. See “Item 8. Financial Statements and Supplementary Data—Note 7— Derivative Instruments” and “Note 6—Fair Value Measurements” for additional information regarding our commodity derivative contracts.
The fair value of our unrealized crude oil derivative positions at December 31, 2023 was a net asset of $7.6 million. A 10% increase in crude oil prices would decrease the fair value of this unrealized derivative asset position by approximately $31.0 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $30.8 million. The fair value of our unrealized natural gas derivative positions at December 31, 2023 was a net asset of $0.3 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative asset position by approximately $0.2 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $0.2 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 8. Financial Statements and Supplementary Data—Note 7—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the sale of our upstream assets in the Permian Basin in June 2021, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter our right to receive any remaining earn-out payments is terminated. As of December 31, 2023, the fair value of this contingent consideration was $42.7 million. In January 2024, we received $25.0 million related to the 2023 earn-out payment. See “Item 8. Financial Statements and Supplementary Data—Note 7—Derivative Instruments” for additional information.
Interest rate risk. At December 31, 2023, we had $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.375% per annum.
At December 31, 2023, we had no borrowings and $8.9 million of outstanding letters of credit issued under the Credit Facility, which were subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). See “Item 8. Financial Statements and Supplementary Data—Note 13—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2023, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Inflation risks. Similar to other companies in our industry, we experienced an increase in the costs of labor, materials and services beginning in 2022 due to a combination of factors, including: (i) global supply chain disruptions, (ii) increased demand for materials and services after COVID-19 and (iii) labor shortages. The combination of these factors increased our operating costs and capital expenditures. Costs of certain materials and services remained elevated in 2023, and inflationary pressures could continue or increase in 2024. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in 2024; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities. See “Part I, Item 1A.—Risk Factors—Our profitability may be negatively impacted by inflation in the cost of labor, materials and services and general economic, business or industry conditions” for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	79

Consolidated Balance Sheets at December 31, 2023 and December 31, 2022	81

Consolidated Statements of Operations for the Year Ended December 31, 2023, the Year Ended December 31, 2022 and the Year Ended December 31, 2021	83

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2023, the Year Ended December 31, 2022 and the Year Ended December 31, 2021	84

Consolidated Statements of Cash Flows for the Year Ended December 31, 2023, the Year Ended December 31, 2022 and the Year Ended December 31, 2021	85

Notes to Consolidated Financial Statements

1. Organization and Operations of the Company	87
2. Summary of Significant Accounting Policies	87
3. Revenue Recognition	96
4. Inventory	96
5. Additional Balance Sheet Information	97
6. Fair Value Measurements	97
7. Derivative Instruments	100
8. Property, Plant and Equipment	102
9. Acquisitions	103
10. Divestitures	106
11. Discontinued Operations	107
12. Investment in Unconsolidated Affiliate	109
13. Long-Term Debt	109
14. Asset Retirement Obligations	111
15. Income Taxes	112
16. Equity-Based Compensation	114
17. Stockholders' Equity	117
18. Earnings Per Share	119
19. Leases	120
20. Significant Concentrations	122
21. Commitments and Contingencies	122
22. Subsequent Events	124
23. Supplemental Oil and Gas Disclosures — Unaudited	124
24. Supplemental Oil and Gas Reserve Information — Unaudited	125

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chord Energy Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Chord Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated proved oil and gas properties, net balance was $5.2 billion as of December 31, 2023. Depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2023 was $598.6 million. Crude oil, NGL and natural gas exploration and development activities are accounted for using the successful efforts method. All capitalized well costs (including future abandonment costs, net of salvage value) and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively, related to the associated field. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, NGL and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. As disclosed by management, periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, changes to the Company’s anticipated five-year development plan, changes to commodity prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Reserve engineers prepare the estimates of crude oil, NGL and natural gas reserves.
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved developed oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of data used by the specialists, and evaluating the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2024

We have served as the Company’s auditor since 2007.

Chord Energy Corporation
Consolidated Balance Sheets

	December 31,
	2023	2022

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$317,998	$593,151
Accounts receivable, net	943,114	781,738
Inventory	72,565	54,411
Prepaid expenses	42,450	17,624
Derivative instruments	37,369	23,735
Other current assets	11,055	11,853
Total current assets	1,424,551	1,482,512
Property, plant and equipment
Oil and gas properties (successful efforts method)	6,320,243	5,120,121
Other property and equipment	49,051	72,973
Less: accumulated depreciation, depletion and amortization	(1,054,616)	(481,751)
Total property, plant and equipment, net	5,314,678	4,711,343
Derivative instruments	22,526	37,965
Investment in unconsolidated affiliate	100,172	130,575
Long-term inventory	22,936	22,009
Operating right-of-use assets	21,343	23,875
Deferred tax assets	—	200,226
Other assets	19,944	22,576
Total assets	$6,926,150	$6,631,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,453	$29,056
Revenues and production taxes payable	604,704	607,964
Accrued liabilities	493,381	362,454
Accrued interest payable	2,157	3,172
Derivative instruments	14,209	341,541
Advances from joint interest partners	2,381	3,736
Current operating lease liabilities	13,258	9,941
Other current liabilities	916	3,469
Total current liabilities	1,165,459	1,361,333
Long-term debt	395,902	394,209
Deferred tax liabilities	95,322	—
Asset retirement obligations	155,040	146,029
Derivative instruments	717	2,829
Operating lease liabilities	18,667	13,266
Other liabilities	18,419	33,617
Total liabilities	1,849,526	1,951,283
Commitments and contingencies (Note 21)

Stockholders’ equity
Common stock, $0.01 par value: 120,000,000 shares authorized, 45,032,537 shares issued and 41,249,658 shares outstanding at December 31, 2023; and 120,000,000 shares authorized, 43,726,181 shares issued and 41,477,093 shares outstanding at December 31, 2022	456	438
Treasury stock, at cost: 3,782,879 shares at December 31, 2023 and 2,249,088 shares at December 31, 2022	(493,289)	(251,950)
Additional paid-in capital	3,608,819	3,485,819
Retained earnings	1,960,638	1,445,491
Total stockholders’ equity	5,076,624	4,679,798
Total liabilities and stockholders’ equity	$6,926,150	$6,631,081

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except share data)
Revenues
Oil, NGL and gas revenues	$3,132,411	$2,976,296	$1,200,256
Purchased oil and gas sales	764,230	670,174	378,983
Other services revenues	—	324	687
Total revenues	3,896,641	3,646,794	1,579,926
Operating expenses
Lease operating expenses	658,938	443,560	203,980
Gathering, processing and transportation expenses	180,219	141,644	122,614
Purchased oil and gas expenses	761,325	671,935	379,972
Production taxes	260,002	229,571	76,835
Depreciation, depletion and amortization	598,562	369,659	126,436
General and administrative expenses	126,319	209,299	80,688
Exploration and impairment	35,330	2,204	2,763
Total operating expenses	2,620,695	2,067,872	993,288
Gain (loss) on sale of assets, net	(2,764)	4,867	222,806
Operating income	1,273,182	1,583,789	809,444
Other income (expense)
Net gain (loss) on derivative instruments	63,182	(208,128)	(589,641)
Net gain from investment in unconsolidated affiliate	21,330	34,366	—
Interest expense, net of capitalized interest	(28,630)	(29,349)	(30,806)
Other income (expense)	9,964	2,901	(1,010)
Total other income (expense), net	65,846	(200,210)	(621,457)
Income from continuing operations before income taxes	1,339,028	1,383,579	187,987
Income tax (expense) benefit	(315,249)	46,884	973
Net income from continuing operations	1,023,779	1,430,463	188,960
Income from discontinued operations attributable to Chord, net of income tax	—	425,696	130,642
Net income attributable to Chord	$1,023,779	$1,856,159	$319,602
Earnings attributable to Chord per share:
Basic from continuing operations (Note 18)	$24.59	$46.90	$9.55
Basic from discontinued operations (Note 18)	—	13.96	6.60
Basic total	$24.59	$60.86	$16.15
Diluted from continuing operations (Note 18)	$23.51	$44.35	$9.15
Diluted from discontinued operations (Note 18)	—	13.20	6.33
Diluted total	$23.51	$57.55	$15.48
Weighted average shares outstanding:
Basic (Note 18)	41,490	30,497	19,792
Diluted (Note 18)	43,398	32,251	20,648

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Attributable to Chord							Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings (Deficit)	Non-controlling Interests
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2020	20,093	$200	—	$—	$965,654	$(49,912)	$96,797	$1,012,739
Equity-based compensation and vestings	3	—	—	—	14,685	—	791	15,476
Dividends	—	—	—	—	(116,852)	—	—	(116,852)
Distributions to non-controlling interest owners	—	—	—	—	—	—	(28,720)	(28,720)
Issuance of OMP common units, net of offering costs	—	—	—	—	—	—	86,467	86,467
Midstream Simplification (Note 10)	—	—	—	—	2,358	—	(2,358)	—
Common control transaction costs	—	—	—	—	(5,675)	—	—	(5,675)
Warrants exercised	51	—	—	—	2,840	—	—	2,840
Repurchase of common stock	(871)	—	871	(100,000)	—	—	—	(100,000)
Net income	—	—	—	—	—	319,602	35,696	355,298
Balance as of December 31, 2021	19,276	200	871	(100,000)	863,010	269,690	188,673	1,221,573
Equity-based compensation and vestings	835	4	—	—	61,217	—	48	61,269
Tax withholding on vesting of equity-based awards	(345)	—	35	(4,789)	(36,963)	—	—	(41,752)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends	—	—	—	—	—	(680,358)	—	(680,358)
Transfer of equity plan shares from treasury	—	—	(35)	4,789	(4,789)	—	—	—
Shares issued in Merger	22,672	227	—	—	2,477,809	—	—	2,478,036
Replacement equity awards issued in Merger	—	—	—	—	27,402	—	—	27,402
Replacement warrants issued in Merger	—	—	—	—	79,774	—	—	79,774
Share repurchases	(1,378)	—	1,378	(151,950)	—	—	—	(151,950)
Warrants exercised	417	7	—	—	18,585	—	—	18,592
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Net income	—	—	—	—	—	1,856,159	2,311	1,858,470
Balance as of December 31, 2022	41,477	438	2,249	(251,950)	3,485,819	1,445,491	—	4,679,798
Equity-based compensation and vestings	305	6	—	—	46,104	—	—	46,110
Tax withholding on settlement of equity-based awards	(105)	(1)	—	—	(14,603)	—	—	(14,604)
Dividends	—	—	—	—	—	(508,632)	—	(508,632)
Share repurchases	(1,534)	—	1,534	(241,339)	—	—	—	(241,339)
Warrants exercised	1,107	13	—	—	91,499	—	—	91,512
Net income	—	—	—	—	—	1,023,779	—	1,023,779
Balance as of December 31, 2023	41,250	$456	3,783	$(493,289)	$3,608,819	$1,960,638	$—	$5,076,624

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$1,023,779	$1,858,470	$355,298
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	598,562	369,659	158,304
(Gain) loss on sale of assets	2,764	(523,767)	(222,806)
Impairment	28,963	(344)	5
Deferred income taxes	295,548	28,341	(977)
Net gain from investment in unconsolidated affiliate	(21,330)	(34,366)	—
Net (gain) loss on derivative instruments	(63,182)	208,128	589,641
Equity-based compensation expenses	46,108	61,269	15,476
Deferred financing costs amortization and other	505	3,194	12,992
Working capital and other changes:
Change in accounts receivable, net	(147,870)	84,041	(184,605)
Change in inventory	(12,659)	8,756	2,168
Change in prepaid expenses	(1,199)	3,423	5,605
Change in accounts payable, interest payable and accrued liabilities	78,267	(131,687)	184,517
Change in other assets and liabilities, net	(8,405)	(11,091)	(1,482)
Net cash provided by operating activities	1,819,851	1,924,026	914,136
Cash flows from investing activities:
Capital expenditures	(905,673)	(531,327)	(212,820)
Acquisitions, net of cash acquired	(361,609)	(148,144)	(590,097)
Proceeds from divestitures, net of cash divested	54,445	169,198	376,081
Costs related to divestitures	—	(11,368)	(2,926)
Derivative settlements	(268,887)	(633,025)	(270,118)
Derivative modifications	—	—	(220,889)
Proceeds from sale of investment in unconsolidated affiliate	40,612	428,231	—
Distributions from investment in unconsolidated affiliate	10,806	43,873	—
Net cash used in investing activities	(1,430,306)	(682,562)	(920,769)
Cash flows from financing activities:
Proceeds from revolving credit facilities	260,000	1,035,000	399,500
Principal payments on revolving credit facilities	(260,000)	(1,020,000)	(906,500)
Proceeds from issuance of senior unsecured notes	—	—	850,000
Cash paid to settle Whiting debt	—	(2,154)	—
Deferred financing costs	—	(5,997)	(22,251)
Proceeds from issuance of OMP common units, net of offering costs	—	—	86,467
Common control transaction costs	—	—	(5,675)
Purchases of treasury stock	(239,339)	(151,950)	(100,000)
Tax withholding on vesting of equity-based awards	(14,604)	(41,752)	—
Dividends paid	(500,304)	(654,728)	(111,905)
Distributions to non-controlling interests	—	—	(28,720)
Payments on finance lease liabilities	(1,702)	(1,299)	(1,161)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)

Proceeds from warrants exercised	91,251	19,784	1,435
Net cash provided by (used in) financing activities	(664,698)	(823,096)	161,190
Increase (decrease) in cash, cash equivalents and restricted cash	(275,153)	418,368	154,557
Cash, cash equivalents and restricted cash:
Beginning of period	593,151	174,783	20,226
End of period	$317,998	$593,151	$174,783
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$26,371	$24,266	$41,603
Cash paid for income taxes	17,195	10,000	20,000
Supplemental non-cash transactions:
Change in accrued capital expenditures	$45,513	$(21,668)	$8,304
Change in asset retirement obligations	1,238	852	14,724
Non-cash consideration exchanged in Merger	—	2,585,211	—
Investment in unconsolidated affiliate	—	568,312	—
Note receivable from divestiture	—	—	2,900
Contingent consideration from Permian Basin Sale	—	—	32,860
Dividends payable	37,553	30,630	4,946

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Notes to Consolidated Financial Statements
1. Organization and Operations of the Company
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGLs and natural gas in the Williston Basin. The Company, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon completion of the merger of equals with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022 (the “Merger”). Whiting was an independent oil and gas company engaged in E&P activities primarily in the Rocky Mountains region of the United States.
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
As of December 31, 2021, the Company had two business segments related to E&P and midstream operations. The Company’s midstream segment was classified as a discontinued operation in connection with the OMP Merger (defined in Note 10—Divestitures) and is no longer presented as a separate reporting segment in accordance with FASB ASC 280, Segment Reporting.
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
Estimates of crude oil, NGL and natural gas reserves and their values, future production rates and future costs and expenses are inherently uncertain for numerous reasons, including many factors beyond the Company’s control. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, NGL and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, prevailing commodity prices, operating costs and other factors. These revisions may be material and could materially affect future depreciation, depletion and amortization (“DD&A”) expense, dismantlement and abandonment costs and impairment expense.
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond its control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and there can be no assurance that the prices for crude oil, NGLs or natural gas will not be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGLs and natural gas reserves that may be economically produced and the Company’s access to capital.
Cash and Cash Equivalents
The Company invests in certain money market funds, commercial paper and time deposits, all of which are stated at fair value or cost which approximates fair value due to the short-term maturity of these investments. The Company classifies all such highly liquid investments with original maturity dates less than 90 days as cash equivalents. While the Company may maintain balances of cash and cash equivalents in excess of amounts that are federally insured by the Federal Deposit Insurance Corporation, the Company invests with financial institutions that it believes are creditworthy and has not experienced any material losses in such accounts.
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
Inventory
The Company’s inventory includes equipment and materials and crude oil inventory. Equipment and materials consist primarily of well equipment, tanks and tubular goods to be used in the Company’s exploration and production activities. Crude oil inventory includes crude oil in tanks and linefill. Linefill represents the minimum volume of product in a pipeline system that enables the system to operate and is generally not available to be withdrawn from the pipeline system until the expiration of the transportation contract. Crude oil and NGL linefill in third-party pipelines that is not expected to be withdrawn within one year is included in long-term inventory on the Company’s Consolidated Balance Sheets (see Note 4—Inventory).
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
The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and gas properties by field and compares such undiscounted future cash flows to the carrying amount of the oil and gas properties in the applicable field to determine if the carrying amount is recoverable. The factors used to determine the undiscounted future cash flows are subject to management’s judgment and expertise and include, but are not limited to, future production volumes based upon estimates of proved reserves, future commodity prices and estimates of operating and development costs. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, the Company’s estimated undiscounted future cash flows, the timing and pace of development and the discount rate commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Because of the uncertainty inherent in these factors, the Company cannot predict when or if future impairment charges for proved oil and gas properties will be recorded.
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
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Company capitalized interest costs of $4.1 million, $4.6 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Capitalized interest costs are amortized over the life of the related assets.
Other Property and Equipment
Other property and equipment consists primarily of field office buildings, oilfield equipment, furniture, software, and leasehold improvements, and is recorded at cost and depreciated using the straight-line method based on expected lives of the individual assets (ranging from two years to 30 years) and net of estimated salvage values. The cost of assets disposed of and the associated accumulated DD&A are removed from the Company’s Consolidated Balance Sheets with any gain or loss realized upon the sale or disposal included in the Company’s Consolidated Statements of Operations.
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
Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Beginning of period	$—	$1	$—
Exploratory well cost additions (pending determination of proved reserves)	—	21	—
Exploratory well cost reclassifications (successful determination of proved reserves)	—	(2)	—
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	—	—	—
Exploratory well cost reclassifications (canceled wells written off to predrill write-off)	—	(20)	1
End of period	$—	$—	$1
As of December 31, 2023, the Company had no exploratory well costs that were capitalized for a period of greater than one year after the completion of drilling.
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
Discontinued Operations
The OMP Merger (defined in Note 10—Divestitures) represented a strategic shift for the Company and qualified for reporting as a discontinued operation on February 1, 2022, in accordance with FASB ASC 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). Prior periods were recast so that the basis of presentation is consistent with that of the 2022 consolidated financial statements. Accordingly, the results of operations of OMP (defined in Note 10—Divestitures) were classified as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021. There were no discontinued operations for the year ended December 31, 2023. The Consolidated Statements of Cash Flows were not required to be reclassified for discontinued operations for any period. See Note 11—Discontinued Operations for additional information.

Investment in Unconsolidated Affiliate
On February 1, 2022, the Company completed the OMP Merger (defined in Note 10—Divestitures) and received common units representing limited partner interests of Crestwood Equity Partners LP, a Delaware limited partnership (“Crestwood”). The Company elected to account for its investment in Crestwood using the fair value option under FASB ASC 825-10, Financial Instruments. Under the fair value option, the Company measures the carrying amount of its investment in Crestwood at fair value each reporting period, with changes in fair value recorded to net gain from investment in unconsolidated affiliate on the Consolidated Statement of Operations. Cash distributions from Crestwood are recorded to net gain from investment in unconsolidated affiliate on the Consolidated Statement of Operations and distributions from investment in unconsolidated affiliate on the Consolidated Statement of Cash Flows. In August 2023, Crestwood and Energy Transfer LP (“Energy Transfer”) entered into a definitive merger agreement to which Energy Transfer would acquire Crestwood. On November 3, 2023, Energy Transfer completed their acquisition of Crestwood, and holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood unit held. See Note 6—Fair Value Measurements, Note 10—Divestitures and Note 12—Investment in Unconsolidated Affiliate for additional information.
Deferred Financing Costs
The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the Company’s Consolidated Statements of Operations. Deferred financing costs related to the Credit Facility (defined in Note 13—Long-Term Debt) are included in other assets on the Company’s Consolidated Balance Sheets, while deferred financing costs related to the Senior Notes (defined in Note 13—Long-Term Debt) are included as a reduction of long-term debt on the Company’s Consolidated Balance Sheets.
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
The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs, as further discussed in Note 6—Fair Value Measurements. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.
Revenue Recognition
The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Disclosures in accordance with ASC 606 have been provided in Note 3—Revenue Recognition.
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
The Company’s purchased crude oil and natural gas sales are derived from the sale of crude oil and natural gas purchased from third parties. Revenues and expenses from these sales and purchases are recorded on a gross basis when the Company acts as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the customer. In certain cases, the Company enters into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis in accordance with FASB ASC 845, Nonmonetary Transactions.
Leases
The Company accounts for leases in accordance with FASB ASC 842, Leases (“ASC 842”). In accordance with ASC 842, the Company determines whether an arrangement is a lease at its inception. The Company’s long-term operating and finance leases consist primarily of office space, vehicles and other property and equipment used in its operations. The operating lease right-of-use (“ROU”) asset also includes any lease incentives received in the recognition of the present value of future lease payments. The Company considers renewal and termination options in determining the lease term used to establish its ROU assets and lease liabilities to the extent the Company is reasonably certain to exercise the renewal or termination. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The Company determines the incremental borrowing rate based upon the rate of interest that would have been paid on a collateralized basis over similar tenors to that of the leases.
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
The Company has elected practical expedients under ASC 842, including the practical expedient to not reassess under the new standard any prior conclusions about lease identification, lease classification and initial direct costs; the use-of-hindsight practical expedient; the practical expedient to not reassess the prior accounting treatment for existing or expired land easements; and the practical expedient pertaining to combining lease and non-lease components for all asset classes. In addition, the Company elected not to apply the recognition requirements of ASC 842 to leases with terms of one year or less, and as such, recognition of lease payments for short-term leases are recognized in net income on a straight-line basis. See Note 19—Leases for additional information.

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
Concentrations of Market and Credit Risk
The future results of the Company’s operations will be affected by the market prices of crude oil, NGLs and natural gas. The availability of a ready market for crude oil, NGL and natural gas products in the future will depend on numerous factors beyond the Company’s control, including weather, imports, marketing of competitive fuels, proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of crude oil, NGLs and natural gas, the regulatory environment, the economic environment and other regional and political events, none of which can be predicted with certainty. Commodity prices have been volatile in recent years and could be volatile in the future. A substantial or extended decline in the price of crude oil could have a material adverse effect on the Company’s financial position, cash flows and results of operations.
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
The Company manages market and counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk. Financial instruments, which potentially subject the Company to credit risk, consist principally of cash balances and derivative financial instruments. The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally-insured limits. The Company has not experienced any significant losses from such investments. The Company attempts to limit the amount of credit exposure to any one financial institution or company. The Company believes the credit quality of its customers is generally high. In the normal course of business, letters of credit or parent guarantees are required for counterparties which management perceives to have a higher credit risk.
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil, NGL and natural gas prices. As of December 31, 2023, the Company utilized fixed-price swaps and collars to reduce the volatility of crude oil, NGL and natural gas prices on future expected production. See Note 7—Derivative Instruments for additional information.
The Company records all derivative instruments on the Consolidated Balance Sheets as either assets or liabilities measured at their estimated fair value. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all existing counterparty contracts provide for net settlement. The Company has not designated any derivative instruments as hedges for accounting purposes and does not enter into such instruments for speculative trading purposes. Gains and losses from valuation changes in commodity derivative instruments are reported in the other income (expense) section of the Company’s Consolidated Statements of Operations and as operating activities in the Company’s Consolidated Statement of Cash Flows. The Company’s cash flow is only impacted when the actual settlements under the derivative contracts result in making or receiving a payment to or from the counterparty. These cash settlements represent the cumulative gains and losses on the Company’s derivative instruments for the periods presented and do not include a recovery of costs that were paid to acquire or modify the derivative instruments that were settled. Cash settlements are reflected as investing activities in the Company’s Consolidated Statements of Cash Flows.
Derivative financial instruments that hedge the price of crude oil, NGL and natural gas are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. At December 31, 2023, the Company had derivatives in place with nine counterparties, all of which are secured parties under the Credit Facility (defined in Note 13—Long-Term Debt), which eliminates the need to post or receive collateral associated with its derivative positions. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from the counterparties to its commodity derivative contracts. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.
The Company’s derivative contracts are documented with industry-standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross-collateralization with the properties securing the Credit Facility (defined in Note 13—Long-Term Debt). As of December 31, 2023, the Company was in compliance with these requirements.
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
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. See Note 21—Commitments and Contingencies for additional information regarding the Company’s contingencies.
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
Equity-Based Compensation
The Company has the 2020 Long Term Incentive Plan (the “2020 LTIP”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, other stock-based awards, cash awards, performance awards or any combination of the foregoing. In connection with the Merger, the Company assumed the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “Whiting Equity Incentive Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and annual incentive awards or any combination of the foregoing.
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
The fair values of awards are determined based on the type of award and may utilize market prices on the date of grant (for service-based equity awards) or at the end of the reporting period (for liability-classified awards), Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of award. A Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. See Note 16—Equity-Based Compensation for additional information.
Any excess tax benefit arising from the Company’s equity-based compensation plans is recognized as a credit to income tax expense or benefit in the Company’s Consolidated Statements of Operations.
Treasury Stock
Treasury stock purchases are recorded at cost and represent shares of common stock repurchased under the Company’s share repurchase program.
Income Taxes
The Company’s provision for taxes includes both federal and state income taxes. The Company records its income taxes in accordance with FASB ASC 740 which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.
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
The Company also accounts for uncertainty in income taxes recognized in the financial statements in accordance with GAAP by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Authoritative guidance for accounting for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any uncertain tax positions outstanding and, as such, did not record a liability as of December 31, 2023 or 2022. All deferred tax assets and liabilities, along with any related valuation allowance, are classified as non-current on the Company’s Consolidated Balance Sheets.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This standard clarifies that single reportable segment entities are subject to the disclosure requirements under Topic 280 in its entirety. This ASU requires disclosure of significant segment expense categories that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of segment performance. Additionally, this ASU requires that public entities disclose the title and position of the CODM. The amendments in this standard extend certain annual disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s annual financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically relating to effective tax rate reconciliation and additional disclosures on income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s annual financial statement disclosures.

3. Revenue Recognition
Revenues associated with contracts with customers were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Crude oil revenues	$2,835,962	$2,366,995	$910,381
Purchased crude oil sales	709,817	511,020	247,252
NGL and natural gas revenues	296,449	609,301	289,875
Purchased NGL and natural gas sales	54,413	159,154	131,731
Other services revenues	—	324	687
Total revenues	$3,896,641	$3,646,794	$1,579,926
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
4. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	December 31,
	2023	2022

	(In thousands)
Inventory
Equipment and materials	$30,201	$21,097
Crude oil inventory	42,364	33,314
Total inventory	$72,565	$54,411

Long-term inventory
Linefill in third-party pipelines	$22,936	$22,009
Total long-term inventory	$22,936	$22,009
Total	$95,501	$76,420

5. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
	2023	2022

	(In thousands)
Accounts receivable, net
Trade and other accounts	$749,356	$661,121
Joint interest accounts	207,571	127,772
Total accounts receivable	956,927	788,893
Less: allowance for credit losses	(13,813)	(7,155)
Total accounts receivable, net	$943,114	$781,738

Revenues and production taxes payable
Royalties payable	$297,531	$368,574
Revenue suspense	266,704	203,388
Production taxes payable	40,469	36,002
Total revenue and production taxes payable	$604,704	$607,964

Accrued liabilities
Accrued oil and gas marketing	$165,141	$127,240
Accrued capital costs	122,260	76,747
Accrued lease operating expenses	107,606	73,714
Accrued general and administrative expenses	37,882	42,259
Current portion of asset retirement obligations	10,507	19,376
Accrued dividends	25,167	5,873
Other accrued liabilities	24,818	17,245
Total accrued liabilities	$493,381	$362,454
6. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO (see Note 14—Asset Retirement Obligations) and properties acquired in a business combination (see Note 9—Acquisitions) or upon impairment (see Note 8—Property, Plant and Equipment), at fair value on a non-recurring basis.
Financial Assets and Liabilities
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$11,312	$5,877	$17,189
Contingent consideration (see Note 7)	—	42,706	—	42,706
Investment in unconsolidated affiliate (see Note 12)	100,172	—	—	100,172
Total assets	$100,172	$54,018	$5,877	$160,067
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$14,926	$—	$14,926
Total liabilities	$—	$14,926	$—	$14,926

	Fair value at December 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$780	$—	$780
Contingent consideration (see Note 7)	—	60,920	—	60,920
Investment in unconsolidated affiliate (see Note 12)	130,575	—	—	130,575
Total assets	$130,575	$61,700	$—	$192,275
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$329,676	$14,694	$344,370
Total liabilities	$—	$329,676	$14,694	$344,370

Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps, collars and basis swaps are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company compares the valuation performed by the third-party preparer to counterparty valuation statements to assess the reasonableness of its valuation. The determination of the fair value also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded an adjustment to reduce the fair value of its net derivative liability for these contracts by $0.5 million at December 31, 2023 by $3.5 million at December 31, 2022. See Note 7—Derivative Instruments for additional information.
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
Contingent consideration. In June 2021, the Company completed the divestiture of oil and gas properties in the Texas region of the Permian Basin. In connection with the divestiture, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX West Texas Intermediate crude oil price index (“NYMEX WTI”) exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent

Consideration”). If NYMEX WTI for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Permian Basin Sale Contingent Consideration is determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs include NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. In January 2024, the Company received $25.0 million related to the 2023 earn-out payment. See Note 7—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. In connection with the OMP Merger (defined in Note 10—Divestitures), the Company received common units in Crestwood which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. On November 3, 2023, Energy Transfer completed their acquisition of Crestwood. The fair value of the Company’s investment was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at December 31, 2023 and Crestwood’s publicly traded common units at December 31, 2022. See Note 12—Investment in Unconsolidated Affiliate for additional information.
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
The Company utilizes derivative financial instruments including fixed-price swaps and two-way and three-way collars to manage risks related to changes in commodity prices. The Company’s fixed-price swaps are designed to establish a fixed price for the volumes under contract. Two-way collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the volumes under contract. Three-way collars are designed to establish a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold call strike price. The sold call establishes a maximum price (ceiling) for the volumes under contract. The Company may, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.
2021 derivative contract modifications. During 2021, the Company entered into a series of transactions with derivative counterparties to modify the swap price of certain commodity derivative contracts. The Company modified the strike price of its 2022 crude oil swap contracts to $70.00 per barrel from a weighted average price of $40.89 per barrel and its 2023 crude oil swap contracts to $50.00 per barrel from a weighted average price of $43.68 per barrel. The commodity contracts modified included total notional volumes of 6,935 MBbl which settled in 2022 and 5,110 MBbl which settled in 2023. The Company paid $220.9 million to modify these commodity derivative contracts, which is reflected as a cash outflow from investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.
At December 31, 2023, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2024	Two-way collars	4,660,000	Bbls			$64.31	$83.89
Crude oil	2024	Three-way collars	736,000	Bbls		$55.00	$71.25	$92.14
Crude oil	2024	Fixed-price swaps	366,000	Bbls	$69.27
Crude oil	2025	Two-way collars	1,181,000	Bbls			$60.00	$79.05
Crude oil	2025	Three-way collars	1,276,000	Bbls		$50.71	$65.71	$82.60
Natural gas	2025	Fixed-price swaps	651,600	MMBtu	$3.93
Subsequent to December 31, 2023, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Sub-Floor	Floor	Ceiling
Crude oil	2024	Two-way collars	825,000	Bbls		$66.65	$81.94
Crude oil	2025	Three-way collars	1,095,000	Bbls	$55.00	$70.00	$81.62
Crude oil	2026	Three-way collars	270,000	Bbls	$50.00	$65.00	$83.70
Transportation derivative contracts. The Company acquired two contracts in the Merger that provide for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of December 31, 2023, the term of one of these contracts expired. The remaining contract requires the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreement. As of December 31, 2023, the estimated fair value of the remaining contract was a $5.9 million asset, which was classified as a current derivative asset on the Company’s Consolidated Balance Sheet. As of December 31, 2022, the estimated fair value of these contracts was a $14.7 million liability, of which $11.9 million was classified as a current derivative liability and $2.8 million was classified as a non-current derivative liability on the Company’s Consolidated Balance Sheet. The Company records the changes in fair value of these contracts to gathering, processing and transportation (“GPT”) expenses on the Company’s Consolidated Statement of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 6—Fair Value Measurements for additional information.

Contingent consideration. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The fair value of the Permian Basin Sale Contingent Consideration was estimated to be $32.9 million as of the close date of the Permian Basin Sale (defined in Note 10—Divestitures). The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of December 31, 2023, the estimated fair value of the Permian Basin Sale Contingent Consideration was $42.7 million, of which $22.6 million was classified as a current derivative asset and $20.1 million was classified as a non-current derivative asset on the Consolidated Balance Sheet. See Note 6—Fair Value Measurements and Note 10—Divestitures for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Consolidated Statements of Operations for the periods presented:

		Year Ended December 31,
Derivative Instrument	Statement of Operations Location	2023	2022	2021

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$56,396	$(224,238)	$(601,591)
Commodity derivatives (buy/sell transportation contracts)	Gathering, processing and transportation expenses(1)	20,570	7,331	—
Contingent consideration	Net gain (loss) on derivative instruments	6,786	16,110	11,950
Contingent consideration	Gain on sale of assets, net	—	—	32,860
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded as a gain in GPT expenses for the year ended December 31, 2023.
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
The following tables summarize the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheets:

		December 31, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$20,647	$(11,769)	$8,878
Contingent consideration	Derivative instruments — current assets	22,614	—	22,614
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current assets	5,877	—	5,877
Commodity derivatives	Derivative instruments — non-current assets	16,760	(14,326)	2,434
Contingent consideration	Derivative instruments — non-current assets	20,092	—	20,092
Total derivatives assets		$85,990	$(26,095)	$59,895

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$25,978	$(11,769)	$14,209
Commodity derivatives	Derivative instruments — non-current liabilities	15,043	(14,326)	717
Total derivatives liabilities		$41,021	$(26,095)	$14,926

		December 31, 2022
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Offset Amount	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$10,194	$(9,414)	$780
Contingent consideration	Derivative instruments — current assets	22,955	—	22,955
Contingent consideration	Derivative instruments — non-current assets	37,965	—	37,965
Total derivatives assets		$71,114	$(9,414)	$61,700
Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$339,090	$(9,414)	$329,676
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current liabilities	11,865	—	11,865
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — non-current liabilities	2,829	—	2,829
Total derivatives liabilities		$353,784	$(9,414)	$344,370
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2023	2022

	(In thousands)
Proved oil and gas properties	$6,220,766	$5,089,185
Less: Accumulated depletion	(1,035,393)	(461,175)
Proved oil and gas properties, net	5,185,373	4,628,010
Unproved oil and gas properties	99,477	30,936
Other property and equipment	49,051	72,973
Less: Accumulated depreciation and impairment	(19,223)	(20,576)
Other property and equipment, net	29,828	52,397
Total property, plant and equipment, net	$5,314,678	$4,711,343
Impairment
The Company reviews its property, plant and equipment for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. If events occur that indicate an asset group may not be recoverable, the asset group is tested for recoverability.
Proved oil and gas properties. The Company estimates the expected undiscounted future cash flows of its proved oil and gas properties by field and then compares such amount to the carrying amount of the proved oil and gas properties in the applicable field to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company adjusts the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production volume estimates, the timing and pace of development, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows. These assumptions represent Level 3 inputs, as further discussed under Note 6—Fair Value Measurements. During the year ended December 31, 2023, the Company recorded impairment charges of $5.6 million, primarily related to the Non-core Asset Sales (defined in Note 10—Divestitures). For the years ended 2022 and 2021, the Company did not record impairment of proved oil and gas properties.
Unproved oil and gas properties. For the years ended December 31, 2023, 2022 and 2021, the Company did not record impairment of unproved oil and gas properties.

Other property and equipment. The Company reviews its other property and equipment for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. For the years ended December 31, 2023, 2022 and 2021, the Company did not record impairment of other property and equipment.
9. Acquisitions
2023 Acquisition
On May 22, 2023, the Company announced that a wholly-owned subsidiary of the Company had entered into a definitive agreement to acquire approximately 62,000 net acres in the Williston Basin from XTO Energy Inc. and affiliates, each a subsidiary of Exxon Mobil Corporation (collectively “XTO”), for total cash consideration of $375.0 million, subject to customary purchase price adjustments (the “2023 Williston Basin Acquisition”). The effective date of the 2023 Williston Basin Acquisition was April 1, 2023.
On June 30, 2023, the Company completed the 2023 Williston Basin Acquisition for total cash consideration of $361.6 million, including a deposit of $37.5 million paid to XTO upon execution of the purchase and sale agreement and $324.1 million paid to XTO at closing (including customary purchase price adjustments). The Company funded the 2023 Williston Basin Acquisition with cash on hand. The 2023 Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with ASC 805. The post-acquisition operating results and pro forma revenue and earnings for the 2023 Williston Basin Acquisition were not material to the Company’s consolidated financial statements and have therefore not been presented.
Purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the 2023 Williston Basin Acquisition at their estimated fair value on June 30, 2023 of $361.6 million. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of the 2023 Williston Basin Acquisition required judgement and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on June 30, 2023. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after June 30, 2023, which may result in a different allocation than what is presented in the tables below. As of December 31, 2023, the purchase price was finalized with an immaterial adjustment to the preliminary purchase price allocation.

Purchase Price Consideration
(In thousands)
Cash consideration transferred	$361,609

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Oil and gas properties	$367,672
Inventory	1,844
Total assets acquired	$369,516

Liabilities assumed:
Asset retirement obligations	$6,771
Revenue and production taxes payable	1,136
Total liabilities assumed	$7,907

Net assets acquired	$361,609
2022 Acquisitions
On March 7, 2022, Oasis and Whiting entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provided for, among other things, the combination of Oasis and Whiting in a merger of equals transaction. On July 1, 2022, the Company completed the Merger with Whiting and issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting stockholders. Also on July 1, 2022 and pursuant to the Merger Agreement, the Company (i) assumed the outstanding Whiting Series A Warrants and Whiting Series B Warrants, (ii) assumed the outstanding Whiting equity-based compensation awards and (iii) paid cash to satisfy and discharge in full the Whiting credit facility.
Purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Merger at their estimated fair value on July 1, 2022 of $2.8 billion. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of Whiting required judgement and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its preliminary allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on July 1, 2022. As of December 31, 2023, the purchase price was finalized with no adjustment to the preliminary purchase price allocation.

Purchase Price Consideration

(In thousands)
Common stock issued to Whiting stockholders(1)	$2,478,036
Cash paid to Whiting stockholders(1)	245,436
Replacement of Whiting Series A Warrants and Whiting Series B Warrants(2)	79,774
Replacement of Whiting equity-based compensation awards(3)	27,402
Cash paid to settle Whiting credit facility(4)	2,154
Total consideration transferred	$2,832,802
__________________
(1)     The Company issued 22,671,871 shares of common stock and paid $245.4 million of cash to Whiting stockholders as Merger consideration. Each holder of Whiting common stock received 0.5774 shares of common stock as share consideration and $6.25 of cash as cash consideration. The fair value of the common stock issued was based on the closing price of the Company’s common stock on July 1, 2022 of $109.30. See Note 17—Stockholders’ Equity for additional information.
(2)    The Company assumed (i) 4,833,455 Whiting Series A Warrants and (ii) 2,418,832 Whiting Series B Warrants. The replacement of Whiting Series A and B Warrants was based on the closing price of the warrants on July 1, 2022 of $11.25 and $10.50, respectively. See Note 17—Stockholders’ Equity for additional information.
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

In addition, the Company recorded an assumed liability of $55.0 million in accrued liabilities on the Consolidated Balance Sheet as of July 1, 2022 related to a loss contingency from a legal proceeding with Arguello Inc. and Freeport-McMoRan Oil & Gas LLC that the Company determined was both probable and reasonably estimable under FASB ASC 450-20, Loss Contingencies as of the consummation of the Merger. See Note 21—Commitments and Contingencies for additional information.
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
2021 Acquisitions
2021 Williston Basin Acquisition. On October 21, 2021, the Company completed the acquisition of approximately 95,000 net acres in the Williston Basin, effective April 1, 2021, from QEP Energy Company (“QEP”), a wholly-owned subsidiary of Diamondback Energy Inc., for total cash consideration of $585.8 million (the “2021 Williston Basin Acquisition”). The Company paid a deposit to QEP of $74.5 million on May 3, 2021 and $511.3 million at closing on October 21, 2021. The Company funded the 2021 Williston Basin Acquisition with cash on hand, including proceeds from the Permian Basin Sale (defined in Note 10—Divestitures) and the Senior Notes (defined in Note 13—Long-Term Debt).
The 2021 Williston Basin Acquisition was accounted for as an asset acquisition under ASC 805, since substantially all of the fair value of the assets acquired related to proved oil and gas properties. The Company applied the cost accumulation model under ASC 805, and as such, recognized the assets acquired in the 2021 Williston Basin Acquisition at cost, including transaction costs, on a relative fair value basis. There were no material deferred income taxes from the 2021 Williston Basin Acquisition, as the tax basis of the assets acquired and liabilities assumed was equal to the book basis at closing.
10. Divestitures
2023 Divestitures
Non-core properties. During the year ended December 31, 2023, the Company entered into separate agreements with multiple buyers to sell a vast majority of its non-core properties located outside of the Williston Basin (the “Non-core Asset Sales”). As of December 31, 2023, the Company completed these Non-core Asset Sales and received total net cash proceeds (including purchase price adjustments) of $39.1 million, subject to customary post-closing adjustments. During the year ended December 31, 2023, the Company recorded a pre-tax net loss on sale of assets of $8.4 million for the Non-core Asset Sales.
During the year ended December 31, 2023, the Company recorded an impairment loss of $5.6 million to adjust the carrying value of the assets held for sale to their estimated fair value less costs to sell. The impairment loss was recorded within exploration and impairment expenses on the Consolidated Statements of Operations.
Other divestitures. In addition, during the year ended December 31, 2023, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $12.1 million.

2022 Divestitures
OMP Merger. On February 1, 2022, the Company completed the merger of Oasis Midstream Partners LP (“OMP”), a master limited partnership formed by the Company to own, develop, operate and acquire midstream assets in North America, and OMP GP, the general partner of OMP, with Crestwood and Crestwood Equity GP LLC, a Delaware limited liability company, and Crestwood GP, the general partner of Crestwood. The Company merged OMP into a subsidiary of Crestwood and exchanged all of its OMP common units and all of the limited liability company interests of OMP GP for $160.0 million in cash and 20,985,668 common units of Crestwood (the “OMP Merger”). The OMP Merger represented a strategic shift for the Company and qualified for reporting as discontinued operations under ASC 205-20. See Note 11—Discontinued Operations for additional information.
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
Prior to the OMP Merger, OMP’s long-term debt consisted of $203.0 million of borrowings outstanding and $5.5 million of outstanding letters of credit issued under the OMP Credit Facility and $450.0 million of 8.00% senior unsecured notes due April 1, 2029 (the “OMP Senior Notes”). Upon consummation of the OMP Merger on February 1, 2022, Crestwood assumed the obligations pursuant to the OMP Senior Notes and paid in full all amounts due under the OMP Credit Facility.
The Company had previously entered into several long-term, fee-based contractual arrangements with OMP for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services; (ii) crude oil gathering, terminaling and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater distribution services. In connection with the closing of the OMP Merger, these contracts were assigned to Crestwood, and the Company has continuing cash outflows to Crestwood for these services. On November 3, 2023, Energy Transfer completed their acquisition of Crestwood, and holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood unit held. See Note 12—Investment in Unconsolidated Affiliate for additional information.
Rio Blanco County Divestiture. On July 14, 2022, the Company completed the divestiture of its interests in various assets, including producing wells and an equity interest in a pipeline in Rio Blanco County, Colorado, for an aggregate sales price of $8.0 million (the “Rio Blanco County Divestiture”). No gain or loss was recognized for this sale. The net assets from the Rio Blanco County Divestiture were measured at fair value and classified as held-for-sale upon consummation of the Merger on July 1, 2022.
2021 Divestitures
Permian Basin Sale. On May 20, 2021, Oasis Petroleum Permian LLC (“OP Permian”), a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Permian Basin Sale PSA”) with Percussion Petroleum Operating II, LLC (“Percussion”). Pursuant to the Permian Basin Sale PSA, OP Permian agreed to sell to Percussion its remaining upstream assets in the Texas region of the Permian Basin with an effective date of March 1, 2021, for an aggregate purchase price of $450.0 million (the “Permian Basin Sale”). The aggregate purchase price consisted of $375.0 million in cash at closing and up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 (see Note 6—Fair Value Measurements for additional information). The Company completed the Permian Basin Sale on June 29, 2021 and received cash proceeds of $342.3 million. In addition, the Company divested certain wellbore interests in the Texas region of the Permian Basin to separate buyers in the second quarter of 2021 and received cash proceeds of $30.0 million.
Well services. On March 22, 2021, the Company completed the sale of certain well services equipment and inventory in connection with its 2020 exit from the well services business for total consideration of $5.5 million, comprised of cash proceeds of $2.6 million and a $2.9 million promissory note. As of December 31, 2023, the remaining principal balance on the promissory note was immaterial.
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
11. Discontinued Operations
The OMP Merger qualified for reporting as discontinued operations on February 1, 2022, in accordance with ASC 205-20. There were no discontinued operations for the year ended December 31, 2023.

Consolidated Statements of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the periods presented:

	Year Ended December 31,

	(In thousands)
	2022	2021
Revenues
Oil and gas revenues	$—	$1,013
Purchased oil and gas sales(1)	(13,364)	(131,369)
Midstream revenues	23,271	254,228
Total revenues	9,907	123,872
Operating expenses
Lease operating expenses(1)	(4,535)	(62,142)
Midstream expenses	13,224	122,040
Gathering, processing and transportation expenses (1)	(3,555)	(49,795)
Purchased oil and gas expenses(1)	(12,506)	(125,709)
Depreciation, depletion and amortization	—	31,868
Impairment	—	2
General and administrative expenses(1)	3,314	4,193
Total operating expenses	(4,058)	(79,543)
Gain on sale of assets	518,900	—
Operating income	532,865	203,415
Other expense
Interest expense, net of capitalized interest	(3,685)	(36,945)
Other expense	(93)	(115)
Total other expense, net	(3,778)	(37,060)
Income from discontinued operations before income taxes	529,087	166,355
Income tax expense(2)	(101,080)	(17)
Income from discontinued operations, net of income tax	428,007	166,338
Net income attributable to non-controlling interests	2,311	35,696
Income from discontinued operations attributable to Chord, net of income tax	$425,696	$130,642
__________________
(1)Includes discontinued intercompany eliminations.
(2)The Company applied the intraperiod tax allocation rules in accordance with FASB ASC 740-20, Intraperiod Tax Allocation (“ASC 740-20”) to determine the allocation of tax expense between continuing operations and discontinued operations. ASC 740-20 generally requires the allocation of tax expense to be based on a comparative calculation of tax expense with and without income from discontinued operations. During the year ended December 31, 2022, the Company released a portion of its valuation allowance (see Note 15—Income Taxes for additional information) and allocated the majority of the income tax benefit associated with this valuation allowance release to continuing operations. The total tax expense associated with the OMP Merger was partially offset by the release of the Company’s valuation allowance allocated to discontinued operations, resulting in a tax expense of $101.1 million attributable to discontinued operations during the year ended December 31, 2022.
Consolidated Statements of Cash Flows
There was no DD&A from discontinued operations included in “Cash flows from operating activities” for the year ended December 31, 2022. DD&A from discontinued operations of $31.9 million was included in “Cash flows from operating activities” for the year ended December 31, 2021. Capital expenditures attributable to discounted operations included in “Cash flows used in investing activities” were $6.1 million for the year ended December 31, 2022 and $38.5 million for the year ended December 31, 2021. There were no significant non-cash activities from discontinued operations for the periods presented.

12. Investment in Unconsolidated Affiliate
On February 1, 2022, the Company completed the OMP Merger and received 20,985,668 Crestwood common units. In August 2023, Crestwood and Energy Transfer entered into a definitive merger agreement to which Energy Transfer would acquire Crestwood. On November 3, 2023, Energy Transfer completed their acquisition of Crestwood, and holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood unit held. The Company has continued to record its investment in Energy Transfer using the fair value option. Additionally, no gain or loss was recorded in the Consolidated Statements of Operations as a result of this merger. As of December 31, 2023 and 2022, the fair value of the Company’s investment was $100.2 million and $130.6 million, respectively. As of December 31, 2023, the Company owned less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Consolidated Balance Sheet.
During the year ended December 31, 2023, the Company recorded a net gain of $21.3 million on its investment, primarily comprised of a realized gain for cash distributions received of $10.8 million and an unrealized gain for the change in fair value of the investment of $8.4 million. During the year ended December 31, 2022, the Company recorded an unrealized loss for the change in the fair value of its investment of $52.5 million, a realized gain of $43.0 million for the sale of 16,000,000 common units and a realized gain of $43.9 million for cash distributions from Crestwood for the Company’s ownership of common units.
Related Party Transactions
For the year ended December 31, 2022, related party transactions with Crestwood totaled $15.7 million of revenues, $69.5 million of lease operating expenses and $56.6 million of GPT expenses. On September 12, 2022, the Company sold an aggregate of 16,000,000 common units of Crestwood in separate transactions and received net proceeds of $428.2 million. The sale reduced the Company’s ownership of Crestwood’s issued and outstanding common units below 5%. As such, Crestwood was no longer considered a related party as of December 31, 2022.
13. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,
	2023	2022

	(In thousands)
Senior secured revolving line of credit	$—	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(4,098)	(5,791)
Total long-term debt, net	$395,902	$394,209
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) with a $2.5 billion borrowing base and $1.0 billion of elected commitments that matures on July 1, 2027. At December 31, 2023, the Company had no borrowings outstanding and $8.9 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $991.1 million. At December 31, 2022, the Company had no borrowings outstanding and $6.4 million of outstanding letters of credit issued under the Credit Facility. For the years ended December 31, 2023 and 2022, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.1% and 4.6%, respectively. The Company was in compliance with the financial covenants under the Credit Facility at December 31, 2023.
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

Total Revolving Commitment Utilization Percentage	ABR Loans	SOFR Loans	Commitment Fee
Less than 25%	0.75%	1.75%	0.375%
Greater than or equal to 25% but less than 50%	1.00%	2.00%	0.375%
Greater than or equal to 50% but less than 75%	1.25%	2.25%	0.500%
Greater than or equal to 75% but less than 90%	1.50%	2.50%	0.500%
Greater than or equal to 90%	1.75%	2.75%	0.500%
The Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on April 1 and October 1 of each year, with one interim redetermination available to each of the Company and the administrative agent between scheduled redeterminations during any 12-month period.
In connection with the consummation of the Merger on July 1, 2022, the Company entered into the Amended and Restated Credit Agreement. The Company completed two amendments to the Amended and Restated Credit Agreement during 2023, as follows: (i) on May 2, 2023, the Company completed its semi-annual borrowing base redetermination and entered into the Third Amendment to Amended and Restated Credit Agreement to reduce the borrowing base to $2.5 billion from $2.75 billion; and (ii) on October 31, 2023, the Company completed its semi-annual borrowing base redetermination and entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things (i) reaffirmed the borrowing base of $2.5 billion and maintained the aggregate amount of elected commitments of $1.0 billion and (ii) permits the borrower to incur term loans in addition to the revolving loans provided under the Amended and Restated Credit Agreement, subject to terms to be agreed with the lenders making such term loans and to the terms of the Amended and Restated Credit Agreement. The next scheduled redetermination is expected to occur in or around April 2024.
A portion of the Credit Facility, in an aggregate amount not to exceed $100.0 million, may be used for the issuance of letters of credit. Additionally, the Credit Facility provides the ability for the Company to request swingline loans subject to a swingline loans sublimit of $50.0 million.
Borrowings under the Credit Facility are collateralized by perfected first priority liens and security interests on substantially all of the assets of Chord, as parent, Oasis Petroleum North America LLC (“OPNA”), as borrower, and certain of the Company’s subsidiaries, as guarantors, including mortgage liens on oil and gas properties having at least 85% of the reserve value as determined by reserve reports.
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
Senior unsecured notes. At December 31, 2023, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). The Senior Notes were issued in a private placement on June 9, 2021 at par and resulted in net proceeds of $391.6 million, after deducting the underwriters’ discounts, commissions and other expenses. The Company recorded deferred financing costs of $8.4 million, which are being amortized over the term of the Senior Notes. The proceeds were used to fund a portion of the 2021 Williston Basin Acquisition consideration. See Note 9—Acquisitions for additional information.
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
The indentures governing the Senior Notes restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred stock, (iii) create liens, (iv) sell assets, (v) enter into agreements that restrict dividends or other payments by restricted subsidiaries, (vi) consolidate, merge or transfer all or substantially all of the Company’s assets with another company, (vii) enter into transactions with affiliates, (viii) pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by two out of the three rating agencies and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Company will cease to be subject to such covenants. The Company was in compliance with the terms of the indentures for the Senior Notes as of December 31, 2023.
The fair value of the Senior Notes, which are publicly traded and represent a Level 1 fair value measurement, was $400.0 million and $389.6 million at December 31, 2023 and December 31, 2022, respectively.
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
Bridge facility. On May 3, 2021, the Company entered into a commitment letter to provide for a senior secured second lien facility and incurred a fee of $7.8 million, which was recorded to interest expense on the Company’s Consolidated Statement of Operations for the year ended December 31, 2022. The senior secured second lien facility was terminated prior to being drawn.
14. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO:

	Year Ended December 31,
	2023	2022

	(In thousands)
Asset retirement obligation — beginning of period	$165,405	$62,416
Liabilities incurred during period	1,238	852
Liabilities incurred through acquisitions	6,771	87,265
Liabilities settled during period	(4,389)	(4,532)
Liabilities settled through divestitures	(31,844)	(8,535)
Accretion expense during period	11,183	7,613
Revisions to estimates	17,182	20,326
Asset retirement obligation — end of period	$165,546	$165,405

At December 31, 2023 and 2022, the current portion of the total ARO balance was approximately $10.5 million and $19.4 million, respectively, and is included in accrued liabilities on the Company’s Consolidated Balance Sheets.

15. Income Taxes
The Company’s income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current:
Federal	$15,877	$7,127	$—
State	3,824	883	4
Total current tax expense	19,701	8,010	4
Deferred:
Federal	264,154	(46,767)	(977)
State	31,394	(8,127)	—
Total deferred tax expense (benefit)	295,548	(54,894)	(977)
Total income tax expense (benefit)	$315,249	$(46,884)	$(973)
The reconciliation of income taxes from continuing operations calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate is set forth below:

	Year Ended December 31,
	2023		2022		2021

	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	21.0%	$281,196	21.0%	$291,068	21.0%	$39,477
State income taxes, net of federal income tax benefit	2.6%	35,219	2.6%	36,156	3.0%	5,679
Non-deductible executive compensation	0.4%	5,999	0.7%	9,204	1.3%	2,510
Change in valuation allowance	—%	—	(27.2)%	(377,233)	(71.7)%	(134,713)
Discharge of debt and nondeductible professional fees	—%	—	—%	—	46.3%	87,070
Other	(0.5)%	(7,165)	(0.5)%	(6,079)	(0.4)%	(996)
Annual effective tax expense (benefit)	23.5%	$315,249	(3.4)%	$(46,884)	(0.5)%	$(973)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$318,145	$316,085
Derivative instruments	—	72,761
Bonus and equity-based compensation	14,324	9,806
Other deferred tax assets	17,469	7,863
Total deferred tax assets	349,938	406,515
Less: Valuation allowance	(9,266)	(9,617)
Total deferred tax assets, net	$340,672	$396,898
Deferred tax liabilities
Oil and natural gas properties	$367,046	$117,995
Derivative instruments	3,638	—
Investment in partnerships	54,452	69,867
Other deferred tax liabilities	10,858	8,810
Total deferred tax liabilities	$435,994	$196,672
Total deferred tax assets (liabilities), net	$(95,322)	$200,226
The Company’s effective tax rate for the year ended December 31, 2023 was 23.5% of pre-tax income from continuing operations, as compared to an effective tax rate of (3.4)% of pre-tax income from continuing operations for the year ended December 31, 2022. The effective tax rate from continuing operations for the year ended December 31, 2023 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes. The effective tax rate from continuing operations for the year ended December 31, 2022 was lower than the statutory federal rate of 21% primarily as a result of the Company’s valuation allowance, the substantial majority of which was released as of December 31, 2022. This benefit was partially offset by the impacts of state income taxes.
As of December 31, 2023, the Company had gross U.S. federal net operating loss (“NOL”) carryforwards of $1,087 million, of which approximately $988.7 million will not expire and $98.3 million will expire from 2032 to 2037. In addition, the Company had gross state NOL carryforwards of $2,406 million as of December 31, 2023, which expire between 2024 and 2042. The Company and Whiting both experienced an “ownership change” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), in the past, including as a result of the Merger. Accordingly, under Section 382 of the Code, the Company’s NOL carryforwards and other tax attributes (collectively, “Tax Benefits”) are subject to various limitations going forward. However, the limitations applicable under Section 382 of the Code resulting from the Merger are not expected to have a material impact on the realizability of the Company’s deferred tax assets.
Tax Benefits are recorded as an asset to the extent that management assesses the utilization of such Tax Benefits to be more likely than not, and when the future utilization of some portion of the Tax Benefits is determined not to be more likely than not, then a valuation allowance is provided to reduce the Tax Benefits from such assets.
The Company’s estimated valuation allowance as of December 31, 2023 was $9.3 million, which relates to state NOL carryforwards, and is approximately consistent with the valuation allowance as of December 31, 2022.
Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company had no unrecognized tax benefits as of December 31, 2023 and 2022. With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statements of Operations. The Company files a U.S. federal income tax return and income tax returns in the various states where it operates. As the Company has NOL carryforwards from previous tax years, of which the earliest relate to the 2012 tax year, the Internal Revenue Service (“IRS”) may examine the Company’s loss years back to the 2012 tax year.
In the fourth quarter of 2022, the Company filed a non-automatic method change with the IRS to change the method of accounting for losses on undeveloped oil and gas leases that have expired for an entity acquired as part of the Merger. The method change was subsequently approved by the IRS in 2023, resulting in additional tax deductions on the 2022 tax return.

16. Equity-Based Compensation
The Company has granted equity-based compensation awards under the 2020 LTIP. In accordance with the FASB’s authoritative guidance for share-based payments, the Company accounts for awards that settle in shares of common stock as equity-classified awards and awards that settle in cash as liability-classified awards.
Equity-based compensation expense from continuing operations is recognized in general and administrative expenses on the Company’s Consolidated Statements of Operations, and equity-based compensation expense from discontinued operations is recognized in discontinued operations, net of income tax on the Company’s Consolidated Statements of Operations. The Company recognized $46.1 million, $61.2 million and $14.7 million in equity-based compensation expenses related to equity-classified awards that were attributable to continued operations during the years ended December 31, 2023, 2022 and 2021, respectively. Equity-based compensation expenses related to liability-classified awards that were attributable to continued operations were $3.4 million, $4.9 million and $0.5 million during the years ended December 31, 2023, 2022 and 2021, respectively. Stock-based compensation expense related to equity-classified awards that was attributable to discontinued operations was immaterial during the years ended December 31, 2023, 2022 and 2021.
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
Restricted stock units. The Company has granted RSUs to employees and non-employee directors. RSUs are contingent shares with a service-based vesting condition. The RSUs granted to employees vest following a graded vesting schedule and vest ratably each year over a three-year or four-year period. The RSUs granted to non-employee directors vest over a one-year period. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. The Company recognizes compensation expense under the straight-line method over the requisite service period.
The following table summarizes information related to RSUs held by employees and non-employee directors of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2022	421,583	$88.26
Granted	161,875	137.43
Vested	(310,683)	104.24
Forfeited	(9,716)	107.65
Non-vested shares outstanding December 31, 2023	263,059	$98.94
The fair value of awards vested was $42.4 million and $62.3 million for the years ended December 31, 2023 and 2022, respectively. The weighted average grant date fair value of RSUs was $137.43 per share and $144.16 per share for the years ended December 31, 2023 and 2022, respectively. Unrecognized expense as of December 31, 2023 for all outstanding RSUs was $15.3 million and will be recognized over a weighted average period of approximately 1.9 years.
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
The following table summarizes information related to PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2022	373,141	$92.53
Granted	—	—
Vested	(283,925)	98.28
Forfeited	(10,273)	109.30
Non-vested shares outstanding December 31, 2023	78,943	$69.67

The fair value of awards vested was $46.3 million and $16.6 million for the years ended December 31, 2023 and 2022, respectively. No PSUs were granted during the years ended December 31, 2023 and 2022. Unrecognized expense as of December 31, 2023 for all outstanding PSUs was $1.1 million and will be recognized over a weighted average period of approximately 1.2 years.
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
The following table summarizes information related to LSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2022	497,037	$84.59
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested shares outstanding December 31, 2023	497,037	$84.59
No awards vested for the year ended December 31, 2023. The fair value of awards vested was $31.5 million for the year ended December 31, 2022. No LSUs were granted during the years ended December 31, 2023 and 2022. Unrecognized expense as of December 31, 2023 for all outstanding LSUs was $2.0 million and will be recognized over a weighted average period of approximately 1.0 year.

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
The following table summarizes information related to phantom unit awards held by employees of the Company:

	Phantom Unit Awards	Weighted Average Grant Date Fair Value per Share
Non-vested phantom unit awards outstanding December 31, 2022	7,868	$135.91
Granted	9,919	166.23
Vested	(7,100)	149.26
Forfeited	(644)	156.38
Non-vested phantom unit awards outstanding December 31, 2023	10,043	$165.87
The fair value of vested phantom unit awards was $1.1 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. Unrecognized expense as of December 31, 2023 for all outstanding phantom unit awards was $1.2 million and will be recognized over a weighted average period of approximately 2.1 years.

17. Stockholders’ Equity
Dividends
The following table summarizes the Company’s fixed and variable dividends declared by quarter for the years ended December 31, 2023 and 2022:

	Rate per Share
	Base	Variable	Special	Total	Total Dividends Declared

					(In thousands)
Q4 2023	$1.250	$1.250	$—	$2.500	$107,867
Q3 2023	1.250	0.110	—	1.360	58,374
Q2 2023	1.250	1.970	—	3.220	137,507
Q1 2023	1.250	3.550	—	4.800	204,884
Total	$5.000	$6.880	$—	$11.880	$508,632

Q4 2022	$1.250	$2.420	$—	$3.670	$157,673
Q3 2022	1.250	—	—	1.250	70,242
Q2 2022	0.585	2.940	15.000	18.525	379,369
Q1 2022	0.585	3.000	—	3.585	73,074
Total	$3.670	$8.360	$15.000	$27.030	$680,358
Total dividends declared in the table above includes (i) $14.4 million and $41.6 million associated with dividend equivalent rights on unvested equity-based compensation awards for the year ended December 31, 2023 and 2022, respectively, and (ii) a special dividend of $15.00 per share of common stock declared in connection with the Merger (the “Special Dividend”), or $307.4 million in aggregate, that was paid on July 8, 2022 to stockholders of record as of June 29, 2022. The Special Dividend was accounted for separately from the Merger and recognized as a reduction of retained earnings during the second quarter of 2022, which was the period when the Special Dividend was declared.
As of December 31, 2023, the Company had dividends payable of $37.6 million related to dividend equivalent rights accrued on equity-based compensation awards, including $23.8 million that was recorded under accrued liabilities and $13.8 million that was recorded under other liabilities on the Consolidated Balance Sheet.
On February 21, 2024, the Company declared a base-plus-variable cash dividend of $3.25 per share of common stock. The dividend will be payable on March 19, 2024 to shareholders of record as of March 5, 2024.
Share Repurchase Program
The Company’s Board of Directors authorized a share repurchase program in October 2023 of up to $750 million of the Company’s common stock. This program replaces previous share repurchase programs of up to (i) $300 million of the Company’s common stock authorized in August 2022, and (ii) $150 million of the Company’s common stock authorized in February 2022.
During the year ended December 31, 2023, the Company repurchased 1,533,791 shares of common stock at a weighted average price of $157.08 per common share for a total cost of $240.9 million, excluding accrued excise tax of $0.4 million, under both of the August 2022 and October 2023 share repurchase programs. As of December 31, 2023, there was $683.0 million of capacity remaining under the Company’s $750 million program.
During the year ended December 31, 2022, the Company repurchased 1,378,070 shares of common stock at a weighted average price of $110.24 per common share for a total cost of $151.9 million under both of the February and August 2022 share repurchase programs.
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
Chord warrants. The following table summarizes the Company’s outstanding warrants as of December 31, 2023:

	Warrants(1)	Exercise Price(2)

Legacy Oasis	575,717	$75.57
Legacy Whiting - Series A	1,318,369	$116.37
Legacy Whiting - Series B	1,338,568	$133.70
Total	3,232,654
__________________
(1)Represents the number of warrants in terms of shares of Chord common stock.
(2)The exercise price of legacy Whiting warrants was adjusted in accordance with the Merger Agreement.

During the year ended December 31, 2023, there were 1,746,859 warrants exercised.

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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Net income from continuing operations	$1,023,779	$1,430,463	$188,960
Distributed and undistributed earnings from continuing operations allocated to participating securities	(3,370)	(182)	—
Net income from continuing operations attributable to common stockholders (basic)	1,020,409	1,430,281	188,960
Reallocation of distributed and undistributed earnings from continuing operations allocated to participating securities	76	6	—
Net income from continuing operations attributable to common stockholders (diluted)	$1,020,485	$1,430,287	$188,960

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	41,490	30,497	19,792
Dilutive effect of share-based awards	944	1,134	856
Dilutive effect of warrants	964	620	—
Diluted weighted average common shares outstanding	43,398	32,251	20,648

Basic earnings per share from continuing operations	$24.59	$46.90	$9.55
Diluted earnings per share from continuing operations	$23.51	$44.35	$9.15

Anti-dilutive weighted average common shares:
Potential common shares	3,709	2,901	2,144

For the years ended December 31, 2023, 2022 and 2021, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.

Basic earnings per share from discontinued operations was 13.96 for the year ended December 31, 2022 and 6.60 for the year ended December 31, 2021. Diluted earnings per share from discontinued operations was 13.20 for the year ended December 31, 2022 and 6.33 for the year ended December 31, 2021.
19. Leases
The Company’s long-term leases consist primarily of office space, vehicles and other property and equipment used in its operations. The components of lease costs attributable to continuing operations were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Operating lease costs	$9,853	$11,292	$2,966
Variable lease costs(1)	13,391	8,562	1,737
Short-term lease costs	56,100	25,716	8,244
Sublease income	(199)	—	—
Finance lease costs:
Amortization of ROU assets	1,367	1,342	1,578
Interest on lease liabilities	126	65	86
Total lease costs	$80,638	$46,977	$14,611
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
As of December 31, 2023, maturities of the Company’s lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2024	$14,880	$1,025
2025	7,997	913
2026	5,100	684
2027	2,116	352
2028	2,010	17
Thereafter	3,425	—
Total future lease payments	35,528	2,991
Less: Imputed interest	3,548	249
Present value of future lease payments	$31,980	$2,742

Supplemental balance sheet information related to the Company’s leases were as follows:

	Balance Sheet Location	December 31, 2023	December 31, 2022

		(In thousands)
Assets
Operating lease assets(1)	Operating right-of-use assets	$21,343	$23,875
Finance lease assets(2)(3)	Other assets	2,748	1,803
Total lease assets		$24,091	$25,678
Liabilities
Current
Operating lease liabilities(1)	Current operating lease liabilities	$13,258	$9,941
Finance lease liabilities(3)	Other current liabilities	916	1,012
Long-term
Operating lease liabilities(1)	Operating lease liabilities	18,667	13,266
Finance lease liabilities(3)	Other liabilities	1,881	789
Total lease liabilities		$34,722	$25,008
___________________
(1)The Company acquired certain operating leases for office buildings and operating equipment in connection with the Merger. As of December 31, 2022, these included operating lease assets of $14.5 million, current operating lease liabilities of $2.5 million and long-term operating lease liabilities of $11.9 million.
(2)Finance lease ROU assets are recorded net of accumulated amortization of $1.2 million as of December 31, 2023 and $1.6 million as of December 31, 2022.
(3)The Company acquired certain finance leases for vehicles in connection with the Merger. As of December 31, 2022, these included finance lease assets of $1.4 million, current finance lease liabilities of $0.8 million and long-term finance lease liabilities of $0.6 million.
In the first quarter of 2023, the Company began negotiations to sublease a portion of its Denver corporate office. As a result of an offer received and the overall market conditions, the Company recorded an asset impairment charge of $17.5 million, during the year ended December 31, 2023. This asset impairment charge primarily consisted of $12.1 million related to the amount by which the carrying value of the ROU asset exceeded the fair value and $5.5 million related to the remaining leasehold improvements within property, plant and equipment on the Consolidated Balance Sheet. The Company estimated the fair value of the ROU asset using an income approach based on the net present value of the expected sublease rental income during the sublease term. The ROU asset impairment charge is recorded within exploration and impairment on the Consolidated Statements of Operations.
Supplemental cash flow information and non-cash transactions related to the Company’s leases were as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,627	$15,843	$3,420
Operating cash flows from finance leases	160	57	62
Financing cash flows from finance leases	1,702	1,299	1,161
ROU assets obtained in exchange for lease obligations
Operating leases(1)	$22,201	$20,164	$14,140
Finance leases(2)	2,307	2,659	127
___________________
(1)The year ended December 31, 2022 includes $15.8 million related to operating leases acquired in the Merger. The year ended December 31, 2021 includes $12.3 million related to operating leases acquired in the 2021 Williston Basin Acquisition.
(2)The year ended December 31, 2022 includes $2.1 million related to finance leases acquired in the Merger.

Weighted-average remaining lease terms and discount rates for the Company’s leases were as follows:

	December 31,
	2023	2022
Operating Leases
Weighted average remaining lease term	3.6 years	4.6 years
Weighted average discount rate	6.3%	4.9%
Finance Leases
Weighted average remaining lease term	3.2 years	2.3 years
Weighted average discount rate	5.7%	5.4%
20. Significant Concentrations
Major customers. For the year ended December 31, 2023, sales to Phillips 66 Company and Gunvor USA LLC accounted for approximately 20% and 14%, respectively, of the Company’s total product sales. For the year ended December 31, 2022, sales to Phillips 66 Company and Shell Trading (US) Company accounted for approximately 17% and 11%, respectively, of the Company’s total product sales. For the year ended December 31, 2021, sales to Phillips 66 Company accounted for approximately 13% of the Company’s total product sales. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2023, 2022 or 2021.
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
21. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of December 31, 2023. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of December 31, 2023, the Company’s material off-balance sheet arrangements and transactions include $8.9 million in outstanding letters of credit issued under the Credit Facility and $27.1 million in net surety bond exposure issued as financial assurance on certain agreements.
Volume commitment agreements. As of December 31, 2023, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 20.6 MMBbl of crude oil, 12.0 MMBbl of NGLs, 438.7 Bcf of natural gas and 1.6 MMBbl of water, prior to any applicable volume credits and within specified timeframes, of which, the majority have a remaining term of five years or less.
The estimable future commitments under these volume commitment agreements as of December 31, 2023 are as follows:

(In thousands)
2024	$100,434
2025	100,966
2026	83,045
2027	62,079
2028	31,109
Thereafter	13,939
$391,572
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
The filing of the Whiting Chapter 11 Cases allowed Whiting to, upon approval of the Bankruptcy Court, assume, assign or reject certain contractual commitments, including certain executory contracts. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and subject to certain exceptions, relieves Whiting from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. To the extent that the Bankruptcy Court allows any unsecured claims against the Company, such claims may have been satisfied through an issuance of the Company’s common stock or other remedy or agreement under and pursuant to the Whiting Plan. In connection with the closing of the Merger on July 1, 2022, the Company assumed Whiting’s obligations with respect to the Whiting Plan and, accordingly, reserved 1,224,840 shares of common stock for potential future distribution to certain general unsecured claimants whose claim values are pending resolution in the Bankruptcy Court. As of October 19, 2023, all claims were resolved and the Company released the previously reserved shares of common stock.
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
Mandan, Hidatsa and Arikara Nation (“MHA Nation”) Title Dispute. This matter relates to certain leases acquired by the Company from QEP in October 2021: In June 2018, the MHA Nation notified QEP of its position that QEP has no valid lease covering certain minerals underlying the Missouri and Little Missouri Riverbeds on the Fort Berthold Reservation in North Dakota. The MHA Nation also passed a resolution purporting to rescind those portions of QEP's Indian Mineral Development Act of 1982 lease covering the disputed minerals underlying the Missouri River. QEP responded in September 2018 stating that the minerals underlying the Missouri River are properly leased. In May 2020, the Office of the Solicitor of the United States Department of the Interior (the “Department of the Interior”) issued an opinion (the “Missouri River Opinion”) finding that the State of North Dakota, not the MHA Nation, is the legal owner of the minerals underlying the Missouri River. The MHA Nation filed actions in two federal courts seeking to overturn the May 2020 decision, and in March 2021, the Department of the Interior withdrew the Missouri River Opinion and on February 4, 2022, the Department of the Interior issued a new opinion on the matter stating that the minerals beneath the Missouri River riverbed located on the Fort Berthold Indian Reservation belong to the MHA Nation and not the state of North Dakota. Based on the new opinion from the Department of Interior, on June 21, 2022, the D.C. Federal District Court issued an order dismissing the MHA Nation’s claims relating to title of the riverbed as moot and denied the State of North Dakota’s motion to intervene on remaining counts. The D.C. Federal District Court did not address the substantive question of ownership at that time. On June 29, 2022, the State of North Dakota appealed this order to the D.C. Circuit Court of Appeals. On April 21, 2023, the D.C. Circuit Court of Appeals issued an opinion reversing the D.C. Federal District Court’s denial of the State of North Dakota’s motion to intervene on the remaining counts. The case was then remanded back to the D.C. Federal District Court. The Department of the Interior’s motion for leave to amend its answer and assert a crossclaim against the State of North Dakota is currently pending before the D.C. Federal District Court. The Department of the Interior seeks to assert a crossclaim against the State of North Dakota to quiet title to the ownership of the Missouri Riverbed. The State of North Dakota does not object to the Department of the Interior’s crossclaim to quiet title, as a general matter, but argues for a change in venue to the North Dakota Federal District Court. The briefing on this motion is complete; however, as of the date of this report, the D.C. Federal District Court has not issued a ruling on the latest motion for leave to amend the pleadings.
22. Subsequent Events
On February 21, 2024, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Enerplus Corporation (“Enerplus”), pursuant to which, among other things, the Company has agreed to acquire Enerplus in a stock-and-cash transaction, subject to satisfaction of certain closing conditions. The transaction will be effected by way of a plan of arrangement under the Business Corporations Act (Alberta) (the “Plan of Arrangement”).
Enerplus is an independent North American oil and gas exploration and production company. Under the terms of the Arrangement Agreement, Enerplus shareholders will receive 0.10125 shares of Chord common stock and $1.84 in cash in exchange for each common share of Enerplus they own at closing.
The combination has been unanimously approved by the boards of directors of both companies. The transaction is subject to customary closing conditions in the United States and Canada, as well as the approvals by Chord and Enerplus’ shareholders, the approval of the Court of King’s Bench of Alberta, the authorization for listing of shares of Chord’s common stock to be issued in the transaction on Nasdaq and regulatory clearances or approvals. The transaction is expected to close by mid-year 2024.
23. Supplemental Oil and Gas Disclosures — Unaudited
The supplemental data presented below reflects information for all of the Company’s oil and gas producing activities. Prior periods have not been recast for discontinued operations.
Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and gas producing activities:

	December 31,
	2023	2022

	(In thousands)
Proved oil and gas properties	$6,220,766	$5,089,185
Less: Accumulated depletion and impairment	(1,035,393)	(461,175)
Proved oil and gas properties, net	5,185,373	4,628,010
Unproved oil and gas properties	99,477	30,936
Total oil and gas properties, net	$5,284,850	$4,658,946
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and gas activities for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Acquisition costs:
Proved oil and gas properties	$178,629	$3,164,665	$605,868
Unproved oil and gas properties	185,392	43,084	85
Exploration costs	6,366	859	1
Development costs	922,506	507,961	170,178
Asset retirement costs	18,461	21,165	15,750
Total costs incurred	$1,311,354	$3,737,734	$791,882

Results of Operations for Oil and Gas Producing Activities
The following table sets forth the results of operations for oil and gas producing activities, which exclude general and administrative expenses and interest expense, for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Revenues	$3,132,411	$2,976,296	$1,200,256
Production costs	1,099,159	814,588	403,382
Depreciation, depletion and amortization	582,127	354,050	109,881
Exploration and impairment	17,830	2,204	2,763
Income tax expense	335,534	426,087	162,163
Results of operations for oil and gas producing activities	$1,097,761	$1,379,367	$522,067
24. Supplemental Oil and Gas Reserve Information — Unaudited
The reserve estimates presented below at December 31, 2023 and 2022 are based on reports prepared by Netherland, Sewell & Associates, Inc., the Company’s independent reserve engineers. The reserve estimates at December 31, 2021 were based on reports prepared by DeGolyer and MacNaughton, the Company’s previous independent reserve engineers. All of the Company’s oil and gas reserves are attributable to properties within the United States.
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

Estimated Quantities of Proved Reserves
The following table summarizes changes in quantities of the Company’s estimated net proved reserves by product for the periods presented:

	Crude Oil (MBbl)	NGLs(1) (MBbl)	Natural Gas (MMcf)	MBoe(2)
2021
Proved reserves
Beginning balance	119,765	—	376,170	182,460
Revisions of previous estimates	42,411	—	68,768	53,871
Extensions, discoveries and other additions	7,734	—	14,539	10,157
Sales of reserves in place	(24,760)	—	(40,211)	(31,461)
Purchases of reserves in place	42,656	—	86,153	57,015
Production	(13,489)	—	(46,157)	(21,182)
Net proved reserves at December 31, 2021	174,317	—	459,262	250,860
Proved developed reserves, December 31, 2021	114,041	—	361,836	174,347
Proved undeveloped reserves, December 31, 2021	60,276	—	97,426	76,513
2022
Proved reserves
Beginning balance	174,317	—	459,262	250,860
Revisions of previous estimates	(8,032)	64,557	(56,500)	47,110
Extensions, discoveries and other additions	38,144	7,452	35,689	51,544
Sales of reserves in place	—	—	—	—
Purchases of reserves in place	202,316	73,468	443,903	349,768
Production	(25,457)	(7,026)	(67,428)	(43,722)
Net proved reserves at December 31, 2022	381,288	138,451	814,926	655,560
Proved developed reserves, December 31, 2022	272,529	115,227	689,651	502,698
Proved undeveloped reserves, December 31, 2022	108,759	23,224	125,275	152,862
2023
Proved reserves
Beginning balance	381,288	138,451	814,926	655,560
Revisions of previous estimates	(38,073)	(5,270)	(33,308)	(48,895)
Extensions, discoveries and other additions	53,207	15,046	62,273	78,632
Sales of reserves in place	(3,999)	(53)	(3,067)	(4,564)
Purchases of reserves in place	12,375	3,052	20,060	18,771
Production	(36,427)	(13,047)	(82,953)	(63,300)
Net proved reserves at December 31, 2023	368,371	138,179	777,931	636,204
Proved developed reserves, December 31, 2023	241,362	105,702	640,180	453,762
Proved undeveloped reserves, December 31, 2023	127,008	32,476	137,751	182,442
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
2023
Proved reserves decreased by 19.4 MMBoe during the year ended December 31, 2023 due to the following:
Production. Production decreased proved reserves by 63.3 MMBoe.

Revisions of previous estimates. The Company had net negative revisions of 48.9 MMBoe attributable to the following:
Decreases:
•41.2 MMBoe associated with lower crude oil, NGL and natural gas prices and tighter differentials
•19.6 MMBoe associated with increases in operating expenses and capital expenses primarily associated with inflation
•9.9 MMBoe primarily associated with updated expectations on undeveloped well reserves and changes to development timing
Increases:
•14.4 MMBoe associated with stronger NGL yields
•7.4 MMBoe primarily associated with reservoir and engineering analysis and well performance across the Company’s Williston Basin assets
Extensions, discoveries and other additions. The Company added 78.6 MMBoe of proved reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin. New wells drilled in this area, as well as proved undeveloped (“PUD”) locations added as a result of offset drilling, increased proved reserves.
Purchases of reserves in place. The Company added 18.8 MMBoe of proved reserves from the purchase of reserves in place as a result of the 2023 Williston Basin Acquisition.
Sales of reserves in place. Proved reserves decreased 4.6 MMBoe primarily as a result of the Non-core Asset Sales.
2022
Proved reserves increased by 404.7 MMBoe during the year ended December 31, 2022 due to the following:
Purchases of reserves in place. The Company added 349.8 MMBoe of proved reserves from the purchase of reserves in place as a result of the Merger.
Extensions, discoveries and other additions. The Company added 51.5 MMBoe of proved reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin. New wells drilled in this area, as well as PUD locations added as a result of offset drilling, increased proved reserves.
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
Changes in Proved Undeveloped Reserves
The following table summarizes the changes in the Company’s estimates of PUD reserves during 2023:

Year Ended December 31, 2023

(MBoe)
Proved undeveloped reserves, beginning of period	152,862
Purchases of minerals in place	7,167
Extensions, discoveries and other additions	74,514
Revisions of previous estimates	(8,198)
Conversion to proved developed reserves	(43,903)
Proved undeveloped reserves, end of period	182,442
Proved undeveloped reserves increased by 29.6 MMBoe during the year ended December 31, 2023 due to the following:
Extensions, discoveries and other additions. The Company added 74.5 MMBoe of PUD reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin.
Purchases of minerals in place. The Company added 7.2 MMBoe of PUD reserves from the purchase of minerals in place as a result of the 2023 Williston Basin Acquisition.
Revisions of previous estimates. The Company had net negative revisions of 8.2 MMBoe attributable to the following:
Decreases:
•9.9 MMBoe primarily associated with changes to development timing and updated expectations on undeveloped well volumes
•1.5 MMBoe associated with lower crude oil, NGL and natural gas prices and tighter differentials
•0.7 MMBoe associated with increases in operating expenses and capital expenses primarily associated with inflation
Increases:
•3.9 MMBoe associated with stronger NGL yields
Conversions to proved developed reserves. The Company incurred $545.0 million in capital expenditures to convert 43.9 MMBoe of PUD reserves to proved developed reserves during 2023. The PUD conversions represented 29% of the Company’s PUD reserves balance at the beginning of 2023.
As of December 31, 2023, the Company expects to develop all of its PUD reserves, including all wells drilled but not yet completed within five years after the initial year booked. Substantially all PUD locations are located on properties where the leases are held by existing production or continuous drilling operations. Approximately 12% of the Company’s PUD reserves at December 31, 2023 are attributable to wells that have been drilled but not yet completed, and all of the Company’s PUD reserves are within its core acreage in the Williston Basin.

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
The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $78.22 per Bbl for crude oil and $2.64 per MMBtu for natural gas, $93.67 per Bbl for crude oil and $6.36 per MMBtu for natural gas and $66.55 per Bbl for crude oil and $3.64 per MMBtu for natural gas for the years ended December 31, 2023, 2022 and 2021, respectively. These prices were adjusted by lease for quality, energy content, transportation fees and marketing differentials. Future operating costs, production taxes and capital costs were based on current costs as of each year end.
The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2023, 2022 and 2021:

	At December 31,
	2023	2022	2021

	(In thousands)
Future cash inflows	$31,882,940	$44,544,247	$13,366,064
Future production costs	(13,815,882)	(15,879,712)	(6,548,794)
Future development costs	(3,055,823)	(2,553,605)	(1,322,207)
Future income tax expense	(2,573,017)	(5,283,201)	(717,721)
Future net cash flows	12,438,218	20,827,729	4,777,342
10% annual discount for estimated timing of cash flows	(5,447,578)	(9,333,254)	(2,080,404)
Standardized measure of discounted future net cash flows	$6,990,640	$11,494,475	$2,696,938
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented:

	2023	2022	2021

	(In thousands)
January 1	$11,494,475	$2,696,938	$948,877
Net changes in prices and production costs	(6,138,846)	3,148,745	1,617,331
Net changes in future development costs	(92,072)	35,427	(36,645)
Sales of crude oil and natural gas, net	(2,033,251)	(2,161,708)	(796,874)
Extensions	864,249	958,924	98,125
Purchases of reserves in place	373,913	7,441,750	780,442
Sales of reserves in place	(75,097)	—	(204,153)
Revisions of previous quantity estimates	(1,142,960)	1,434,357	639,320
Previously estimated development costs incurred	574,607	137,534	102,519
Accretion of discount	1,445,215	683,631	94,090
Net change in income taxes	1,419,851	(2,539,182)	(252,347)
Changes in timing and other	300,556	(341,941)	(293,747)
December 31	$6,990,640	$11,494,475	$2,696,938

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO and CFO, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023. Please see their “Report of Independent Registered Public Accounting Firm” included in “Item 8. Financial Statements and Supplementary Data.”
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to have a material effect on, our internal control over financial reporting.
Item 9B. Other Information
On February 20, 2024, the Board of Directors of Chord Energy Corporation, a Delaware corporation (the “Company”), adopted the Chord Energy Corporation Executive Severance Plan (the “Plan”). The Company expects that each of its executive officers and certain other key employees will participate in the Plan.
Under the Plan, upon termination of a participant’s employment due to the participant’s resignation for “Good Reason” or by the Company for any reason other than for “Cause,” death or “Disability” (such quoted terms as defined in the Plan), in either case, outside the CIC Period (as defined below) the participant will be eligible to receive the following severance payments:
•A lump sum cash payment in an amount equal to one and one-quarter (or one and one-half for the Chief Executive Officer) times the sum of the participant’s (i) annual base salary and (ii) target annual bonus opportunity;
•A lump sum cash payment in an amount equal to a prorated annual cash bonus for the year of termination based on target performance; and
•A lump sum cash payment in an amount equal to eighteen times the sum of (i) the full monthly amount (including the employer and employee premium) required to effect and continue group health plan coverage at active employee rates and (ii) the full monthly premium amount required for coverage under the life insurance plans of the Company and its affiliates at active employee rates (such sum, the “Insurance Benefit”).

Under the Plan, upon termination of a participant’s employment due to the participant’s resignation for Good Reason or by the Company for any reason other than for Cause, death or Disability, in either case, that occurs within the 24-month period following a “Change in Control” (as defined in the Plan) (such period, the “CIC Period”), the participant will be eligible to receive the following severance payments and benefits:
•A lump sum cash payment in an amount equal to two and one-half (or three for the Chief Executive Officer) times the sum of the participant’s (i) annual base salary (as in place on the date of termination or the Change in Control, whichever is higher) and (ii) the greater of (x) target annual bonus opportunity (as in place on the date of termination or the Change in Control, whichever is higher) and (y) the average of the annual bonuses actually paid to the participant over the three completed fiscal years preceding the date of termination, subject to annualization as needed;
•A lump sum cash payment in an amount equal to a prorated annual cash bonus for the year of termination based on target performance; and
•A lump sum cash payment in an amount equal to twenty-four times the Insurance Benefit.
Under the Plan, upon termination of the participant’s employment due to the participant's death or Disability, the participant will be eligible to receive the following severance payment and benefits:
•A lump sum cash payment in an amount equal to one times the participant’s base salary;
•A lump sum cash payment in an amount equal to a prorated annual cash bonus for the year of termination based on the Company’s actual performance (or, if such termination of employment occurs during the Protection Period, based on target performance); and
•A lump sum cash payment in an amount equal to eighteen times the Insurance Benefit.
In order to receive any of the foregoing severance payments or benefits under the Plan, a participant must timely execute (and not revoke) a general release of claims in favor of the Company and its affiliates. Further, the Plan requires continued compliance with certain confidentiality, non-solicitation, non-competition, and non-disparagement covenants. If the severance payments and benefits under the Plan would trigger an excise tax for a participant under Section 4999 of the Internal Revenue Code of 1986, as amended, the Plan provides that a participant’s severance payments and benefits will be reduced to a level at which the excise tax is not triggered, unless the participant would receive a greater amount without such reduction after taking into account the excise tax and other applicable taxes.
The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, a copy of which is filed herewith as Exhibit 10.25 to this Annual Report on Form 10-K and is incorporated by reference herein.
Rule 10b5-1 trading arrangements
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

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

2.3
Agreement and Plan of Merger, dated October 25, 2021, by and among Crestwood Equity Partners LP, Project Falcon Merger Sub LLC, Project Phantom Merger Sub LLC, Oasis Midstream Partners LP, OMP GP LLC and, solely for purposes of Section 2.1(a)(i), Crestwood Equity GP LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 28, 2021, and incorporated herein by reference).

2.4	Agreement and Plan of Merger, dated as of March 7, 2022 by and among Oasis Petroleum Inc., Ohm Merger Sub Inc., New Ohm LLC and Whiting Petroleum Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on March 8, 2022, and incorporated herein by reference).

2.5	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1	Conformed version of Amended and Restated Certificate of Incorporation of Chord Energy Corporation, as amended by amendment filed on July 1, 2022 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

3.2	Fourth Amended and Restated Bylaws of Chord Energy Corporation adopted as of February 24, 2023 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

4.3	Indenture, dated as of June 9, 2021, among Chord Energy Corporation (f/k/a Oasis Petroleum Inc.), the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 15, 2021, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.4	First Supplemental Indenture to Indenture dated February 7, 2022, by and among Chord Energy Corporation (f/k/a Oasis Petroleum Inc.), the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

4.5	Second Supplemental Indenture to Indenture dated August 12, 2022, by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

10.1**	Form of Indemnification Agreement between Chord Energy Corporation (f/k/a Oasis Petroleum Inc.) and each of the directors and executive officers thereof (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.2**	Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

10.3
Warrant Agreement, dated as of November 19, 2020, by and between Oasis Petroleum Inc., and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.4**
Form of Indemnification Agreement, by and between Oasis Petroleum Inc. and its officers and directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.5**	Oasis Petroleum Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.6**
Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.7**
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

10.9**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.10**
Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.11
Commitment Letter, dated as of May 3, 2021, by and among the Company and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q on May 6, 2021, and incorporated herein by reference).

10.12
Purchase Agreement, dated as of May 25, 2021 among Oasis Petroleum Inc., the Guarantors and J.P. Morgan Securities LLC as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 26, 2021, and incorporated herein by reference).

10.13
Support Agreement, dated October 25, 2021, by and among Crestwood Equity Partners LP, Oasis Midstream Partners LP, Oasis Petroleum Inc., OMP GP LLC and OMS Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 28, 2021, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.14**	Whiting Petroleum Corporation 2020 Equity Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on July 14, 2022, and incorporated herein by reference).

10.15**	Executive Employment and Severance Agreement, dated February 2, 2021, by and between Whiting Petroleum Corporation and Lynn A. Peterson (filed as Exhibit 10.1 to Whiting’s Current Report on Form 8-K on February 4, 2021, and incorporated herein by reference).

10.16**	Letter Agreement, dated as of March 7, 2022, between Oasis Petroleum Inc. and Lynn A. Peterson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 8, 2022, and incorporated herein by reference).

10.17**	Executive Employment and Severance Agreement by and between Whiting Petroleum Corporation and Charles J. Rimer, effective as of February 2, 2021 (filed as Exhibit 10.3 to Whiting’s Current Report on Form 8-K on February 4, 2021, and incorporated herein by reference).

10.18**	First Addendum to Executive Employment and Severance Agreement by and between Whiting Petroleum Corporation and Charles J. Rimer, dated April 13, 2022 (filed as Exhibit 10.1 to Whiting’s Current Report on Form 8-K on April 15, 2022, and incorporated herein by reference).

10.19**	Second Addendum to Executive Employment and Severance Agreement by and between Whiting Petroleum Corporation and Charles J. Rimer, effective as of January 1, 2023 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.20**	Form of Executive Employment Agreement and Severance Agreement for former executive officers of Whiting Petroleum Corporation who served or are serving as executive officers of Chord Energy Corporation other than Lynn A. Peterson, James P. Henderson and Charles J. Rimer (filed as Exhibit 10.20 to Whiting’s Annual Report on Form 10-K on February 24, 2021, and incorporated herein by reference).

10.21**	Oasis Petroleum Inc. 2021 Executive Change in Control and Severance Benefit Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.22**	Chord Energy Corporation Restricted Stock Unit Award Agreement (Non Employee Director Form) (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.23**	Chord Energy Corporation Restricted Stock Unit Award Agreement (Time Vesting Form) (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.24(a)**	Letter Agreement with Charles J. Rimer, dated December 22, 2023.

10.25(a)**	Chord Energy Corporation Executive Severance Plan.

10.26(a)**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Performance Share Unit Agreement attached thereto).

10.27(a)**	Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Performance Share Unit Agreement attached thereto).

10.28	Letter Agreement, dated as of February 21, 2024, between Chord Energy Corporation and Ian C. Dundas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

10.29	Series A Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Whiting’s Current Report on Form 8-K12B on September 1, 2020, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.30	Series B Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Whiting’s Current Report on Form 8-K12B on September 1, 2020, and incorporated herein by reference).

10.31	Warrant Assignment and Assumption Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 7, 2022, and incorporated herein by reference).

10.32	Amended and Restated Credit Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Oasis Petroleum LLC, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on July 7, 2022, and incorporated herein by reference).

10.33	First Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

10.34	Second Amendment to Amended and Restated Credit Agreement, dated October 31, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.7 to the Company’s Report on Form 10-Q on November 11, 2022, and incorporated herein by reference).

10.35	Third Amendment to Amended and Restated Credit Agreement, dated May 2, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

10.36	Fourth Amendment to Amended and Restated Credit Agreement, dated October 31, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q on November 2, 2023, and incorporated herein by reference).

21.1(a)	List of Subsidiaries of Chord Energy Corporation.

23.1(a)	Consent of PricewaterhouseCoopers LLP.

23.2(a)	Consent of Netherland, Sewell & Associates, Inc.

23.3(a)	Consent of DeGolyer and MacNaughton.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

97.1(a)	Chord Energy Corporation Policy Relating to Recovery of Erroneously Awarded Compensation.

99.1(a)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves, dated February 6, 2024.

101(a)
The following financial information from Chord’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________
(a)Filed herewith.
(b)Furnished herewith.
**Management contract or compensatory plan or arrangement.
† Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 26, 2024.

CHORD ENERGY CORPORATION

By:	/s/ Daniel E. Brown
Daniel E. Brown President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Daniel E. Brown	President & Chief Executive Officer (Principal Executive Officer)	February 26, 2024
Daniel E. Brown

/s/ Michael H. Lou	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2024
Michael H. Lou

/s/ Susan M. Cunningham	Board Chair	February 26, 2024
Susan M. Cunningham

/s/ Douglas E. Brooks	Director	February 26, 2024
Douglas E. Brooks

/s/ Samantha F. Holroyd	Director	February 26, 2024
Samantha F. Holroyd

/s/ Paul J. Korus	Director	February 26, 2024
Paul J. Korus

/s/ Kevin S. McCarthy	Director	February 26, 2024
Kevin S. McCarthy

/s/ Anne Taylor	Director	February 26, 2024
Anne Taylor

/s/ Cynthia L. Walker	Director	February 26, 2024
Cynthia L. Walker

/s/ Marguerite N. Woung-Chapman	Director	February 26, 2024
Marguerite N. Woung-Chapman