Form 10-Q
period 2024-06-30
Chord Energy Corp
filed 2024-08-08
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at August 1, 2024: 61,879,575 shares.

GLOSSARY OF TERMS
The terms defined in this section are used throughout this Quarterly Report on Form 10-Q:
“ARO.” Asset retirement obligations.
“ASC.” Accounting Standards Codification.
“ASU.” Accounting Standards Update.
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
“Bopd.” Barrels of oil per day.
“British thermal unit.” The heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
“Completion.” The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
“DD&A.” Depreciation, depletion and amortization.
“Dry hole.” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
“Economically producible.” A resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation.
“ESG.” Environmental, social and governance.
“FASB.” Financial Accounting Standards Board.
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
“G&A.” General and administrative.
“GAAP.” Generally accepted accounting principles in the United States.
“GPT.” Gathering, processing and transportation.
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
“NYMEX WTI.” The New York Mercantile Exchange West Texas Intermediate crude oil price index.
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

EXPLANATORY NOTE
On May 31, 2024, Chord Energy Corporation (“Chord” or the “Company”) completed the previously announced arrangement agreement with Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”) and Spark Acquisition ULC, an unlimited liability company organized and existing under the laws of the Province of Alberta, Canada and a wholly-owned subsidiary of the Company, pursuant to which, among other things, the Company acquired Enerplus in a stock-and-cash transaction. The business combination was accounted for as of May 31, 2024 under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Accordingly, unless otherwise specifically noted herein, the periods prior to May 31, 2024 report the financial results of Chord excluding the impacts from the business combination with Enerplus, while the periods as of and subsequent to May 31, 2024 report the financial results including the impacts from the business combination.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$197,389	$317,998
Accounts receivable, net	1,275,934	943,114
Inventory	79,905	72,565
Prepaid expenses	23,827	42,450
Derivative instruments	25,292	37,369
Other current assets	2,044	11,055
Total current assets	1,604,391	1,424,551
Property, plant and equipment
Oil and gas properties (successful efforts method)	12,137,734	6,320,243
Other property and equipment	57,327	49,051
Less: accumulated depreciation, depletion and amortization	(1,442,011)	(1,054,616)
Total property, plant and equipment, net	10,753,050	5,314,678
Derivative instruments	22,542	22,526
Investment in unconsolidated affiliate	117,738	100,172
Long-term inventory	27,619	22,936
Operating right-of-use assets	58,724	21,343
Goodwill	539,793	—
Other assets	23,481	19,944
Total assets	$13,147,338	$6,926,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,189	$34,453
Revenues and production taxes payable	772,565	604,704
Accrued liabilities	714,427	493,381
Current portion of long-term debt, net	60,063	—
Accrued interest payable	4,891	2,157
Derivative instruments	13,943	14,209
Advances from joint interest partners	2,473	2,381
Current operating lease liabilities	39,914	13,258
Other current liabilities	31,650	916
Total current liabilities	1,678,115	1,165,459
Long-term debt	971,746	395,902
Deferred tax liabilities	1,345,220	95,322
Asset retirement obligations	275,817	155,040
Derivative instruments	1,428	717
Operating lease liabilities	29,114	18,667
Other liabilities	4,748	18,419
Total liabilities	4,306,188	1,849,526

	June 30, 2024	December 31, 2023

	(In thousands, except share data)
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 66,572,527 shares issued and 62,231,069 shares outstanding at June 30, 2024; and 120,000,000 shares authorized, 45,032,537 shares issued and 41,249,658 shares outstanding at December 31, 2023	668	456
Treasury stock, at cost: 4,341,458 shares at June 30, 2024 and 3,782,879 shares at December 31, 2023	(585,035)	(493,289)
Additional paid-in capital	7,314,414	3,608,819
Retained earnings	2,111,103	1,960,638
Total stockholders’ equity	8,841,150	5,076,624
Total liabilities and stockholders’ equity	$13,147,338	$6,926,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$902,667	$695,426	$1,650,829	$1,461,626
Purchased oil and gas sales	358,013	216,645	695,111	346,962
Total revenues	1,260,680	912,071	2,345,940	1,808,588
Operating expenses
Lease operating expenses	176,647	158,554	335,853	311,962
Gathering, processing and transportation expenses	63,130	43,397	117,114	80,412
Purchased oil and gas expenses	356,356	216,226	692,118	345,819
Production taxes	79,522	58,488	143,433	119,005
Depreciation, depletion and amortization	227,928	137,046	396,822	270,837
General and administrative expenses	82,077	42,174	107,789	74,658
Exploration and impairment	1,485	6,782	7,639	31,646
Total operating expenses	987,145	662,667	1,800,768	1,234,339
Gain on sale of assets, net	15,486	1,613	16,788	2,840
Operating income	289,021	251,017	561,960	577,089
Other income (expense)
Net gain (loss) on derivative instruments	4,608	29,518	(22,969)	96,452
Net gain from investment in unconsolidated affiliate	5,862	10,126	22,158	7,910
Interest expense, net of capitalized interest	(12,208)	(7,228)	(19,800)	(14,363)
Other income	4,081	2,293	6,907	7,486
Total other income (expense), net	2,343	34,709	(13,704)	97,485
Income before income taxes	291,364	285,726	548,256	674,574
Income tax expense	(78,003)	(69,655)	(135,541)	(161,504)
Net income	$213,361	$216,071	$412,715	$513,070
Earnings per share:
Basic (Note 16)	$4.36	$5.19	$9.12	$12.32
Diluted (Note 16)	$4.25	$4.96	$8.87	$11.83
Weighted average shares outstanding:
Basic (Note 16)	48,665	41,494	45,048	41,531
Diluted (Note 16)	49,916	43,386	46,313	43,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2023	41,250	$456	3,783	$(493,289)	$3,608,819	$1,960,638	$5,076,624
Equity-based compensation and vestings	599	4	—	—	4,771	—	4,775
Tax withholdings on settlement of equity-based awards	(280)	(3)	—	—	(46,048)	—	(46,051)
Dividends	—	—	—	—	—	(137,541)	(137,541)
Share repurchases	(193)	—	193	(29,999)	—	—	(29,999)
Warrants exercised	175	2	—	—	8,015	—	8,017
Net income	—	—	—	—	—	199,353	199,353
Balance as of March 31, 2024	41,551	$459	3,976	$(523,288)	$3,575,557	$2,022,450	$5,075,178
Shares issued in Arrangement	20,680	207	—	—	3,731,930	—	3,732,137
Equity-based compensation and vestings	139	1	—	—	5,359	—	5,360
Tax withholdings on settlement of equity-based awards	(61)	—	—	—	(11,306)	—	(11,306)
Dividends	—	—	—	—	—	(124,708)	(124,708)
Share repurchases	(365)	—	365	(61,747)	—	—	(61,747)
Warrants exercised	287	1	—	—	12,874	—	12,875
Net income	—	—	—	—	—	213,361	213,361
Balance as of June 30, 2024	62,231	$668	4,341	$(585,035)	$7,314,414	$2,111,103	$8,841,150

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2022	41,477	$438	2,249	$(251,950)	$3,485,819	$1,445,491	$4,679,798
Equity-based compensation and vestings	210	2	—	—	11,852	—	11,854
Tax withholdings on settlement of equity-based awards	(77)	(1)	—	—	(10,299)	—	(10,300)
Dividends	—	—	—	—	—	(204,884)	(204,884)
Share repurchases	(111)	—	111	(15,003)	—	—	(15,003)
Warrants exercised	39	—	—	—	276	—	276
Net income	—	—	—	—	—	296,999	296,999
Balance as of March 31, 2023	41,538	439	2,360	(266,953)	3,487,648	1,537,606	4,758,740
Equity-based compensation and vestings	64	2	—	—	15,325	—	15,327
Tax withholdings on settlement of equity-based awards	(22)	—	—	—	(3,331)	—	(3,331)
Dividends	—	—	—	—	—	(137,507)	(137,507)
Share repurchases	(209)	—	209	(30,815)	—	—	(30,815)
Warrants exercised	19	—	—	—	1,085	—	1,085
Net income	—	—	—	—	—	216,071	216,071
Balance as of June 30, 2023	41,390	$441	2,569	$(297,768)	$3,500,727	$1,616,170	$4,819,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income	$412,715	$513,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	396,822	270,837
Gain on sale of assets	(16,788)	(2,840)
Impairment	3,919	28,964
Deferred income taxes	70,699	145,857
Net (gain) loss on derivative instruments	22,969	(96,452)
Net gain from investment in unconsolidated affiliate	(22,158)	(7,910)
Equity-based compensation expenses	10,130	27,181
Deferred financing costs amortization and other	7,343	(4,035)
Working capital and other changes:
Change in accounts receivable, net	(69,496)	5,564
Change in inventory	(5,557)	(3,526)
Change in prepaid expenses	17,262	317
Change in accounts payable, interest payable and accrued liabilities	3,065	(11,084)
Change in other assets and liabilities, net	36,649	11,104
Net cash provided by operating activities	867,574	877,047
Cash flows from investing activities:
Capital expenditures	(538,733)	(407,773)
Acquisitions, net of cash acquired	(645,971)	(361,609)
Proceeds from divestitures, net of cash divested	20,876	59,219
Derivative settlements	(16,339)	(154,110)
Contingent consideration received	25,000	—
Distributions from investment in unconsolidated affiliate	4,591	5,984
Net cash used in investing activities	(1,150,576)	(858,289)
Cash flows from financing activities:
Proceeds from revolving credit facilities	825,000	—
Principal payments on revolving credit facilities	(250,000)	—
Repurchases of common stock	(93,745)	(45,818)
Tax withholding on vesting of equity-based awards	(57,357)	(13,631)
Chord dividends paid	(281,681)	(337,747)
Payments on finance lease liabilities	(834)	(933)
Proceeds from warrants exercised	21,010	1,007
Net cash provided by (used in) financing activities	162,393	(397,122)
Decrease in cash and cash equivalents	(120,609)	(378,364)
Cash and cash equivalents:
Beginning of period	317,998	593,151
End of period	$197,389	$214,787

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Supplemental non-cash transactions(1):
Change in accrued capital expenditures	$24,389	$74,114
Change in asset retirement obligations	3,476	547
Dividends payable	19,502	35,321
___________________
(1)Amounts exclude non-cash consideration transferred and balances acquired on May 31, 2024 in respect of the Arrangement. Refer to Note 8—Acquisitions for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Summary of Significant Accounting Policies
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production company with quality and sustainable long-lived assets primarily located in the Williston Basin.
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
Enerplus Arrangement
On February 21, 2024, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”), and Spark Acquisition ULC, an unlimited liability company organized and existing under the laws of the Province of Alberta, Canada and a wholly-owned subsidiary of the Company, pursuant to which, among other things, the Company agreed to acquire Enerplus in a stock-and-cash transaction (such transaction, the “Arrangement”). Enerplus was an independent North American oil and gas exploration and production company domiciled in Canada with substantially all of its producing assets in the Williston Basin of North Dakota, with limited non-operated interests in the Marcellus Shale. The transaction was effected by way of a plan of arrangement under the Business Corporations Act (Alberta). The Arrangement was completed on May 31, 2024.
In connection with the Arrangement, the Board of Directors of Chord unanimously (i) determined the issuance of the shares of common stock, par value $0.01 per share, of Chord (the “Chord Stock Issuance”), and the amendment of Chord’s restated certificate of incorporation to increase the number of authorized shares of common stock from 120,000,000 to 240,000,000 shares of common stock (the “Chord Charter Amendment”) are fair to, and in the best interests of, Chord and the holders of common stock, (ii) approved and declared advisable the Chord Stock Issuance and Chord Charter Amendment and (iii) recommended that the holders of common stock approve the Chord Stock Issuance and Chord Charter Amendment.
Under the terms of the Arrangement Agreement, Enerplus shareholders received 0.10125 shares of Chord common stock (the “Share Consideration”) and $1.84 per share in cash (the “Cash Consideration” and together with the Share Consideration, the “Arrangement Consideration”) in exchange for each share of Enerplus they owned at closing.
The Arrangement has been accounted for under the acquisition method of accounting in accordance with the FASB ASC 805, Business Combinations (“ASC 805”). Chord was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Enerplus have been recorded at their respective fair values as of the acquisition date on May 31, 2024. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after May 31, 2024. See Note 8—Acquisitions for additional information.
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

Significant Accounting Policies
Goodwill. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill has an indefinite useful life and is not amortized, but rather is tested by the Company for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the fair value of the reporting unit may have been reduced below its carrying value. If the Company’s qualitative analysis indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative impairment test. If the carrying amount exceeds the fair value, an impairment loss is recognized for that excess amount. Any such charge will not affect the Company’s cash flow from operating activities or liquidity.
Other than the item disclosed above, there have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2023 Annual Report.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This standard clarifies that single reportable segment entities are subject to the disclosure requirements under Topic 280 in its entirety. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. The Company is currently evaluating this ASU to determine its impact on the Company’s annual financial statement disclosures.
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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Crude oil revenues	$848,104	$647,868	$1,526,955	$1,298,776
Purchased crude oil sales	346,721	205,226	673,368	314,491
NGL and natural gas revenues	54,563	47,558	123,874	162,850
Purchased NGL and natural gas sales	11,292	11,419	21,743	32,471
Total revenues	$1,260,680	$912,071	$2,345,940	$1,808,588

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and six months ended June 30, 2024 and 2023, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

3. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	June 30, 2024	December 31, 2023

	(In thousands)
Inventory
Equipment and materials	$30,901	$30,201
Crude oil inventory	49,004	42,364
Total inventory	79,905	72,565
Long-term inventory
Linefill in third-party pipelines	27,619	22,936
Total long-term inventory	27,619	22,936
Total	$107,524	$95,501
4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	June 30, 2024	December 31, 2023

	(In thousands)
Accounts receivable, net
Trade and other accounts	$977,211	$749,356
Joint interest accounts	314,508	207,571
Total accounts receivable	1,291,719	956,927
Less: allowance for credit losses	(15,785)	(13,813)
Total accounts receivable, net	$1,275,934	$943,114

Revenues and production taxes payable
Royalties payable	$369,313	$297,531
Revenue suspense	347,500	266,704
Production taxes payable	55,752	40,469
Total revenue and production taxes payable	$772,565	$604,704

Accrued liabilities
Accrued oil and gas marketing	$208,683	$165,141
Accrued capital costs	235,139	122,260
Accrued lease operating expenses	131,648	107,606
Accrued general and administrative expenses	61,519	37,882
Current portion of asset retirement obligations	37,016	10,507
Accrued dividends	19,138	25,167
Other accrued liabilities	21,284	24,818
Total accrued liabilities	$714,427	$493,381
5. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO and properties acquired in a business combination or upon impairment, at fair value on a non-recurring basis.

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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at June 30, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$1,100	$—	$1,100
Contingent consideration (see Note 6)	—	46,734	—	46,734
Investment in unconsolidated affiliate (see Note 10)	117,738	—	—	117,738
Total assets	$117,738	$47,834	$—	$165,572
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$15,371	$—	$15,371
Total liabilities	$—	$15,371	$—	$15,371

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$11,312	$5,877	$17,189
Contingent consideration (see Note 6)	—	42,706	—	42,706
Investment in unconsolidated affiliate (see Note 10)	100,172	—	—	100,172
Total assets	$100,172	$54,018	$5,877	$160,067
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$14,926	$—	$14,926
Total liabilities	$—	$14,926	$—	$14,926
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps, collars and basis swaps are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company recorded a credit risk adjustment to reduce the fair value of its net derivative liability for these contracts by $0.4 million and $0.5 million at June 30, 2024 and December 31, 2023, respectively. See Note 6—Derivative Instruments for additional information.
Transportation derivative contracts. The Company had buy/sell transportation contracts that were derivative contracts for which the Company had not elected the “normal purchase normal sale” exclusion under FASB ASC 815, Derivatives and Hedging. These transportation derivative contracts were valued by a third-party preparer based on an income approach. The significant inputs used were quoted forward prices for commodities, market differentials for crude oil and either the Company’s or the counterparty’s nonperformance risk, as appropriate. The assumptions used in the valuation of these contracts included certain market differential metrics that were unobservable during the term of the contracts. Such unobservable inputs were significant to the contract valuation methodology, and the contracts’ fair values were therefore designated as Level 3 within the fair value hierarchy as of December 31, 2023. As of June 30, 2024, the terms of these contracts expired. See Note 6—Derivative Instruments for additional information.

Contingent consideration. In June 2021, the Company completed the divestiture of oil and gas properties in the Texas region of the Permian Basin. In connection with the divestiture, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeds $60 per barrel for such year (the “Permian Basin Sale Contingent Consideration”). If NYMEX WTI for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Permian Basin Sale Contingent Consideration is determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs used are NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. During the six months ended June 30, 2024, the Company received $25.0 million related to the 2023 earn-out payment. See Note 6—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at June 30, 2024 and December 31, 2023. See Note 10—Investment in Unconsolidated Affiliate for additional information.
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
Enerplus Arrangement. On May 31, 2024, the Company completed the Arrangement with Enerplus. The assets acquired and liabilities assumed were recorded at fair value as of May 31, 2024. The fair value of Enerplus’ oil and gas properties was calculated using an income approach based on the net discounted future cash flows from the producing properties and related assets. The inputs utilized in the valuation of the oil and gas properties and related assets acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, forecasted commodity prices (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed from Enerplus at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of May 31, 2024, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. In addition, the Company recorded goodwill as a result of the Enerplus Arrangement. Goodwill is subject to ongoing impairment evaluation as described in Note 1—Organization and Summary of Significant Accounting Policies—Goodwill. See Note 8—Acquisitions for additional information.

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
At June 30, 2024, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Sub-Floor	Floor	Ceiling
Crude oil	2024	Two-way collars	3,404,000	Bbls			$66.76	$82.68
Crude oil	2024	Three-way collars	736,000	Bbls		$55.00	$71.25	$92.14
Crude oil	2024	Fixed-price swaps	552,000	Bbls	$76.43
Crude oil	2025	Two-way collars	3,006,000	Bbls			$63.04	$80.17
Crude oil	2025	Three-way collars	2,371,000	Bbls		$52.69	$67.69	$82.14
Crude oil	2026	Three-way collars	1,175,000	Bbls		$53.85	$68.85	$80.19
Natural gas	2025	Fixed-price swaps	4,301,600	MMBtu	$3.75
Subsequent to June 30, 2024, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Sub-Floor	Floor	Ceiling
Crude oil	2024	Two-way collars	276,000	Bbls		$75.00	$79.05
Crude oil	2025	Two-way collars	1,372,000	Bbls		$65.98	$76.99
Crude oil	2026	Three-way collars	1,365,000	Bbls	$50.00	$65.00	$79.62

Transportation derivative contracts. The Company had contracts that provided for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts had required the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of June 30, 2024, the terms of both of these contracts expired. As of December 31, 2023, the estimated fair value of the remaining contract was a $5.9 million asset, which was classified as a current derivative asset on the Company’s Condensed Consolidated Balance Sheet. The Company recorded the changes in fair value of these contracts to GPT expenses on the Company’s Condensed Consolidated Statements of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 5—Fair Value Measurements for additional information.
Contingent consideration. The Company bifurcated the Permian Basin Sale Contingent Consideration from the host contract and accounted for it separately at fair value. The Permian Basin Sale Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of June 30, 2024, the estimated fair value of the Permian Basin Sale Contingent Consideration was $46.7 million, of which $24.2 million was classified as a current derivative asset and $22.5 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. As of December 31, 2023, the estimated fair value of the Permian Basin Sale Contingent Consideration was $42.7 million, of which $22.6 million was classified as a current derivative asset and $20.1 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 5—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statements of Operations Location	2024	2023	2024	2023

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$3,954	$29,740	$(26,997)	$95,580
Commodity derivatives (buy/sell transportation contracts)	Gathering, processing and transportation expenses(1)	(2,647)	7,123	(5,877)	18,279
Contingent consideration	Net gain (loss) on derivative instruments	654	(222)	4,028	872
__________________
(1)The change in the fair value of the transportation derivative contracts was recorded in GPT expenses as a loss for the three and six months ended June 30, 2024 and as a gain for the three and six months ended June 30, 2023.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$14,066	$(12,966)	$1,100
Contingent consideration	Derivative instruments — current assets	24,192	—	24,192
Commodity derivatives	Derivative instruments — non-current assets	19,907	(19,907)	—
Contingent consideration	Derivative instruments — non-current assets	22,542	—	22,542
Total derivatives assets		$80,707	$(32,873)	$47,834

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$26,909	$(12,966)	$13,943
Commodity derivatives	Derivative instruments — non-current liabilities	21,335	(19,907)	1,428
Total derivatives liabilities		$48,244	$(32,873)	$15,371

		December 31, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$20,647	$(11,769)	$8,878
Contingent consideration	Derivative instruments — current assets	22,614	—	22,614
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current assets	5,877	—	5,877
Commodity derivatives	Derivative instruments — non-current assets	16,760	(14,326)	2,434
Contingent consideration	Derivative instruments — non-current assets	20,092	—	20,092
Total derivatives assets		$85,990	$(26,095)	$59,895

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$25,978	$(11,769)	$14,209
Commodity derivatives	Derivative instruments — non-current liabilities	15,043	(14,326)	717
Total derivatives liabilities		$41,021	$(26,095)	$14,926
7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	June 30, 2024	December 31, 2023

	(In thousands)
Proved oil and gas properties	$11,119,012	$6,220,766
Less: Accumulated depletion	(1,420,871)	(1,035,393)
Proved oil and gas properties, net	9,698,141	5,185,373
Unproved oil and gas properties	1,018,722	99,477
Other property and equipment	57,327	49,051
Less: Accumulated depreciation	(21,140)	(19,223)
Other property and equipment, net	36,187	29,828
Total property, plant and equipment, net	$10,753,050	$5,314,678

8. Acquisitions
2024 Acquisition
On May 31, 2024, the Company completed the Arrangement with Enerplus and issued 20,680,097 shares of common stock and paid $375.8 million of cash to Enerplus shareholders. Also on May 31, 2024, and pursuant to the Arrangement Agreement, the Company (i) paid cash to settle Enerplus equity-based compensation awards, (ii) paid cash to satisfy and discharge in full the Enerplus credit facility and (iii) paid a cash retention bonus to Enerplus employees.
Preliminary purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Arrangement at their estimated fair value on May 31, 2024 of $4.1 billion. Goodwill recognized as a result of the Arrangement totaled $539.8 million, none of which is deductible for income tax purposes. The assignment of goodwill to reporting units was not complete as of June 30, 2024. Goodwill is primarily attributable to additional operational and financial synergies expected to be realized from the combined operations. Determining the fair value of the assets and liabilities of Enerplus requires judgement and certain assumptions to be made. See Note 5—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting goodwill as of the acquisition date of May 31, 2024. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after May 31, 2024, which may result in a different allocation than that presented in the tables below. Certain estimated values for the acquisition, including oil and natural gas properties, intangibles and inventory, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

Purchase Price Consideration
(In thousands)
Common stock issued to Enerplus shareholders(1)	$3,732,137
Cash paid to Enerplus shareholders(1)	375,813
Cash paid to settle Enerplus equity-based compensation awards(2)	102,393
Cash paid to settle Enerplus credit facility(3)	395,000
Cash paid for retention bonus to Enerplus employees(4)	5,920
Total consideration transferred	$4,611,263
__________________
(1)The Company issued 20,680,097 shares of common stock and paid $375.8 million of cash to Enerplus shareholders as Arrangement Consideration. Enerplus shareholders received, for each Enerplus common share issued and outstanding, 0.10125 shares of common stock as Share Consideration and $1.84 per share of cash as Cash Consideration. The fair value of the common stock issued was based on the opening price of the Company’s common stock on May 31, 2024 of $180.47. See Note 15—Stockholders’ Equity for additional information.
(2)Each Enerplus outstanding equity-based compensation award became fully vested upon completion of the Arrangement on May 31, 2024. See Note 15—Stockholders’ Equity for additional information.
(3)On May 31, 2024, the Company fully satisfied all obligations under the Enerplus credit facility, and the Enerplus credit facility was concurrently terminated. See Note 11— Long-Term Debt for additional information.
(4)In connection with the Arrangement, employees of Enerplus were paid a retention bonus upon the closing of the Arrangement totaling $5.9 million.

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Cash and cash equivalents	$239,921
Accounts receivable, net	281,492
Inventory	5,701
Prepaid expenses	16,323
Oil and gas properties (successful efforts method)	5,253,860
Other property and equipment	6,812
Long-term inventory	8,636
Operating right-of-use assets	42,954
Other assets	1,049
Total assets acquired	$5,856,748

Liabilities assumed:
Accounts payable	$1,965
Revenues and production taxes payable	199,706
Accrued liabilities	186,334
Current portion of long-term debt	60,063
Current operating lease liabilities	27,420
Deferred tax liabilities	1,179,200
Asset retirement obligations	115,056
Operating lease liabilities	15,534
Total liabilities assumed	$1,785,278

Net assets acquired	$4,071,470
Goodwill acquired	539,793
Purchase price consideration	$4,611,263
Post-arrangement operating results. The results of operations of Enerplus have been included in the Company’s unaudited condensed consolidated financial statements since the closing of the Arrangement on May 31, 2024. The following table summarizes the total revenues and income before income taxes attributable to Enerplus that were recorded in the Company’s Condensed Consolidated Statement of Operations for the periods presented.

Three and Six Months Ended June 30, 2024
(In thousands)
Revenues	$132,036
Income before income taxes	15,131
Unaudited pro forma financial information. Summarized below are the condensed consolidated results of operations for the periods presented, on an unaudited pro forma basis, as if the Arrangement had occurred on January 1, 2023. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Arrangement, including transaction costs incurred by the Company. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Arrangement occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Arrangement or any estimated costs that have not yet been incurred by the Company to integrate the Enerplus assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenues	$1,529,346	$1,236,247	$2,947,425	$2,518,005
Net income	315,626	263,987	574,643	595,469

Net income per share:
Basic	$5.05	$4.25	$9.23	$9.57
Diluted	4.95	4.12	9.04	9.31
2023 Acquisition
On May 22, 2023, a wholly-owned subsidiary of the Company entered into a definitive agreement to acquire approximately 62,000 net acres in the Williston Basin from XTO Energy Inc. and affiliates, each a subsidiary of Exxon Mobil Corporation (collectively “XTO”), for total cash consideration of $375.0 million, subject to customary purchase price adjustments (the “2023 Williston Basin Acquisition”). The effective date of the 2023 Williston Basin Acquisition was April 1, 2023.
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
The table below presents the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on June 30, 2023. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after June 30, 2023. As of December 31, 2023, the purchase price was finalized with an immaterial adjustment to the preliminary purchase price allocation presented below.

Purchase Price Consideration
(In thousands)
Cash consideration transferred	$361,609

Purchase Price Allocation

(In thousands)
Assets acquired:
Oil and gas properties	$367,672
Inventory	1,844
Total assets acquired	$369,516

Liabilities assumed:
Asset retirement obligations	$6,771
Revenue and production taxes payable	1,136
Total liabilities assumed	$7,907

Net assets acquired	$361,609

9. Divestitures
2024 Divestitures
During the three and six months ended June 30, 2024, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $18.2 million and $20.4 million, respectively.
2023 Divestitures
Non-core properties. During the year ended December 31, 2023, the Company entered into separate agreements with multiple buyers to sell a vast majority of its non-core properties located outside of the Williston Basin (the “Non-core Asset Sales”). As of December 31, 2023, the Company completed these Non-core Asset Sales and received total net cash proceeds (including purchase price adjustments) of $39.1 million, subject to customary post-closing adjustments. As of December 31, 2023, the Company recorded a pre-tax net loss on sale of assets of $8.4 million for the Non-core Asset Sales and an impairment loss of $5.6 million to adjust the carrying value of the assets held for sale to their estimated fair value less costs to sell. The impairment loss was recorded within exploration and impairment expenses on the Condensed Consolidated Statements of Operations.
Other divestitures. During the year ended December 31, 2023, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $12.1 million.
10. Investment in Unconsolidated Affiliate
As of June 30, 2024 and December 31, 2023, the fair value of the Company’s investment in Energy Transfer was $117.7 million and $100.2 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet.
During the three and six months ended June 30, 2024, the Company recorded a net gain of $5.9 million and $22.2 million, respectively, on its investment in Energy Transfer, comprised of an unrealized gain for the change in fair value of the investment of $3.6 million and $17.6 million, respectively, and a realized gain for cash distributions received of $2.3 million and $4.6 million, respectively. During the three and six months ended June 30, 2023, the Company recorded a net gain of $10.1 million and $7.9 million, respectively, on its investment in Energy Transfer, primarily comprised of an unrealized gain for the change in the fair value of its investment of $6.8 million and $1.1 million, respectively, and a realized gain for cash distributions received of $3.0 million and $6.0 million, respectively.
11. Long-Term Debt
The Company’s long-term debt, including the current portion, consists of the following:

	June 30, 2024	December 31, 2023

	(In thousands)
Senior secured revolving line of credit	$575,000	$—
Chord senior unsecured notes	400,000	400,000
Enerplus senior unsecured notes	60,063	—
Less: unamortized deferred financing costs	(3,254)	(4,098)
Total debt, net	1,031,809	395,902
Less: current portion of long-term debt, net	(60,063)	—
Total long-term debt, net	$971,746	$395,902
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) among Oasis Petroleum North America LLC, the Company, Chord Energy LLC, the other guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and issuing bank. The Credit Facility matures on July 1, 2027.
On May 31, 2024, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, increases the borrowing base to $3.0 billion and increases the aggregate amount of elected commitments to $1.5 billion. The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Fifth Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The next scheduled redetermination is expected to occur in or around October 2024.

At June 30, 2024, the Company had $575.0 million borrowings outstanding and $30.2 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $894.8 million. At December 31, 2023, the Company had no borrowings outstanding and $8.9 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $991.1 million.
During the three and six months ended June 30, 2024, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.53% for both periods. During the three and six months ended June 30, 2023, the Company incurred no borrowings on the Credit Facility, resulting in a weighted average interest rate of 0.00%. The Company was in compliance with the financial covenants under the Credit Facility at June 30, 2024. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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
Senior unsecured notes. At June 30, 2024, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. As of June 30, 2024 and December 31, 2023, the fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $399.9 million and $400.0 million, respectively.
Enerplus credit facility. Upon consummation of the Arrangement on May 31, 2024, the Enerplus credit facility was terminated, and the Company paid the remaining outstanding amount of $395.0 million to fully satisfy all such outstanding obligations that were owed under the Enerplus credit facility.
Enerplus senior unsecured notes. Upon consummation of the Arrangement on May 31, 2024, the Company assumed $63.0 million of 3.79% senior unsecured notes from Enerplus (the “Enerplus Senior Notes”). The Enerplus Senior Notes are recorded in the Condensed Consolidated Balance Sheet at their fair value acquired of $60.1 million. The fair value of the Enerplus Senior Notes, which represent a Level 2 fair value measurement, was $60.3 million at June 30, 2024, and was estimated based on the amount that the Company would have to pay a third party to assume the debt, including the credit spread for the difference between the issue rate and the period end market rate. The period end market rate is estimated by comparing the debt to new issuances (secured or unsecured) and secondary trades of similar size and credit statistics for both public and private debt. On July 2, 2024, the Company repaid all of the remaining outstanding Enerplus Senior Notes of $63.0 million and the remaining accrued interest on such notes of $0.8 million.
12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$165,546
Liabilities assumed in Arrangement	138,489
Liabilities incurred during period	1,888
Liabilities settled during period	(891)
Liabilities settled through divestitures	(244)
Accretion expense during period	6,451
Revisions to estimates	1,594
Balance at June 30, 2024	$312,833
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At June 30, 2024, the current portion of the total ARO balance was $37.0 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
13. Income Taxes
The Company’s effective tax rate was 26.8% and 24.7% of pre-tax income, respectively, for the three and six months ended June 30, 2024 as compared to an effective tax rate of 24.4% and 23.9% for the three and six months ended June 30, 2023, respectively.

The effective tax rate for the three months ended June 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and Canadian losses for which no benefit is recognized. The effective tax rate for the three months ended June 30, 2023 was higher than the statutory federal rate of 21% primarily as a result of state income taxes.
The effective tax rates for the six months ended June 30, 2024 and June 30, 2023 were higher than the statutory federal rate of 21% primarily as a result of state income taxes.
On May 31, 2024, the Company completed the Arrangement, and as a result recognized a net deferred tax liability of $1.2 billion in its purchase price allocation as of the acquisition date primarily to reflect the difference between the tax basis and the fair value of Enerplus’ assets acquired and liabilities assumed. The Company did not record a Canadian deferred tax asset due to the lack of continued operations in Canada going forward.
14. Equity-Based Compensation
The Company has previously granted RSUs, PSUs and LSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized $5.4 million and $10.1 million, respectively, in equity-based compensation expenses related to equity-classified awards. During the three and six months ended June 30, 2023, the Company recognized $15.3 million and $27.2 million, respectively, in equity-based compensation expenses related to equity-classified awards. Equity-based compensation expenses related to liability-classified awards were not material for the three and six months ended June 30, 2024 and 2023.
Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, all Enerplus equity-based compensation awards became fully vested and paid in cash. The fair value of the equity-classified awards that vested on May 31, 2024 was $102.4 million.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the six months ended June 30, 2024, the Company granted 139,578 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $165.85 per share.
Performance share units. Performance share units (“PSUs”) that were granted prior to 2024 are contingent shares that vest on a graded basis over a three-year and four-year period and are subject to a service condition.
2024 Performance share units. During the six months ended June 30, 2024, the Company issued PSUs that include (i) total stockholder return (“TSR”) PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “2024 PSUs”), which are eligible to vest and become earned at the end of the applicable performance period on December 31, 2026, subject to the level of achievement with respect to certain performance goals.
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
During the six months ended June 30, 2024, the Company granted (i) 14,677 Absolute TSR PSUs to employees of the Company with a weighted average grant date fair value of $233.19 per share and (ii) 44,033 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $198.73 per share.

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
Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares granted to certain employees that cliff vest over a three-year and four-year period and are subject to a service condition. No LSUs were granted during the six months ended June 30, 2024.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the six months ended June 30, 2024, the Company granted 10,531 phantom unit awards to employees with a weighted average grant date fair value of $163.75 per share.
15. Stockholders’ Equity
Authorized Shares of Common Stock
Chord stockholders approved an amendment to the Amended and Restated Certificate of Incorporation on May 14, 2024 to increase the number of authorized shares of common stock from 120,000,000 to 240,000,000 in connection with the Arrangement. The amendment became effective on May 31, 2024.
Issuance of Common Stock
Pursuant to the Arrangement Agreement, each Enerplus common share issued and outstanding immediately prior to the effective time of the Arrangement was converted into the right to receive 0.10125 shares of Chord common stock, par value $0.01 per share. As a result of the completion of the Arrangement on May 31, 2024, the Company issued 20,680,097 shares of common stock to Enerplus shareholders.

Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the six months ended June 30, 2024 and 2023:

	Rate per Share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q2 2024	$1.25	$1.69	$2.94	$124,708
Q1 2024	1.25	2.00	3.25	137,541
Total	$2.50	$3.69	$6.19	$262,249

Q2 2023	$1.25	$1.97	$3.22	$137,507
Q1 2023	1.25	3.55	4.80	204,884
Total	$2.50	$5.52	$8.02	$342,391
Total dividends declared in the table above includes $1.9 million and $4.3 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and six months ended June 30, 2024, respectively, and $3.8 million and $8.8 million for the three and six months ended June 30, 2023, respectively.
On August 7, 2024, the Company declared a base-plus-variable cash dividend of $2.52 per share of common stock. The dividend will be payable on September 5, 2024 to shareholders of record as of August 21, 2024.
Share Repurchase Program
During the six months ended June 30, 2024, the Company repurchased 558,579 shares of common stock at a weighted average price of $164.23 per common share for a total cost of $91.7 million. As of June 30, 2024, there was $591.3 million of capacity remaining under the Company’s $750.0 million share repurchase program.
During the six months ended June 30, 2023, the Company repurchased 319,458 shares of common stock at a weighted average price of $143.41 per common share for a total cost of $45.8 million under its previous repurchase program, which was replaced by its current $750.0 million share repurchase program.
Warrants
As of June 30, 2024, the Company had 2,161,803 warrants outstanding, comprised of (i) 432,558 warrants with an exercise price of $75.57 per share that expire on November 19, 2024, (ii) 774,327 warrants with an exercise price of $116.37 per share that expire on September 1, 2024 and (iii) 954,918 warrants with an exercise price of $133.70 per share that expire on September 1, 2025.
During the three and six months ended June 30, 2024, there were 650,695 and 1,070,851 warrants exercised, respectively, and during the three and six months ended June 30, 2023, there were 26,488 and 109,402 warrants exercised, respectively.
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
Basic earnings per share amounts have been computed as (i) net income (ii) less distributed and undistributed earnings allocated to participating securities (iii) divided by the weighted average number of basic shares outstanding for the periods presented. Diluted earnings per share amounts have been computed as (i) basic net income attributable to common stockholders (ii) plus the reallocation of distributed and undistributed earnings allocated to participating securities (iii) divided by the weighted average number of diluted shares outstanding for the periods presented. The Company calculates diluted earnings per share under both the two-class method and treasury stock method and reports the more dilutive of the two calculations.
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$213,361	$216,071	$412,715	$513,070
Distributed and undistributed earnings allocated to participating securities	(1,032)	(726)	(1,824)	(1,453)
Net income attributable to common stockholders (basic)	212,329	215,345	410,891	511,617
Reallocation of distributed and undistributed earnings allocated to participating securities	10	12	17	20
Net income attributable to common stockholders (diluted)	$212,339	$215,357	$410,908	$511,637

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	48,665	41,494	45,048	41,531
Dilutive effect of share-based awards	375	933	438	917
Dilutive effect of warrants	876	959	827	819
Diluted weighted average common shares outstanding	49,916	43,386	46,313	43,267

Basic earnings per share	$4.36	$5.19	$9.12	$12.32
Diluted earnings per share	$4.25	$4.96	$8.87	$11.83

Anti-dilutive weighted average common shares:
Potential common shares	1,818	4,118	2,028	4,340

For the three and six months ended June 30, 2024 and 2023, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
17. Commitments and Contingencies
As of June 30, 2024, the Company’s material off-balance sheet arrangements and transactions include $30.2 million in outstanding letters of credit under the Credit Facility and $73.9 million in net surety bond exposure issued as financial assurance on certain agreements.
As of June 30, 2024, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 21 — Commitments and Contingencies in the 2023 Annual Report.
18. Leases
During the six months ended June 30, 2023, the Company recorded a right-of-use asset impairment charge of $17.5 million to exploration and impairment on the Condensed Consolidated Statements of Operations related to a portion of one of its Denver corporate offices. There were no lease impairment charges recorded during the three and six months ended June 30, 2024, nor during the three months ended June 30, 2023.
In connection with the Arrangement, the Company assumed approximately $29.0 million of operating lease liabilities for operating equipment with lease terms through 2027, $7.5 million of operating lease liabilities for office space, primarily in Denver and Calgary, with lease terms through 2029, and approximately $6.5 million of finance lease liabilities for vehicles with lease terms through 2027.
Other than the items disclosed above, no other material changes have occurred to the Company’s lease portfolio for the periods presented. Refer to the 2023 Annual Report for more information on the Company’s leases.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plans” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
•changes in general economic and geopolitical conditions, including as a result of the 2024 U.S. presidential election;
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
•incurring significant transaction and other costs in connection with the Arrangement (as defined in the “Recent Developments” section of Item 2 below) in excess of those anticipated;

•the ultimate timing, outcome and results of integrating the operations of Chord and Enerplus;
•failure to realize the anticipated benefits or synergies from the Arrangement in the timeframe expected or at all;
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

Overview
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company”, “Chord”, “we”, “us,” or “our”) is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a rewarding environment for our employees. We are ideally positioned to enhance return of capital and generate strong free cash flow, while being responsible stewards of the communities and environment where we operate.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of June 30, 2024, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
Recent Developments
Enerplus Arrangement
On February 21, 2024, we entered into an arrangement agreement (the “Arrangement Agreement ”) with Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”), and Spark Acquisition ULC, an unlimited liability company organized and existing under the laws of the Province of Alberta, Canada and a wholly-owned subsidiary of the Company, pursuant to which, among other things, we agreed to acquire Enerplus in a stock-and-cash transaction (such transaction, the “Arrangement”). Enerplus was an independent North American oil and gas E&P company domiciled in Canada with substantially all of its producing assets in the Williston Basin of North Dakota, with limited non-operated interests in the Marcellus Shale. The Arrangement was completed on May 31, 2024.
Upon completion of the Arrangement on May 31, 2024, we issued 20,680,097 shares of common stock and paid $375.8 million in cash to Enerplus shareholders. Under the terms of the Arrangement Agreement, Enerplus shareholders received 0.10125 shares of Chord common stock, par value $0.01 per share, and $1.84 per share in cash in exchange for each share of Enerplus they owned at closing.

Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the periods ended June 30, 2024 and 2023. The results reported for the three and six months ended June 30, 2024 reflect the consolidated results of Chord, including combined operations with Enerplus beginning on May 31, 2024, while the results reported for the three and six months ended June 30, 2023 reflect the consolidated results of Chord, excluding the impact from the business combination with Enerplus and the 2023 acquisition of acreage in the Williston Basin, unless otherwise noted.
Operational and Financial Highlights
•Production volumes averaged 207,187 Boepd (57% oil), including crude oil volumes of 118,143 Bopd in the second quarter of 2024.
•E&P and other capital expenditures (excluding capitalized interest) were $314.3 million in the second quarter of 2024.
•Lease operating expenses (“LOE”) were $9.37 Boe in the second quarter of 2024.
•Net cash provided by operating activities was $460.9 million and net income was $213.4 million in the second quarter of 2024.
Shareholder Return Highlights
•Paid $2.94 per share base-plus-variable cash dividend on June 5, 2024.
•Repurchased $61.7 million of common stock in the second quarter of 2024 with $591.3 million remaining under our $750 million share repurchase program.
•Declared a base-plus-variable cash dividend of $2.52 per share of common stock. The dividend will be payable on September 5, 2024 to shareholders of record as of August 21, 2024.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Our revenues for the three and six months ended June 30, 2024 increased due to the Arrangement, which expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues (in thousands)
Crude oil revenues	$848,104	$678,851	$1,526,955	$1,298,776
NGL revenues	36,760	47,256	84,016	90,779
Natural gas revenues	17,803	22,055	39,858	72,071
Purchased oil and gas sales	358,013	337,098	695,111	346,962
Total revenues	$1,260,680	$1,085,260	$2,345,940	$1,808,588
Production data
Crude oil (MBbls)	10,751	9,012	19,763	17,328
NGLs (MBbls)	3,682	3,133	6,814	6,226
Natural gas (MMcf)(1)	26,528	19,090	45,618	39,881
Oil equivalents (MBoe)	18,854	15,327	34,180	30,201
Average daily production (Boepd)	207,187	168,424	187,802	166,858
Average daily crude oil production (Bopd)	118,143	99,036	108,588	95,736
Average sales prices
Crude oil (per Bbl)
Average sales price	$78.89	$75.32	$77.26	$74.95
Effect of derivative settlements(2)	(0.36)	(0.15)	(0.26)	(8.03)
Average realized price after the effect of derivative settlements(2)	$78.53	$75.17	$77.00	$66.92
NGLs (per Bbl)
Average sales price	$9.99	$15.09	$12.33	$14.58
Effect of derivative settlements(2)	—	—	—	0.46
Average realized price after the effect of derivative settlements(2)	$9.99	$15.09	$12.33	$15.04
Natural gas (per Mcf)
Average sales price(1)	$0.67	$1.16	$0.87	$1.81
Effect of derivative settlements(2)	—	—	—	(0.17)
Average realized price after the effect of derivative settlements(1)(2)	$0.67	$1.16	$0.87	$1.64
____________________
(1)Natural gas production volumes from the Marcellus Shale were 3,764 MMcf for both the three and six months ended June 30, 2024, and the realized natural gas price related to this production was $1.66 per Mcf (prior to the effect of derivative settlements).
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.

Three months ended June 30, 2024 as compared to three months ended March 31, 2024
Crude oil revenues. Our crude oil revenues increased $169.3 million to $848.1 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $127.0 million of additional crude oil revenues quarter over quarter. Excluding the impacts of the Arrangement, our crude oil revenues increased $42.3 million due to an increase of $38.7 million driven by higher crude oil realized prices quarter over quarter, coupled with an increase of $3.6 million due to higher crude oil production volumes sold. Average crude oil sales prices, without derivative settlements, increased by $3.57 per barrel quarter over quarter to an average of $78.89 per barrel for the three months ended June 30, 2024 primarily due to an increase in NYMEX WTI.

NGL revenues. Our NGL revenues decreased $10.5 million to $36.8 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement were not material to NGL revenues quarter over quarter. The decrease was primarily driven by a $16.0 million decrease due to lower NGL realized prices, partially offset by a $5.5 million increase due to higher production volumes sold quarter over quarter. Average NGL sales prices, without derivative settlements, decreased by $5.10 per barrel quarter over quarter to an average of $9.99 per barrel for the three months ended June 30, 2024 primarily due to lower index prices at the Conway hub in Kansas as well as widening differentials.
Natural gas revenues. Our natural gas revenues decreased $4.3 million to $17.8 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $6.5 million of additional natural gas revenues quarter over quarter. Excluding the impacts of the Arrangement, our natural gas revenues decreased $10.8 million primarily due to lower natural gas realized prices quarter over quarter. Average natural gas sales prices, without derivative settlements, decreased by $0.49 per Mcf quarter over quarter to $0.67 per Mcf for the three months ended June 30, 2024 primarily due to lower index prices.
Purchased oil and gas sales. Purchased oil and gas sales increased $20.9 million to $358.0 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in the price of crude oil purchased and subsequently sold quarter over quarter.
Six months ended June 30, 2024 as compared to six months ended June 30, 2023
Crude oil revenues. Our crude oil revenues increased $228.2 million to $1,527.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $127.0 million of additional crude oil revenues period over period. Excluding the impacts of the Arrangement, our crude oil revenues increased $101.2 million due to higher production volumes sold of $57.5 million coupled with higher crude oil realized prices of $43.7 million. Production volumes period over period increased in part due to the 2023 acquisition of acreage in the Williston Basin. Average crude oil sales prices, without derivative settlements, increased by $2.31 per barrel period over period to an average of $77.26 per barrel for the six months ended June 30, 2024 primarily due to an increase in NYMEX WTI.
NGL revenues. Our NGL revenues decreased $6.8 million to $84.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement were not material to NGL revenues period over period. The decrease was primarily due to lower NGL realized prices of $14.0 million, partially offset by higher production volumes sold of $7.2 million period over period. Average NGL sales prices, without derivative settlements, decreased by $2.25 per barrel period over period to an average of $12.33 per barrel for the six months ended June 30, 2024 primarily due to the impact of incurring a fixed fee for the majority of our NGL marketing contracts beginning in the second quarter of 2023, partially offset by higher index prices.
Natural gas revenues. Our natural gas revenues decreased $32.2 million to $39.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $6.5 million of additional natural gas revenues period over period. Excluding the impacts of the Arrangement, our natural gas revenues decreased $38.7 million primarily due to lower natural gas realized prices period over period. Average natural gas sales prices, without derivative settlements, decreased by $0.94 per Mcf period over period to $0.87 per Mcf for the six months ended June 30, 2024 primarily due to the impact of incurring a fixed fee for the majority of our natural gas marketing contracts beginning in the second quarter of 2023, coupled with lower index prices.
Purchased oil and gas sales. Purchased oil and gas sales increased $348.1 million to $695.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$176,647	$159,206	$335,853	$311,962
Gathering, processing and transportation expenses	63,130	53,984	117,114	80,412
Purchased oil and gas expenses	356,356	335,762	692,118	345,819
Production taxes	79,522	63,911	143,433	119,005
Depreciation, depletion and amortization	227,928	168,894	396,822	270,837
General and administrative expenses	82,077	25,712	107,789	74,658
Exploration and impairment	1,485	6,154	7,639	31,646
Total operating expenses	987,145	813,623	1,800,768	1,234,339
Gain on sale of assets, net	15,486	1,302	16,788	2,840
Operating income	289,021	272,939	561,960	577,089
Other income (expense)
Net gain (loss) on derivative instruments	4,608	(27,577)	(22,969)	96,452
Net gain from investment in unconsolidated affiliate	5,862	16,296	22,158	7,910
Interest expense, net of capitalized interest	(12,208)	(7,592)	(19,800)	(14,363)
Other income	4,081	2,826	6,907	7,486
Total other income (expense), net	2,343	(16,047)	(13,704)	97,485
Income before income taxes	291,364	256,892	548,256	674,574
Income tax expense	(78,003)	(57,539)	(135,541)	(161,504)
Net income	$213,361	$199,353	$412,715	$513,070
Costs and expenses (per Boe of production)
Lease operating expenses	$9.37	$10.39	$9.83	$10.33
Gathering, processing and transportation expenses	3.35	3.52	3.43	2.66
Production taxes	4.22	4.17	4.20	3.94
Three months ended June 30, 2024 as compared to three months ended March 31, 2024
Lease operating expenses. LOE increased $17.4 million to $176.6 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $22.9 million of additional LOE quarter over quarter. Excluding the impacts of the Arrangement, LOE decreased $5.5 million primarily due to lower workover costs quarter over quarter. LOE per Boe decreased $1.02 per Boe quarter over quarter to $9.37 per Boe for the three months ended June 30, 2024 primarily due to lower workover costs coupled with higher production volumes quarter over quarter.
Gathering, processing and transportation expenses. GPT expenses increased $9.1 million to $63.1 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $10.7 million of additional GPT quarter over quarter. Excluding the impacts of the Arrangement, GPT remained relatively consistent quarter over quarter. GPT expenses per Boe decreased $0.17 per Boe to $3.35 per Boe for the three months ended June 30, 2024.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $20.6 million to $356.4 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 driven by an increase in the price of crude oil purchased and subsequently sold quarter over quarter.

Production taxes. Production taxes increased $15.6 million to $79.5 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $11.1 million of additional production taxes quarter over quarter. Excluding the impacts of the Arrangement, production taxes increased $4.5 million primarily due to higher crude oil sales quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 8.8% for the three months ended June 30, 2024 as compared to 8.5% for the three months ended March 31, 2024. This rate increase quarter over quarter was primarily due to a decrease in natural gas and NGL sales revenues as a result of lower realized prices.
Depreciation, depletion and amortization. DD&A expense increased $59.0 million to $227.9 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $40.4 million of additional DD&A quarter over quarter. Excluding the impacts of the Arrangement, DD&A expense increased $18.6 million primarily due to a higher depletion rate quarter over quarter. The depletion rate increased $1.21 per Boe quarter over quarter to $11.83 per Boe for the three months ended June 30, 2024 primarily due to the addition of oil and gas properties acquired in the Arrangement.
General and administrative expenses. G&A expenses increased $56.4 million to $82.1 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Our expanded operations after the Arrangement contributed $50.7 million of additional G&A expenses quarter over quarter, including merger-related costs of $46.6 million and other G&A expenses of $4.1 million.
Gain on sale of assets, net. During the three months ended June 30, 2024 and March 31, 2024, we recorded a net gain on sale of assets of $15.5 million and $1.3 million, respectively, primarily related to the divestitures of certain non-operated properties within each quarter.
Derivative instruments. We recorded a $4.6 million net gain on derivative instruments for the three months ended June 30, 2024, which was comprised of a net gain of $4.0 million associated with our contracts to manage commodity price risk and an unrealized gain of $0.6 million associated with a contract that includes contingent consideration. The net gain of $4.0 million on commodity derivative contracts included an unrealized gain of $7.9 million related to the change in fair value of our commodity derivative contracts, partially offset by a realized loss of $3.9 million on settled commodity derivative contracts. During the three months ended March 31, 2024, we recorded a $27.6 million net loss on derivative instruments, which was comprised of a net loss of $31.0 million associated with our contracts to manage commodity price risk, partially offset by an unrealized gain of $3.4 million associated with a contract that includes contingent consideration. The net loss of $31.0 million on commodity derivative contracts included an unrealized loss of $29.6 million related to the change in fair value of our commodity derivative contracts and a realized loss of $1.4 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $5.9 million gain related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended June 30, 2024 due to an unrealized gain of $3.6 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $2.3 million for a cash distribution received from Energy Transfer during the period. During the three months ended March 31, 2024, we recorded a $16.3 million gain related to our investment in Energy Transfer due to an unrealized gain of $14.0 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $2.3 million for a cash distribution received from Energy Transfer during the period.
Income tax expense. Our income tax expense was recorded at 26.8% and 22.4% of pre-tax income for the three months ended June 30, 2024 and March 31, 2024, respectively. Our effective tax rate for the three months ended June 30, 2024 was higher than the effective tax rate for the three months ended March 31, 2024 primarily due to Canadian losses for which no benefit is recognized, coupled with the impacts of equity-based compensation windfalls.
Six months ended June 30, 2024 as compared to six months ended June 30, 2023
Lease operating expenses. LOE increased $23.9 million to $335.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $22.9 million of additional LOE period over period. Excluding the impacts of the Arrangement, LOE was relatively consistent period over period. LOE per Boe decreased $0.50 per Boe period over period to $9.83 per Boe for the six months ended June 30, 2024 primarily due to higher production volumes.
Gathering, processing and transportation expenses. GPT expenses increased $36.7 million to $117.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $10.7 million of additional GPT period over period. Excluding the impacts of the Arrangement, GPT increased $26.0 million primarily due to an increased loss attributable to the change in fair value of certain derivative transportation contracts period over period of $24.2 million. GPT expenses per Boe increased $0.77 per Boe period over period to $3.43 per Boe for the six months ended June 30, 2024 due to the increases described above.

Purchased oil and gas expenses. Purchased oil and gas expenses increased $346.3 million to $692.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to an increase in the volume of crude oil purchased and subsequently sold period over period.
Production taxes. Production taxes increased $24.4 million to $143.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $11.0 million of additional production taxes period over period. Excluding the impacts of the Arrangement, production taxes increased $13.4 million primarily due to an increase in crude oil revenues period over period. The production tax rate as a percentage of crude oil, NGL and natural gas sales increased to 8.7% for the six months ended June 30, 2024 as compared to 8.1% for the six months ended June 30, 2023. This rate increase period over period was primarily due to a decrease in natural gas revenue as a result of lower realized prices.
Depreciation, depletion and amortization. DD&A expense increased $126.0 million to $396.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $40.4 million of additional DD&A period over period. Excluding the impacts of the Arrangement, DD&A expense increased $77.6 million primarily due to an increased depletion rate period over period driven by the addition of oil and gas properties acquired in the Arrangement and the 2023 acquisition of acreage in the Williston Basin coupled with a decrease in reserves as a result of lower commodity prices. DD&A expense increased an additional $8.0 million due to higher production volumes. The depletion rate increased $2.61 per Boe period over period to $11.29 per Boe for the six months ended June 30, 2024.
General and administrative expenses. G&A expenses increased $33.1 million to $107.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our expanded operations after the Arrangement contributed $66.9 million of additional G&A expense period over period, including merger-related costs of $62.8 million and other G&A expenses of $4.1 million. Excluding the impacts of the Arrangement, G&A expenses decreased $33.8 million primarily due to a decrease in stock-based compensation costs of $17.0 million due to the vesting of certain equity-based compensation awards in the first half of 2024 as well as higher credits related to billable overhead of $12.7 million.
Exploration and impairment. Exploration and impairment expenses decreased $24.0 million to $7.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, we recorded an impairment charge of $3.9 million associated with a lower of cost or net realizable value write down of oil-in-tank inventory, coupled with $3.7 million of exploration expenses. During the six months ended June 30, 2023, exploration and impairment expenses totaled $31.6 million, which was primarily due to impairment expenses of $29.0 million, including $17.5 million associated with the write-down of the right-of-use asset for our Denver office lease acquired in 2022, $5.8 million associated with a lower of cost or net realizable value write down of oil-in-tank inventory and $5.6 million to adjust the carrying value of non-core properties held for sale to their estimated fair value less costs to sell.
Gain on sale of assets, net. During the six months ended June 30, 2024 and 2023, we recorded a net gain on sale of assets of $16.8 million and $2.8 million, respectively, primarily related to the divestitures of certain non-operated properties within each period.
Derivative instruments. We recorded a $23.0 million net loss on derivative instruments for the six months ended June 30, 2024, which was comprised of a net loss of $27.0 million associated with our contracts to manage commodity price risk, partially offset by an unrealized gain of $4.0 million associated with a contract that includes contingent consideration. The net loss of $27.0 million on commodity derivative contracts included an unrealized loss of $21.7 million related to the change in fair value of our commodity derivative contracts and a realized loss of $5.3 million on settled commodity derivative contracts. During the six months ended June 30, 2023, we recorded a $96.5 million net gain on derivative instruments, which was primarily due to a net gain of $95.6 million associated with our contracts to manage commodity price risk. This net gain of $95.6 million on commodity derivative contracts included an unrealized gain of $238.7 million related to the change in fair value of our commodity derivative contracts, partially offset by a realized loss of $143.1 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $22.2 million gain related to our investment in Energy Transfer for the six months ended June 30, 2024, which included an unrealized gain of $17.6 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $4.6 million for cash distributions received from Energy Transfer during the period. During the six months ended June 30, 2023, we recorded a gain of $7.9 million related to our investment in Energy Transfer, which included a gain of $6.0 million for cash distributions received from Energy Transfer during the period, coupled with an unrealized gain of $1.1 million as a result of an increase in the fair value of the investment during the period.
Income tax expense. Our effective tax rate for the six months ended June 30, 2024 was recorded at 24.7% of pre-tax income which was materially unchanged compared to 23.9% of pre-tax income for the six months ended June 30, 2023.

Liquidity and Capital Resources
As of June 30, 2024, we had $1.1 billion of liquidity available, including $197.4 million in cash and cash equivalents and $894.8 million of aggregate unused borrowing capacity available under our Credit Facility (defined below). Our primary sources of liquidity were from cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility. Our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, debt repayments, share repurchases, cash consideration and transaction costs associated with the Arrangement, and working capital requirements.
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
Enerplus Arrangement. In connection with the consummation of the Arrangement on May 31, 2024, we paid $375.8 million, or $1.84 per Enerplus common share, to Enerplus shareholders. In addition, we paid $395.0 million to settle Enerplus’ revolving bank credit facility balance and $102.4 million to settle all outstanding Enerplus equity-based compensation awards.
In connection with the Arrangement, we incurred certain costs for advisory, legal and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, we incurred merger-related costs of $54.7 million and $62.8 million, respectively, primarily related to legal and advisory services and severance costs.
Commodity derivative contracts. As of June 30, 2024, our commodity derivative contracts cover 4,692 MBbls of our crude oil production for 2024, 5,377 MBbls of our crude oil production and 4,301,600 MMBtu of our natural gas production for 2025 and 1,175 MBbls of our crude oil production for 2026. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
In July 2024, we entered into new commodity derivative contracts to manage risks related to changes in crude oil prices. The following table summarizes these commodity derivative contracts:

			Volumes (Bbl)		Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Total	Daily	Sub-Floor	Floor	Ceiling
Crude oil	2024	Two-way collars	276,000	1,500		$75.00	$79.05
Crude oil	2025	Two-way collars	1,372,000	3,759		$65.98	$76.99
Crude oil	2026	Three-way collars	1,365,000	3,740	$50.00	$65.00	$79.62
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
Revolving credit facility. We have a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $3.0 billion and elected commitments of $1.5 billion that is due July 1, 2027. As of June 30, 2024, we had $575.0 million borrowings outstanding and $30.2 million of outstanding letters of credit, resulting in an unused borrowing capacity of $894.8 million. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. We were in compliance with the financial covenants under the Credit Facility as of June 30, 2024. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information.
Senior unsecured notes. As of June 30, 2024, we had $400.0 million of 6.375% senior unsecured notes outstanding (the “Senior Notes”) that mature on June 1, 2026. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information.
Enerplus senior unsecured notes. In connection with the Arrangement on May 31, 2024, we assumed $63.0 million of 3.79% senior unsecured notes from Enerplus with a fair value of $60.1 million (the “Enerplus Senior Notes”). On July 2, 2024, we repaid all of the remaining outstanding Enerplus Senior Notes and $0.8 million of accrued interest on such notes.
Cash Flows
Our cash flows for the six months ended June 30, 2024 and 2023 are presented below:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$867,574	$877,047
Net cash used in investing activities	(1,150,576)	(858,289)
Net cash provided by (used in) financing activities	162,393	(397,122)
Decrease in cash and cash equivalents	$(120,609)	$(378,364)
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes, operating costs and G&A expenses. Net cash provided by operating activities was $867.6 million for the six months ended June 30, 2024. The decrease in net cash provided by operating activities of $9.5 million as compared to the six months ended June 30, 2023 was primarily due to increases in merger-related costs, production taxes and LOE as well as changes in our working capital, partially offset by an increase in oil revenues. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $18.1 million and $2.4 million during the six months ended June 30, 2024 and 2023, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $894.8 million as of June 30, 2024, and excludes current hedge assets, which were $25.3 million as of June 30, 2024. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $13.9 million as of June 30, 2024.

Cash flows used in investing activities
For the six months ended June 30, 2024, net cash used in investing activities of $1,150.6 million was primarily attributable to the Arrangement, including $395.0 million paid to settle Enerplus’ revolving bank credit facility balance, $375.8 million paid to Enerplus shareholders and $102.4 million paid to settle Enerplus’ equity awards, partially offset by cash acquired in the Arrangement of $239.9 million. Net cash used in investing activities during the six months ended June 30, 2024 also included capital expenditures of $538.7 million incurred to develop our oil and gas properties, partially offset by the receipt of the 2023 contingent consideration earn-out payment of $25.0 million and proceeds from divestitures of $20.9 million. Net cash used in investing activities for the six months ended June 30, 2023 of $858.3 million was primarily attributable to capital expenditures of $407.8 million, $361.6 million paid for the 2023 acquisition of acreage in the Williston Basin and $154.1 million associated with the settlement of derivative contracts.
Cash flows provided by (used in) financing activities
For the six months ended June 30, 2024, net cash provided by financing activities of $162.4 million was primarily attributable to borrowings under the credit facility of $575.0 million, net of repayments of $250.0 million, in connection with the Arrangement and proceeds of $21.0 million from the exercise of outstanding warrants, partially offset by dividends paid to shareholders of $281.7 million, payments of $93.7 million to repurchase our common stock and income tax withholding on vested equity-based compensation awards of $57.4 million. Net cash used in financing activities for the six months ended June 30, 2023 of $397.1 million was primarily attributable to dividends paid to shareholders of $337.7 million, payments of $45.8 million to repurchase our common stock and payments of $13.6 million for income tax withholdings on vested equity-based compensation awards.
Capital Expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table:

	Three Months Ended		Six Months Ended
	March 31, 2024	June 30, 2024	June 30, 2024

	(In thousands)
E&P	$257,712	$312,882	$570,594
Other capital expenditures(1)	745	2,586	3,331
Total E&P and other capital expenditures(2)	258,457	315,468	573,925
Acquisitions(3)	—	6,589	6,589
Total capital expenditures(2)(4)	$258,457	$322,057	$580,514

(1)Other capital expenditures include items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $1.2 million and $1.9 million for the three and six months ended June 30, 2024, respectively.
(2)Total capital expenditures for the three and six months ended June 30, 2024 include approximately $16.1 million and $20.0 million, respectively, related to non-operated divested assets that are expected to be reimbursed.
(3)Excludes amounts attributable to the Arrangement including cash consideration of $375.8 million.
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
Dividends
On August 7, 2024, we declared a base-plus-variable cash dividend of $2.52 per share of common stock. The dividend will be payable on September 5, 2024 to shareholders of record as of August 21, 2024. See “Item 1. Financial Statements (Unaudited)—Note 15—Stockholders’ Equity” for additional information.
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

Share Repurchase Program
During the six months ended June 30, 2024, we repurchased 558,579 shares of common stock at a weighted average price of $164.23 per common share for a total cost of $91.7 million, under our $750 million share repurchase program. As of June 30, 2024, there was $591.3 million of capacity remaining under our $750 million share repurchase program.
We repurchased 319,458 shares of common stock during the six months ended June 30, 2023 under the previous share repurchase program, which was replaced by our current $750 million share repurchase program.
Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 5—Fair Value Measurements” for additional information on our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2023 Annual Report, except as follows.
Business combinations. We account for business combinations under the acquisition method of accounting. Accordingly, we recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. Transaction and integration costs associated with business combinations are expensed as incurred.
We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions in the Arrangement relate to the estimated fair values of proved and unproved oil and natural gas properties. The fair values of these properties are measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of reserves, future operating and development costs, future commodity prices and a market-based weighted average cost of capital rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, we review comparable purchases and sales of crude oil, NGL and natural gas properties within the same regions, and use that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and present values of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.
Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill and is subject to ongoing impairment evaluation as described in Item 1. Financial Statements (Unaudited)—Note 1—Organization and Summary of Significant Accounting Policies—Goodwill. Any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain on bargain purchase. Deferred taxes are recorded for any differences between the assigned values and the tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.

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
The fair value of our unrealized crude oil derivative positions at June 30, 2024 was a net liability position of $15.0 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $53.2 million, while a 10% decrease in crude oil prices would decrease the fair value of this unrealized derivative liability position by approximately $45.4 million. The fair value of our unrealized natural gas derivative positions at June 30, 2024 was a net asset position of $1.2 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative asset position by approximately $1.4 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $1.4 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the 2021 divestiture of oil and gas properties in the Texas region of in the Permian Basin, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2023 or 2024 is less than $45 per barrel, then each calendar year thereafter our right to receive any remaining earn-out payments is terminated. As of June 30, 2024, the fair value of this contingent consideration was $46.7 million. During the six months ended June 30, 2024, we received $25.0 million related to the 2023 earn-out payment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information.
Interest rate risk. At June 30, 2024, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum and $63.0 million of senior unsecured notes at a fixed interest rate of 3.79% per annum. At June 30, 2024, we had $575.0 million borrowings and $30.2 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the Credit Facility). See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and six months ended June 30, 2024, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
On May 31, 2024, we completed the Arrangement. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of June 30, 2024 excludes an assessment of the internal control over financial reporting of Enerplus.
Changes in internal control over financial reporting
On May 31, 2024, we completed the Arrangement. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Enerplus. Other than incorporating Enerplus’ controls, there were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2024:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
April 1 – April 30, 2024	60,964	$185.46	—	$653,007,171
May 1 – May 31, 2024	—	—	—	653,007,171
June 1 – June 30, 2024	365,310	169.01	365,310	591,267,896
Total	426,274	$171.36	365,310
___________________
(1)During the second quarter of 2024, we withheld 60,964 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the second quarter of 2024, we repurchased 365,310 shares of our common stock at a weighted average price of $169.01 per common share for a total cost of $61.7 million under our publicly announced share repurchase program.
(3)In October 2023, our Board of Directors authorized a share repurchase program of up to $750 million of our common stock.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chord Energy Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

4.1	Third Supplemental Indenture to Indenture dated June 28, 2024, by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee.

10.1	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of May 31, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	August 8, 2024	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)