Form 10-Q
period 2024-09-30
Chord Energy Corp
filed 2024-11-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at October 31, 2024: 61,130,474 shares.

GLOSSARY OF TERMS
The terms defined in this section are used throughout this Quarterly Report on Form 10-Q:
“ABR.” Alternate base rate.
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
“SOFR.” Secured overnight financing rate as administered by the Federal Reserve Bank of New York.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$52,050	$317,998
Accounts receivable, net	1,294,597	943,114
Inventory	77,460	72,565
Prepaid expenses	31,703	42,450
Derivative instruments	55,667	37,369
Other current assets	2,061	11,055
Current assets held for sale	38,598	—
Total current assets	1,552,136	1,424,551
Property, plant and equipment
Oil and gas properties (successful efforts method)	12,434,669	6,320,243
Other property and equipment	58,082	49,051
Less: accumulated depreciation, depletion and amortization	(1,797,305)	(1,054,616)
Total property, plant and equipment, net	10,695,446	5,314,678
Derivative instruments	30,987	22,526
Investment in unconsolidated affiliate	116,504	100,172
Long-term inventory	25,861	22,936
Operating right-of-use assets	48,653	21,343
Goodwill	539,793	—
Other assets	24,783	19,944
Total assets	$13,034,163	$6,926,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,386	$34,453
Revenues and production taxes payable	769,540	604,704
Accrued liabilities	738,991	493,381
Accrued interest payable	11,839	2,157
Derivative instruments	3	14,209
Advances from joint interest partners	2,434	2,381
Current operating lease liabilities	40,138	13,258
Other current liabilities	27,704	916
Current liabilities held for sale	2,745	—
Total current liabilities	1,661,780	1,165,459
Long-term debt	867,173	395,902
Deferred tax liabilities	1,421,403	95,322
Asset retirement obligations	279,892	155,040
Derivative instruments	45	717
Operating lease liabilities	21,065	18,667
Other liabilities	5,891	18,419
Total liabilities	4,257,249	1,849,526

	September 30, 2024	December 31, 2023

	(In thousands, except share data)
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 66,772,383 shares issued and 61,479,508 shares outstanding at September 30, 2024; and 120,000,000 shares authorized, 45,032,537 shares issued and 41,249,658 shares outstanding at December 31, 2023	671	456
Treasury stock, at cost: 5,292,875 shares at September 30, 2024 and 3,782,879 shares at December 31, 2023	(732,263)	(493,289)
Additional paid-in capital	7,329,177	3,608,819
Retained earnings	2,179,329	1,960,638
Total stockholders’ equity	8,776,914	5,076,624
Total liabilities and stockholders’ equity	$13,034,163	$6,926,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$1,121,012	$840,625	$2,771,841	$2,302,251
Purchased oil and gas sales	329,455	282,743	1,024,567	629,705
Total revenues	1,450,467	1,123,368	3,796,408	2,931,956
Operating expenses
Lease operating expenses	247,055	177,115	582,908	489,077
Gathering, processing and transportation expenses	77,353	52,294	194,467	132,706
Purchased oil and gas expenses	329,622	281,615	1,021,739	627,433
Production taxes	100,973	72,485	244,410	191,490
Depreciation, depletion and amortization	360,214	160,293	757,036	431,131
General and administrative expenses	52,115	26,117	159,904	100,775
Exploration and impairment	7,269	1,611	14,908	33,257
Total operating expenses	1,174,601	771,530	2,975,372	2,005,869
Gain (loss) on sale of assets, net	(2,973)	899	13,814	3,739
Operating income	272,893	352,737	834,850	929,826
Other income (expense)
Net gain (loss) on derivative instruments	52,721	(85,205)	29,753	11,247
Net gain from investment in unconsolidated affiliate	1,089	13,512	23,246	21,421
Interest expense, net of capitalized interest	(19,146)	(7,923)	(38,946)	(22,286)
Other income (expense)	(2,657)	1,651	4,253	9,137
Total other income (expense), net	32,007	(77,965)	18,306	19,519
Income before income taxes	304,900	274,772	853,156	949,345
Income tax expense	(79,584)	(65,696)	(215,126)	(227,199)
Net income	$225,316	$209,076	$638,030	$722,146
Earnings per share:
Basic (Note 16)	$3.63	$5.01	$12.61	$17.28
Diluted (Note 16)	$3.59	$4.77	$12.34	$16.54
Weighted average shares outstanding:
Basic (Note 16)	61,802	41,563	50,388	41,670
Diluted (Note 16)	62,629	43,662	51,507	43,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2023	41,250	$456	3,783	$(493,289)	$3,608,819	$1,960,638	$5,076,624
Equity-based compensation and vestings	599	4	—	—	4,771	—	4,775
Tax withholdings on settlement of equity-based awards	(280)	(3)	—	—	(46,048)	—	(46,051)
Dividends	—	—	—	—	—	(137,541)	(137,541)
Share repurchases	(193)	—	193	(29,999)	—	—	(29,999)
Warrants exercised	175	2	—	—	8,015	—	8,017
Net income	—	—	—	—	—	199,353	199,353
Balance as of March 31, 2024	41,551	459	3,976	(523,288)	3,575,557	2,022,450	5,075,178
Shares issued in Arrangement	20,680	207	—	—	3,731,930	—	3,732,137
Equity-based compensation and vestings	139	1	—	—	5,359	—	5,360
Tax withholdings on settlement of equity-based awards	(61)	—	—	—	(11,306)	—	(11,306)
Dividends	—	—	—	—	—	(124,708)	(124,708)
Share repurchases	(365)	—	365	(61,747)	—	—	(61,747)
Warrants exercised	287	1	—	—	12,874	—	12,875
Net income	—	—	—	—	—	213,361	213,361
Balance as of June 30, 2024	62,231	668	4,341	(585,035)	7,314,414	2,111,103	8,841,150
Equity-based compensation and vestings	11	—	—	—	5,918	—	5,918
Tax withholdings on settlement of equity-based awards	(3)	—	—	—	(622)	—	(622)
Dividends	—	—	—	—	—	(157,090)	(157,090)
Share repurchases	(951)	—	952	(147,228)	—	—	(147,228)
Warrants exercised	192	3	—	—	9,467	—	9,470
Net income	—	—	—	—	—	225,316	225,316
Balance as of September 30, 2024	61,480	$671	5,293	$(732,263)	$7,329,177	$2,179,329	$8,776,914

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2022	41,477	$438	2,249	$(251,950)	$3,485,819	$1,445,491	$4,679,798
Equity-based compensation and vestings	210	2	—	—	11,852	—	11,854
Tax withholdings on settlement of equity-based awards	(77)	(1)	—	—	(10,299)	—	(10,300)
Dividends	—	—	—	—	—	(204,884)	(204,884)
Share repurchases	(111)	—	111	(15,003)	—	—	(15,003)
Warrants exercised	39	—	—	—	276	—	276
Net income	—	—	—	—	—	296,999	296,999
Balance as of March 31, 2023	41,538	439	2,360	(266,953)	3,487,648	1,537,606	4,758,740
Equity-based compensation and vestings	64	2	—	—	15,325	—	15,327
Tax withholdings on settlement of equity-based awards	(22)	—	—	—	(3,331)	—	(3,331)
Dividends	—	—	—	—	—	(137,507)	(137,507)
Share repurchases	(209)	—	209	(30,815)	—	—	(30,815)
Warrants exercised	19	—	—	—	1,085	—	1,085
Net income	—	—	—	—	—	216,071	216,071
Balance as of June 30, 2023	41,390	441	2,569	(297,768)	3,500,727	1,616,170	4,819,570
Equity-based compensation and vestings	12	—	—	—	10,081	—	10,081
Tax withholdings on settlement of equity-based awards	(1)	—	—	—	(192)	—	(192)
Dividends	—	—	—	—	—	(58,374)	(58,374)
Share repurchases	(703)	—	703	(112,504)	—	—	(112,504)
Warrants exercised	675	7	—	—	73,350	—	73,357
Net income	—	—	—	—	—	209,076	209,076
Balance as of September 30, 2023	41,373	$448	3,272	$(410,272)	$3,583,966	$1,766,872	$4,941,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income	$638,030	$722,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	757,036	431,131
Gain on sale of assets	(13,814)	(3,739)
Impairment	9,838	28,964
Deferred income taxes	146,882	176,678
Net gain on derivative instruments	(29,753)	(11,247)
Net gain from investment in unconsolidated affiliate	(23,246)	(21,421)
Equity-based compensation expenses	16,053	37,260
Deferred financing costs amortization and other	6,407	1,072
Working capital and other changes:
Change in accounts receivable, net	(19,112)	(258,175)
Change in inventory	(6,937)	(4,945)
Change in prepaid expenses	8,090	430
Change in accounts payable, interest payable and accrued liabilities	70,538	135,880
Change in other assets and liabilities, net	(29,240)	42,483
Net cash provided by operating activities	1,530,772	1,276,517
Cash flows from investing activities:
Capital expenditures	(877,381)	(642,584)
Acquisitions, net of cash acquired	(652,672)	(361,609)
Proceeds from divestitures	21,788	46,002
Derivative settlements	(17,760)	(203,238)
Proceeds from sale of investment in unconsolidated affiliate	—	40,612
Contingent consideration received	25,000	—
Distributions from investment in unconsolidated affiliate	6,914	8,499
Net cash used in investing activities	(1,494,111)	(1,112,318)
Cash flows from financing activities:
Proceeds from revolving credit facilities	2,250,000	135,000
Principal payments on revolving credit facilities	(1,780,000)	(135,000)
Cash paid to settle Enerplus senior notes	(63,000)	—
Deferred financing costs	(3,313)	—
Repurchases of common stock	(239,804)	(157,122)
Tax withholding on vesting of equity-based awards	(57,979)	(13,823)
Chord dividends paid	(437,725)	(394,652)
Payments on finance lease liabilities	(1,242)	(1,398)
Proceeds from warrants exercised	30,454	74,611
Net cash used in financing activities	(302,609)	(492,384)
Decrease in cash and cash equivalents	(265,948)	(328,185)
Cash and cash equivalents:
Beginning of period	317,998	593,151
End of period	$52,050	$264,966

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Supplemental non-cash transactions(1):
Change in accrued capital expenditures	$42,306	$77,091
Change in asset retirement obligations	3,869	1,057
Dividends payable	20,572	36,044
___________________
(1)Amounts exclude non-cash consideration transferred and balances acquired on May 31, 2024 in respect of the Arrangement (as defined in Note 1—Organization and Summary of Significant Accounting Policies). Refer to Note 8—Acquisitions for additional information.

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
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. The energy markets have historically been very volatile, and the prices for crude oil, NGLs or natural gas may be subject to wide fluctuations in the future. A substantial or extended decline in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced, the assessment of goodwill impairment, and the Company’s access to capital.

Significant Accounting Policies
Goodwill. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill has an indefinite useful life and is not amortized, but rather is tested by the Company for impairment annually on October 1 or whenever events or changes in circumstances indicate that the fair value of the reporting unit may have been reduced below its carrying value. If the Company’s qualitative analysis indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative impairment test. If the carrying amount exceeds the fair value, an impairment loss is recognized for that excess amount. Circumstances that could indicate impairment and require the Company to assess for impairment include, but are not limited to, declines in the Company’s share performance coupled with adverse commodity prices. Unfavorable changes to these factors, or others, could result in goodwill impairment in future periods. Any such charge will not affect the Company’s cash flow from operating activities or liquidity.
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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Crude oil revenues	$1,073,933	$775,969	$2,600,888	$2,074,746
Purchased crude oil sales	320,692	269,619	994,059	584,109
NGL and natural gas revenues	47,079	64,656	170,953	227,505
Purchased NGL and natural gas sales	8,763	13,124	30,508	45,596
Total revenues	$1,450,467	$1,123,368	$3,796,408	$2,931,956

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these volumes during a reporting period and record any differences between the estimated volumes and actual volumes in the following reporting period. Differences between estimated and actual revenues have historically not been significant. For the three and nine months ended September 30, 2024 and 2023, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

3. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	September 30, 2024	December 31, 2023

	(In thousands)
Inventory
Equipment and materials	$36,032	$30,201
Crude oil inventory	41,428	42,364
Total inventory	77,460	72,565
Long-term inventory
Linefill in third-party pipelines	25,861	22,936
Total long-term inventory	25,861	22,936
Total	$103,321	$95,501
4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,027,894	$749,356
Joint interest accounts	282,056	207,571
Total accounts receivable	1,309,950	956,927
Less: allowance for credit losses	(15,353)	(13,813)
Total accounts receivable, net	$1,294,597	$943,114

Revenues and production taxes payable
Royalties payable	$390,892	$297,531
Revenue suspense	330,023	266,704
Production taxes payable	48,625	40,469
Total revenue and production taxes payable	$769,540	$604,704

Accrued liabilities
Accrued oil and gas marketing	$251,871	$165,141
Accrued capital costs	221,994	122,260
Accrued lease operating expenses	144,309	107,606
Accrued general and administrative expenses	49,725	37,882
Current portion of asset retirement obligations	30,359	10,507
Accrued dividends	20,065	25,167
Other accrued liabilities	20,668	24,818
Total accrued liabilities	$738,991	$493,381
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at September 30, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$41,342	$—	$41,342
Contingent consideration (see Note 6)	—	45,312	—	45,312
Investment in unconsolidated affiliate (see Note 10)	116,504	—	—	116,504
Total assets	$116,504	$86,654	$—	$203,158
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$48	$—	$48
Total liabilities	$—	$48	$—	$48

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$11,312	$5,877	$17,189
Contingent consideration (see Note 6)	—	42,706	—	42,706
Investment in unconsolidated affiliate (see Note 10)	100,172	—	—	100,172
Total assets	$100,172	$54,018	$5,877	$160,067
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$14,926	$—	$14,926
Total liabilities	$—	$14,926	$—	$14,926
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps and collars are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company recorded a credit risk adjustment to reduce the fair value of its net derivative asset for these contracts by $0.6 million at September 30, 2024 and to increase its net derivative liability for these contracts by $0.5 million at December 31, 2023. See Note 6—Derivative Instruments for additional information.
Transportation derivative contracts. The Company had a buy/sell transportation contract as of December 31, 2023 that was a derivative contract for which the Company had not elected the “normal purchase normal sale” exclusion under FASB ASC 815, Derivatives and Hedging. This transportation derivative contract was valued by a third-party preparer based on an income approach. The significant inputs used were quoted forward prices for commodities, market differentials for crude oil and either the Company’s or the counterparty’s nonperformance risk, as appropriate. The assumptions used in the valuation of this contract included certain market differential metrics that were unobservable during the term of the contract. Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the fair value hierarchy as of December 31, 2023. As of June 30, 2024, the term of this contract had expired. See Note 6—Derivative Instruments for additional information.

Contingent consideration. In connection with the 2021 divestiture of certain oil and gas properties, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeds $60 per barrel for such year (the “Contingent Consideration”). If NYMEX WTI for calendar year 2024 is less than $45 per barrel, then the buyer’s obligation to make any remaining earn-out payments is terminated. The fair value of the Contingent Consideration is determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs used are NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. During the nine months ended September 30, 2024, the Company received $25.0 million related to the 2023 earn-out payment. See Note 6—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at September 30, 2024 and December 31, 2023. See Note 10—Investment in Unconsolidated Affiliate for additional information.
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

At September 30, 2024, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2024	Two-way collars	1,840,000	Bbls			$67.50	$81.68
Crude oil	2024	Three-way collars	368,000	Bbls		$55.00	$71.25	$92.14
Crude oil	2024	Fixed-price swaps	460,000	Bbls	$73.82
Crude oil	2025	Two-way collars	4,378,000	Bbls			$63.96	$79.17
Crude oil	2025	Three-way collars	2,371,000	Bbls		$52.69	$67.69	$82.14
Crude oil	2025	Fixed price swaps	362,000	Bbls	$68.93
Crude oil	2026	Three-way collars	2,540,000	Bbls		$51.78	$66.78	$79.89
Natural gas	2025	Two-way collars	1,380,000	MMBtu			$3.00	$4.18
Natural gas	2025	Fixed-price swaps	4,301,600	MMBtu	$3.75
Natural gas	2026	Two-way collars	2,262,500	MMBtu			$3.00	$4.73
Subsequent to September 30, 2024, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Floor	Ceiling

Crude oil	2025	Two-way collars	730,000	Bbls		$65.00	$76.62
Crude oil	2025	Fixed-price swaps	730,000	Bbls	$71.87
Crude oil	2026	Two-way collars	730,000	Bbls		$65.00	$71.83
Transportation derivative contracts. The Company had contracts that provided for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts had required the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of June 30, 2024, the terms of these contracts expired. As of December 31, 2023, the estimated fair value of the remaining contract was $5.9 million, which was classified as a current derivative asset on the Company’s Condensed Consolidated Balance Sheet. The Company recorded the changes in fair value of these contracts to GPT expenses on the Company’s Condensed Consolidated Statements of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 5—Fair Value Measurements for additional information.
Contingent consideration. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of September 30, 2024, the estimated fair value of the Contingent Consideration was $45.3 million, of which $24.6 million was classified as a current derivative asset, and $20.7 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. As of December 31, 2023, the estimated fair value of the Contingent Consideration was $42.7 million, of which $22.6 million was classified as a current derivative asset and $20.1 million was classified as a non-current derivative asset on the Condensed Consolidated Balance Sheet. See Note 5—Fair Value Measurements for additional information.

The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statements of Operations Location	2024	2023	2024	2023

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$54,143	$(91,483)	$27,147	$4,097
Commodity derivatives (buy/sell transportation contracts)	Gathering, processing and transportation expenses(1)	—	(1,432)	(5,877)	16,847
Contingent consideration	Net gain (loss) on derivative instruments	(1,422)	6,278	2,606	7,150
__________________
(1)The change in the fair value of the transportation derivative contracts was recorded in GPT expenses as a loss for the nine months ended September 30, 2024 and the three months ended September 30, 2023 and as a gain for the nine months ended September 30, 2023.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$44,508	$(13,414)	$31,094
Contingent consideration	Derivative instruments — current assets	24,573	—	24,573
Commodity derivatives	Derivative instruments — non-current assets	33,877	(23,629)	10,248
Contingent consideration	Derivative instruments — non-current assets	20,739	—	20,739
Total derivatives assets		$123,697	$(37,043)	$86,654

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$13,417	$(13,414)	$3
Commodity derivatives	Derivative instruments — non-current liabilities	23,674	(23,629)	45
Total derivatives liabilities		$37,091	$(37,043)	$48

		December 31, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$20,647	$(11,769)	$8,878
Contingent consideration	Derivative instruments — current assets	22,614	—	22,614
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current assets	5,877	—	5,877
Commodity contracts	Derivative instruments — non-current assets	16,760	(14,326)	2,434
Contingent consideration	Derivative instruments — non-current assets	20,092	—	20,092
Total derivatives assets		$85,990	$(26,095)	$59,895

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$25,978	$(11,769)	$14,209
Commodity derivatives	Derivative instruments — non-current liabilities	15,043	(14,326)	717
Total derivatives liabilities		$41,021	$(26,095)	$14,926
7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	September 30, 2024	December 31, 2023

	(In thousands)
Proved oil and gas properties	$11,433,840	$6,220,766
Less: Accumulated depletion	(1,772,247)	(1,035,393)
Proved oil and gas properties, net	9,661,593	5,185,373
Unproved oil and gas properties	1,000,829	99,477
Other property and equipment	58,082	49,051
Less: Accumulated depreciation	(25,058)	(19,223)
Other property and equipment, net	33,024	29,828
Total property, plant and equipment, net	$10,695,446	$5,314,678

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

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Cash and cash equivalents	$239,921
Accounts receivable, net	281,492
Inventory	5,701
Prepaid expenses	16,323
Oil and gas properties (successful efforts method)	5,253,860
Other property and equipment	6,812
Long-term inventory	8,636
Operating right-of-use assets	42,954
Other assets	1,049
Total assets acquired	$5,856,748

Liabilities assumed:
Accounts payable	$1,965
Revenues and production taxes payable	199,706
Accrued liabilities	186,334
Current portion of long-term debt	60,063
Current operating lease liabilities	27,420
Deferred tax liabilities	1,179,200
Asset retirement obligations	115,056
Operating lease liabilities	15,534
Total liabilities assumed	$1,785,278

Net assets acquired	$4,071,470
Goodwill	539,793
Purchase price consideration	$4,611,263
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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

	(In thousands)
Revenues	$389,127	$521,163
Income before income taxes	75,855	90,986
Unaudited pro forma financial information. Summarized below are the condensed consolidated results of operations for the periods presented, on an unaudited pro forma basis, as if the Arrangement had occurred on January 1, 2023. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Arrangement, including transaction costs incurred by the Company. In connection with the Arrangement, the Company incurred merger-related costs of $17.5 million and $80.3 million for the three and nine months ended September 30, 2024, respectively, which were recorded to general and administrative expenses on the Condensed Consolidated Statements of Operations. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Arrangement occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Arrangement or any estimated costs that have not yet been incurred by the Company to integrate the Enerplus assets.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2024	2023

	(In thousands, except per share data)
Revenues	$1,555,282	$4,397,893	$4,073,263
Net income	307,127	812,294	904,039

Net income per share:
Basic	$4.93	$13.13	$14.50
Diluted	4.77	12.89	14.08
9. Divestitures and Assets Held for Sale
2024 Divestitures and Assets Held for Sale
Assets held for sale. During the third quarter of 2024, the Company entered into an agreement to divest certain of its non-core properties located outside of the Williston Basin. The transaction closed on October 25, 2024 for estimated net cash proceeds (including purchase price adjustments) of $36.1 million. As of September 30, 2024, the Company classified the assets and liabilities associated with these properties as held for sale on its Condensed Consolidated Balance Sheet.
The following table presents balance sheet data related to the assets held for sale:

September 30, 2024

(In thousands)
Assets:
Oil and gas properties	$39,367
Less: accumulated depreciation, depletion and amortization	(1,169)
Total property, plant and equipment, net	38,198
Inventory	357
Prepaid expenses	43
Total current assets held for sale	$38,598
Liabilities:
Assets retirement obligations	$1,587
Revenues and production taxes payable	1,158
Total current liabilities held for sale	$2,745
Net assets	$35,853
Other divestitures. During the three and nine months ended September 30, 2024, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $0.9 million and $21.3 million, respectively.
2023 Divestitures
Non-core properties. During the year ended December 31, 2023, the Company entered into separate agreements with multiple buyers to sell certain of its non-core properties located outside of the Williston Basin (the “Non-core Asset Sales”). As of December 31, 2023, the Company had completed these Non-core Asset Sales and received total net cash proceeds (including purchase price adjustments) of $39.1 million, subject to customary post-closing adjustments. As of December 31, 2023, the Company recorded a pre-tax net loss on sale of assets of $8.4 million for the Non-core Asset Sales and an impairment loss of $5.6 million to adjust the carrying value of the assets held for sale to their estimated fair value less costs to sell. The impairment loss was recorded within exploration and impairment expenses on the Condensed Consolidated Statements of Operations.
Other divestitures. During the year ended December 31, 2023, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $12.1 million.

10. Investment in Unconsolidated Affiliate
As of September 30, 2024 and December 31, 2023, the fair value of the Company’s investment in Energy Transfer was $116.5 million and $100.2 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet.
During the three and nine months ended September 30, 2024, the Company recorded a net gain of $1.1 million and $23.2 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in fair value of the investment of $1.2 million and an unrealized gain for the change in fair value of the investment of $16.3 million, respectively, and a realized gain for cash distributions received of $2.3 million and $6.9 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded a net gain of $13.5 million and $21.4 million, respectively, on its investment in Energy Transfer, primarily comprised of an unrealized gain for the change in the fair value of its investment of $9.7 million and $10.8 million, respectively, and a realized gain for cash distributions received of $2.5 million and $8.5 million, respectively.
11. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
Senior secured revolving line of credit	$470,000	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(2,827)	(4,098)
Total long-term debt, net	$867,173	$395,902
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) among Oasis Petroleum North America LLC, the Company, Chord Energy LLC, Enerplus, the other guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and issuing bank. The Credit Facility matures on July 1, 2027.
On May 31, 2024, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment, among other things, increased the borrowing base to $3.0 billion and increased the aggregate amount of elected commitments to $1.5 billion. On November 4, 2024, the Company (i) completed its semi-annual borrowing base redetermination, which affirmed the current borrowing base of $3.0 billion and the aggregate elected revolving commitment amounts of $1.5 billion and (ii) entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”). The foregoing description of the Fifth Amendment and Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Fifth Amendment and Sixth Amendment, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q. The next scheduled redetermination is expected to occur in or around April 2025.
At September 30, 2024, the Company had $470.0 million borrowings outstanding and $30.7 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $999.3 million. At December 31, 2023, the Company had no borrowings outstanding and $8.9 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $991.1 million.
During the three and nine months ended September 30, 2024, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.51% for both periods. During the three and nine months ended September 30, 2023, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.09% for both periods. The Company was in compliance with the financial covenants under the Credit Facility at September 30, 2024. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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

Senior unsecured notes. At September 30, 2024, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. As of September 30, 2024 and December 31, 2023, the fair value of the Senior Notes, which are publicly traded among qualified institutional investors and represent a Level 1 fair value measurement, was $400.8 million and $400.0 million, respectively.
Enerplus credit facility. Upon consummation of the Arrangement on May 31, 2024, the Enerplus credit facility was terminated, and the Company paid the remaining outstanding amount of $395.0 million to fully satisfy all such outstanding obligations that were owed under the Enerplus credit facility.
Enerplus senior unsecured notes. Upon consummation of the Arrangement on May 31, 2024, the Company assumed $63.0 million of 3.79% senior unsecured notes from Enerplus (the “Enerplus Senior Notes”). The Enerplus Senior Notes were recorded in the Condensed Consolidated Balance Sheet at their fair value acquired of $60.1 million as of the acquisition date. The fair value of the Enerplus Senior Notes, which represented a Level 2 fair value measurement, was estimated based on the amount that the Company would have to pay a third party to assume the debt, including the credit spread for the difference between the issue rate and the May 31, 2024 market rate. The May 31, 2024 market rate was estimated by comparing the debt to new issuances (secured or unsecured) and secondary trades of similar size and credit statistics for both public and private debt. On July 2, 2024, the Company repaid all of the remaining outstanding Enerplus Senior Notes of $63.0 million and the remaining accrued interest on such notes of $0.8 million.
12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$165,546
Liabilities assumed in Arrangement	138,489
Liabilities incurred during period	2,721
Liabilities settled during period	(7,550)
Liabilities settled through divestitures	(269)
Accretion expense during period	11,307
Revisions to estimates	1,594
Liabilities held for sale	(1,587)
Balance at September 30, 2024	$310,251
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2024, the current portion of the total ARO balance was $30.4 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
13. Income Taxes
The Company’s effective tax rate was 26.1% and 25.2% of pre-tax income, respectively, for the three and nine months ended September 30, 2024 as compared to an effective tax rate of 23.9% for the three and nine months ended September 30, 2023.
The effective tax rate for the three months ended September 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings. The effective tax rates for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 were higher than the statutory federal rate of 21% primarily as a result of state income taxes.
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

Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized $5.9 million and $16.1 million, respectively, in equity-based compensation expenses related to equity-classified awards. During the three and nine months ended September 30, 2023, the Company recognized $10.1 million and $37.3 million, respectively, in equity-based compensation expenses related to equity-classified awards. Equity-based compensation expenses related to liability-classified awards were not material for the three and nine months ended September 30, 2024 and 2023.
Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, all Enerplus equity-based compensation awards became fully vested and paid in cash. The fair value of the equity-classified awards that vested on May 31, 2024 was $102.4 million.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the nine months ended September 30, 2024, the Company granted 148,325 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $165.59 per share.
Performance share units. Performance share units (“PSUs”) that were granted prior to 2024 are contingent shares that vest on a graded basis over a three-year and four-year period and are subject to a service condition.
2024 Performance share units. During the nine months ended September 30, 2024, the Company granted PSUs that include (i) total stockholder return (“TSR”) PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “2024 PSUs”), which are eligible to vest and become earned at the end of the applicable performance period on December 31, 2026, subject to the level of achievement with respect to certain performance goals.
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
During the nine months ended September 30, 2024, the Company granted (i) 15,808 Absolute TSR PSUs to employees of the Company with a weighted average grant date fair value of $233.01 per share and (ii) 47,428 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $201.02 per share.
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
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs granted during the periods presented:

	Absolute and Relative TSR PSUs
	Three Months Ended March 31, 2024			Three Months Ended September 30, 2024
Forecast period (years)	3			3
Risk-free interest rates	4.4%			3.8%	—	4.7%
Implied equity volatility	35%			35%
Range of stock price on date of grant	$160.23	—	$163.75	$141.41	—	$169.66

Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares granted to certain employees that cliff vest over a three-year and four-year period and are subject to a service condition. No LSUs were granted during the nine months ended September 30, 2024.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the nine months ended September 30, 2024, the Company granted 10,664 phantom unit awards to employees with a weighted average grant date fair value of $163.82 per share.
15. Stockholders’ Equity
Authorized Shares of Common Stock
On May 14, 2024, Chord stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 to 240,000,000 in connection with the Arrangement. This amendment became effective on May 31, 2024.
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
Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the nine months ended September 30, 2024 and 2023:

	Rate per Share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q3 2024	$1.25	$1.27	$2.52	$157,090
Q2 2024	1.25	1.69	2.94	124,708
Q1 2024	1.25	2.00	3.25	137,541
Total	$3.75	$4.96	$8.71	$419,339

Q3 2023	$1.25	$0.11	$1.36	$58,374
Q2 2023	1.25	1.97	3.22	137,507
Q1 2023	1.25	3.55	4.80	204,884
Total	$3.75	$5.63	$9.38	$400,765
Total dividends declared in the table above includes $1.6 million and $5.9 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $10.2 million for the three and nine months ended September 30, 2023, respectively.
On November 6, 2024, the Company declared a base-plus-variable cash dividend of $1.44 per share of common stock. The dividend will be payable on December 12, 2024 to shareholders of record as of November 27, 2024.
Share Repurchase Program
During the nine months ended September 30, 2024, the Company repurchased 1,509,996 shares of common stock at a weighted average price of $157.47 per common share for a total cost of $237.8 million, excluding accrued excise tax of $1.2 million. As of September 30, 2024, there was $445.2 million of capacity remaining under the Company’s $750.0 million share repurchase program.
During the nine months ended September 30, 2023, the Company repurchased 1,023,320 shares of common stock at a weighted average price of $154.52 per common share for a total cost of $158.1 million, excluding accrued excise tax of $0.2 million, under its previous repurchase program, which was replaced by its current $750.0 million share repurchase program.

In October 2024, the Board of Directors authorized a new share repurchase program of $750.0 million of the Company’s common stock, which replaces the existing $750.0 million share repurchase program. The Company has repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits the Company to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require the Company to make purchases within a particular time frame.
Warrants
As of September 30, 2024, the Company had 1,294,610 warrants outstanding, comprised of (i) 404,058 warrants with an exercise price of $75.57 per share that expire on November 19, 2024 and (ii) 890,552 warrants with an exercise price of $133.70 per share that expire on September 1, 2025. The Company had 395,809 warrants expire on September 1, 2024.
During the three and nine months ended September 30, 2024, there were 922,475 and 1,993,326 warrants exercised, respectively, and during the three and nine months ended September 30, 2023, there were 707,227 and 816,630 warrants exercised, respectively.
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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$225,316	$209,076	$638,030	$722,146
Distributed and undistributed earnings allocated to participating securities	(778)	(801)	(2,598)	(2,281)
Net income attributable to common stockholders (basic)	224,538	208,275	635,432	719,865
Reallocation of distributed and undistributed earnings allocated to participating securities	3	28	19	44
Net income attributable to common stockholders (diluted)	$224,541	$208,303	$635,451	$719,909

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	61,802	41,563	50,388	41,670
Dilutive effect of share-based awards	365	955	413	930
Dilutive effect of warrants	462	1,144	706	927
Diluted weighted average common shares outstanding	62,629	43,662	51,507	43,527

Basic earnings per share	$3.63	$5.01	$12.61	$17.28
Diluted earnings per share	$3.59	$4.77	$12.34	$16.54

Anti-dilutive weighted average common shares:
Potential common shares	1,505	3,391	1,853	4,023

For the three and nine months ended September 30, 2024 and 2023, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.

17. Commitments and Contingencies
As of September 30, 2024, the Company’s material off-balance sheet arrangements and transactions include $30.7 million in outstanding letters of credit under the Credit Facility and $74.9 million in net surety bond exposure issued as financial assurance on certain agreements.
As of September 30, 2024, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 21 — Commitments and Contingencies in the 2023 Annual Report, other than those assumed in connection with the Arrangement.
Volume commitment agreements. As of September 30, 2024, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 49.7 MMBbl of crude oil, 8.6 MMBbl of NGLs, 492.4 Bcf of natural gas and 0.3 MMBbl of water, prior to any applicable volume credits and within specified timeframes. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed below represent undiscounted cash flows on a gross basis and no inflation elements have been applied.
As of September 30, 2024, the estimable future commitments of the Company’s commitment agreements, including those assumed in connection with the Arrangement, are as follows:

(In thousands)
Year 1	$148,397
Year 2	158,177
Year 3	121,161
Year 4	70,441
Year 5	49,671
Thereafter	81,285
$629,132
The Company enters into these long-term contracts to provide production flow assurance in oversupplied areas with limited infrastructure, which provides for optimization of transportation and processing costs. As properties are undergoing development activities, the Company may experience temporary delivery or transportation shortfalls until production volumes grow to meet or exceed the minimum volume commitments. The Company recognizes any monthly deficiency payments in the period in which the under delivery takes place and the related liability has been incurred. The table above does not include any such deficiency payments that may be incurred under the Company’s physical delivery contracts, since the amount and timing of any such penalties incurred cannot be predicted with accuracy. For the three and nine months ended September 30, 2024, the Company did not incur any deficiency payments related to these contracts.
The future commitments under certain agreements cannot be estimated and are therefore excluded from the table above as they are based on fixed differentials relative to a commodity index price under the agreements as compared to the differential relative to a commodity index price for the production month.
18. Leases
During the three months ended September 30, 2024, the Company recorded a $2.5 million impairment charge related to the Denver office and its related fixed assets acquired in the Arrangement as a result of the current sublease market conditions. There were no lease impairment charges recorded during the six months ended June 30, 2024. During the nine months ended September 30, 2023, the Company recorded a right-of-use asset impairment charge of $17.5 million related to a portion of one of its corporate offices. The right-of-use asset impairment charges are recorded within exploration and impairment on the Condensed Consolidated Statements of Operations.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of September 30, 2024, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
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

Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the periods ended September 30, 2024 and 2023. The results reported for the three and nine months ended September 30, 2024 reflect the consolidated results of Chord, including combined operations with Enerplus beginning on May 31, 2024 and the 2023 acquisition of acreage in the Williston Basin, while the results reported for the three and nine months ended September 30, 2023 reflect the consolidated results of Chord, including the 2023 acquisition of acreage in the Williston Basin beginning on June 30, 2023 and excluding the impact from the business combination with Enerplus, unless otherwise noted.
Operational and Financial Highlights
•Production volumes averaged 280,815 Boepd (57% oil), including crude oil volumes of 158,793 Bopd in the third quarter of 2024.
•E&P and other capital expenditures (excluding capitalized interest) were $329.2 million in the third quarter of 2024.
•Lease operating expenses (“LOE”) were $9.56 per Boe in the third quarter of 2024.
•Net cash provided by operating activities was $663.2 million and net income was $225.3 million in the third quarter of 2024.
Shareholder Return Highlights
•Paid $2.52 per share base-plus-variable cash dividend on August 21, 2024.
•Repurchased $146.0 million of common stock in the third quarter of 2024 with $445.2 million remaining under our $750 million share repurchase program.
•In October 2024, the Board of Directors authorized a new $750.0 million share repurchase program.
•Declared a base-plus-variable cash dividend of $1.44 per share of common stock. The dividend will be payable on December 12, 2024 to shareholders of record as of November 27, 2024.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Our revenues for the three and nine months ended September 30, 2024 increased due to the Arrangement, which expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended September 30, 2024	Three Months Ended June 30, 2024	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues (in thousands)
Crude oil revenues	$1,073,933	$848,104	$2,600,888	$2,074,746
NGL revenues	30,038	36,760	114,055	131,818
Natural gas revenues	17,041	17,803	56,898	95,687
Purchased oil and gas sales	329,455	358,013	1,024,567	629,705
Total revenues	$1,450,467	$1,260,680	$3,796,408	$2,931,956
Production data
Crude oil (MBbls)	14,609	10,751	34,372	26,653
NGLs (MBbls)	4,758	3,682	11,572	9,541
Natural gas (MMcf)(1)	38,809	26,528	84,428	61,198
Oil equivalents (MBoe)	25,835	18,854	60,015	46,394
Average daily production (Boepd)	280,815	207,187	219,033	169,940
Average daily crude oil production (Bopd)	158,793	118,143	125,445	97,630
Average sales prices
Crude oil (per Bbl)
Average sales price	$73.51	$78.89	$75.67	$77.84
Effect of derivative settlements(2)	0.07	(0.36)	(0.13)	(7.59)
Average realized price after the effect of derivative settlements(2)	$73.58	$78.53	$75.54	$70.25
NGLs (per Bbl)
Average sales price	$6.31	$9.99	$9.86	$13.82
Effect of derivative settlements(2)	—	—	—	0.29
Average realized price after the effect of derivative settlements(2)	$6.31	$9.99	$9.86	$14.11
Natural gas (per Mcf)
Average sales price(1)	$0.44	$0.67	$0.67	$1.56
Effect of derivative settlements(2)	—	—	—	(0.11)
Average realized price after the effect of derivative settlements(1)(2)	$0.44	$0.67	$0.67	$1.45
____________________
(1)For the three and nine months ended September 30, 2024, natural gas production volume from the Marcellus Shale was 10,508 MMcf and 14,272 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $1.32 per Mcf and $1.41 per Mcf, for the three and nine months ended September 30, 2024, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended September 30, 2024 as compared to three months ended June 30, 2024
Crude oil revenues. Our crude oil revenues increased $225.8 million to $1,073.9 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. Our crude oil revenues increased $283.6 million due to higher total crude oil production volumes sold, primarily due to a full quarter of results from the Arrangement. The increase was partially offset by a decrease of $57.8 million due to lower crude oil realized prices quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $5.38 per barrel quarter over quarter to an average of $73.51 per barrel for the three months ended September 30, 2024 primarily due to a decrease in NYMEX WTI.

NGL revenues. Our NGL revenues decreased $6.7 million to $30.0 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The decrease was primarily due to lower NGL realized prices quarter over quarter resulting in a $13.5 million decrease, partially offset by an increase of $6.8 million due to higher NGL production volumes sold quarter over quarter due to a full quarter of results from the Arrangement. Average NGL sales prices, without derivative settlements, decreased by $3.68 per barrel quarter over quarter to an average of $6.31 per barrel for the three months ended September 30, 2024 primarily due to a decrease in the corresponding NGL product benchmark prices.
Natural gas revenues. Our natural gas revenues decreased $0.8 million to $17.0 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The decrease was primarily due to lower natural gas realized prices quarter over quarter of $6.2 million, offset by an increase in total natural gas production volumes sold of $5.4 million, primarily due to a full quarter of results from the Arrangement. Average natural gas sales prices, without derivative settlements, decreased by $0.23 per Mcf quarter over quarter to $0.44 per Mcf for the three months ended September 30, 2024 primarily due to widening differentials.
Purchased oil and gas sales. Purchased oil and gas sales decreased $28.6 million to $329.5 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. This decrease was primarily due to lower crude oil prices and a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter.
Nine months ended September 30, 2024 as compared to nine months ended September 30, 2023
Crude oil revenues. Our crude oil revenues increased $526.1 million to $2,600.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our crude oil revenues increased $584.1 million due to higher total crude oil production volumes sold, primarily due to our expanded operations after the Arrangement. The increase was partially offset by a decrease of $57.8 million due to lower crude oil realized prices period over period. Average crude oil sales prices, without derivative settlements, decreased by $2.17 per barrel period over period to an average of $75.67 per barrel for the nine months ended September 30, 2024 primarily due to widening in-basin differentials period over period.
NGL revenues. Our NGL revenues decreased $17.8 million to $114.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to lower NGL realized prices period over period resulting in a $37.8 million decrease, partially offset by an increase of $20.0 million due to higher NGL production volumes sold period over period. Average NGL sales prices, without derivative settlements, decreased by $3.96 per barrel period over period to an average of $9.86 per barrel for the nine months ended September 30, 2024 primarily due to wider differentials on incremental volumes from the Arrangement period over period.
Natural gas revenues. Our natural gas revenues decreased $38.8 million to $56.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to lower natural gas realized prices period over period of $54.5 million, offset by an increase in total natural gas production volumes sold of $15.6 million, primarily due to our expanded operations after the Arrangement. Average natural gas sales prices, without derivative settlements, decreased by $0.89 per Mcf period over period to $0.67 per Mcf for the nine months ended September 30, 2024 primarily due to the impact of incurring a fixed fee for the majority of our natural gas marketing contracts beginning in the second quarter of 2023.
Purchased oil and gas sales. Purchased oil and gas sales increased $394.9 million to $1,024.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold, partially offset by lower crude oil and gas prices period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended September 30, 2024	Three Months Ended June 30, 2024	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$247,055	$176,647	$582,908	$489,077
Gathering, processing and transportation expenses	77,353	63,130	194,467	132,706
Purchased oil and gas expenses	329,622	356,356	1,021,739	627,433
Production taxes	100,973	79,522	244,410	191,490
Depreciation, depletion and amortization	360,214	227,928	757,036	431,131
General and administrative expenses	52,115	82,077	159,904	100,775
Exploration and impairment	7,269	1,485	14,908	33,257
Total operating expenses	1,174,601	987,145	2,975,372	2,005,869
Gain (loss) on sale of assets, net	(2,973)	15,486	13,814	3,739
Operating income	272,893	289,021	834,850	929,826
Other income (expense)
Net gain on derivative instruments	52,721	4,608	29,753	11,247
Net gain from investment in unconsolidated affiliate	1,089	5,862	23,246	21,421
Interest expense, net of capitalized interest	(19,146)	(12,208)	(38,946)	(22,286)
Other income (expense)	(2,657)	4,081	4,253	9,137
Total other income (expense), net	32,007	2,343	18,306	19,519
Income before income taxes	304,900	291,364	853,156	949,345
Income tax expense	(79,584)	(78,003)	(215,126)	(227,199)
Net income	$225,316	$213,361	$638,030	$722,146
Costs and expenses (per Boe of production)
Lease operating expenses	$9.56	$9.37	$9.71	$10.54
Gathering, processing and transportation expenses	2.99	3.35	3.24	2.86
Production taxes	3.91	4.22	4.07	4.13
Three months ended September 30, 2024 as compared to three months ended June 30, 2024
Lease operating expenses. LOE increased $70.4 million to $247.1 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 primarily due to increased costs resulting from the Arrangement of $59.7 million and increased fixed costs quarter over quarter of $10.8 million. LOE per Boe increased $0.19 per Boe quarter over quarter to $9.56 per Boe for the three months ended September 30, 2024 primarily due to higher fixed costs.
Gathering, processing and transportation expenses. GPT expenses increased $14.2 million to $77.4 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 primarily due to increased costs resulting from the Arrangement of $24.4 million, partially offset by lower transportation expenses due to a fixed-cost oil transportation contract that terminated during the second quarter of 2024. GPT expenses per Boe decreased $0.36 per Boe to $2.99 per Boe for the three months ended September 30, 2024 primarily due to the termination of the fixed-cost oil transportation contract during the second quarter of 2024.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $26.7 million to $329.6 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 primarily due to lower crude oil prices and a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter.
Production taxes. Production taxes increased $21.5 million to $101.0 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The increase was primarily due to a $26.0 million increase in production taxes attributable to our expanded operations after the Arrangement, partially offset by the impact of lower oil prices quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas sales of 9.0% for the three months ended September 30, 2024 was in line with the production tax rate of 8.8% for the three months ended June 30, 2024.

Depreciation, depletion and amortization. DD&A expense increased $132.3 million to $360.2 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The increase was primarily due to an $86.1 million increase in DD&A expenses attributable to our expanded operations after the Arrangement, an increase of $40.1 million due to a higher depletion rate quarter over quarter and an increase of $5.6 million due to higher production volumes quarter over quarter. The depletion rate increased $1.82 per Boe quarter over quarter to $13.65 per Boe for the three months ended September 30, 2024 primarily due to the higher costs attributable to the oil and gas properties acquired in the Arrangement.
General and administrative expenses. G&A expenses decreased $30.0 million to $52.1 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in merger-related costs of $37.2 million, partially offset by an increase in compensation and other costs associated with a larger organization after the Arrangement of $7.2 million.
Exploration and impairment. Exploration and impairment expenses increased $5.8 million to $7.3 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The increase is primarily due to a $3.5 million lower of cost or net realizable value write-down of oil-in-tank inventory and a $2.5 million write-down of our Denver office lease acquired in connection with the Arrangement.
Gain (loss) on sale of assets, net. During the three months ended September 30, 2024 and June 30, 2024, we recorded a net loss on sale of assets of $3.0 million and a net gain on sale of assets of $15.5 million, respectively, primarily related to the divestitures of certain non-operated properties within each quarter.
Derivative instruments. We recorded a $52.7 million net gain on derivative instruments for the three months ended September 30, 2024, which was comprised of a net gain of $54.1 million associated with our commodity derivative contracts, offset by an unrealized loss of $1.4 million associated with a contract that includes contingent consideration. The net gain of $54.1 million on commodity derivative contracts included an unrealized gain of $53.2 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized gain of $1.0 million on settled commodity derivative contracts. During the three months ended June 30, 2024, we recorded a $4.6 million net gain on derivative instruments, which was comprised of a net gain of $4.0 million associated with our commodity derivative contracts and an unrealized gain of $0.6 million associated with a contract that includes contingent consideration. The net gain of $4.0 million on commodity derivative contracts included an unrealized gain of $7.9 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, partially offset by a realized loss of $3.9 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $1.1 million gain related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended September 30, 2024 due to a gain of $2.3 million for a cash distribution received from Energy Transfer, offset by an unrealized loss of $1.2 million as a result of a decrease in the fair value of the investment during the quarter. During the three months ended June 30, 2024, we recorded a $5.9 million gain related to our investment in Energy Transfer due to an unrealized gain of $3.6 million as a result of an increase in the fair value of the investment during the quarter, coupled with a gain of $2.3 million for a cash distribution received from Energy Transfer during the quarter.
Interest expense, net of capitalized interest. Interest expense increased $6.9 million to $19.1 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The increase was primarily due to higher borrowings on our revolving Credit Facility during the quarter. For the three months ended September 30, 2024, the weighted average borrowings outstanding under the Credit Facility were $567.6 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.51%. For the three months ended June 30, 2024, the weighted average borrowings outstanding under the Credit Facility were $230.0 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.53%. Interest capitalized during the three months ended September 30, 2024 and June 30, 2024 was $1.8 million and $1.2 million, respectively.
Nine months ended September 30, 2024 as compared to nine months ended September 30, 2023
Lease operating expenses. LOE increased $93.8 million to $582.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily driven by our expanded operations after the Arrangement contributing $105.5 million of additional LOE period over period, increased variable costs of $16.0 million, and increased fixed costs of $5.9 million. These costs were partially offset by a decrease in workover activity of $33.6 million period over period. LOE per Boe decreased $0.83 per Boe period over period to $9.71 per Boe for the nine months ended September 30, 2024 primarily due to higher production volumes and lower workover costs.

Gathering, processing and transportation expenses. GPT expenses increased $61.8 million to $194.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to our expanded operations after the Arrangement contributing $45.8 million of additional GPT and lower fair value gains of $22.7 million attributable to the completion of certain derivative transportation contracts during the nine months ended September 30, 2024. These increases resulted in an increase in GPT expenses of $0.38 per Boe period over period to $3.24 per Boe for the nine months ended September 30, 2024.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $394.3 million to $1,021.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in the volume of crude oil purchased and subsequently sold, partially offset by lower crude oil and gas prices period over period.
Production taxes. Production taxes increased $52.9 million to $244.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to an overall increase in oil production volumes period over period and included a $48.2 million increase in production taxes attributable to our expanded operations after the Arrangement. The production tax rate as a percentage of crude oil, NGL and natural gas sales increased to 8.8% for the nine months ended September 30, 2024 as compared to 8.3% for the nine months ended September 30, 2023. This rate increase period over period was primarily due to decreased natural gas and NGL revenues as a result of lower realized prices.
Depreciation, depletion and amortization. DD&A expense increased $325.9 million to $757.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to our expanded operations after the Arrangement contributing $167.0 million of additional DD&A expense period over period, an increase of $151.2 million due to a higher depletion rate period over period and an increase of $9.1 million due to higher production volumes period over period. The depletion rate increased $3.28 per Boe period over period to $12.30 per Boe for the nine months ended September 30, 2024 primarily due to the higher costs attributable to the oil and gas properties acquired in the Arrangement.
General and administrative expenses. G&A expenses increased $59.1 million to $159.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to increased merger-related costs of $70.6 million and an increase in costs associated with a larger organization after the Arrangement of $15.8 million. These increases were partially offset by a decrease in stock-based compensation costs of $21.2 million due to the vesting of certain equity-based compensation awards period over period.
Exploration and impairment. Exploration and impairment expenses decreased $18.3 million to $14.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded an impairment expense of $9.8 million, which primarily included a $7.4 million lower of cost or net realizable value write-down of oil-in-tank inventory and a $2.5 million impairment expense related to the Denver office lease and related fixed assets acquired in connection with the Arrangement. During the nine months ended September 30, 2023, exploration and impairment expenses totaled $33.3 million, which was primarily due to impairment expenses of $29.0 million, including $17.5 million associated with the write-down of our Denver office lease acquired in 2022, $5.8 million associated with a lower of cost or net realizable value write-down of oil-in-tank inventory and $5.6 million to adjust the carrying value of certain non-core properties held for sale to their estimated fair value less costs to sell.
Gain (loss) on sale of assets, net. During the nine months ended September 30, 2024 and 2023, we recorded a net gain on sale of assets of $13.8 million and $3.7 million, respectively, primarily related to the divestitures of certain non-operated properties within each period.
Derivative instruments. During the nine months ended September 30, 2024, we recorded a $29.8 million net gain on derivative instruments, which was comprised of a net gain of $27.1 million associated with our commodity derivative contracts and an unrealized gain of $2.6 million associated with a contract that includes contingent consideration. The net gain of $27.1 million on commodity derivative contracts included an unrealized gain of $31.5 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized loss of $4.3 million on settled commodity derivative contracts. During the nine months ended September 30, 2023, we recorded an $11.2 million net gain on derivative instruments, which was primarily comprised of a net gain of $7.2 million associated with a contract that includes contingent consideration and a net gain of $4.1 million associated with commodity derivative contracts. The net gain of $4.1 million on commodity derivative contracts included an unrealized gain of $210.3 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, partially offset by a realized loss of $206.2 million on settled commodity derivative contracts.

Investment in unconsolidated affiliate. We recorded a $23.2 million gain related to our investment in Energy Transfer for the nine months ended September 30, 2024, which included an unrealized gain of $16.3 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $6.9 million for cash distributions received from Energy Transfer during the period. During the nine months ended September 30, 2023, we recorded a gain of $21.4 million related to our investment in Energy Transfer, which primarily included an unrealized gain of $10.8 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $8.5 million for cash distributions received from Energy Transfer during the period.
Interest expense, net of capitalized interest. Interest expense increased $16.7 million to $38.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase is primarily due to higher borrowings outstanding on our revolving Credit Facility during the period. For the nine months ended September 30, 2024, the weighted average borrowings outstanding under the Credit Facility were $267.0 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.51%. For the nine months ended September 30, 2023, the weighted average borrowings outstanding under the Credit Facility were $3.3 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.09%. Interest capitalized during the nine months ended September 30, 2024 and September 30, 2023 was $3.7 million and $3.6 million, respectively.
Income tax expense. Our effective tax rate was recorded at 25.2% and 23.9% of pre-tax income for the nine months ended September 30, 2024 and September 30, 2023, respectively. Our effective tax rate was higher period over period due to Canadian losses for which no benefit is recognized and deferred taxes on unremitted earnings.
Liquidity and Capital Resources
As of September 30, 2024, we had $1.1 billion of liquidity available, including $52.1 million in cash and cash equivalents and $999.3 million of aggregate unused borrowing capacity available under our Credit Facility (defined below). Our primary sources of liquidity were from cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility. Our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, debt repayments, share repurchases, cash consideration and transaction costs associated with the Arrangement, and working capital requirements.
Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of ESG matters and other factors, many of which are beyond our control. The U.S. Federal Reserve recently decreased interest rates, however the potential for such rates to decrease further or to remain elevated for an extended period of time has created additional economic uncertainty. Although we are unable to predict future interest rates, this disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
Enerplus Arrangement. In connection with the consummation of the Arrangement on May 31, 2024, we paid $375.8 million, or $1.84 per Enerplus common share, to Enerplus shareholders. In addition, we paid $395.0 million to settle Enerplus’ revolving bank credit facility balance and $102.4 million to settle all outstanding Enerplus equity-based compensation awards.
Also in connection with the Arrangement, we incurred certain costs for advisory, legal and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, we incurred merger-related costs of $17.5 million and $80.3 million, respectively, primarily related to legal and advisory services and severance costs.
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
Commodity derivative contracts. As of September 30, 2024, our commodity derivative contracts cover 2,668 MBbls of our crude oil production for 2024, 7,111 MBbls of our crude oil production and 5,681,600 MMBtu of our natural gas production for 2025 and 2,540 MBbls of our crude oil production and 2,262,500 MMBtu of our natural gas production for 2026. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
In October 2024, we entered into new commodity derivative contracts to manage risks related to changes in crude oil prices. The following table summarizes these commodity derivative contracts:

			Volumes (Bbl)		Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Total	Daily	Fixed-price Swaps	Floor	Ceiling
Crude oil	2025	Two-way collars	730,000	2,000		$65.00	$76.62
Crude oil	2025	Fixed-price swaps	730,000	2,000	$71.87
Crude oil	2026	Two-way collars	730,000	2,000		$65.00	$71.83
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments. For the three and nine months ended September 30, 2023, we did not incur any deficiency payments related to these contracts. See “Item 1. Financial Statements (Unaudited)—Note 17—Commitments and Contingencies” for additional information on our volume delivery commitments.
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
Revolving credit facility. We have a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $3.0 billion and elected commitments of $1.5 billion that is due July 1, 2027. As of September 30, 2024, we had $470.0 million borrowings outstanding and $30.7 million of outstanding letters of credit, resulting in an unused borrowing capacity of $999.3 million. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. We were in compliance with the financial covenants under the Credit Facility as of September 30, 2024. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information.
Senior unsecured notes. As of September 30, 2024, we had $400.0 million of 6.375% senior unsecured notes outstanding (the “Senior Notes”) that mature on June 1, 2026. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information.
Enerplus senior unsecured notes. In connection with the Arrangement on May 31, 2024, we assumed $63.0 million of 3.79% senior unsecured notes from Enerplus (the “Enerplus Senior Notes”). On July 2, 2024, we repaid all of the remaining outstanding Enerplus Senior Notes and $0.8 million of accrued interest on such notes.
Cash Flows
Our cash flows for the nine months ended September 30, 2024 and 2023 are presented below:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$1,530,772	$1,276,517
Net cash used in investing activities	(1,494,111)	(1,112,318)
Net cash used in financing activities	(302,609)	(492,384)
Decrease in cash and cash equivalents	$(265,948)	$(328,185)
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $1,530.8 million for the nine months ended September 30, 2024. The increase in net cash provided by operating activities of $254.3 million as compared to the nine months ended September 30, 2023 was primarily due to an increase in oil revenues, offset by increases in LOE, merger-related costs, GPT costs and production taxes, as well as changes in our working capital. See “Results of Operations” above for additional information.

Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. During the nine months ended September 30, 2024 and 2023, changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) increased net cash flows from operating activities by $23.3 million and decreased net cash flows from operating activities by $84.3 million, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $999.3 million as of September 30, 2024, and excludes current hedge assets, which were $55.7 million as of September 30, 2024. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were immaterial as of September 30, 2024.
Cash flows used in investing activities
For the nine months ended September 30, 2024, net cash used in investing activities of $1,494.1 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $877.4 million and net cash paid for the Arrangement of $652.7 million. The net cash used in the Arrangement included $395.0 million paid to settle Enerplus’ revolving bank credit facility balance, $375.8 million paid to Enerplus shareholders and $102.4 million paid to settle Enerplus’ equity awards, partially offset by cash acquired in the Arrangement of $239.9 million. Net cash used in investing activities during the nine months ended September 30, 2024 also included the receipt of the 2023 contingent consideration earn-out payment of $25.0 million and proceeds from divestitures of $21.8 million. Net cash used in investing activities for the nine months ended September 30, 2023 of $1,112.3 million was primarily attributable to $642.6 million of capital expenditures, $361.6 million paid for the 2023 acquisition of acreage in the Williston Basin and $203.2 million associated with the settlement of derivative contract, partially offset by $46.0 million of proceeds from divestitures and $40.6 million of proceeds from the sale of Energy Transfer units.
Cash flows used in financing activities
For the nine months ended September 30, 2024, net cash used in financing activities of $302.6 million was primarily attributable to dividends paid to shareholders of $437.7 million, payments to repurchase our common stock of $239.8 million, repayments on our Enerplus Senior Notes of $63.0 million and payments for income tax withholdings on vested equity-based compensation awards of $58.0 million. These uses of cash were partially offset by borrowings under the Credit Facility of $2.3 billion, partially offset by repayments of $1.8 billion, resulting in net borrowings under the Credit Facility of $0.5 billion, primarily made in connection with the Arrangement, and proceeds from the exercise of outstanding warrants of $30.5 million. Net cash used in financing activities for the nine months ended September 30, 2023 of $492.4 million was primarily attributable to dividends paid to shareholders of $394.7 million, payments to repurchase our common stock of $157.1 million and payments for income tax withholdings on vested equity-based compensation awards of $13.8 million, partially offset by proceeds from the exercise of outstanding warrants of $74.6 million.
Capital Expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table:

	Three Months Ended			Nine Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	September 30, 2024

	(In thousands)
E&P	$257,712	$312,882	$328,429	$899,023
Other capital expenditures(1)(5)	745	2,586	2,596	5,927
Total E&P and other capital expenditures(2)	258,457	315,468	331,025	904,950
Acquisitions(3)	—	6,589	7,011	13,600
Total capital expenditures(2)(4)	$258,457	$322,057	$338,036	$918,550

(1)Other capital expenditures include items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $1.8 million and $3.7 million for the three and nine months ended September 30, 2024, respectively.
(2)Total capital expenditures for the nine months ended September 30, 2024 include approximately $20.0 million related to certain non-operated divested assets that are expected to be reimbursed.

(3)Excludes amounts attributable to the Arrangement, including cash consideration of $375.8 million.
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
(5)For the three and nine months ended September 30, 2024, capital expenditures related to the Marcellus Shale were $5.2 million and $7.3 million, respectively.
Dividends
On November 6, 2024, we declared a base-plus-variable cash dividend of $1.44 per share of common stock. The dividend will be payable on December 12, 2024 to shareholders of record as of November 27, 2024. See “Item 1. Financial Statements (Unaudited)—Note 15—Stockholders’ Equity” for additional information.
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
Share Repurchase Program
During the nine months ended September 30, 2024, we repurchased 1,509,996 shares of common stock at a weighted average price of $157.47 per common share for a total cost of $237.8 million, excluding accrued excise tax of $1.2 million, under our $750 million share repurchase program. In October 2024, our Board of Directors authorized a new share repurchase program of $750 million, which replaces the existing $750 million share repurchase program. As of September 30, 2024, there was $445.2 million of capacity remaining under the previous $750 million share repurchase program.
During the nine months ended September 30, 2023, we repurchased 1,023,320 shares of common stock under our previous share repurchase program, which was replaced by our current $750 million share repurchase program.
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
The fair value of our unrealized crude oil derivative positions at September 30, 2024 was a net asset position of $37.9 million. A 10% increase in crude oil prices would reduce the fair value of this unrealized derivative asset position by approximately $48.8 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $49.5 million. The fair value of our unrealized natural gas derivative positions at September 30, 2024 was a net asset position of $1.5 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative asset position by approximately $2.2 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $2.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the 2021 divestiture of certain oil and gas properties, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. If the NYMEX WTI crude oil price for calendar year 2024 is less than $45 per barrel, then our right to receive any remaining earn-out payments is terminated. As of September 30, 2024, the fair value of this contingent consideration was $45.3 million. During the nine months ended September 30, 2024, we received $25.0 million related to the 2023 earn-out payment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information.
Interest rate risk. At September 30, 2024, we had $400.0 million of senior unsecured notes at a fixed interest rate of 6.375% per annum. At September 30, 2024, we had $470.0 million borrowings and $30.7 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the Credit Facility). As of September 30, 2024, if interest rates were to increase by 100 basis points on the Credit Facility, the impact on our annual interest expense would not be material. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.

We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2024, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
On May 31, 2024, we completed the Arrangement. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of September 30, 2024 excludes an assessment of the internal control over financial reporting of Enerplus.
Changes in internal control over financial reporting
On May 31, 2024, we completed the Arrangement. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Enerplus. Other than incorporating Enerplus’ controls, there were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2024:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
July 1 – July 31, 2024	361,587	$171.85	360,255	$529,353,310
August 1 – August 31, 2024	262,770	154.21	260,496	489,221,431
September 1 – September 30, 2024	330,666	133.04	330,666	445,228,280
Total	955,023	$153.56	951,417
___________________
(1)During the third quarter of 2024, we withheld 3,606 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the third quarter of 2024, we repurchased 951,417 shares of our common stock at a weighted average price of $153.50 per common share for a total cost of $146.0 million, excluding accrued excise tax of $1.2 million, under our publicly announced share repurchase program.
(3)Our Board of Directors had previously authorized a share repurchase program of up to $750 million of our common stock. In October 2024, the Board of Directors authorized a new share repurchase program covering up to $750 million of common stock, which replaces the existing $750 million share repurchase program.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chord Energy Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

4.1	Third Supplemental Indenture to Indenture dated June 28, 2024, by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q on August 8, 2024, and incorporated herein by reference).

4.2	First Amendment to the Chord Energy Corporation Long Term Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 on September 13, 2024, and incorporated herein by reference).

10.1	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of May 31, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

10.2	Sixth Amendment to the Amended and Restated Credit Agreement, dated as of November 4, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	November 7, 2024	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)