Form 10-K
period 2024-12-31
Chord Energy Corp
filed 2025-02-27
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,389,641,105
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of registrant’s common stock outstanding as of February 21, 2025: 59,629,556
_______________________________________
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III of this report for the year ended December 31, 2024.

i

CHORD ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
“FASB.” Financial Accounting Standards Board.
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
“Standardized measure.” The present value of estimated future net cash flows from proved crude oil and natural gas reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows.
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
•war between Russia and Ukraine, military conflicts in the Red Sea Region and war between Hamas and Israel, with the potential for escalation of hostilities across the surrounding countries in the Middle East, and their effect on commodity prices;
•changes in general economic and geopolitical conditions, including in connection with the recent elections in the United States;
•inflation rates and the impact of associated monetary policy responses, including elevated interest rates;
•logistical challenges and supply chain disruptions;
•changes in trade policies and regulations, including the potential for increases or change in duties, current and potentially new tariffs or quotas;
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
•incurring significant transaction and other costs in connection with the Arrangement (as defined in the “Overview” section of Item 1 below) in excess of those anticipated;
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
•cash flows and liquidity;
•our ability to pursue capital management activities such as share repurchases, paying dividends on our common stock or additional means to return capital to shareholders;
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
•execution of our sustainability initiatives;
•effectiveness of risk management activities;
•competition in the oil and gas industry;
•counterparty credit risk;
•incurring environmental liabilities;
•developments in the global economy as well as any public health crisis and resulting demand and supply for crude oil, NGLs and natural gas;
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
•the impact of disruptions in the financial markets, including bank failures and the elevated interest rate environment;
•plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical; and
•certain factors discussed elsewhere in this Annual Report on Form 10-K.
All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report on Form 10-K are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflationary pressures, the proximity to and capacity of transportation facilities and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed under “Part I, Item 1A. Risk Factors”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Risk Factors Summary
The following is a summary of some of the principal risks that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained in “Part I, Item 1A. Risk Factors.”
Risks related to the Arrangement
•The synergies attributable to the Arrangement may vary from expectations.
•The market price of our common stock may decline if large amounts of our common stock are sold following the Arrangement.
Risks related to the oil and gas industry and our business
•Global geopolitical tensions may create heightened volatility in oil, NGL and natural gas prices and could adversely affect our business, financial condition and results of operations.
•Adverse developments affecting the financial markets, such as bank failures, the potential for the Federal Reserve to increase interest rates or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown, could adversely affect our current and projected business operations, financial condition, results of operations and liquidity.
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
•Our operations are subject to federal, state (provincial in Canada) and local laws and regulations related to environmental and natural resources protection and occupational health and safety, which may expose us to significant costs and liabilities and may result in increased costs and additional operating restrictions or delays.
•Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
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
•Stakeholder and market attention to matters related to corporate responsibility may impact our business and ability to secure financing.
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
•We may be subject to risks in connection with acquisitions, including the Arrangement, because of integration difficulties, uncertainties in evaluating recoverable reserves, well performance and potential liabilities and uncertainties in forecasting crude oil, NGL and natural gas prices and future development, production and marketing costs.
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
•We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal or state or Canadian federal tax purposes, which could adversely affect our financial position, results of operations and cash flows.
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
•Our profitability may be negatively impacted by inflationary pressures in the cost of labor, materials and services and general economic, business or industry conditions.
•Terrorist attacks or cyber-attacks could have a material adverse effect on our business, financial condition or results of operations and could result in information theft or data corruption.
•We face risks associated with disruptive technologies, innovation and competition, including artificial intelligence.

PART I
Item 1. Business
Overview
Chord Energy Corporation (together with our consolidated subsidiaries, the “Company,” “Chord,” “we,” “us,” or “our”), a Delaware corporation, is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin. Chord, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon the completion of the merger of equals with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022 (the “Merger”). On May 31, 2024, we completed the arrangement agreement (the “Arrangement Agreement”) with Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”), pursuant to which we acquired Enerplus. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a rewarding environment for our employees. We are ideally positioned to generate strong free cash flow and enhance return of capital, while being responsible stewards of the communities and environment where we operate.
The results of operations and reserves data presented herein report the results of legacy Oasis prior to the closing of the Merger on July 1, 2022, the results of Chord (including legacy Whiting) from July 1, 2022 through May 30, 2024 and the results of Chord (including legacy Whiting and legacy Enerplus) from May 31, 2024 through December 31, 2024, unless otherwise noted.
In addition, on February 1, 2022, we completed the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP, OMP’s general partner, with and into a subsidiary of Crestwood Equity Partners LP (“Crestwood”) (the “OMP Merger”). The OMP Merger qualified for reporting as a discontinued operation. Accordingly, the results of operations of OMP have been classified as discontinued operations in the Consolidated Statement of Operations for the period from January 1, 2022 to February 1, 2022. Additionally, effective July 1, 2022, we elected to report crude oil, NGLs and natural gas separately on a three-stream basis. Accordingly, our reported production volumes subsequent to July 1, 2022 are reported on a three-stream basis, while periods prior to July 1, 2022 were reported on a two-stream basis with NGLs combined with the natural gas stream. This change impacts comparability with prior periods.
As of December 31, 2024, we had 1,254,860 net leasehold acres in the Williston Basin, approximately all of which is held by production. We are currently exploiting significant resource potential from the Middle Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the locations, size and concentration of our acreage in the Williston Basin creates an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. Our management team has a proven record of accomplishment in identifying, acquiring and executing large, repeatable development drilling programs and has substantial experience in the Williston Basin.
As of December 31, 2024, we had 4,824 gross (3,752.2 net) operated producing wells. Our working interest for producing wells averaged 78% in the wells we operate. During the year ended December 31, 2024, we had average daily production of 232,737 net Boepd. As of December 31, 2024, Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, estimated our net proved reserves to be 883.0 MMBoe, of which 70% were classified as proved developed and 57% were crude oil.
Business Strategy
Our operational and financial strategy is focused on rigorous capital discipline and generating significant, sustainable free cash flow by executing on the following strategic priorities:
•Maximize returns. We intend to efficiently execute our development program and optimize our capital allocation, while evaluating our performance and focusing on continuous improvement. We have established a rigorous capital allocation framework with the objective of balancing stockholder returns and reinvestment of capital. We are focused on conservative capital allocation, delivering low reinvestment rates and returning significant capital to stockholders. Since our inaugural dividend in February 2021, we have declared cash dividends to our stockholders of $55.99 per share of common stock.
Our scale and high-quality assets in the Williston Basin allow us to generate significant, sustainable cash flow to support maximizing returns. We expect that our business strategy will continue to provide sizable cash flow generation which will enable us to return capital to our stockholders and continue to pursue acquisitions that add to our inventory, while maintaining a strong balance sheet. We have a return of capital program designed to provide peer-leading, sustainable stockholder returns. The return of capital plan includes a base cash dividend of $1.30 per share per quarter ($5.20 per share annualized) and a $750 million share repurchase program, which the Board of Directors authorized during the third quarter of 2024.

As of December 31, 2024, we had $592.6 million remaining under this share repurchase program. We plan to return capital through a mix of base and variable dividend payouts, supplemented by opportunistic share repurchases.
We expect to return a certain percentage of adjusted free cash flow (“Adjusted FCF”) each quarter, with the targeted percentage based on free cash flow generated during the previous quarter and projected leverage under the following framework:

•Below 0.5x leverage:	75%+ of Adjusted FCF
•Below 1.0x leverage:	50%+ of Adjusted FCF
•>1.0x leverage:	Base dividend+ ($5.20 per share annualized)
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
As of December 31, 2024, we had $1.1 billion of liquidity available, including $37.0 million of cash and cash equivalents and $1.0 billion of unused borrowing base capacity available under the Credit Facility (defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). During the first quarter of 2025, we expect to have approximately $1.6 billion of liquidity available after taking into account the increase in the aggregate amount of elected commitments to $2.0 billion.
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
•Responsible stewards. We seek to maintain a culture of continuous improvement in ESG practices as outlined here in this Annual Report on Form 10-K and in our Sustainability Report. We strive to provide reliable, safe and affordable energy in a responsible manner against the backdrop of an evolving energy landscape. The key tenets of our ESG philosophy are to always put safety first, minimize our environmental impact, reduce our emissions intensity, promote an inclusive, merit-based culture, align executive compensation with long-term value creation and stockholder interests, and support programs that benefit the communities in which we operate.
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
We remain focused on reducing Scope 1 GHG emissions, and in particular methane emissions. We are establishing a carbon management program that includes a team focused on gas capture, flare management and replacement or retrofit of gas pneumatics. We continue to work to align our Scope 1 and Scope 2 disclosures towards various frameworks, including the Task Force on Climate-related Financial Disclosures (TCFD), the Sustainability Accounting Standards Board's (SASB) Extractives & Minerals Processing Sector: Oil & Gas - Exploration and Production Standard, the Global Reporting Initiative (GRI) Standard for Oil and Gas, and the American Exploration and Production Council (AXPC) ESG Metrics Framework. We also are proficient in capturing the natural gas that we produce, and, as of December 31, 2024, we were capturing substantially all of our natural gas production in North Dakota.
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
We have a short tenured and highly capable Board of Directors that is comprised of diverse and experienced energy industry professionals. Our Board of Directors is 82% independent and 45% of our directors are women. As part of our ongoing effort to enhance our ESG practices, the Board of Directors has established the Safety and Sustainability Committee, which is charged with overseeing our ESG strategies, policies and goals. For more information about our ESG and corporate responsibility efforts, please see the “Sustainability” page of our website and the Proxy Statement that we will file for our 2025 Annual Meeting of Stockholders.
Competitive Strengths
We have a number of competitive strengths that we believe will help us successfully execute our business strategies:
•Substantial leasehold position and existing production in one of North America’s leading unconventional crude oil resource plays. We believe that our Williston Basin acreage represents a premier position in a top oil basin in the United States that will continue to provide significant free cash flow generation. As of December 31, 2024, we had 1,254,860 net leasehold acres in the Williston Basin, which is the largest acreage position of any operator in the Williston Basin. Approximately all of our 1,254,860 net leasehold acres was held by production, and 60% of our 839.1 MMBoe estimated net proved reserves as of December 31, 2024 were comprised of crude oil. We believe we have a large project inventory of potential drilling locations that we have not yet drilled, the majority of which are operated by us.
•Operating control over the majority of our portfolio. In order to maintain control over our asset portfolio, we have established a leasehold position comprised largely of properties that we expect to operate. As of December 31, 2024, 91% of our estimated net proved reserves were attributable to properties that we operate. In 2025, we plan to TIL approximately 130 to 150 gross operated wells with an average working interest of approximately 78%. Controlling operations enables us to optimize capital allocation and control the pace of development of our assets to manage our reinvestment rates in line with our broader strategic objectives. Additionally, operational control allows us to materially benefit from proactively managing our cost structure across our portfolio. We believe that maintaining operational control over the majority of our acreage allows us to better pursue our strategies of enhancing returns through operational, cost and capital efficiencies and allows us to better manage infrastructure investment to drive down operating costs and optimize price realizations.
•Strong balance sheet. We believe our strong balance sheet will allow us to generate significant, sustainable free cash flow and corporate-level returns. We have no near-term debt maturities, are focused on rigorous capital discipline and have a hedging program to minimize downside risk.
•Incentivized management team with proven operating and acquisition skills. Our senior management team has extensive expertise in the oil and gas industry with an average of nearly 25 years of industry experience. We believe our management and technical team is one of our principal competitive strengths relative to our industry peers due to our team’s proven record of accomplishment in identification, acquisition and execution of large, repeatable development drilling programs. In addition, a substantial majority of our executive officers’ overall compensation is in long-term equity-based incentive awards, and we have implemented leading management compensation practices aligned with stockholders, which we believe provides our executive officers with significant incentives to grow the value of our business and return capital to stockholders.
Exploration and Production Operations
Estimated net proved reserves
Our estimated net proved reserves and related PV-10 at December 31, 2024, 2023 and 2022 are based on reports independently prepared by NSAI, our independent reserve engineers. NSAI evaluated 100% of the reserves and discounted values at December 31, 2024, 2023 and 2022 in accordance with the rules and regulations of the SEC applicable to companies involved in crude oil, NGL and natural gas producing activities. Our estimated net proved reserves and related standardized measure of discounted future net cash flows (“Standardized Measure”) and PV-10 do not include probable or possible reserves and were determined using the preceding 12 month unweighted arithmetic average of the first-day-of-the-month index prices for crude oil and natural gas (the “SEC Price”), which were held constant throughout the life of the properties. See “Item 8. Financial Statements and Supplementary Data—Note 24.—Supplemental Oil and Gas Reserve Information — Unaudited” for additional information about our estimated net proved reserves.
The following table summarizes our estimated net proved reserves based upon the SEC Price:

	At December 31,
	2024	2023	2022
Estimated proved reserves:
Crude oil (MMBbls)	503.4	368.4	381.3
NGLs (MMBbls)	167.2	138.2	138.5
Natural gas (Bcf)	1,274.7	777.9	814.9
Total estimated proved reserves (MMBoe)	883.0	636.2	655.6
Percent crude oil	57%	58%	58%
Estimated proved developed reserves:
Crude oil (MMBbls)	317.7	241.4	272.5
NGLs (MMBbls)	125.8	105.7	115.2
Natural gas (Bcf)	1,053.3	640.2	689.7
Total estimated proved developed reserves (MMBoe)	619.1	453.8	502.7
Percent proved developed	70%	71%	77%
Estimated proved undeveloped reserves:
Crude oil (MMBbls)	185.7	127.0	108.8
NGLs (MMBbls)	41.4	32.5	23.2
Natural gas (Bcf)	221.4	137.8	125.3
Total estimated proved undeveloped reserves (MMBoe)	264.0	182.4	152.9

Standardized Measure (GAAP) (in millions)(1)	$8,354.2	$6,990.6	$11,494.5
PV-10 (Non-GAAP) (in millions)(2):
Proved developed PV-10	$7,519.9	$6,572.4	$11,460.3
Proved undeveloped PV-10	2,742.7	1,956.1	2,991.9
Total PV-10 (Non-GAAP)	$10,262.6	$8,528.5	$14,452.2
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
The following table provides a reconciliation of Standardized Measure to PV-10:

	At December 31,
	2024	2023	2022

		(In millions)
Standardized Measure of discounted future net cash flows	$8,354.2	$6,990.6	$11,494.5
Add: present value of future income taxes discounted at 10%	1,908.4	1,537.9	2,957.7
PV-10	$10,262.6	$8,528.5	$14,452.2
Independent petroleum engineers
Our estimated net proved reserves and PV-10 at December 31, 2024, 2023 and 2022 are based on reports independently prepared by NSAI, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revised June 2019) (the “Estimating and Auditing Standards”) and definitions and current guidelines established by the SEC. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.
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
Internal controls over reserves estimation process
We employ NSAI as the independent preparer for 100% of our reserves. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with the independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished for the reserves estimation process. Our Senior Director, Corporate Planning & Reserves is responsible for overseeing the preparation of the reserves estimates under the supervision of our Executive Vice President and Chief Financial Officer. Our Senior Director, Corporate Planning & Reserves has more than 14 years of broad reservoir engineering experience in the oil and gas industry, focused across conventional and unconventional evaluation and development projects, including corporate reserves estimations. He holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.
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
•Review of the reserves report by members of our senior management team, including our President & Chief Executive Officer; Executive Vice President & Chief Operating Officer; Executive Vice President, Chief Strategy Officer & Chief Commercial Officer; Executive Vice President & Chief Financial Officer and Senior Director, Corporate Planning & Reserves; and
•Review of our reserves estimation process and the reserves report by our Audit and Reserves Committee and NSAI on an annual basis.
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

The Merger and Arrangement were accounted for as of July 1, 2022 and May 31, 2024, respectively. Accordingly, the results of operations presented herein report the results of legacy Oasis prior to the closing of the Merger on July 1, 2022, the results of Chord (including legacy Whiting) from July 1, 2022 through May 30, 2024 and the results of Chord (including legacy Whiting and legacy Enerplus) from May 31, 2024 through December 31, 2024. For additional information on price calculations, please see information set forth in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2024	2023	2022
Net production volumes:
Crude oil (MBbls)	48,479	36,427	25,457
NGLs (MBbls)(1)	16,338	13,047	7,026
Natural gas (MMcf)(1)	122,193	82,953	67,428
Oil equivalents (MBoe)	85,182	63,300	43,722
Average daily production (Boepd)	232,737	173,425	119,785
Average sales prices:
Crude oil, without derivative settlements (per Bbl)	$73.67	$77.85	$92.98
Crude oil, with derivative settlements(2) (per Bbl)	73.69	70.92	73.50
NGL, without derivative settlements(1) (per Bbl)	9.92	13.62	26.23
NGL, with derivative settlements(1)(2) (per Bbl)	9.92	13.84	26.94
Natural gas, without derivative settlements(1) (per Mcf)	0.84	1.43	6.30
Natural gas, with derivative settlements(1)(2) (per Mcf)	0.84	1.35	5.26
Average costs (per Boe):
Lease operating expenses	9.68	10.41	10.14
Gathering, processing and transportation expenses	3.14	2.85	3.24
Production taxes	3.91	4.11	5.25
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
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2024. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Gross	Net
Developed acres	2,338,431	1,211,829
Undeveloped acres	163,750	75,809
Total acres	2,502,181	1,287,638
Our total net leasehold position shown in the table above includes 1,254,860 net leasehold acres in the Williston Basin, which is the largest acreage position of any operator in the Williston Basin. At December 31, 2024, our total acreage that is held by production increased to 1,283,462 net acres from 1,025,375 net acres at December 31, 2023.

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2024 that will expire over the next three years unless production is established on the acreage prior to the expiration dates:

	Undeveloped acres expiring
	Gross	Net
Year ending December 31,
2025	1,059	583
2026	1,323	1,086
2027	477	275
We have not assigned any PUD reserves to locations scheduled to be drilled after lease expiration.
Productive wells
As of December 31, 2024, we had 9,011 (4,174.2 net) total gross productive wells, of which 4,824 gross (3,752.2 net) productive wells were operated by us. Substantially all of our productive wells as of December 31, 2024 were horizontal wells.
Drilling and completion activity
The following table summarizes the number of gross and net wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil	189	103.9	111	66.9	67	41.3
Gas	2	0.1	—	—	—	—
Dry	—	—	—	—	—	—
Total development wells	191	104.0	111	66.9	67	41.3
During the years ended December 31, 2024, 2023 and 2022, there were no exploratory wells completed.
As of December 31, 2024, we had 98 gross (74.5 net) wells in the process of being drilled or completed, which included 86 gross operated wells waiting on completion and 5 gross non-operated wells drilling or completing.
As of December 31, 2024, we had five operated rigs running, and we expect to run four to five operated rigs during the majority of 2025.
Description of properties
As of December 31, 2024, our operations were focused in the North Dakota and Montana areas of the Williston Basin targeting the Middle Bakken and Three Forks formations. We are one of the top producers in the Williston Basin, and we have the largest acreage position of any operator in the Williston Basin. We focus our operations in the Williston Basin because of its high oil content, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. The Williston Basin also generally has established infrastructure and access to materials and services.
Marketing
We principally sell our crude oil, NGL and natural gas production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. In an effort to improve price realizations, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGL and natural gas to a broad array of potential purchasers. We sell a significant amount of our crude oil production through bulk sales at delivery points on crude oil gathering systems to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs. These gathering systems, which typically originate at the wellhead and are connected to multiple pipeline and rail facilities, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of December 31, 2024, substantially all of our gross operated crude oil and natural gas production was connected to gathering systems. In addition, from time to time we may enter into third-party purchase and sales transactions to, among other things, improve price realizations, optimize transportation costs, blend to meet pipeline specifications or to cover production shortfalls. We also enter into various sales contracts for a portion of our portfolio at fixed differentials. We believe that the loss of any individual purchaser would not have a long-term material adverse impact on our financial position or results of operations, as alternative customers and markets for the sale of our products are readily available in the areas in which we operate.
Our marketing of crude oil, NGL and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business.”
Delivery commitments
As of December 31, 2024, we had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 46.1 MMBbl of crude oil, 7.5 MMBbl of NGLs, 448.8 Bcf of natural gas and 0.1 MMBbl of water within specified timeframes. We are required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments under certain agreements. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments.
Midstream Transactions
On February 1, 2022, we completed the OMP Merger and, in exchange, received $160.0 million in cash and 20,985,668 common units representing limited partner interests of Crestwood. Prior to the completion of the OMP Merger, OMP was a consolidated subsidiary, and we owned approximately 70% of OMP’s issued and outstanding common units. We had provided OMP acreage dedications pursuant to several long-term, fee-based contractual arrangements for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services, (ii) crude oil gathering, terminal and transportation services, (iii) produced and flowback water gathering and disposal services and (iv) freshwater distribution services. These contracts were assigned to Crestwood upon completion of the OMP Merger. On November 3, 2023, Energy Transfer LP (“Energy Transfer”) completed a merger with Crestwood and, as a result, Energy Transfer now owns and operates the legacy Crestwood assets.
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
In addition, the oil and gas industry as a whole competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price and availability of alternative energy sources, such as wind, solar, nuclear, coal, hydrogen and biofuels as well as the impact of climate change activism, fuel conservation measures and governmental requirements for renewable energy sources, could adversely affect our revenues. See “Item 1A. Risk Factors—Our operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, restrictions on drilling and reduced demand for the crude oil and natural gas that we produce.”
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
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Historically, our compliance costs with applicable laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations; however, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may occur and, thus, there can be no assurance that such costs will not be material in the future. Additionally, environmental incidents such as spills or other releases may occur or past non-compliance with environmental laws or regulations may be discovered, any of which may require us to install new or modified controls on equipment or processes, incur longer permitting timelines and incur increased capital or operating expenditures, the costs of which may be material. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”), the U.S. Environmental Protection Agency (“EPA”), other federal agencies and the courts. We cannot predict when or whether any such proposals may be finalized and become effective.
Regulation of transportation and sales of crude oil
Sales of crude oil and NGLs are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.
Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of crude oil by common carrier pipelines is also subject to rate and access regulation. FERC regulates interstate crude oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate crude oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for crude oil pipelines that allows a pipeline to increase its rates annually up to prescribed ceiling levels that are tied to changes in the Producer Price Index (“PPI”), without making a cost of service filing. Many existing pipelines utilize the FERC crude oil index to change transportation rates annually every July 1. Every five years, FERC reviews the appropriateness of the index level in relation to changes in industry costs. On December 17, 2020, FERC established a new price index for the five-year period commencing July 1, 2021 and ending June 30, 2026, in which common carriers charging indexed rates were permitted to adjust their indexed ceiling annually by PPI plus 0.78% (“December 2020 Order”). The Commission received requests for rehearing of the December 2020 Order and on January 20, 2022, in Docket No. RM20-14, granted rehearing and modified the oil index (“January 2022 Order”). Specifically, for the five-year period commencing July 1, 2021 and ending June 30, 2026, common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by PPI minus 0.21%. FERC directed oil pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022 based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022.
On February 22, 2022, several shippers filed for a Request for Clarification, or in the alternative, Rehearing of the January 2022 Order, which was denied by FERC on May 6, 2022 (“May 2022 Order”).
Numerous parties filed petitions for review of the January 2022 Order and May 2022 Order in the D.C. Circuit and the 5th Circuit. These petitions were ultimately resolved on July 26, 2024 in Liquid Energy Pipeline Ass’n v. FERC, 109 F.4th 543 (D.C. Cir. 2024) (“LEPA v. FERC”). LEPA v. FERC vacated the January 2022 Order on the basis that FERC had failed to comply with notice-and-comment rulemaking requirements before issuing the January 2022 Order and dismissed other petitions for review as moot. On September 17, 2024, FERC issued an order reinstating the index level of PPI plus 0.78% previously established in the December 2020 Order, directing pipelines to make an informational filing showing the recomputed ceiling levels, and allowing pipelines to file prospective rate increases based on the recomputed ceiling levels. Shippers have submitted multiple pleadings in response to FERC’s September 17, 2024 order, which include requests that FERC: establish a new proceeding to remedy the procedural defects identified in LEPA v. FERC and re-institute the PPI minus 0.21% index level; direct oil pipelines not to issue invoices reflecting the PPI plus 0.78% indexed ceilings for periods prior to September 17, 2024; and clarify that rates calculated using the PPI plus 0.78% index level remain subject to refund, all of which remain pending before FERC.
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
Further, interstate and intrastate common carrier crude oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When crude oil pipelines operate at full capacity, access is generally governed by proration provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to crude oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.
We sell a significant amount of our crude oil production through gathering systems connected to rail facilities. Due to several crude oil train derailments in the past 15 years, transportation safety regulators in the United States and Canada have examined the adequacy of transporting crude oil by rail, with an emphasis on the safe transport of Bakken crude oil by rail, following findings by the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) that Bakken crude oil tends to be more volatile and flammable than certain other crude oils, and thus poses an increased risk for a significant accident.
Since 2011, all new railroad tank cars built to transport crude oil or other petroleum type fluids, including ethanol, have been built to more stringent safety standards. In 2015, PHMSA adopted a final rule that includes, among other things, additional requirements to enhance tank car standards for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, new operational protocols for trains transporting large volumes of flammable liquids and a requirement that older DOT-111 tank cars be phased out beginning in late 2017 if they are not already retrofitted to comply with new tank car design standards. In 2016, PHMSA released a final rule mandating a phase-out schedule for all DOT-111 tank cars used to transport Class 3 flammable liquids, including crude oil and ethanol, between 2018 and 2029, and in early 2019, PHMSA published a final rule requiring railroads to develop and submit comprehensive oil spill response plans for specific route segments traveled by a single train carrying 20 or more loaded tanks of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train. Additionally, the 2019 final rule requires railroads to establish geographic response zones along various rail routes, ensure that both personnel and equipment are staged and prepared to respond in the event of an accident, and share information about high-hazard flammable train operations with state and tribal emergency response commissions. In 2024, PHMSA issued a final rule requiring railroads to collect and provide to first responders, emergency response officials, and law enforcement real-time information regarding the transportation of hazardous materials on a train beginning in 2025 and 2026.
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
FERC regulates interstate natural gas transportation rates, and terms and conditions of service, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, FERC has endeavored through a series of orders to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. We cannot provide any assurance that the less stringent regulatory approach established by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.
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
The Energy Policy Act of 2005 (“EPAct 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provides FERC with the power to assess civil penalties of up to $1,584,648 per day, adjusted annually for inflation, for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,584,648 per violation per day, adjusted annually for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. FERC’s regulations implementing EPAct 2005 make it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act, practice or course of business that operates as a fraud or deceit upon any person. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704, as described below. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.
FERC market transparency rules
Under FERC’s regulations, Order No. 704 and related subsequent orders, wholesale buyers and sellers of more than 2.2 million MMBtu of physical natural gas in the previous calendar year, including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors, natural gas marketers and natural gas producers, are required to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting.

Effective November 4, 2009, pursuant to the Energy Independence and Security Act of 2007, the FTC issued a rule prohibiting market manipulation in the petroleum industry. The FTC rule prohibits any person, directly or indirectly, in connection with the purchase or sale of crude oil, gasoline or petroleum distillates at wholesale from: (a) knowingly engaging in any act, practice or course of business, including the making of any untrue statement of material fact, that operates or would operate as a fraud or deceit upon any person; or (b) intentionally failing to state a material fact that under the circumstances renders a statement made by such person misleading, provided that such omission distorts or is likely to distort market conditions for any such product. A violation of this rule may result in civil penalties of up to $1,584,648 per day per violation, adjusted annually for inflation, in addition to any applicable penalty under the Federal Trade Commission Act.
North Dakota Industrial Commission crude oil and natural gas rules
The North Dakota Industrial Commission (“NDIC”) regulates the drilling and production of crude oil and natural gas in North Dakota. Beginning in 2012 and continuing thereafter, the NDIC has adopted more stringent rules relating to production activities, including with respect to financial assurance for wells and underground gathering pipelines, waste discharges and storage, hydraulic fracturing and associated public disclosure on the FracFocus chemical disclosure registry, site construction, underground gathering pipelines and spill containment, which new requirements are now in effect. These requirements could increase or may increase the well costs incurred by us and similarly situated crude oil and natural gas E&P operators, and we expect to continue to incur these increased costs as well as any added costs arising from new NDIC legal requirements laws and regulations applicable to the drilling and production of crude oil and natural gas that may be issued in the future.
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
Legislation since 2010 has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the HLPSA and NGPSA were amended by the Pipeline, Safety, Regulatory Certainty and Job Creation Act of 2011 (the “2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2016 and, most recently, the PIPES Act of 2020. Each of these laws imposed increased pipeline safety obligations on pipeline operators. The 2011 Pipeline Safety Act increased the penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of safety issues that could result in the adoption of new regulatory requirements by PHMSA for existing pipelines. The PIPES Act of 2020 reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory initiatives, including obligating operators of nonrural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations.

Following the adoption of the 2011 Pipeline Safety Act, the PIPES Act of 2016 and the PIPES Act of 2020, PHMSA issued a series of significant rulemakings imposing more stringent regulations on certain types of pipelines. In October 2019, PHMSA published a final rule imposing numerous requirements on onshore gas transmission pipelines relating to maximum allowable operating pressure reconfirmation and exceedance reporting, the integrity assessment of additional pipeline mileage found in MCAs and non-HCA Class 3 and Class 4 areas by 2033, and the consideration of seismicity as a risk factor in integrity management. PHMSA published a second final rule in October 2019 for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, requires accommodation of in-line inspection tools by 2039 unless the pipeline cannot be modified to permit such accommodation, increased annual, accident and safety-related conditional reporting requirements, and expanded the use of leak detection systems beyond HCAs. PHMSA also published final rules during February and July 2020 that amended the minimum safety issues related to natural gas storage facilities, including wells, wellbore tubing and casing, as well as added applicable reporting requirements. In November 2021, PHMSA issued a final rule that imposed safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, imposed criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and applied a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. In August 2022, PHMSA issued a final rule that established more stringent standards for management of change, integrity management, corrosion control, and inspection criteria to help identify and mitigate potential failures and worst-case scenarios, although certain portions of this rule were vacated by the D.C. Circuit in August 2024. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, inspected these plans throughout 2022. In 2023, PHMSA published a notice of proposed rulemaking for regulations that would enhance leak detection and repair requirements for gas distribution, transmission and gathering lines. PHMSA issued the final rule in early January 2025, but it has not been published in the Federal Register and has not taken effect, pending review by the new Trump Administration. PHMSA is also developing new requirements for inspection and maintenance obligations when idled pipelines are returned to service and for pipeline class location changes.
These regulatory actions or any future regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs or other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays. In the absence of PHMSA pursuing any legal requirements, state agencies, to the extent authorized, may pursue state standards, including standards for rural gathering lines.
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
The NDIC has issued orders and pursued other regulatory initiatives to implement legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state, commencing in 2014. As of November 1, 2020, the enforceable gas capture percentage goal is 91%. The NDIC requires operators to develop and implement Gas Capture Plans to maintain consistency with the agency’s gas capture percentage goals, but it maintains the flexibility to exclude certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. Wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a statewide, county, per-field, or per-well basis. Failure of an operator to comply with the applicable goal at maximum efficiency rate may result in the imposition of monetary penalties and restrictions on production from subject wells. In September 2020, the NDIC revised the gas capture policy to allow several additional exceptions for companies that flare natural gas under certain circumstances, such as gas plant outages or delays in securing a right-of-way for pipeline construction. As of December 31, 2024, we were capturing substantially all of our natural gas production in North Dakota. While we were satisfying the applicable gas capture percentage goals as of December 31, 2024, there is no assurance that we will remain in compliance in the future or that such future satisfaction of such goals will not have a material adverse effect on our business and results of operations.
Climate change
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, and regulations that directly limit GHG emissions from certain sources. Moreover, the previous Biden Administration highlighted addressing climate change as a priority, issued several Executive Orders related to climate change, recommitted the United States to long-term international goals to reduce emissions and required the incorporation of climate change considerations into executive agency decision-making. As a result, our operations are subject to a series of regulatory, political, litigation, financial and physical risks associated with the production and processing of fossil fuels and emissions of GHGs. The new Trump Administration has indicated that it is not pursuing a climate change policy in line with the Biden Administration and is instead focused on growth in the energy sector. The new Trump Administration’s priorities, orders and actions are rapidly evolving and have and likely will continue to place less emphasis on concerns regarding climate change.
In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane. While it presently appears unlikely that comprehensive climate change legislation will be passed by Congress in the near future, energy legislation and other regulatory initiatives have been and continue to be proposed that are relevant to GHG emissions issues. For example, the IRA, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on methane emissions from certain facilities, was signed into law in August 2022. The methane emissions fee provision of the IRA took effect in 2024, and the EPA published rules in 2024 to facilitate the determination and payment of this methane charge. The provision applies to methane leaks from certain oil and gas facilities and begins at $900 per metric ton of leaked methane in 2024 and rises to $1,200 per metric ton in 2025 and $1,500 per metric ton in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry. Additionally, in September 2023, the previous Biden Administration directed federal agencies to consider the Social Cost of GHGs (“SC-GHGs”) (formerly known as the Social Cost of Carbon (“SCC”)) metric in budgeting, procurement and other agency decisions, including in environmental reviews, where appropriate. However, the new Trump Administration has rescinded many executive orders issued under the Biden Administration concerning climate change initiatives. Several states, though none in the areas where we operate, have implemented, of their own accord or in coordination with their neighbor states, regional initiatives and programs limiting, monitoring or otherwise regulating GHG emissions.
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
In recent years, there has been considerable focus on the regulation of methane emissions from the oil and gas sector. During 2020, the first Trump Administration finalized two sets of amendments to the 2016 Subpart OOOO performance standards for methane, volatile organic compound (“VOC”) and sulfur dioxide emissions to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. The first, known as the “2020 Technical Rule,” reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the “2020 Policy Rule,” rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a resolution under the Congressional Review Act (“CRA”) that revoked the 2020 Policy Rule. The CRA resolution did not address the 2020 Technical Rule. In response to President Biden’s executive order, the EPA proposed and finalized more stringent methane rules for new, modified and reconstructed upstream and midstream facilities under New Source Performance Standards (“NSPS”) Subpart OOOOb, as well as, for the first time ever, standards for existing sources under NSPS Subpart OOOOc in December 2023. The final rules expand the scope of regulated oil and gas sources beyond those currently regulated under the existing NSPS Subpart OOOOa. Under the final rules, states have two years to prepare and submit plans to impose methane and VOC emissions controls for existing sources. The presumptive standards established under the final rules are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring technologies, the capture and control of emissions by 95% through capture and control systems, zero-emission requirements for specific components and equipment, so-called green well completion requirements and the establishment of a “super emitter” response program which would allow certified third parties to report large emission events to the EPA, triggering additional investigation, reporting and repair obligations, among other more stringent operational and maintenance requirements. Fines and penalties for violations of these rules could be substantial. The Company is currently taking steps to comply with parts of OOOOb that became effective during 2024 and parts of the rule that phase in over time. Litigation is pending concerning these recently adopted final rules. Separately, the Bureau of Land Management (“BLM”) has also proposed rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands. At this time, we cannot predict the ultimate compliance costs or impact of these finalized and proposed regulatory requirements, any such requirements have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. We also note that the regulatory activities discussed above are subject to ongoing political debate and could be subject to major modification, especially given the new administration as a result of the outcome of the 2024 election cycle.
At the international level, the United Nations (“UN”) -sponsored Paris agreement (“Paris Agreement”) requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Various U.S. states and local governments have also publicly committed to furthering the goals of the Paris Agreement. Additionally, at the UN Climate Change Conference of Parties (“COP26”), held in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. These goals were reaffirmed at the November 2022 Conference of Parties (“COP27”), at which the U.S. also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. In December 2023, the United Arab Emirates hosted the 28th session of the Conference of the Parties (“COP28”) where parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero emissions by 2050, although no timeline for doing so was set. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States’ commitments thereunder, is uncertain at this time, given President Trump’s recent decision to again withdraw the

United States from the Paris Agreement. It is unclear what additional initiatives may be adopted or implemented that may have adverse effects on our operations.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. Additionally, in November 2021, the previous Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-carbon dioxide GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. The former Biden Administration also called for revisions and restrictions to the leasing and permitting programs for oil and gas development on federal lands and, for a time, suspended federal oil and gas leasing activities. The Department of Interior’s comprehensive review of the federal leasing program resulted in a reduction in the volume of onshore land held for lease, increased minimum bid requirements, and an increased royalty rate. Any of these actions or new or proposed federal or state policies eliminating support for or restricting the development activities of the oil and gas sector while incentivizing or subsidizing alternative energy sources could reduce demand for our products, increase our operating costs or otherwise have an adverse impact on our financial performance. Executive orders and other actions by the new Trump Administration call into question the extent to which such policies will proceed.
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
Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel energy-related sectors. Certain institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and have shifted their investment practices to favor “clean” energy sources, such as wind and solar, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, there is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the capital provided to the fossil fuel sector. In January 2023, the Federal Reserve published instructions for its pilot climate scenario analysis exercise, which the six largest U.S. banks were required to complete by July 31, 2023. The SEC has issued a rule that would mandate extensive disclosure of climate risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. However, the SEC has stayed the final rule pending the resolution of consolidated legal challenges that are currently proceeding before the U.S. Court of Appeals for the Eighth Circuit. Enhanced climate disclosure requirements could result in additional legal and accounting costs and accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. States may also pass laws imposing more expansive disclosure requirements for climate-related risks. For example, the State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states are also considering similar measures. Separately, the SEC released its final rule on climate-change related disclosures in public filings on March 6, 2024, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient. Although these rules are currently stayed pending judicial review, if implemented as proposed, these rules would significantly increase our climate-related disclosure obligations. New laws, regulations or enforcement initiatives related to the disclosure of climate-related risks could lead to reputational or other harm with customers, regulators, lenders, investors or other stakeholders and increase litigation risks. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations.
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
Water discharges
The Federal Water Pollution Control Act (the “CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. The scope of regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the former Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”). However, both of these rulemakings were subject to legal challenge. In January 2023, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule based on the pre-2015 definition of WOTUS, with updates to incorporate existing Supreme Court decisions and regulatory guidance. However, the January 2023 rule was challenged and is currently enjoined in 27 states. In May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction on the January 2023 rule, the implementation of the September 2023 rule currently varies by state. In the 27 states subject to the injunction, the agencies are interpreting the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which did not define the term “continuous surface connection.” Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent the implementation of the final rule, results of the litigation or any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. In addition, in an April 2020 decision, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA’s and Corps’ assertion that groundwater should be totally excluded from the CWA. To the extent any new rule or judicial determination expands the scope of the CWA’s jurisdiction in areas where we conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increase compliance expenditures or mitigation costs for our operations, which may reduce our rate of production of crude oil or natural gas.
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
The hydraulic fracturing process is typically regulated by state crude oil and natural gas commissions or similar agencies, but federal agencies have asserted regulatory authority over certain aspects of the process. While hydraulic fracturing is generally exempt from regulation under the SDWA’s UIC program, the EPA has published permitting guidance for certain hydraulic fracturing activities involving the use of diesel fuel and issued a final regulation under the CWA prohibiting discharges to publicly owned treatment works of wastewater from onshore unconventional oil and gas extraction facilities. In late 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. These reports or any future studies could spur initiatives to further regulate hydraulic fracturing and ultimately make it more difficult or costly for us to perform fracturing activities. Moreover, in 2016, the BLM under the former Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. However, in late 2018, the BLM under the first Trump Administration published a final rule rescinding the 2016 final rule. Since that time, litigation challenging the BLM’s 2016 final rule and the 2018 final rule has resulted in rescission in federal courts of both the 2016 and 2018 rules. Appeals to those decisions are on-going, but with little activity in the last several years.
From time to time Congress has considered, but has not adopted, legislation to provide for federal regulation of hydraulic fracturing. The former Biden Administration has issued executive orders, and future administrations could issue additional executive orders and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands.
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
Oil, NGL, and natural gas operations on federal lands are subject to increasing regulatory attention. The former Biden Administration has explored various means to curtail oil and natural gas activities on federal lands. For example, in January 2021, President Biden issued an executive order that instructed the Secretary of the DOI to pause new oil and natural gas leases on public lands, but not existing operations under valid leases or on tribal lands which the federal government merely holds in trust, pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. This pause was initially enjoined by a federal court order in 13 states and then lifted following negotiations pursuant to the passage of the IRA. Meanwhile, the DOI released a report on the federal oil and natural gas leasing program in November 2021 which included several recommendations for how to reform the program. Some of the report’s recommendations, including an increased royalty rate, minimum bid limits and a significant reduction in total available acreage, were required to be implemented as part of the IRA and have been subsequently incorporated in recent lease sales. While most of the former Biden Administration’s changes to federal lands regulations have focused on new leases, future regulatory efforts could shift focus to existing lease operations. For example, the BLM issued a proposed rule in November 2022 to reduce natural gas waste from venting, flaring, and leaks associated with exploration and production activities on federal and tribal lands. The outcome of litigation surrounding the former Biden Administration’s SC-GHGs metric may also impact future regulatory decision-making. While the Fifth Circuit dismissed initial challenges to the Biden Administration’s interim calculations of (then named) SCC values on standing grounds in February 2023, future litigation opposing federal agency applications of the current SC-GHGs metric appears likely. In September 2023, the former Biden Administration announced it would be directing federal agencies to incorporate SC-GHGs values in budgeting, procurement and other agency decisions, including in environmental reviews, where appropriate. The ultimate impacts of these recent policy directives and ongoing and future litigation concerning BLM leases and the use of the SC-GHGs metric cannot be predicted at this time, but such could affect the character of new regulations on certain federal oil and gas leases or oil and gas infrastructure on federal lands, which in turn could impact our future operations.
Additionally, oil and natural gas operations and related infrastructure projects on federal lands may be impacted by recent changes to the National Environmental Policy Act (“NEPA”) implementing regulations. NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs (“BIA”), to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. On July 16, 2020, the Council on Environmental Quality (the “CEQ”) under the first Trump Administration published a final rule modifying NEPA. The 2020 rule established a time limit of two years for preparation of environmental impact statements and one year for the preparation of environmental assessments. The 2020 rule also limited the scope of review to the direct effects of a proposed project on the environment. However, in April 2022 the CEQ under the former Biden Administration introduced a new ‘Final Rule’ that reversed several parts of the 2020 rule, including the scope limitations. The 2022 Final Rule requires NEPA reviews to incorporate consideration of indirect and cumulative impacts of the proposed project, including effects on climate change and GHGs, consistent with pre-2020 requirements. The new rule also allows agencies to create stricter NEPA rules as they see fit but left in place the 2020 rule two-year time limit to complete environmental impact statements. More recently, in January 2023, the CEQ released updated guidance for agency consideration of GHG emissions and climate change impacts in environmental reviews, which includes, among other recommendations, best practices for analyzing and communicating climate change effects. Additionally, in May 2024, the CEQ finalized revisions to NEPA which include requirements to analyze the cumulative effects of a proposed project on climate change and consider any disproportionate impact on communities with environmental justice concerns as well enhancements to certain obligations for implementing environmental mitigation measures; however, the rule is currently being litigated and is subject to executive orders issued by the new Trump Administration critical of the 2024 rule.
Operations on federal lands also face litigation risks. From time to time, legal challenges have been filed relating to federal leasing decisions, such as for failure to adequately assess the impact of any increase in GHG emissions resulting from increased production on federal lands.
Depending on any mitigation strategies recommended in such environmental assessments or environmental impact statements, we could incur added costs, which could be material, and be subject to delays, limitations or prohibitions in the scope of crude oil and natural gas projects or performance of midstream services. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt our or our customers’ E&P activities. Approximately 6% of our net acreage position in the Williston Basin is federal mineral acreage, which is spread across our acreage position, and any portion of a well on federal land requires a permit. However, we believe that the vast majority of our future drilling locations would not be affected by any subsequent need to obtain a federal permit.
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
Human Capital Resources
Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a fun and rewarding environment for our employees. We, as a company and as individuals, seek to foster a culture of innovation and continuous improvement, constantly looking for ways to strengthen our organizational agility and adaptability.
To execute our strategy in the highly competitive oil and gas industry we need to attract, develop, and retain a highly talented and diverse workforce. Our ability to do so depends on a number of factors, including an available pool of qualified talent, compelling compensation and benefits plans, and an energizing environment committed to helping employees develop and grow. As of February 14, 2025, we employed 762 full-time employees and we also utilize independent contractors to perform various field and corporate services as needed. Our current hiring plans focus on advancing talent attraction in our primary operating locations of Houston, Texas and Williston, North Dakota. We believe that the knowledge transfer plans we have in place are appropriate, and that we will continue to have the human capital necessary to operate our business safely while executing on our strategic priorities. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.
Health and safety
We are committed to protecting the health and safety of our employees, contractors on our job sites, and the communities in which we operate. We seek to improve our procedures to maintain our safety culture. For example, our environmental, health and safety teams regularly monitor and update our recommended safety practices with feedback and input from our field personnel under a management of change process framework. We operate our worksites under a stop work authority program pursuant to which every person on our worksites is empowered to halt operations to address a potential safety issue. We have developed a comprehensive safety management system that includes recurring risk assessment, hazard recognition and mitigation training, emergency response preparedness training, protective measures including adequate personal protective equipment, life-saving rules, onboarding processes, contractor safety management, partner surveys, comprehensive audits, semi-annual safety summits, executive-level reviews of incidents and ad-hoc safety stand-downs. In addition, safety training is provided to all employees, and, in order to reinforce accountability, safety performance is integrated into our annual compensation program. We seek to partner only with contractors and vendors who share our commitment to safety.

Compensation and benefits
The goal of our total rewards program is to attract, retain, and motivate employees through a competitive and comprehensive total rewards package. Our total rewards program considers both corporate and personal performance goals and aims to increase employee focus on key performance drivers while also seeking to maintain and improve overall well-being and deepen commitment to our collective success. We do this by ensuring employees at Chord are competitively compensated and feel valued, which enables us to attract, motivate and retain high level talent while delivering strong performance to achieve our business strategy. Our intent is to ensure the compensation and benefits provided as part of our total rewards program are fair and equitable across positions and locations, market competitive, based on merit, consistent with our values and transparent to our employees.
The core elements of our compensation program include base pay, short-term incentives and long-term incentive opportunities for employees at all levels of the Company. In addition, we offer benefits that include retirement plan dollar matching, health insurance for employees and their families, income protection and disability coverage, paid time off, flexible work schedules, financial wellness tools and resources and emotional well-being services, such as an Employee Assistance Program.
Training, development and career opportunities
Our team of talented employees possess a broad set of skills including engineering, geology, production, marketing, land, supply chain, health and human safety, human resources, finance, accounting, information technology and legal. Many of our employees work in disciplines that require highly specialized skills and subject-matter expertise, underpinning our ability to deliver on our strategic priorities. We are committed to the personal and professional development of our employees, with the belief that a greater level of knowledge, skill and ability benefits the employee and fosters a more creative, innovative, efficient, and therefore competitive organization. We empower our employees to develop the skills they need to perform in their current jobs while also developing skills and experiences to support their longer-term growth. We provide our employees with programs that support their learning and development, which are designed to build and strengthen employees’ abilities, including leadership trainings, development of professional competencies, safety trainings and information and technology trainings. We are also proud to sponsor training and scholarships to support growth in our communities, such as: serving as corporate sponsor to the Bakken Area Skills Center, which provides high school students hands on training in various technical trades; sponsoring engineering college scholarships in North Dakota and Montana; volunteering at Habitat for Humanity to build homes for families in need of safe and affordable housing; and supporting and promoting OneGoal and Junior Achievement in Houston, which provide access to college scholarships and classroom mentorship opportunities for students across our community. In addition, Chord launched the Waves of Hope campaign to provide education and resources for those struggling with mental health.
Finally, we have in place a robust approach to succession planning for key personnel by assessing the competencies, experience, leadership capabilities and development opportunities of identified succession candidates. We will continue to build a pipeline of talent for the future through our graduate and intern hiring programs, which aims to bring fresh perspectives and new ideas to the organization to help us continually challenge the status quo.
Diversity, equity and inclusion
We prioritize diversity of thought, constructive debate, and engaged leadership, aiming to attract, develop, and retain a highly effective and engaged workforce. We believe a diverse workforce enriches the Company with unique perspectives, experiences and ideas, and helps to ensure every employee is valued and heard. We actively seek to support diversity of our workforce through a merit-based talent identification process, and we embrace an approach to talent attraction and promotion that enables each and every individual to be evaluated based on merit.
Our Vice President of Human Resources is responsible for overseeing all human capital management programs. Our Compensation and Human Resources Committee reviews the Company’s development and implementation of our human capital management practices, policies, strategies and goals, including those related to the recruitment, development and retention of personnel, talent management, diversity, equity and inclusion and other employment practices. As of February 14, 2025, approximately 47% of our employees are either women or members of a minority group. In addition, the Board of Directors believes it is important for directors to possess a diverse array of backgrounds, skills and achievements. When considering new candidates, the Nominating and Governance Committee, with input from the Board of Directors, takes these factors into account as set forth in its charter. As of February 14, 2025, 45% of our directors are women.
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

In addition, we seek to work with business partners who do not engage in prohibited discrimination in hiring or in their employment practices, and who make decisions about hiring, salary, benefits, training opportunities, work assignments, advancement, discipline, termination, retirement and other employment decisions based on job and business-related criteria. To maintain a diverse and inclusive workforce, we maintain a robust compliance program supported by an annual certification by all employees to our Code of Business Conduct and Ethics Policy, as well as training programs on equal employment opportunity.
Offices
Our principal corporate office is located in Houston, Texas at 1001 Fannin Street. We also have corporate offices in Calgary, Alberta at 333 7th Avenue S.W. and in Denver, Colorado at 950 17th Street. We own field offices in the North Dakota communities of Williston, Ray, New Town, Watford City, Keene, Mandaree and Dickinson.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.
We make available on our website at http://www.chordenergy.com all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Other information, such as presentations, the charters of the Audit and Reserves Committee, Compensation and Human Resources Committee, Nominating and Governance Committee, and Safety and Sustainability Committee and the Code of Business Conduct and Ethics Policy, are available on our website, http://www.chordenergy.com, under “Investors — Corporate Governance” and in print to any stockholders who provide a written request to the Corporate Secretary at 1001 Fannin Street, Suite 1500, Houston, Texas 77002.
Our Code of Business Conduct and Ethics Policy applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer. Within the time period required by the SEC and The Nasdaq Stock Market LLC (the “Nasdaq”), as applicable, we will post on our website any modification to the Code of Business Conduct and Ethics Policy and any waivers applicable to senior officers who are defined in the Code of Business Conduct and Ethics, as required by the Sarbanes-Oxley Act of 2002.
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
The combined company may fail to realize the anticipated benefits and synergies expected from the Arrangement, which could adversely affect the combined company’s business, financial condition and operating results. The success of the Arrangement will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. Chord believes that the combination of the companies will provide operational and financial scale, increasing free cash flow, and will enhance the combined company’s corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Arrangement. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Arrangement within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.
The market price of our common stock may decline if large amounts of our common stock are sold following the Arrangement and may be affected by factors different from those that historically have affected or currently affect the market price of our common stock.
The market price of our common stock may fluctuate significantly following completion of the Arrangement and holders of our common stock could lose some or all of the value of their investment. Upon closing of the Arrangement, we issued shares of our common stock to former Enerplus shareholders. The Arrangement Agreement contains no restrictions on the ability of former Enerplus shareholders to sell or otherwise dispose of such shares. Former Enerplus shareholders may decide not to hold the shares of our common stock that they received in the Arrangement, and our historic stockholders may decide to reduce their investment in Chord as a result of the changes to our investment profile as a result of the Arrangement. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.
Risks related to the oil and gas industry and our business
Global geopolitical tensions may create heightened volatility in oil, NGL and natural gas prices and could adversely affect our business, financial condition and results of operations.
On February 24, 2022, Russian military forces commenced a military operation in Ukraine, and the sustained conflict and disruption in the region that has occurred since this date is expected to continue. Additionally, on October 7, 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas. The parties entered into truces to pause the conflict and have periodically resumed hostilities; accordingly, the state of the conflict remains fluid and unpredictable. Additionally, Iranian-backed Houthi rebels have conducted several attacks against commercial shipping in the Red Sea and conflict has occurred and continues to occur in Lebanon, Syria and Yemen. Hostilities could continue to escalate in Lebanon and Syria and spread across the Middle East. Although the length, impact and outcome of the military conflicts between Russia and Ukraine and between Hamas and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequence of these regional conflicts. These conflicts and their broader impacts could have a lasting impact on the short- and long-term operations and financial condition of our business and the global economy.

Adverse developments affecting the financial markets, such as bank failures, the potential for the Federal Reserve to increase interest rates or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown, could adversely affect our current and projected business operations, financial condition, results of operations and liquidity.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in 2023, the failures, closure and receivership of Silicon Valley Bank, Silvergate Bank, Signature Bank and First Republic Bank impacted financial markets. Although we did not have any funds deposited with these banks, we regularly maintain domestic cash deposits in FDIC-insured banks, which exceed the FDIC insurance limits. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial markets impacting the financial institutions with which we conduct business, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits, impair the ability of the banks participating in our current or future credit agreements from honoring their commitments to us or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Disruptions to the broader economy and financial markets, including the Federal Reserve’s actions with respect to interest rates and the timing of any anticipated decrease in rates following the September 2024 rate reduction, as well as the potential for a U.S. government shutdown (such as the near shutdown in December 2024 related to debt ceiling legislation), may also reduce our ability to access capital or result in such capital being available on less favorable terms. Higher interest rates or costs and tighter financial and operating covenants may make it more difficult to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity, financial condition, results of operations and cash flows.
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
•the ability to continue to access critical transportation infrastructure such as DAPL, rail, and other regional outlets;
•the ability for the United States to continue to export oil, natural gas, and NGLs;
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
The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Exploration and Production Operations” and “Item 8. Financial Statements and Supplementary Data—Note 24—Supplemental Oil and Gas Reserve Information — Unaudited” for additional information about our estimated crude oil and natural gas reserves and the PV-10 and Standardized Measure as of December 31, 2024, 2023 and 2022.
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
If crude oil, NGL and natural gas prices decline, or for an extended period of time remain at depressed levels, we may be required to take write-downs of the carrying values of our oil and gas properties and goodwill.
We review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. In addition, we assess our unproved properties periodically for impairment on a prospect-by-prospect basis based on remaining lease terms, drilling results or future plans to develop acreage. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties, which may result in a decrease in the amount available under our revolving credit facility. These circumstances could also indicate that the carrying amount of our goodwill may exceed the fair value, which could result in a future goodwill impairment.
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
Various federal agencies within the U.S. Department of the Interior (the “Department of the Interior”), particularly the BIA and the Office of Natural Resource Revenue, along with the Three Affiliated Tribes of the Fort Berthold Indian Reservation (“MHA Nation”), promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation. In addition, the MHA Nation is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, approvals and other conditions that apply to lessees, operators and contractors conducting operations on the Fort Berthold Indian Reservation. Lessees and operators conducting operations on tribal lands may be subject to the MHA Nation’s court system. The Department of the Interior previously issued an official opinion stating that the minerals beneath the Missouri River riverbed located on the Fort Berthold Indian Reservation belong to the MHA Nation and not the State of North Dakota, overturning a 2020 Trump-agency decision that gave the State of North Dakota ownership. The case is now back on remand before the D.C. Federal District Court and other subsequent related motions and claims have been made, the outcome of each of which is uncertain and cannot be predicted. One or more of these factors may increase our costs of doing business on the Fort Berthold Indian Reservation and may have an adverse impact on our ability to effectively transport products within the Fort Berthold Indian Reservation or to conduct our operations on such lands.
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
The impact of pending and future legal proceedings on the systems, pipelines and facilities that we rely on can affect our ability to market our products and have a negative impact on realized pricing. In July 2020, the operator of DAPL was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study (“EIS”) is completed. Also, in July 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. On January 26, 2021, the U.S. Court of Appeals for the District of Columbia Circuit upheld the U.S. District court’s ruling that an EIS is needed and also reaffirmed its earlier decision which allows DAPL to operate through the EIS process. The owners of DAPL appealed the lower court decision to the U.S. Supreme Court in September 2021; however, the appeal was rejected on February 22, 2022. The Corps released its draft EIS on September 8, 2023, which it made available for public comments. The Corps initially established a deadline of November 13, 2023 for public comments and, on October 31, 2023, the deadline for public comments was extended to December 13, 2023. The Corps did not identify a preferred alternative among the five actions analyzed (including granting the requested easement with conditions as originally issued) in the draft EIS. Three of the five alternative actions considered would require the abandonment, removal or reroute of the segment of DAPL at issue. A final EIS and formal decision by the Corps is expected by the end of 2025; however, we cannot guarantee when the Corps may ultimately complete these actions. We regularly use DAPL in addition to other outlets to market our crude oil to end markets. Our risk is not concentrated at DAPL as we have alternative outlets to sell our crude oil production using multiple modes of transportation; however, in the event DAPL were to cease operating, we would anticipate Williston Basin crude oil prices to weaken materially before improving as the market adapts to rail transportation.
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
The crude oil business environment has historically been characterized by periods when crude oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for NYMEX WTI crude oil. In the past, there have been periods when this discount has substantially increased due to the production of crude oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on crude oil transportation out of the Williston Basin and improved basin differentials received at the lease. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our realized crude oil prices and average price differentials relative to NYMEX WTI for the years ended December 31, 2024, 2023 and 2022.
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
Approximately 30% of our estimated net proved reserves were classified as PUD as of December 31, 2024. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our PUD reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated PUD reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
As of December 31, 2024, approximately all of our total net acreage in the Williston Basin was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. In the Williston Basin, our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2024, we had an aggregate of 568 net acres expiring in 2025, 1,086 net acres expiring in 2026 and 186 net acres expiring in 2027 in the Williston Basin. The cost to renew such leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. Our ability to drill and develop these locations depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. We did not record any impairment charges on unproved properties during the years ended December 31, 2024, 2023 and 2022.
We are not the operator of all of our drilling locations, and, therefore, we may not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets.
We may enter into arrangements with respect to existing or future drilling locations that result in a greater proportion of our locations being operated by others. As a result, we may have limited ability to exercise influence over the operations of the drilling locations operated by our partners. Dependence on the operator could prevent us from realizing our target returns for those locations. Our non-operated activity is expected to increase in 2025 and beyond relative to prior years. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:
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
Our operations are subject to federal, state (provincial in Canada) and local laws and regulations related to environmental and natural resources protection and occupational health and safety, which may expose us to significant costs and liabilities and may result in increased costs and additional operating restrictions or delays.
Our operations are subject to stringent federal, tribal, regional, state (provincial in Canada) and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations that are applicable to our operations and services. The trend of more expansive and stringent environmental and occupational health and safety legislation and regulations applied to the oil and gas industry could continue, resulting in material increases in our costs of doing business and consequently affecting profitability. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on these environmental and occupational health and safety matters. Compliance with existing environmental and occupational safety and health laws, regulations, executive orders and other regulatory initiatives, or any other such new legal requirements, could, among other things, require us or our customers to install new or modified emission controls on equipment or processes, incur longer permitting timelines and incur significantly increased capital or operating expenditures, which costs may be material. One or more of these developments that impact us, our service providers or our customers could have a material adverse effect on our business, results of operations and financial condition and reduce demand for our products.
Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our ability to conduct business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the new Trump Administration has proposed to significantly increase tariffs on foreign imports into the United States and any new tariffs have been and continue to be rapidly and actively evolving. The state, duration and scope of any tariffs enacted are uncertain and unpredictable. Other effects of these changes, including responsive actions from governments and the unpredictability of U.S. governmental action and response, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.
Failure to comply with federal, state and local laws and regulations could adversely affect our ability to produce, gather and transport our crude oil, NGLs and natural gas and may result in substantial penalties.
Our operations are substantially affected by federal, state and local laws and regulations, particularly as they relate to the regulation of crude oil, NGL and natural gas production and transportation. These laws and regulations include regulation of crude oil, NGL and natural gas exploration and production and related operations, including a variety of activities related to the drilling of wells, and the interstate transportation of crude oil, NGLs and natural gas by federal agencies such as FERC, as well as state agencies. We may incur substantial costs in order to maintain compliance with these laws and regulations. Due to recent incidents involving the release of crude oil, NGLs and natural gas and fluids as a result of drilling activities in the United States, there have been a variety of regulatory initiatives at the federal and state levels to restrict crude oil, NGL and natural gas drilling operations in certain locations. Any increased regulation or suspension of crude oil, NGL and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arise out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations. With regard to our physical purchases and sales of energy commodities, we must also comply with anti-market manipulation laws and related regulations enforced by FERC, the CFTC and the FTC. To the lesser extent we are a shipper on interstate pipelines, we must comply with the FERC-approved tariffs of such pipelines and with federal policies related to the use of interstate pipeline capacity. Should we fail to comply with all applicable statutes, rules, regulations and orders of FERC, the CFTC or the FTC, we could be subject to substantial penalties and fines.
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

Stakeholder and market attention to matters related to corporate responsibility may impact our business and ability to secure financing.
Businesses across all industries are facing scrutiny from stakeholders related to corporate responsibility and ESG practices. Further, there are a number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. Businesses that do not adapt to or comply with evolving investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for issues related to ESG, corporate responsibility or in some instances anti-ESG sentiment, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, and the business, financial condition and/or stock price of such business entity could be materially and adversely affected. Attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary disclosures related to ESG or corporate responsibility, mandatory disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage and negative impacts on our access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that we could be subject to additional governmental investigations, private litigation or activist campaigns as stockholders may attempt to effect changes to our business or governance practices.
As part of our ongoing effort to enhance our ESG practices related to corporate responsibility, our Board of Directors has established the Safety and Sustainability Committee, which is charged with overseeing our ESG policies related to corporate responsibility. Committee members are expected to review the implementation and effectiveness of our ESG programs and policies. Additionally, to help strengthen our ESG performance, we have implemented compensation practices focused on value creation and aligned with stockholders’ interests. Additionally, while we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various environmental credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, even in those cases we cannot guarantee that the environmental credits or offsets we do purchase will not subsequently be determined to have failed to result in GHG emission reductions for reasons out of our control. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, failure or a perception (whether or not valid) of failure to implement ESG strategies related to corporate responsibility or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us and negatively impact our operations. Notwithstanding our election to pursue aspirational ESG-related targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals or conversely to abandon ESG related goals. We cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. Additionally, interest on the part of investors and regulators in factors related to ESG and corporate responsibility and stakeholders’ demand for, and scrutiny of, disclosure related to ESG and corporate responsibility has also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their claims related to corporate responsibility, goal, targets, efforts or initiatives, often referred to as “greenwashing.” Such perception or accusation could damage our reputation and result in litigation or regulator actions.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Companies in the energy industry, and in particular those focused on oil or natural gas extraction, often do not score as well under such assessments compared to companies in other industries. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative sentiment toward us, our customers and our industry and to the diversion of investment to other industries, which could have a negative impact on us and our access to and costs of capital. Furthermore, while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and services, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.
Additionally, to the extent matters related to corporate responsibility negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.
The SEC’s Final Rules on The Enhancement and Standardization of Climate-Related Disclosures could result in increased compliance risks and costs.
The SEC released its final rule on climate-related disclosures on March 6, 2024, requiring the disclosure of certain climate-related risks, management and governance practices, and financial impacts, as well as greenhouse gas emissions, but these rules have currently been staved. If the rules come into effect, large accelerated filers would be required to incorporate the applicable climate-related disclosures into their filings beginning in fiscal year 2025 (which is likely to be delayed), with additional requirements relating to the disclosure of Scope 1 and 2 greenhouse gas emissions, if material, and attestation reports for certain large accelerated filers subsequently phasing in. While we are still assessing our obligations under the rule, complying with such obligations may result in increased costs and SEC or investor scrutiny of our disclosures. As noted above, the SEC has stayed the final rule pending the resolution of consolidated legal challenges that are currently proceeding before the U.S. Court of Appeals for the Eighth Circuit. The outcome of this litigation may reduce or expand our obligations under the final rule. Additionally, given the new administration as a result of the outcome of the 2024 election cycle, it is uncertain what approach the new SEC leadership will take with respect to this regulation moving forward and how such approach may affect our compliance risks and costs.
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
We face risks related to pandemics, epidemics, outbreaks or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect our business and financial condition. For example, the global outbreak of COVID-19 during 2020 negatively impacted demand for crude oil and natural gas because of reduced global and national economic activity levels. In response to any future public health crisis (like COVID-19), there may be wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of such public health crisis in regions across the United States and the world.
In addition, future public health events may adversely affect our operations or the health of our workforce and the workforces of our customers and service providers by rendering employees or contractors unable to work or access the appropriate facilities for an indefinite period of time. Our personnel could be impacted by these pandemic diseases or ultimately lead to a reduction in our workforce productivity or increased medical costs or insurance premiums as a result of these health risks.
Impact from public health crises will depend on the actions taken by authorities to contain it or treat its impact and the availability and acceptance of vaccines, all of which are beyond our control. These potential impacts, while uncertain and difficult to predict, may negatively affect our business, including, without limitation, our operating results, financial position and liquidity, the duration of any potential disruption of our business, how and the degree to which the pandemic may impact our customers, supply chain and distribution network, the health of our employees, the productivity and sustainability of our workforce, our insurance premiums, costs attributable to our emergency measures, payments from customers and uncollectible accounts, limitations on travel, the availability of industry experts and qualified personnel and the market for our securities.

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
We may be subject to risks in connection with acquisitions, including the Arrangement, because of integration difficulties, uncertainties in evaluating recoverable reserves, well performance and potential liabilities and uncertainties in forecasting crude oil, NGL and natural gas prices and future development, production and marketing costs.
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
Significant acquisitions and other strategic transactions, including the Arrangement, may involve other risks, including:
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
The process of integrating assets, including those obtained in the Arrangement, could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. The success of an acquisition will depend, in part, on our ability to realize anticipated opportunities from combining the acquired assets or operations with those of ours. Even if we successfully integrate the assets acquired, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, in oil and gas industry conditions, by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, including the Arrangement, our results of operations and stock price may be adversely affected.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of crude oil, NGL and natural gas reserves. Based upon our anticipated five-year development plan and current costs, we project that we will incur capital costs of approximately $3.4 billion to develop our PUD reserves. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, inflation in costs, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.
We intend to finance our future capital expenditures primarily through cash flows provided by operating activities; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of additional debt or equity securities or the sale of non-strategic assets. The issuance of additional debt or equity may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions or to pay dividends. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. In addition, upon the issuance of certain debt securities (other than on a borrowing base redetermination date), our borrowing base under our revolving credit facility will be automatically reduced by an amount equal to 25% of the aggregate principal amount of such debt securities, unless otherwise waived.
Our cash flows provided by operating activities and access to capital are subject to a number of variables, including:
•our estimated net proved reserves;
•the level of crude oil, NGLs and natural gas we are able to produce from existing wells and new projected wells;
•the prices at which our crude oil, NGLs and natural gas are sold;
•regulatory and third-party approvals;
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
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2024, changes in our estimate of expected credit losses was not material.
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2024, we had commodity derivatives in place with 15 counterparties and a total net commodity derivative asset of $16.5 million.
Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may adversely affect our operations and cash flows.
From time to time, U.S. federal and state level and Canadian federal and provincial legislation has been proposed that would, if enacted into law, make significant changes to U.S. and Canadian tax laws, including to certain key U.S. federal and state and Canadian federal income tax provisions currently available to oil and natural gas exploration and development companies. Such legislative changes have included, but have not been limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the U.S. and Canadian federal income tax rate applicable to corporations such as us. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on oil and natural gas extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could adversely affect our operations and cash flows.
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
Based on our current interpretation of the IRA and the CAMT and a number of operational, economic, accounting and regulatory assumptions, we do not anticipate the CAMT materially increasing our U.S. federal income tax liability in the near term. If our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash flows in that year, but provide an offsetting credit against our regular U.S. federal income tax liability in future tax years. The foregoing analysis is based upon our current interpretation of the provisions contained in the IRA and the CAMT. The Internal Revenue Service has provided interim interpretive guidance and the U.S. Department of Treasury has issued proposed regulations relating to the CAMT. The details of the computation will be subject to the final regulations and interpretive guidance to be issued, and any significant variance from our current interpretation could result in a change in the expected application of the CAMT to us and adversely affect our operations and cash flows.
We may not be able to utilize all or a portion of our net operating loss carryforwards or other tax benefits to offset future taxable income for U.S. federal or state or Canadian federal tax purposes, which could adversely affect our financial position, results of operations and cash flows.
We may be limited in the portion of our net operating loss carryforwards (“NOLs”) that we can use in the future to offset taxable income for U.S. federal and state and Canadian federal income tax purposes. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured.
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
We experienced an ownership change as a result of the Merger with Whiting. In addition, Whiting experienced an ownership change as a result of a prior restructuring under Chapter 11 of the Bankruptcy Code. Accordingly, our ability to utilize our NOLs and other Tax Benefits (including Whiting’s NOLs and other Tax Benefits) is subject to a limitation under Section 382. If we experience a subsequent ownership change (including as a result of the issuance of our stock in connection with our acquisition of Enerplus), our NOLs and other Tax Benefits may be further limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our NOLs and other Tax Benefits. Any such ownership changes and resulting limitations under Section 382 may result in us paying more taxes than if we were able to utilize our NOLs and other Tax Benefits, which could adversely affect our financial position, results of operations and cash flows.
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
As of December 31, 2024, we had $445.0 million of net outstanding borrowings and $30.8 million of outstanding letters of credit under our revolving credit facility and $400.0 million of 6.375% senior unsecured notes outstanding. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend on our future operating performance, our financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If crude oil, NGL and natural gas prices decline substantially or for an extended period of time from their current levels, we may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
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
As of December 31, 2024, we had 888,742 outstanding warrants to purchase shares of our common stock and 594,520 outstanding stock–based awards. In addition, as of December 31, 2024, a total of 2,801,654 shares of common stock were available for future issuance under our equity incentive plans, including 1,613,057 shares of common stock reserved for future issuance under the Chord Energy Corporation Long Term Incentive Plan (the “2020 LTIP”) and 1,188,597 shares of common stock reserved for future issuance under the Whiting 2020 Equity Incentive Plan (the “Whiting Equity Incentive Plan”), which we assumed in connection with the Merger. The exercise of stock-based awards, including any stock options that we may grant in the future, warrants, and the sale of shares of our common stock underlying any such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.
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
Our profitability may be negatively impacted by inflationary pressures in the cost of labor, materials and services and general economic, business or industry conditions.
The U.S. economy has experienced significant inflation since 2021 stemming from, among other things, supply chain disruptions, wage increases associated with a low U.S. unemployment rate and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. Although U.S. inflation rates have moderated slightly, we cannot predict any future trends in the rate of inflation. Elevated interest rates for prolonged periods and the state of the general economy have brought uncertainty to the near-term economic outlook and could increase the cost of future financing efforts. High levels of inflation could further raise our costs for labor, materials and services, due to a combination of factors, including: (i) global supply chain disruptions resulting in limited availability of certain materials and equipment (including drill pipe, casing and tubing), (ii) increased demand for fuel and steel, (iii) increased demand for services coupled with a limited availability of service providers and (iv) labor shortages, which would negatively impact our profitability and cash flows. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in 2025; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities.
Concerns over global economic conditions, changes in tariffs and trade agreements, energy costs, geopolitical issues, inflation and the availability and cost of credit in the European, Asian and U.S. markets contribute to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil, NGL and natural gas, volatility in consumer confidence and job markets, may result in an economic slowdown or recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which oil, NGL and natural gas from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our business, results of operations and financial condition.
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
Moreover, as the sophistication and volume of cyber-attacks continue to increase, we may be required to expend significant additional resources to further enhance our digital security and IT infrastructure or to remediate vulnerabilities, including through the use of artificial intelligence, and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. These costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts may come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs and diversion of resources may adversely affect our operating margins. A cyber incident could ultimately result in liability under data privacy laws, regulatory penalties, damage to our reputation or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material adverse effect on our financial condition, liquidity or results of operations or the integrity of the systems, processes and data needed to run our business. A cyber incident could also give rise to potential costs and consequences that cannot be estimated or predicted. For example, the SEC recently adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.
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
We face risks associated with disruptive technologies, innovation and competition, including artificial intelligence.
Increasingly, E&P companies are leveraging artificial intelligence, including but not limited to generative artificial intelligence, to streamline business operations. Failure to effectively integrate artificial intelligence tools into our business operations could result in an inability to maintain a competitive edge among industry peers. In particular, such failure could result in an inability to meet industry needs as well as a loss in market share. Further, navigating continually evolving legal and regulatory requirements associated with implementing artificial intelligence tools may require significant resources to help ensure compliance with U.S. law.
Presently, we employ a limited array of artificial intelligence technology in our business, the use of which introduces us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. It is conceivable that we might integrate further artificial intelligence solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. While we have established policies governing the use of artificial technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents would adhere to those policies. Failure or perceived failure by us to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of artificial intelligence tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We maintain a cybersecurity program overseen by the Vice President, Information Technology that uses a risk-based methodology to support the security, confidentiality, integrity and availability of our information. The security of our field infrastructure and corporate network is a priority for our business. We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. Our cybersecurity program utilizes a combination of automated tools, manual processes and third-party assessments with the goal of identifying and assessing potential cybersecurity risks.

These risks may include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees, customers or business partners, violation of privacy or security laws and other litigation and legal risk and reputational risks.
We have endeavored to implement policies, standards and technical controls based on the National Institute of Standards and Technology framework with the aim of protecting our networks and applications. We seek to assess, identify and manage cybersecurity risks through the processes described below:
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

As of the date of this report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect us. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences for the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Cybersecurity Governance and Oversight
The Board of Directors has primary oversight of risks from cybersecurity threats. The Board of Directors delegates oversight of risk, including reviews of cybersecurity and data protection and compliance with cybersecurity policies, to the Audit and Reserves Committee.
The Vice President, Information Technology, provides updates to the Audit and Reserves Committee on data protection and cybersecurity matters on at least a semi-annual basis, or as requested or deemed necessary. The topics covered in such reports may include an overview of our current cybersecurity risk assessment, key risk areas, any significant cyber incidents that have occurred or are reasonably likely to occur, as well as recent updates on cybersecurity trends and emerging threats. Additionally, on an annual basis, the Vice President, Information Technology, reviews with the Audit and Reserves Committee the results from tests of key cybersecurity risks and the subsequent steps taken to mitigate such risks.
Management is responsible for assessing and managing cybersecurity risk. Specifically, the Vice President, Information Technology, is responsible for overseeing the prevention, mitigation, detection and remediation of cybersecurity incidents. Our Vice President, Information Technology, has over 17 years of experience, including prior industry experience consulting on various IT matters and developing and testing IT general controls and cybersecurity risk management programs. We maintain an internal staff of IT professionals who support our cybersecurity program and engage with third-party service providers to support specific areas of our cybersecurity risk mitigation and response.
The Vice President, Information Technology, works closely with other management positions, including our Chief Financial Officer and our General Counsel, to help us maintain an effective incident response communication plan and understanding of our cybersecurity risk management processes. Our cybersecurity incident response plan provides processes for escalation if there is an emerging cybersecurity incident, including timely notice to our Board of Directors if the incident is deemed material or as otherwise appropriate.
We have developed a Cybersecurity Council that reports directly to our Chief Strategy Officer & Chief Commercial Officer. The Cybersecurity Council is led by the Vice President, Information Technology, and is comprised of select members of the IT team with an average of nearly 20 years of cybersecurity experience. The Cybersecurity Council meets monthly to review current cybersecurity threats as well as our potential exposure. The Cybersecurity Council also engages periodically with external and internal auditors, as well as the Cybersecurity and Infrastructure Security Agency, the American Exploration and Production Council and the Federal Bureau of Investigation to stay informed on cybersecurity risk management.
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
Dividends. In 2024, we paid an aggregate amount of cash dividends of $10.15 per share of common stock, including base dividends of $5.00 per share of common stock and variable dividends of $5.15 per share of common stock. On February 25, 2025, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 26, 2025 to stockholders of record as of March 11, 2025.
In October 2024, the Board of Directors authorized a new $750 million share repurchase program, which replaced the $750 million share repurchase program the Board of Directors had previously authorized in October 2023. See “Part I. Item 1. Business—Business Strategy—Maximize returns” for additional information on the return of capital plan.
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
Holders. As of February 14, 2025, the number of record holders of our common stock was 299. Based on inquiry, management believes that the number of beneficial owners of our common stock as of February 14, 2025 was approximately 162,227.
On February 14, 2025, the last sale price of our common stock, as reported on the Nasdaq, was $110.93 per share.
Unregistered Sales of Securities. There were no sales of unregistered securities during the year ended December 31, 2024.
Securities Authorized for Issuance Under Equity Compensation Plans. Information concerning securities authorized for issuance under our equity compensation plans will be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2024:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2024	366,961	$129.90	366,961	$397,561,163
November 1 – November 30, 2024	811,848	129.81	810,456	644,792,257
December 1 – December 31, 2024	472,518	121.45	426,594	592,635,902
___________________
(1)During the fourth quarter of 2024, we withheld 47,316 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the fourth quarter of 2024, we repurchased 1,604,011 shares of common stock at a weighted average price of $127.82 per common share for a total cost of $205.0 million, under our publicly announced share repurchase program.
(3)In October 2023, our Board of Directors had previously authorized a share repurchase program of up to $750 million of our common stock. In October 2024, our Board of Directors authorized a new share repurchase program covering up to $750 million of common stock, which replaced the existing $750 million share repurchase program. The amount presented for the period ending October 31, 2024 was calculated using the remaining authorization under the previously authorized share repurchase program, and the amounts presented for the periods ending November 30, 2024 and December 31, 2024 were calculated using the authorization under the new share repurchase program.

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
The performance graph shown below compares the cumulative total return to our common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) for the period of November 20, 2020 (the date we emerged from bankruptcy and our common stock commenced trading) through December 31, 2024. The comparison was prepared based upon the following assumptions:
1.$100 was invested in our common stock, the S&P 500 and the S&P 500 O&G E&P on November 20, 2020 at the closing price on such date; and
2.Dividends were reinvested.

800
700
600
500
400
300
200
100
0
11/20/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
For discussion related to changes in financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Overview
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, natural gas liquids (“NGL”) and natural gas primarily in the Williston Basin. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a rewarding environment for our employees. We are ideally positioned to enhance return of capital and generate strong free cash flow, while being responsible stewards of the communities and environment where we operate.
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
Divestitures
On October 25, 2024, we completed the sale of certain of our non-core properties located in the DJ Basin in Colorado that were classified as assets held for sale as of September 30, 2024, for total net cash proceeds (including preliminary purchase price adjustments) of $36.4 million, resulting in a $0.6 million gain on asset divestment.
In addition, during the year ended December 31, 2024, we completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds (subject to purchase price adjustments) of $25.0 million.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders depend substantially on factors beyond our control, such as economic, geopolitical, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGLs and natural gas. Commodity prices remained low throughout 2024 due to a combination of factors, including slowing demand growth as a result of decreased global economic activity levels and higher levels of production from domestic oil and gas producers in the United States and other non-OPEC+ countries.
In an effort to reduce inflationary pressures that emerged in the broader economy, central banks began to aggressively raise interest rates in 2022. After peaking in 2023, interest rates began to trend downward during 2024. Although U.S. inflation rates have shown signs of moderating, higher interest rates generally reduce economic activity levels, which have and could in the future again result in lower commodity prices due to reduced demand for crude oil, NGLs and natural gas (see “Item 7A. —Quantitative and Qualitative Disclosures about Market Risk—Inflation risks” for additional information). The uncertainties resulting from the potential economic outcomes of monetary policy decisions of central banks as well as tariff and trade policy decisions of the U.S. or other governments, coupled with the geopolitical risks associated with the continued military conflicts in the Red Sea Region and the wars between Russia and Ukraine and Hamas and Israel, make it difficult to predict future impacts to commodity prices.
While we are unable to predict future commodity prices, we do not believe that an impairment of our oil and gas properties or goodwill is reasonably likely to occur in the near future at current price levels; however, we would evaluate the recoverability of the carrying value of our oil and gas properties and goodwill as a result of a future material or extended decline in the price of crude oil, NGLs or natural gas or a material increase in the costs of labor, materials or services. See “Part I, Item 1A. Risk Factors—If crude oil, NGL and natural gas prices decline, or for an extended period of time remain at depressed levels, we may be required to take write-downs of the carrying values of our oil and gas properties and goodwill” for additional information.
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
Our average net realized crude oil prices and average price differentials are shown in the tables below for the periods presented:

	2024				Year Ended December 31, 2024
	Q1	Q2	Q3	Q4
Average realized crude oil prices ($/Bbl)(1)	$75.32	$78.89	$73.51	$68.79	$73.67
Average price differential ($/Bbl)(2)	$(1.71)	$(1.41)	$(1.51)	$(1.49)	$(1.52)
Average price differential percentage(2)	(2.3)%	(1.8)%	(2.1)%	(2.2)%	(2.1)%

	2023				Year Ended December 31, 2023
	Q1	Q2	Q3	Q4
Average realized crude oil prices ($/Bbl)(1)	$76.04	$73.89	$83.22	$77.88	$77.85
Average price differential ($/Bbl)(2)	$—	$0.14	$0.69	$(0.52)	$0.07
Average price differential percentage(2)	—%	0.2%	0.8%	(0.7)%	0.1%
__________________
(1)Realized crude oil prices do not include the effect of derivative contract settlements.
(2)Price differential reflects the difference between our realized crude oil prices and NYMEX WTI.
We sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of December 31, 2024, substantially all of our gross operated crude oil production was connected to gathering systems. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and rail markets in order to optimize price realizations. Expansions of both rail and pipeline facilities in the Williston Basin has reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.

Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the periods ended December 31, 2024 and 2023. The results reported for the year ended December 31, 2024 reflect the consolidated results of Chord, including combined operations with Enerplus beginning on May 31, 2024 and the 2023 acquisition of acreage in the Williston Basin, while the results reported for the year ended December 31, 2023 reflect the consolidated results of Chord, including the 2023 acquisition of acreage in the Williston Basin beginning on June 30, 2023, and excluding the impact from the business combination with Enerplus, unless otherwise noted.
For a discussion of the changes related to the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024.
Operational and Financial Highlights
•Production volumes averaged 232,737 Boepd (57% oil) for the year ended December 31, 2024.
•Lease operating expenses (“LOE”) were $9.68 per Boe for the year ended December 31, 2024.
•E&P and other capital expenditures were $1.2 billion for the year ended December 31, 2024.
•Net cash provided by operating activities was $2.1 billion and net income was $848.6 million for the year ended December 31, 2024.
•Estimated net proved reserves were 883.0 MMBoe as of December 31, 2024, with a Standardized Measure of $8.4 billion and PV-10 of $10.3 billion.
•TIL’d 142 gross (93 net) operated wells for the year ended December 31, 2024.
Shareholder Return Highlights
•Paid $10.15 per share base-plus-variable cash dividend for the year ended December 31, 2024.
•Repurchased $442.8 million of common stock during the year ended December 31, 2024 with $592.6 million remaining under the new $750 million share repurchase program authorized by the Board of Directors in October 2024.
•On February 25, 2025, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 26, 2025 to stockholders of record as of March 11, 2025.

Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Our revenues for the year ended December 31, 2024 increased due to the Arrangement, which expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.
The following table summarizes our revenues, production and average realized prices for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands, except price per unit data)
Revenues
Crude oil revenues	$3,571,336	$2,835,962
NGL revenues	162,052	177,715
Natural gas revenues	102,750	118,734
Purchased oil and gas sales	1,414,944	764,230
Total revenues	$5,251,082	$3,896,641
Production data
Crude oil (MBbls)	48,479	36,427
NGLs (MBbls)	16,338	13,047
Natural gas (MMcf)(1)	122,193	82,953
Oil equivalents (MBoe)	85,182	63,300
Average daily production (Boepd)	232,737	173,425
Average daily crude oil production (Bopd)	132,455	99,801
Average sales prices
Crude oil (per Bbl)
Average sales price	$73.67	$77.85
Effect of derivative settlements(2)	0.02	(6.93)
Average realized price after the effect of derivative settlements(2)	$73.69	$70.92
NGLs (per Bbl)
Average sales price	$9.92	$13.62
Effect of derivative settlements(2)	—	0.22
Average realized price after the effect of derivative settlements(2)	$9.92	$13.84
Natural gas (per Mcf)
Average sales price(1)	$0.84	$1.43
Effect of derivative settlements(2)	—	(0.08)
Average realized price after the effect of derivative settlements(1)(2)	$0.84	$1.35
__________________
(1)For the year ended December 31, 2024, natural gas production volume from the Marcellus Shale was 24,727 MMcf. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $1.78 per Mcf.
(2)The effect of derivative settlements includes the cash received or paid for the cumulative gains or losses on our commodity derivatives settled in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.

Crude oil revenues. Our crude oil revenues increased $735.4 million to $3.6 billion for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our crude oil revenues increased $837.3 million due to higher total crude oil production volumes sold, primarily due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, crude oil revenues decreased $124.9 million due to lower crude oil realized prices, partially offset by an increase of $23.0 million due to higher crude oil production volumes sold year-over-year. Average crude oil sales prices, without derivative settlements, decreased by $4.18 per barrel year-over-year to an average of $73.67 per barrel for the year ended December 31, 2024 due to decreases in NYMEX WTI and widening in-basin differentials.
NGL revenues. Our NGL revenues decreased $15.7 million to $162.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to lower NGL realized prices year-over-year resulting in a $48.3 million decrease, partially offset by an increase of $32.6 million due to higher NGL production volumes primarily as a result of the Arrangement. Average NGL sales prices, without derivative settlements, decreased by $3.70 per barrel period over period to an average of $9.92 per barrel for the year ended December 31, 2024 primarily due to wider differentials on incremental production volumes primarily as a result of the Arrangement.
Natural gas revenues. Our natural gas revenues decreased $16.0 million to $102.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily due to lower natural gas realized prices year-over-year resulting in a $49.0 million decrease, offset by an increase in total natural gas production volumes sold of $33.0 million, primarily due to our expanded operations as a result of the Arrangement. Average natural gas sales prices, without derivative settlements decreased by $0.59 per Mcf period over period to $0.84 per Mcf for the year ended December 31, 2024 primarily due to a decrease in natural gas index prices, coupled with the impact of incurring fixed fees and related fee escalations for the majority of our natural gas marketing contracts beginning in the second quarter of 2023.
Purchased oil and gas sales. Purchased oil and gas sales increased $650.7 million to $1.4 billion for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold, partially offset by lower crude oil and gas prices year-over-year.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Year Ended December 31,
	2024	2023

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$824,408	$658,938
Gathering, processing and transportation expenses	267,559	180,219
Purchased oil and gas expenses	1,412,357	761,325
Production taxes	333,397	260,002
Depreciation, depletion and amortization	1,107,776	598,562
General and administrative expenses	205,585	126,319
Exploration and impairment	17,021	35,330
Total operating expenses	4,168,103	2,620,695
Gain (loss) on sale of assets, net	17,088	(2,764)
Operating income	1,100,067	1,273,182
Other income (expense)
Net gain on derivative instruments	12,563	63,182
Net gain from investment in unconsolidated affiliate	51,284	21,330
Interest expense, net of capitalized interest	(56,523)	(28,630)
Other income, net	5,047	9,964
Total other income, net	12,371	65,846
Income before income taxes	1,112,438	1,339,028
Income tax expense	(263,811)	(315,249)
Net income	$848,627	$1,023,779
Costs and expenses (per Boe of production)
Lease operating expenses	$9.68	$10.41
Gathering, processing and transportation expenses	3.14	2.85
Production taxes	3.91	4.11
Lease operating expenses. LOE increased $165.5 million to $824.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by our expanded operations after the Arrangement contributing $181.3 million of additional LOE period over period. Excluding the increase from the Arrangement, LOE decreased $31.7 million due to lower workover costs, offset by an increase of $17.0 million due to higher variable costs period over period. LOE per Boe decreased $0.73 per Boe period over period to $9.68 per Boe for the year ended December 31, 2024 primarily due to higher production volumes and lower workover costs.
Gathering, processing and transportation expenses. Gathering, processing and transportation (“GPT”) expenses increased $87.3 million to $267.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to our expanded operations after the Arrangement contributing $79.5 million of additional GPT period over period and lower fair value gains of $26.4 million attributable to the completion of certain derivative transportation contracts at the end of 2023 and during the first half of 2024. These increases were partially offset by a decrease of $19.5 million due to lower transportation rates, primarily due to several contracts expiring during the year ended December 31, 2024. These net increases resulted in an increase in GPT expenses of $0.29 per Boe period over period to $3.14 per Boe for the year ended December 31, 2024.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $651.0 million to $1.4 billion for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in the volume of crude oil purchased and subsequently sold, partially offset by lower crude oil and gas prices year-over-year.
Production taxes. Production taxes increased $73.4 million to $333.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by our expanded operations after the Arrangement contributing $77.4 million of additional production tax, or $3.59 per Boe, for the year ended December 31, 2024.

The production tax rate as a percentage of crude oil, NGL and natural gas sales was 8.7% for the year ended December 31, 2024 as compared to 8.3% for the year ended December 31, 2023. This rate increase year-over-year was primarily due to an increase in new wells with a higher associated oil production tax rate, coupled with decreased natural gas and NGL revenues as a result of lower realized prices.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense increased $509.2 million to $1.1 billion for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to our expanded operations after the Arrangement contributing $281.1 million of additional DD&A expense period over period, an increase of $225.0 million due to a higher depletion rate period over period and an increase of $4.5 million due to higher production volumes year-over-year. The depletion rate increased $3.50 per Boe year-over-year to $12.70 per Boe for the year ended December 31, 2024 primarily due to the purchase consideration allocated to the fair value of oil and gas properties acquired in the Arrangement.
General and administrative expenses. Our general and administrative (“G&A”) expenses increased $79.3 million to $205.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increased merger-related costs of $79.6 million incurred in connection with the Arrangement and an increase in costs associated with a larger organization after the Arrangement of $26.7 million. These increases were partially offset by a decrease in stock-based compensation costs of $23.1 million due to the vesting of certain equity-based compensation awards year-over-year.
Exploration and impairment expenses. Exploration and impairment expenses decreased $18.3 million to $17.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. During the year ended December 31, 2024, we recorded an impairment expense of $9.8 million, which primarily included a $7.4 million lower of cost or net realizable value write-down of oil-in-tank inventory and a $2.5 million impairment expense related to the Denver office lease and related fixed assets acquired in connection with the Arrangement. During the year ended December 31, 2023, exploration and impairment expenses totaled $35.3 million, which was primarily due to impairment expenses of $29.0 million, including $17.5 million associated with the write-down of our Denver office lease acquired in 2022, $5.8 million associated with a lower of cost or net realizable value write-down of oil-in-tank inventory and $5.6 million to adjust the carrying value of certain non-core properties held for sale to their estimated fair value less costs to sell.
Gain (loss) on sale of assets, net. During the year ended December 31, 2024, we recorded a net gain on sale of assets of $17.1 million, primarily related to certain non-operated wellbore divestitures in the Williston Basin. During the year ended December 31, 2023, we recorded a net loss on sale of assets of $2.8 million, primarily related to divestitures of certain of our non-core properties located outside of the Williston Basin.
Derivative instruments. During the year ended December 31, 2024, we recorded a $12.6 million net gain on derivative instruments, which was primarily comprised of a net gain of $7.5 million associated with our commodity derivative contracts and a net gain of $5.1 million associated with a contract that includes contingent consideration. The net gain of $7.5 million on commodity derivative contracts included an unrealized gain of $6.6 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, coupled with a realized gain of $0.9 million on settled commodity derivative contracts. During the year ended December 31, 2023, we recorded a $63.2 million net gain on derivative instruments, which was primarily comprised of a net gain of $56.4 million associated with our commodity derivative contracts and a net gain of $6.8 million associated with a contract that includes contingent consideration. The net gain of $56.4 million on commodity derivative contracts included an unrealized gain of $313.1 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, partially offset by a realized loss of $256.7 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $51.3 million gain related to our investment in Energy Transfer for the year ended December 31, 2024, which included an unrealized gain of $42.0 million as a result of an increase in the fair value of the investment during the year and a realized gain of $9.3 million for cash distributions received. During the year ended December 31, 2023, we recorded a $21.3 million gain related to our investment in Energy Transfer, primarily related to a realized gain of $10.8 million for cash distributions received and an unrealized gain of $8.4 million as a result of an increase in the fair value of the investment during the year.
Interest expense, net of capitalized interest. Interest expense increased $27.9 million to $56.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily due to higher borrowings outstanding on our Credit Facility (defined below) during the year. For the year ended December 31, 2024, the weighted average borrowings outstanding under the Credit Facility were $362.2 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.3%. For the year ended December 31, 2023, the weighted average borrowings outstanding under the Credit Facility were $4.9 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.1%. Interest capitalized during the year ended December 31, 2024 and December 31, 2023 was $4.9 million and $4.1 million, respectively.

Other income, net. For the year ended December 31, 2024, we recognized $5.0 million of other income, net as compared to $10.0 million for the year ended December 31, 2023. The $5.0 million decrease was primarily due to a decrease in interest income year-over-year associated with lower balances in our money market accounts.
Income tax expense. Our effective tax rate for the year ended December 31, 2024 was materially unchanged from our effective tax rate for the year ended December 31, 2023. Our income tax expense was recorded at 23.7% and 23.5% of pre-tax income for the year ended December 31, 2024 and December 31, 2023, respectively.
Liquidity and Capital Resources
As of December 31, 2024, we had $1.1 billion of liquidity available, including $37.0 million in cash and cash equivalents and $1.0 billion of aggregate unused borrowing base capacity available under our Credit Facility (defined below). During the first quarter of 2025, we expect to have approximately $1.6 billion of liquidity available after taking into account the increase in the aggregate amount of elected commitments to $2.0 billion. Our primary sources of liquidity were from cash on hand, cash flows from operations and available borrowing base capacity under our Credit Facility. Our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, debt repayments under our Credit Facility, share repurchases, cash consideration and transaction costs associated with the Arrangement, and working capital requirements.
Capital availability is affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of sustainability matters and other factors, many of which are beyond our control. The U.S. Federal Reserve recently decreased interest rates, however the potential for such rates to decrease further or to increase or remain elevated for an extended period of time creates additional economic uncertainty. Although we are unable to predict future interest rates, this disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
Enerplus Arrangement. In connection with the consummation of the Arrangement on May 31, 2024, we paid $375.8 million, or $1.84 per Enerplus common share, to Enerplus shareholders. In addition, we paid $395.0 million to settle Enerplus’ revolving bank credit facility balance and $102.4 million to settle all outstanding Enerplus equity-based compensation awards, as well as $5.9 million in retention bonuses paid to Enerplus employees.
We also incurred certain costs for advisory, legal and other third-party fees in connection with the Arrangement, which were recorded to G&A expenses on the Consolidated Statements of Operations. During the year ended December 31, 2024, we incurred merger-related costs of $89.3 million, primarily related to legal and advisory services and severance costs.
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
Commodity derivative contracts. As of December 31, 2024, our commodity derivative contracts cover 9,301 MBbls of our crude oil production and 8,902 MMBtu of our natural gas production for 2025, as well as 4,000 MBbls of our crude oil production and 10,475 MMBtu of our natural gas production for 2026. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Part I, Item 1A. Risk Factors” for additional information.

Subsequent to December 31, 2024, we entered into new commodity derivative contracts to manage risks related to changes in commodity prices. The following table summarizes these commodity derivative contracts:

			Volumes		Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Total	Units	Fixed-price swaps	Sub-floor	Floor	Ceiling
Crude oil	2025	Fixed-price swaps	2,015,000	Bbls	$70.45
Crude oil	2025	Two-way collars	91,000	Bbls			$65.00	$77.35
Crude oil	2026	Three-way collars	730,000	Bbls		$50.00	$65.00	$73.93
Crude oil	2026	Fixed-price swaps	180,000	Bbls	$68.67
Crude oil	2027	Three-way collars	182,000	Bbls		$50.00	$65.00	$74.15
Natural gas	2025	Fixed-price swaps	15,640,000	MMBtu	$4.12
Natural gas	2026	Fixed-price swaps	8,220,000	MMBtu	$3.94
Natural gas	2026	Two-way collars	5,430,000	MMBtu			$3.83	$4.26
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
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $579.2 million as of December 31, 2024. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments.
Long-term debt
Our long-term debt consists of a senior secured revolving line of credit that is generally used to support our working capital requirements and $400.0 million of 6.375% senior unsecured notes as of December 31, 2024.
Senior secured revolving line of credit. As of December 31, 2024, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $3.0 billion and an aggregate amount of elected commitments of $1.5 billion that is due July 1, 2027. We had $445.0 million in net borrowings outstanding, primarily made in connection with the Arrangement, and $30.8 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $1.0 billion as of December 31, 2024. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. On November 4, 2024, we completed the semi-annual borrowing base redetermination, which affirmed the borrowing base of $3.0 billion and the aggregate amount of elected commitments of $1.5 billion and entered into the Sixth Amendment to the Amended and Restated Credit Agreement. In February 2025, we completed our semi-annual borrowing base redetermination, setting the borrowing base at $2.75 billion and increasing the aggregate amount of elected commitments to $2.0 billion.
For the year ended December 31, 2024, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.27%, compared to 7.13% for the year ended December 31, 2023.
We were in compliance with the financial covenants in the Credit Facility at December 31, 2024. See “Item 8. Financial Statements and Supplementary Data—Note 13—Long-Term Debt” for additional information.
Senior unsecured notes. As of December 31, 2024, we had $400.0 million of 6.375% senior unsecured notes (the “Senior Notes”) that mature on June 1, 2026. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. See “Item 8. Financial Statements and Supplementary Data—Note 13—Long-Term Debt” for additional information.

Cash flows
The following table summarizes our changes in cash flows for the years presented:

	Year Ended December 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$2,097,227	$1,819,851
Net cash used in investing activities	(1,753,817)	(1,430,306)
Net cash used in financing activities	(624,458)	(664,698)
Decrease in cash and cash equivalents	$(281,048)	$(275,153)

For a discussion on cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 under the subheading “Cash flows.”
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $2.1 billion for the year ended December 31, 2024. The increase in net cash provided by operating activities of $277.4 million from the year ended December 31, 2023 was primarily due to an increase in oil revenues, offset by increases in LOE, merger-related costs, GPT costs and production taxes, as well as lower NGL and natural gas revenues and changes in our working capital. See “Results of Operations” above for additional information.
Working capital. Our working capital is primarily impacted due to the factors discussed above, coupled with the timing of cash receipts and disbursements. During the years ended December 31, 2024 and 2023, changes in working capital (as reflected in the Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $34.1 million and $91.9 million, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1.0 billion as of December 31, 2024, and excludes current hedge assets, which were $35.9 million as of December 31, 2024. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $1.2 million as of December 31, 2024.
Cash flows used in investing activities
For the year ended December 31, 2024, net cash used in investing activities of $1.8 billion was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $1.2 billion and net cash paid for acquisitions of $655.0 million. The net cash paid for acquisitions primarily related to the Arrangement and included $395.0 million paid to settle Enerplus’ revolving bank credit facility balance, $375.8 million paid to Enerplus shareholders and $102.4 million paid to settle Enerplus’ outstanding equity awards, partially offset by cash acquired in the Arrangement of $239.9 million. Net cash used in investing activities during the year ended December 31, 2024 also included proceeds from divestitures of $60.7 million and the receipt of a 2023 contingent consideration earn-out payment of $25.0 million in connection with a 2021 divestiture of certain oil and gas properties. Net cash used in investing activities for the year ended December 31, 2023 of $1.4 billion was primarily attributable to $905.7 million of capital expenditures, $361.6 million paid for the 2023 acquisition of acreage in the Williston Basin and $268.9 million associated with the settlement of derivative contracts, partially offset by $54.4 million of proceeds from divestitures and $40.6 million of proceeds from the sale of Energy Transfer units.

Cash flows used in financing activities
For the year ended December 31, 2024, net cash used in financing activities of $624.5 million was primarily attributable to dividends paid to stockholders of $529.9 million, payments made to repurchase common stock of $444.2 million, payments for income tax withholdings on vested equity-based compensation awards of $63.4 million and repayments on the Enerplus Senior Notes of $63.0 million. These uses of cash were partially offset by borrowings under the Credit Facility of $3.5 billion, offset by repayments of $3.1 billion, resulting in net borrowings under the Credit Facility of $445.0 million, primarily made in connection with the Arrangement, and proceeds from the exercise of outstanding warrants of $35.8 million. Net cash used in financing activities for the year ended December 31, 2023 of $664.7 million was primarily attributable to dividends paid to shareholders of $500.3 million, payments to repurchase our common stock of $239.3 million and payments for income tax withholdings on vested equity-based compensation awards of $14.6 million, partially offset by proceeds from the exercise of outstanding warrants of $91.3 million.
Capital expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
E&P(1)	$1,229,263	$920,841	$495,947
Other capital expenditures(2)	7,191	5,626	11,771
Total E&P and other capital expenditures(3)	1,236,454	926,467	507,718
Acquisitions(4)	15,951	361,609	(2,275)
Total capital expenditures from continuing operations(3)(6)	1,252,405	1,288,076	505,443
Discontinued operations(5)	—	—	3,396
Total capital expenditures(6)	$1,252,405	$1,288,076	$508,839
__________________
(1)For the year ended December 31, 2024, capital expenditures related to the Marcellus Shale were $8.9 million.
(2)Other capital expenditures include items such as infrastructure capital, administrative capital and capitalized interest. Capitalized interest totaled $4.9 million, $4.1 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)Total capital expenditures for the year ended December 31, 2024 include approximately $25.2 million related to certain non-operated divested assets that are expected to be reimbursed.
(4)Excludes amounts attributable to the Arrangement, including cash consideration of $375.8 million, for the year ended December 31, 2024, and to the merger with Whiting Petroleum Corporation on July 1, 2022 (the “Merger”), including cash consideration of $245.4 million, for the year ended December 31, 2022.
(5)Represents capital expenditures attributable to our midstream assets that were classified as discontinued operations related to the merger of Oasis Midstream Partners LP (“OMP”) and OMP GP, OMP’s general partner, with and into a subsidiary of Crestwood Equity Partners LP (the “OMP Merger”).
(6)Total capital expenditures (including acquisitions) reflected in the table above differ from the amounts for capital expenditures and acquisitions shown in the statements of cash flows in our consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
For the year ended December 31, 2024, our total E&P and other capital expenditures increased $310.0 million to $1.2 billion primarily due to our expanded operations as a result of the Arrangement. We completed 93 net operated wells in 2024, compared to 69 net operated wells in 2023. Non-operated drilling and completion activities accounted for $135.9 million of our total E&P and other capital expenditures for the year ended December 31, 2024.
Additionally, on June 30, 2023, we completed the Williston Basin Acquisition for total cash consideration of $361.6 million. Refer to “Item 8. Financial Statements and Supplementary Data—Note 9—Acquisitions” for additional information.
Our planned 2025 E&P capital expenditures are expected to be approximately $1.3 billion to $1.5 billion. We expect to run four to five operated rigs during the majority of 2025 and plan to TIL approximately 130 to 150 gross operated wells with an average working interest of approximately 78%.
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
Dividends
During the year ended December 31, 2024, we declared base-plus-variable cash dividends of $10.15 per share of common stock, or $507.6 million in aggregate. On February 25, 2025, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 26, 2025 to shareholders of record as of March 11, 2025. At December 31, 2024, we had dividends payable of $16.7 million related to dividend equivalent rights accrued on equity-based compensation awards, including $16.1 million that was recorded under accrued liabilities and $0.6 million that was recorded under other liabilities on the Consolidated Balance Sheet.
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
Share Repurchase Program
In October 2024, our Board of Directors authorized a new share repurchase program covering up to $750 million of our common stock, which replaced the existing $750 million share repurchase program that was authorized in October 2023. We repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits us to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require us to make purchases within a particular time frame.
During the year ended December 31, 2024, we repurchased 3,114,007 shares of common stock at a weighted average price of $142.20 per common share for a total cost of $442.8 million under both the October 2024 and October 2023 share repurchase programs. As of December 31, 2024, there was $592.6 million of capacity remaining under the existing $750 million program.
During the year ended December 31, 2023, the Company repurchased 1,533,791 shares of common stock at a weighted average price of $157.08 per common share for a total cost of $240.9 million, excluding accrued excise taxes of $0.4 million under both the October 2023 and August 2022 share repurchase programs.
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
Estimates of reserves are prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the Estimating and Auditing Standards. Crude oil, NGL and natural gas reserves engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, changes to our anticipated five-year development plan, changes to commodity prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities of crude oil, NGL and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions, and if such revisions are significant, they could significantly affect future depletion expense, the carrying amount of our proved oil and gas properties and the Standardized Measure. See “Item 1. Business—Exploration and Production Operations—Estimated net proved reserves” for additional information on the revisions to our estimated net proved reserves.
Our estimated net proved reserves and PV-10 were determined using the SEC Price. The SEC Price was $75.48 per Bbl for crude oil and $2.13 per MMBtu for natural gas for the year ended December 31, 2024. We cannot reasonably predict future commodity prices; however, assuming all other factors are held constant, a 10% decrease in the SEC Price for crude oil and natural gas would decrease our estimated net proved reserves by 26.7 MMBoe and decrease the PV-10 by $2.0 billion, and a 10% increase in the SEC Price for crude oil and natural gas would increase our estimated net proved reserves by 21.4 MMBoe and increase the PV-10 by $2.0 billion.
Business combinations
We account for business combinations under the acquisition method of accounting. Accordingly, we recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. Transaction and integration costs associated with business combinations are expensed as incurred.
We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair values of proved and unproved oil and natural gas properties. The fair value of the oil and gas properties was calculated by a third party valuation expert using an income approach based on the net discounted future cash flows that utilized inputs requiring significant judgment and assumptions, including future production volumes based upon estimates of reserves prepared by our reserve engineers, future commodity prices (adjusted for basis differentials), future operating and development costs and a market-based weighted average cost of capital discount rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, we review comparable purchases and sales of crude oil, NGL and natural gas properties within the same regions, and use that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and present values of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.
Any excess of the acquisition price over the estimated fair value of net assets acquired is recorded as goodwill and is subject to ongoing impairment evaluation. Any excess of the estimated fair value of net assets acquired over the acquisition price is recorded in current earnings as a gain on bargain purchase. Deferred taxes are recorded for any differences between the assigned values and the tax basis of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax basis of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

See Note 9—Acquisitions of the Notes to Consolidated Financial Statements in this Annual Report for additional details regarding our business combinations, including further discussion of the estimated fair value of assets acquired and liabilities assumed in the Merger and the Arrangement as well as any significant changes in these estimates from the date of acquisition.
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
Impairment of unproved oil and gas properties
The assessment of unproved properties to determine any possible impairment requires significant judgment. We assess our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage.
We recognize impairment expense for unproved properties at the time when the lease term has expired or sooner based on management’s periodic assessments. We consider the following factors in our assessment of the impairment of unproved properties:
•the remaining amount of unexpired term under our leases;
•our ability to actively manage and prioritize our capital expenditures to drill leases;
•our ability to make rental or extension payments to extend existing leases that may be closer to expiration;
•our ability to exchange lease positions with other companies that allow for higher concentrations of ownership and development;
•our ability to convey partial leasehold ownership in certain leases to other companies in exchange for their drilling of those leases;
•our ability to sell lease positions to other companies; and
•our evaluation of the continuing successful results from the application of completion technology in the Bakken and Three Forks formations by us or by other operators in areas adjacent to or near our unproved properties.
Impairment of goodwill
Goodwill represents the excess of consideration paid over the fair value of identified tangible and intangible assets. Goodwill and intangible assets with indefinite lives are not amortized, but are evaluated for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the carrying amount might be impaired.
For the purpose of the goodwill impairment test, we first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. When performing a qualitative assessment, we determine the drivers of fair value of the reporting unit and evaluate whether those drivers have been positively or negatively affected by relevant events and circumstances since the last fair value assessment. This evaluation includes, but is not limited to, assessment of macroeconomic trends, capital accessibility, operating income trends and industry conditions, as well as our share performance. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative evaluation is performed. The quantitative goodwill impairment assessment involves determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then an impairment charge would be recorded to write down goodwill to its implied fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Our single reportable business segment which is the exploration and production of crude oil, NGLs and natural gas, is the reporting unit that carries our goodwill balance as of December 31, 2024. The fair value of the reporting unit is estimated using an income approach. Significant inputs used are subject to management’s judgment and expertise and include, but are not limited to, future production volumes based upon estimates of reserves prepared by our reserve engineers, future operating and development costs, future commodity prices (adjusted for basis differentials) and a market-based weighted average cost of capital rate.
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
The fair value of our unrealized crude oil derivative positions at December 31, 2024 was a net asset of $16.2 million. A 10% increase in crude oil prices would decrease the fair value of this unrealized derivative asset position by approximately $55.9 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $54.3 million. The fair value of our unrealized natural gas derivative positions at December 31, 2024 was a net liability of $1.6 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $6.3 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $6.3 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment.
In addition, in connection with the 2021 divestiture of certain oil and gas properties, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. As of December 31, 2024, the fair value of this contingent consideration was $22.8 million. We received $25.0 million related to the 2023 and 2024 earn-out payments in January 2024 and 2025, respectively.
See “Item 8. Financial Statements and Supplementary Data—Note 7— Derivative Instruments” and “Note 6—Fair Value Measurements” for additional information regarding our commodity derivative contracts and other derivatives.
Interest rate risk. At December 31, 2024, we had $400.0 million of senior unsecured notes at a fixed cash interest rate of 6.375% per annum.
At December 31, 2024, we had $445.0 million net borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the amended and restated credit agreement). As of December 31, 2024, if interest rates were to increase by 100 basis points on the Credit Facility, the impact on our annual interest expense would not be material. See “Item 8. Financial Statements and Supplementary Data—Note 13—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2024, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Inflation risks. Similar to other companies in our industry, we experienced an increase in the costs of labor, materials and services beginning in 2022 due to a combination of factors, including: (i) global supply chain disruptions, (ii) increased demand for materials and services after COVID-19 and (iii) labor shortages. The combination of these factors increased our operating costs and capital expenditures. Costs of certain materials and services remained elevated in 2023 and 2024, and inflationary pressures could continue or increase in 2025. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in 2025; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities. See “Part I, Item 1A.—Risk Factors—Our profitability may be negatively impacted by inflationary pressures in the cost of labor, materials and services and general economic, business or industry conditions” for additional information.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)	80

Consolidated Balance Sheets at December 31, 2024 and December 31, 2023	83

Consolidated Statements of Operations for the Year Ended December 31, 2024, the Year Ended December 31, 2023 and the Year Ended December 31, 2022	85

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2024, the Year Ended December 31, 2023 and the Year Ended December 31, 2022	86

Consolidated Statements of Cash Flows for the Year Ended December 31, 2024, the Year Ended December 31, 2023 and the Year Ended December 31, 2022	87

Notes to Consolidated Financial Statements

1. Organization and Operations of the Company	89
2. Summary of Significant Accounting Policies	89
3. Revenue Recognition	99
4. Inventory	99
5. Additional Balance Sheet Information	100
6. Fair Value Measurements	100
7. Derivative Instruments	102
8. Property, Plant and Equipment	105
9. Acquisitions	106
10. Divestitures	111
11. Discontinued Operations	113
12. Investment in Unconsolidated Affiliate	114
13. Long-Term Debt	114
14. Asset Retirement Obligations	116
15. Income Taxes	116
16. Equity-Based Compensation	118
17. Stockholders' Equity	121
18. Earnings Per Share	123
19. Leases	124
20. Significant Concentrations	126
21. Commitments and Contingencies	126
22. Subsequent Events	128
23. Supplemental Oil and Gas Disclosures — Unaudited	128
24. Supplemental Oil and Gas Reserve Information — Unaudited	129

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chord Energy Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Chord Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s report on internal control over financial reporting, management has excluded Enerplus from its assessment and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2024 as it was acquired by the Company in a purchase business combination on May 31, 2024. We have also excluded Enerplus from our audit of internal control over financial reporting. Enerplus is a wholly-owned subsidiary whose total assets and total revenues, excluded from management's assessment and our audit of internal control over financial reporting, represent approximately 46% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated proved oil and gas properties, net balance was $9.8 billion as of December 31, 2024. Depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2024 was $1.1 billion. Crude oil, NGL and natural gas exploration and development activities are accounted for using the successful efforts method. All capitalized well costs (including future abandonment costs, net of salvage value) and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively, related to the associated field. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, NGL and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. As disclosed by management, periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, changes to the Company’s anticipated five-year development plan, changes to commodity prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Reserve engineers prepare the estimates of crude oil, NGL and natural gas reserves.
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed oil and natural gas reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists, (ii) testing the completeness and accuracy of data used by the specialists, and (iii) evaluating the specialists’ findings.
Arrangement with Enerplus Corporation (“Enerplus”) – Valuation of Oil and Gas Properties Acquired
As described in Notes 1 and 9 to the consolidated financial statements, on May 31, 2024, the Company completed the arrangement with Enerplus, which has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of Enerplus have been recorded at their respective fair values as of the arrangement date. The Company recorded the assets acquired and liabilities assumed at their estimated fair values on May 31, 2024 of which $5.3 billion related to oil and gas properties. As disclosed by management, the fair value of the oil and gas properties was calculated using an income approach based on the net discounted cash flows that utilized inputs requiring significant judgment and assumptions, including future production volumes based upon estimates of reserves prepared by reserve engineers, future commodity prices (adjusted for basis differentials), future operating and development costs and a market-based weighted average cost of capital discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of oil and gas properties acquired in the arrangement with Enerplus is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of future production volumes used in the discounted cash flow model, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future production volumes, future commodity prices (adjusted for basis differentials), future operating and development costs, and the market-based weighted average cost of capital rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of oil and gas properties acquired. These procedures also included, among others, (i) reading the arrangement agreement, (ii) testing management’s process for developing the fair value estimate of oil and gas properties acquired, (iii) evaluating the appropriateness of the discounted cash flow model, (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow model, and (v) evaluating the reasonableness of the significant assumptions used by management related to future production volumes, future commodity prices (adjusted for basis differentials), future operating and development costs, and the market-based weighted average cost of capital rate. Evaluating the reasonableness of management’s significant assumptions related to future commodity prices (adjusted for basis differentials) and future operating and development costs involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of Enerplus, (ii) the consistency with observable market data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the market-based weighted average cost of capital rate significant assumption. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of future production volumes used in the discounted cash flow model. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists, (ii) testing the completeness and accuracy of the data used by the specialists, and (iii) evaluating the specialists’ findings.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2025

We have served as the Company’s auditor since 2007.

Chord Energy Corporation
Consolidated Balance Sheets

	December 31,
	2024	2023

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$36,950	$317,998
Accounts receivable, net	1,298,973	943,114
Inventory	94,299	72,565
Prepaid expenses	30,875	42,450
Derivative instruments	35,944	37,369
Other current assets	82,077	11,055
Total current assets	1,579,118	1,424,551
Property, plant and equipment
Oil and gas properties (successful efforts method)	12,770,786	6,320,243
Other property and equipment	58,158	49,051
Less: accumulated depreciation, depletion and amortization	(2,142,775)	(1,054,616)
Total property, plant and equipment, net	10,686,169	5,314,678
Derivative instruments	5,629	22,526
Investment in unconsolidated affiliate	142,201	100,172
Long-term inventory	25,973	22,936
Operating right-of-use assets	38,004	21,343
Goodwill	530,616	—
Other assets	24,297	19,944
Total assets	$13,032,007	$6,926,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,751	$34,453
Revenues and production taxes payable	752,742	604,704
Accrued liabilities	732,296	493,381
Accrued interest payable	4,693	2,157
Derivative instruments	1,230	14,209
Advances from joint interest partners	2,434	2,381
Current operating lease liabilities	37,629	13,258
Other current liabilities	84,203	916
Total current liabilities	1,683,978	1,165,459
Long-term debt	842,600	395,902
Deferred tax liabilities	1,496,442	95,322
Asset retirement obligations	282,369	155,040
Derivative instruments	1,016	717
Operating lease liabilities	15,190	18,667
Other liabilities	8,150	18,419
Total liabilities	4,329,745	1,849,526

	December 31,
	2024	2023

	(In thousands, except share data)
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 66,967,779 shares issued and 60,070,893 shares outstanding at December 31, 2024; and 120,000,000 shares authorized, 45,032,537 shares issued and 41,249,658 shares outstanding at December 31, 2023	673	456
Treasury stock, at cost: 6,896,886 shares at December 31, 2024 and 3,782,879 shares at December 31, 2023	(936,157)	(493,289)
Additional paid-in capital	7,336,091	3,608,819
Retained earnings	2,301,655	1,960,638
Total stockholders’ equity	8,702,262	5,076,624
Total liabilities and stockholders’ equity	$13,032,007	$6,926,150

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except share data)
Revenues
Oil, NGL and gas revenues	$3,836,138	$3,132,411	$2,976,296
Purchased oil and gas sales	1,414,944	764,230	670,174
Other services revenues	—	—	324
Total revenues	5,251,082	3,896,641	3,646,794
Operating expenses
Lease operating expenses	824,408	658,938	443,560
Gathering, processing and transportation expenses	267,559	180,219	141,644
Purchased oil and gas expenses	1,412,357	761,325	671,935
Production taxes	333,397	260,002	229,571
Depreciation, depletion and amortization	1,107,776	598,562	369,659
General and administrative expenses	205,585	126,319	209,299
Exploration and impairment	17,021	35,330	2,204
Total operating expenses	4,168,103	2,620,695	2,067,872
Gain (loss) on sale of assets, net	17,088	(2,764)	4,867
Operating income	1,100,067	1,273,182	1,583,789
Other income (expense)
Net gain (loss) on derivative instruments	12,563	63,182	(208,128)
Net gain from investment in unconsolidated affiliate	51,284	21,330	34,366
Interest expense, net of capitalized interest	(56,523)	(28,630)	(29,349)
Other income, net	5,047	9,964	2,901
Total other income (expense), net	12,371	65,846	(200,210)
Income from continuing operations before income taxes	1,112,438	1,339,028	1,383,579
Income tax (expense) benefit	(263,811)	(315,249)	46,884
Net income from continuing operations	848,627	1,023,779	1,430,463
Income from discontinued operations attributable to Chord, net of income tax	—	—	425,696
Net income attributable to Chord	$848,627	$1,023,779	$1,856,159
Earnings attributable to Chord per share:
Basic from continuing operations (Note 18)	$16.32	$24.59	$46.90
Basic from discontinued operations (Note 18)	—	—	13.96
Basic total	$16.32	$24.59	$60.86

Diluted from continuing operations (Note 18)	$16.02	$23.51	$44.35
Diluted from discontinued operations (Note 18)	—	—	13.20
Diluted total	$16.02	$23.51	$57.55
Weighted average shares outstanding:
Basic (Note 18)	51,796	41,490	30,497
Diluted (Note 18)	52,748	43,398	32,251

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Attributable to Chord							Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Non-controlling Interests
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2021	19,276	$200	871	$(100,000)	$863,010	$269,690	$188,673	$1,221,573
Equity-based compensation and vestings	835	4	—	—	61,217	—	48	61,269
Tax withholding on vesting of equity-based awards	(345)	—	35	(4,789)	(36,963)	—	—	(41,752)
Modification of equity-based awards	—	—	—	—	(226)	—	—	(226)
Dividends	—	—	—	—	—	(680,358)	—	(680,358)
Transfer of equity plan shares from treasury	—	—	(35)	4,789	(4,789)	—	—	—
Shares issued in Merger	22,672	227	—	—	2,477,809	—	—	2,478,036
Replacement equity awards issued in Merger	—	—	—	—	27,402	—	—	27,402
Replacement warrants issued in Merger	—	—	—	—	79,774	—	—	79,774
Share repurchases	(1,378)	—	1,378	(151,950)	—	—	—	(151,950)
Warrants exercised	417	7	—	—	18,585	—	—	18,592
OMP Merger	—	—	—	—	—	—	(191,032)	(191,032)
Net income	—	—	—	—	—	1,856,159	2,311	1,858,470
Balance as of December 31, 2022	41,477	438	2,249	(251,950)	3,485,819	1,445,491	—	4,679,798
Equity-based compensation and vestings	305	6	—	—	46,104	—	—	46,110
Tax withholding on settlement of equity-based awards	(105)	(1)	—	—	(14,603)	—	—	(14,604)
Dividends	—	—	—	—	—	(508,632)	—	(508,632)
Share repurchases	(1,534)	—	1,534	(241,339)	—	—	—	(241,339)
Warrants exercised	1,107	13	—	—	91,499	—	—	91,512
Net income	—	—	—	—	—	1,023,779	—	1,023,779
Balance as of December 31, 2023	41,250	456	3,783	(493,289)	3,608,819	1,960,638	—	5,076,624
Shares issued in Arrangement	20,680	207	—	—	3,731,930	—	—	3,732,137
Equity-based compensation and vestings	834	6	—	—	22,990	—	—	22,996
Tax withholdings on settlement of equity-based awards	(391)	(3)	—	—	(63,383)	—	—	(63,386)
Dividends	—	—	—	—	—	(507,610)	—	(507,610)
Share repurchases	(3,114)	—	3,114	(442,868)	—	—	—	(442,868)
Warrants exercised	812	7	—	—	35,735	—	—	35,742
Net income	—	—	—	—	—	848,627	—	848,627
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$—	$8,702,262

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income including non-controlling interests	$848,627	$1,023,779	$1,858,470
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation, depletion and amortization	1,107,776	598,562	369,659
(Gain) loss on sale of assets	(17,088)	2,764	(523,767)
Impairment	9,839	28,963	(344)
Deferred income taxes	221,921	295,548	28,341
Net gain from investment in unconsolidated affiliate	(51,284)	(21,330)	(34,366)
Net (gain) loss on derivative instruments	(12,563)	(63,182)	208,128
Equity-based compensation expenses	22,996	46,108	61,269
Deferred financing costs amortization and other	1,056	505	3,194
Working capital and other changes:
Change in accounts receivable, net	(7,746)	(147,870)	84,041
Change in inventory	(14,307)	(12,659)	8,756
Change in prepaid expenses	10,850	(1,199)	3,423
Change in accounts payable, interest payable and accrued liabilities	30,047	78,267	(131,687)
Change in other assets and liabilities, net	(52,897)	(8,405)	(11,091)
Net cash provided by operating activities	2,097,227	1,819,851	1,924,026
Cash flows from investing activities:
Capital expenditures	(1,179,075)	(905,673)	(531,327)
Acquisitions, net of cash acquired	(655,023)	(361,609)	(148,144)
Proceeds from divestitures, net of cash divested	60,748	54,445	169,198
Costs related to divestitures	—	—	(11,368)
Derivative settlements	(12,672)	(268,887)	(633,025)
Proceeds from sale of investment in unconsolidated affiliate	—	40,612	428,231
Contingent consideration received	25,000	—	—
Distributions from investment in unconsolidated affiliate	7,205	10,806	43,873
Net cash used in investing activities	(1,753,817)	(1,430,306)	(682,562)
Cash flows from financing activities:
Proceeds from revolving credit facility	3,535,000	260,000	1,035,000
Principal payments on revolving credit facility	(3,090,000)	(260,000)	(1,020,000)
Cash paid to settle Enerplus senior notes	(63,000)	—	—
Cash paid to settle Whiting debt	—	—	(2,154)
Deferred financing costs	(3,313)	—	(5,997)
Repurchases of common stock	(444,235)	(239,339)	(151,950)
Tax withholding on vesting of equity-based awards	(63,386)	(14,604)	(41,752)
Dividends paid	(529,910)	(500,304)	(654,728)
Payments on finance lease liabilities	(1,458)	(1,702)	(1,299)

	Year Ended December 31,
	2024	2023	2022

	(In thousands)

Proceeds from warrants exercised	35,844	91,251	19,784
Net cash used in financing activities	(624,458)	(664,698)	(823,096)
Increase (decrease) in cash and cash equivalents	(281,048)	(275,153)	418,368
Cash and cash equivalents:
Beginning of period	317,998	593,151	174,783
End of period	$36,950	$317,998	$593,151
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$49,509	$26,371	$24,266
Cash paid for income taxes	53,721	17,195	10,000
Supplemental non-cash transactions:
Change in accrued capital expenditures	$43,235	$45,513	$(21,668)
Change in asset retirement obligations	6,220	1,238	852
Non-cash consideration exchanged in business combinations	3,732,137	—	2,585,211
Investment in unconsolidated affiliate	—	—	568,312
Dividends payable	16,658	37,553	30,630

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Notes to Consolidated Financial Statements
1. Organization and Operations of the Company
Chord Energy Corporation (together with its consolidated subsidiaries, the “Company” or “Chord”) is an independent exploration and production (“E&P”) company with quality and sustainable long-lived assets primarily located in the Williston Basin. The Company, formerly known as Oasis Petroleum Inc. (“Oasis”), was established upon completion of the merger with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022 (the “Merger”). Whiting was an independent oil and gas company engaged in E&P activities primarily in the Rocky Mountains region of the United States.
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
The Arrangement has been accounted for under the acquisition method of accounting in accordance with the FASB ASC 805, Business Combinations (“ASC 805”). Chord was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Enerplus have been recorded at their respective fair values as of the acquisition date on May 31, 2024. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after May 31, 2024. See Note 9—Acquisitions for additional information.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Segment Information
The Company has evaluated how it is organized and managed and has identified only one reportable business segment, which is the E&P of crude oil, NGLs and natural gas. All of the Company’s operations and assets are primarily located in the United States, and substantially all of its revenues are attributable to United States customers.
The operating results of the Company’s single reportable segment are evaluated by the Company’s President & Chief Executive Officer, who has been determined to be the Company’s Chief Operating Decision Maker (“CODM”), to make key operating decisions, such as the allocation of resources and the evaluation of operating segment performance.
The primary measure of profit and loss evaluated by the Company’s CODM for its single reportable segment is consolidated net income. Consolidated net income, total assets, and all significant segment expense items are presented in the Company’s consolidated financial statements and notes to the consolidated financial statements.
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
Estimates of crude oil, NGL and natural gas reserves and their values, future production rates and future costs and expenses are inherently uncertain for numerous reasons, including many factors beyond the Company’s control. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, NGL and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, prevailing commodity prices, operating costs and other factors. These revisions may be material and could materially affect future DD&A expense, dismantlement and abandonment costs and impairment expense.
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
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Company capitalized interest costs of $4.9 million, $4.1 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized interest costs are amortized over the life of the related assets.
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
Net changes in capitalized exploratory well costs are reflected in the following table for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Beginning of period	$—	$—	$1
Exploratory well cost additions (pending determination of proved reserves)	—	—	21
Exploratory well cost reclassifications (successful determination of proved reserves)	—	—	(2)
Exploratory well dry hole costs (unsuccessful in adding proved reserves)	—	—	—
Exploratory well cost reclassifications (canceled wells written off to predrill write-off)	—	—	(20)
End of period	$—	$—	$—
As of December 31, 2024, the Company had no exploratory well costs that were capitalized for a period of greater than one year after the completion of drilling.

Goodwill
Goodwill represents the excess of consideration paid over the fair value of identified tangible and intangible assets. Goodwill and intangible assets with indefinite lives are not amortized, but are evaluated for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the carrying amount might be impaired.
For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. When performing a qualitative assessment, the Company determines the drivers of fair value of the reporting unit and evaluates whether those drivers have been positively or negatively affected by relevant events and circumstances since the last fair value assessment. This evaluation includes, but is not limited to, assessment of macroeconomic trends, capital accessibility, operating income trends and industry conditions, as well as the Company’s share performance. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative evaluation is performed. The quantitative goodwill impairment assessment involves determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then an impairment charge would be recorded to write down goodwill to its implied fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The Company’s single reportable business segment which is the E&P of crude oil, NGLs and natural gas, is the reporting unit that carries the Company’s goodwill balance as of December 31, 2024. The fair value of the reporting unit is estimated using an income approach. Significant inputs used are subject to the judgment and expertise of the Company’s management and include, but are not limited to, future production volumes based upon estimates of reserves prepared by the Company’s reserve engineers, future operating and development costs, future commodity prices (adjusted for basis differentials) and a market-based weighted average cost of capital discount rate.
As of October 1, 2024, the Company performed a quantitative assessment as part of its annual goodwill impairment test, and determined that the fair value of the reporting unit substantially exceeded its carrying value. As a result, the Company determined that no adjustment to the carrying value of goodwill was necessary.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed measured at the estimated acquisition date fair value. Transaction and integration costs associated with business combinations are expensed as incurred.
The Company makes various assumptions in estimating the fair value of the assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair value of proved and unproved oil and gas properties. The fair value of the oil and gas properties was calculated by a third party valuation expert using an income approach based on the net discounted future cash flows that utilized inputs requiring significant judgment and assumptions, including future production volumes based upon estimates of reserves prepared by the Company’s reserve engineers, future commodity prices (adjusted for basis differentials), future operating and development costs and a market-based weighted average cost of capital discount rate. In addition, when appropriate, the Company reviews comparable transactions between market participants for the purchase and sale of oil and gas properties within the same region to measure fair value, which illustrates the amount a willing buyer and seller would enter into in exchange for such properties.
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
Discontinued Operations
The OMP Merger (defined in Note 10—Divestitures) represented a strategic shift for the Company and qualified for reporting as a discontinued operation on February 1, 2022, in accordance with FASB ASC 205-20, Presentation of financial statements – Discontinued Operations (“ASC 205-20”). Accordingly, the results of operations of OMP (defined in Note 10—Divestitures) were classified as discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2022. There were no discontinued operations for the years ended December 31, 2024 or 2023. The Consolidated Statements of Cash Flows were not required to be reclassified for discontinued operations for any period. See Note 11—Discontinued Operations for additional information.

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
Asset Retirement Obligations
In accordance with the FASB’s authoritative guidance on ARO, the Company records the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred and can be reasonably estimated with the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. For oil and gas properties and produced water disposal wells, this is the period in which the well is drilled or acquired. The ARO represents the estimated amount the Company will incur to plug, abandon and remediate the properties at the end of their productive lives, in accordance with applicable laws and regulations. The liability is accreted to its present value each period, and the capitalized costs are amortized using the unit-of-production method. The accretion expense is recorded as a component of DD&A in the Company’s Consolidated Statements of Operations.
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
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil, NGL and natural gas prices. As of December 31, 2024, the Company utilized fixed-price swaps and collars to reduce the volatility of crude oil, NGL and natural gas prices on future expected production. See Note 7—Derivative Instruments for additional information.
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
Derivative financial instruments that hedge the price of crude oil, NGL and natural gas are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. At December 31, 2024, the Company had derivatives in place with 15 counterparties, all of which are secured parties under the Credit Facility (defined in Note 13—Long-Term Debt), which eliminates the need to post or receive collateral associated with its derivative positions. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from the counterparties to its commodity derivative contracts. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.
The Company’s derivative contracts are documented with industry-standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross-collateralization with the properties securing the Credit Facility (defined in Note 13—Long-Term Debt). As of December 31, 2024, the Company was in compliance with these requirements.
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
Equity-Based Compensation
The Company has the Chord Energy Corporation Long Term Incentive Plan (the “2020 LTIP”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, other stock-based awards, cash awards, performance awards or any combination of the foregoing. In connection with the Merger, the Company assumed the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “Whiting Equity Incentive Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and annual incentive awards or any combination of the foregoing.
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
Income Taxes
The Company’s provision for taxes includes U.S. federal and state income taxes as well as Canadian federal and provincial income taxes. The Company records its income taxes in accordance with FASB ASC 740 which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This standard clarifies that single reportable segment entities are subject to the disclosure requirements under Topic 280 in its entirety. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years beginning after December 15, 2024. The Company adopted this ASU effective December 31, 2024, and applied the amendments retrospectively to all prior periods presented in its consolidated financial statements (see Basis of Presentation above).
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This standard expands the disclosure requirements for income taxes, specifically relating to the effective tax rate reconciliation and additional disclosures on income taxes paid . ASU 2023-09 is effective for annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company expects to adopt this ASU effective January 1, 2025, and the adoption is not expected to affect the Company’s financial position or results of operations, but will result in additional disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s annual financial statement disclosures.
3. Revenue Recognition
Revenues associated with contracts with customers were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Crude oil revenues	$3,571,336	$2,835,962	$2,366,995
Purchased crude oil sales	1,376,860	709,817	511,020
NGL and natural gas revenues	264,802	296,449	609,301
Purchased NGL and natural gas sales	38,084	54,413	159,154
Other services revenues	—	—	324
Total revenues	$5,251,082	$3,896,641	$3,646,794
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
4. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	December 31,
	2024	2023

	(In thousands)
Inventory
Equipment and materials	$47,121	$30,201
Crude oil inventory	47,178	42,364
Total inventory	$94,299	$72,565

Long-term inventory
Linefill in third-party pipelines	$25,973	$22,936
Total long-term inventory	$25,973	$22,936
Total	$120,272	$95,501

5. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
	2024	2023

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,029,343	$749,356
Joint interest accounts	283,696	207,571
Total accounts receivable	1,313,039	956,927
Less: allowance for credit losses	(14,066)	(13,813)
Total accounts receivable, net	$1,298,973	$943,114

Revenues and production taxes payable
Royalties payable and revenue suspense	$706,674	$564,235
Production taxes payable	46,068	40,469
Total revenue and production taxes payable	$752,742	$604,704

Accrued liabilities
Accrued oil and gas marketing	$203,899	$165,141
Accrued capital costs	252,827	122,260
Accrued lease operating expenses	148,837	107,606
Accrued general and administrative expenses	61,319	37,882
Current portion of asset retirement obligations	26,065	10,507
Accrued dividends	16,062	25,167
Other accrued liabilities	23,287	24,818
Total accrued liabilities	$732,296	$493,381
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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$18,793	$—	$18,793
Contingent consideration (see Note 7)	—	22,780	—	22,780
Investment in unconsolidated affiliate (see Note 12)	142,201	—	—	142,201
Total assets	$142,201	$41,573	$—	$183,774
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$2,246	$—	$2,246
Total liabilities	$—	$2,246	$—	$2,246

	Fair value at December 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$11,312	$5,877	$17,189
Contingent consideration (see Note 7)	—	42,706	—	42,706
Investment in unconsolidated affiliate (see Note 12)	100,172	—	—	100,172
Total assets	$100,172	$54,018	$5,877	$160,067
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$14,926	$—	$14,926
Total liabilities	$—	$14,926	$—	$14,926

Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil, NGL and natural gas prices. The Company’s swaps and collars are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company compares the valuation performed by the third-party preparer to counterparty valuation statements to assess the reasonableness of its valuation. The determination of the fair value also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The Company recorded a credit risk adjustment to reduce the fair value of its net derivative asset for these contracts by $1.0 million at December 31, 2024 and by $0.5 million at December 31, 2023. See Note 7—Derivative Instruments for additional information.
Transportation derivative contracts. The Company had a buy/sell transportation contract as of December 31, 2023 that was a derivative contract for which the Company had not elected the “normal purchase normal sale” exclusion under FASB ASC 815, Derivatives and Hedging. This transportation derivative contract was valued by a third-party preparer based on an income approach. The significant inputs used were quoted forward prices for commodities, market differentials for crude oil and either the Company’s or the counterparty’s nonperformance risk, as appropriate. The assumptions used in the valuation of this contract included certain market differential metrics that were unobservable during the term of the contract. Such unobservable inputs were significant to the contract valuation methodology, and the contract’s fair value was therefore designated as Level 3 within the fair value hierarchy as of December 31, 2023. As of June 30, 2024, the term of this contract had expired. See Note 7—Derivative Instruments for additional information.
Contingent consideration. In connection with the 2021 divestiture of certain oil and gas properties, the Company is entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeds $60 per barrel for such year (the “Contingent Consideration”). The fair value of the Contingent

Consideration is determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs include NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that are substantially observable in active markets or can be derived from observable data. In each of January 2024 and 2025, the Company received $25.0 million related to the 2023 and 2024 earn-out payments, respectively. See Note 7—Derivative Instruments for additional information.
Investment in unconsolidated affiliate. In connection with the OMP Merger (defined in Note 10—Divestitures), the Company received common units in Crestwood, which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. On November 3, 2023, Energy Transfer completed their acquisition of Crestwood. For the years ended December 31, 2024 and 2023, the fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at December 31, 2024 and December 31, 2023, respectively. See Note 12—Investment in Unconsolidated Affiliate for additional information.
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
Business Combinations. For the following acquisitions, the fair value of the oil and gas properties acquired was calculated using an income approach based on the net discounted future cash flows from the oil and gas properties and related assets acquired. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed in these acquisitions at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the acquisition date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs.
•Enerplus Arrangement. On May 31, 2024, the Company completed the Arrangement with Enerplus. The assets acquired and liabilities assumed were recorded at fair value as of May 31, 2024. In addition, the Company recorded goodwill as a result of the Enerplus Arrangement. Goodwill is subject to annual impairment evaluation as described in Note 2—Summary of Significant Accounting Policies—Goodwill.
•Williston Basin Acquisition. On June 30, 2023, the Company completed the Williston Basin Acquisition (defined in Note 9—Acquisitions). The assets acquired and liabilities assumed were recorded at fair value as of June 30, 2023.
•Whiting Merger. On July 1, 2022, the Company completed the Merger with Whiting. The assets acquired and liabilities assumed were recorded at fair value as of July 1, 2022.
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
At December 31, 2024, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2025	Two-way collars	5,838,000	Bbls			$64.22	$77.75
Crude oil	2025	Three-way collars	2,371,000	Bbls		$52.69	$67.69	$82.14
Crude oil	2025	Fixed-price swaps	1,092,000	Bbls	$70.90
Crude oil	2026	Three-way collars	3,270,000	Bbls		$51.38	$66.38	$78.72
Crude oil	2026	Two-way collars	730,000	Bbls			$65.00	$71.83
Natural gas	2025	Two-way collars	1,380,000	MMBtu			$3.00	$4.18
Natural gas	2025	Fixed price swaps	7,521,600	MMBtu	$3.65
Natural gas	2026	Two-way collars	2,262,500	MMBtu			$3.00	$4.73
Natural gas	2026	Fixed-price swaps	8,212,500	MMBtu	$3.74
Subsequent to December 31, 2024, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Sub-Floor	Floor	Ceiling
Crude oil	2025	Fixed-price swaps	2,015,000	Bbls	$70.45
Crude oil	2025	Two-way collars	91,000	Bbls			$65.00	$77.35
Crude oil	2026	Three-way collars	730,000	Bbls		$50.00	$65.00	$73.93
Crude oil	2026	Fixed-price swaps	180,000	Bbls	$68.67
Crude oil	2027	Three-way collars	182,000	Bbls		$50.00	$65.00	$74.15
Natural gas	2025	Fixed-price swaps	15,640,000	MMBtu	$4.12
Natural gas	2026	Fixed-price swaps	8,220,000	MMBtu	$3.94
Natural gas	2026	Two-way collars	5,430,000	MMBtu			$3.83	$4.26
Transportation derivative contracts. The Company had contracts that provided for the transportation of crude oil through a buy/sell structure from North Dakota to either Cushing, Oklahoma or Guernsey, Wyoming. The contracts had required the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreements. The Company determined that these contracts qualified as derivatives and did not elect the “normal purchase normal sale” exclusion. As of December 31, 2023, the estimated fair value of the remaining contract was a $5.9 million asset, which was classified as a current derivative asset on the Company’s Consolidated Balance Sheet. The Company recorded the changes in fair value of these contracts within GPT expenses on the Company’s Consolidated Statement of Operations. Settlements on these contracts are reflected as operating activities on the Company’s Consolidated Statements of Cash Flows and represent cash payments to the counterparties for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable. See Note 6—Fair Value Measurements for additional information.
Contingent consideration. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of December 31, 2024, the estimated fair value of the Contingent Consideration was classified as a current derivative asset of $22.8 million on the Consolidated Balance Sheet. See Note 6—Fair Value Measurements for additional information.

The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Consolidated Statements of Operations for the periods presented:

		Year Ended December 31,
Derivative Instrument	Statement of Operations Location	2024	2023	2022

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$7,489	$56,396	$(224,238)
Commodity derivatives (buy/sell transportation contracts)	Gathering, processing and transportation expenses(1)	(5,877)	20,570	7,331
Contingent consideration	Net gain on derivative instruments	5,074	6,786	16,110
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded as a loss in GPT expenses for the year ended December 31, 2024 and as a gain in GPT expenses for the years ended December 31, 2023 and 2022.
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
The following tables summarize the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheets:

		December 31, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$33,579	$(20,415)	$13,164
Contingent consideration	Derivative instruments — current assets	22,780	—	22,780
Commodity derivatives	Derivative instruments — non-current assets	31,676	(26,047)	5,629
Total derivatives assets		$88,035	$(46,462)	$41,573

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$21,645	$(20,415)	$1,230
Commodity derivatives	Derivative instruments — non-current liabilities	27,063	(26,047)	1,016
Total derivatives liabilities		$48,708	$(46,462)	$2,246

		December 31, 2023
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Offset Amount	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$20,647	$(11,769)	$8,878
Contingent consideration	Derivative instruments — current assets	22,614	—	22,614
Commodity derivatives (buy/sell transportation contracts)	Derivative instruments — current assets	5,877	—	5,877
Commodity derivatives	Derivative instruments — non-current assets	16,760	(14,326)	2,434
Contingent consideration	Derivative instruments — non-current assets	20,092	—	20,092
Total derivatives assets		$85,990	$(26,095)	$59,895
Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$25,978	$(11,769)	$14,209
Commodity derivatives	Derivative instruments — non-current liabilities	15,043	(14,326)	717
Total derivatives liabilities		$41,021	$(26,095)	$14,926
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2024	2023

	(In thousands)
Proved oil and gas properties	$11,923,792	$6,220,766
Less: Accumulated depletion	(2,115,428)	(1,035,393)
Proved oil and gas properties, net	9,808,364	5,185,373
Unproved oil and gas properties	846,994	99,477
Other property and equipment	58,158	49,051
Less: Accumulated depreciation and impairment	(27,347)	(19,223)
Other property and equipment, net	30,811	29,828
Total property, plant and equipment, net	$10,686,169	$5,314,678
Impairment
The Company reviews its property, plant and equipment for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. If events occur that indicate an asset group may not be recoverable, the asset group is tested for recoverability.
Proved oil and gas properties. The Company estimates the expected undiscounted future cash flows of its proved oil and gas properties by field and then compares such amount to the carrying amount of the proved oil and gas properties in the applicable field to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company adjusts the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production volume estimates, the timing and pace of development, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows. These assumptions represent Level 3 inputs, as further discussed under Note 6—Fair Value Measurements. During the year ended December 31, 2023 the Company recorded impairment charges of $5.6 million, primarily related to the Non-core Asset Sales (defined in Note 10—Divestitures). For the years ended December 31, 2024 and 2022, the Company did not record impairment of proved oil and gas properties.
Unproved oil and gas properties. For the years ended December 31, 2024, 2023 and 2022, the Company did not record impairment of unproved oil and gas properties.

Other property and equipment. The Company reviews its other property and equipment for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. For the years ended December 31, 2024, 2023 and 2022, the Company did not record impairment of other property and equipment.
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
Preliminary purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Arrangement at their estimated fair value on May 31, 2024 of $4.1 billion. Goodwill was recognized as a result of the Arrangement, none of which is deductible for income tax purposes. Goodwill is primarily attributable to additional operational and financial synergies expected to be realized from the combined operations. Determining the fair value of the assets and liabilities of Enerplus requires judgement and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting goodwill as of the acquisition date of May 31, 2024. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after May 31, 2024, which may result in a different allocation than that presented in the tables below. Since the acquisition date, the Company has recorded an adjustment to the purchase price allocation, and a corresponding decrease to goodwill, totaling $9.2 million. Certain estimated values for the acquisition, including oil and natural gas properties, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

Purchase Price Consideration
(In thousands)
Common stock issued to Enerplus shareholders(1)	$3,732,137
Cash paid to Enerplus shareholders(1)	375,813
Cash paid to settle Enerplus equity-based compensation awards(2)	102,393
Cash paid to settle Enerplus credit facility(3)	395,000
Cash paid for retention bonus to Enerplus employees(4)	5,920
Total consideration transferred	$4,611,263
__________________
1)    The Company issued 20,680,097 shares of common stock and paid $375.8 million of cash to Enerplus shareholders as Arrangement Consideration. Enerplus shareholders received, for each Enerplus common share issued and outstanding, 0.10125 shares of common stock as Share Consideration and $1.84 per share of cash as Cash Consideration. The fair value of the common stock issued was based on the opening price of the Company’s common stock on May 31, 2024 of $180.47. See Note 17—Stockholders’ Equity for additional information.
2)    Each Enerplus outstanding equity-based compensation award became fully vested upon completion of the Arrangement on May 31, 2024. See Note 17—Stockholders’ Equity for additional information.
3)    On May 31, 2024, the Company fully satisfied all obligations under the Enerplus credit facility, and the Enerplus credit facility was concurrently terminated. See Note 13— Long-Term Debt for additional information.
4)    In connection with the Arrangement, employees of Enerplus were paid a retention bonus upon the closing of the Arrangement totaling $5.9 million.

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Cash and cash equivalents	$239,921
Accounts receivable, net	281,492
Inventory	14,878
Prepaid expenses	16,323
Oil and gas properties (successful efforts method)	5,253,860
Other property and equipment	6,812
Long-term inventory	8,636
Operating right-of-use assets	42,954
Other assets	1,049
Total assets acquired	$5,865,925

Liabilities assumed:
Accounts payable	$1,965
Revenues and production taxes payable	199,706
Accrued liabilities	186,334
Current portion of long-term debt	60,063
Current operating lease liabilities	27,420
Deferred tax liabilities	1,179,200
Asset retirement obligations	115,056
Operating lease liabilities	15,534
Total liabilities assumed	$1,785,278

Net assets acquired	$4,080,647
Goodwill	530,616
Purchase price consideration	$4,611,263
Post-arrangement operating results. The results of operations of Enerplus have been included in the Company’s consolidated financial statements since the closing of the Arrangement on May 31, 2024. The following table summarizes the total revenues and income before income taxes attributable to Enerplus that were recorded in the Company’s Consolidated Statement of Operations for the period presented.

Year Ended December 31, 2024

(In thousands)
Revenues	$866,382
Income before income taxes	81,698
Unaudited pro forma financial information. Summarized below are the consolidated results of operations for the periods presented, on an unaudited pro forma basis, as if the Arrangement had occurred on January 1, 2023. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Arrangement, including transaction costs incurred by the Company. In connection with the Arrangement, the Company incurred merger-related costs of $89.3 million for the year ended December 31, 2024, which were recorded to general and administrative expenses on the Consolidated Statements of Operations. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Arrangement occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Arrangement or any estimated costs that have not yet been incurred by the Company to integrate the Enerplus assets.

	Year Ended December 31,
	2024	2023

	(In thousands, except per share data)
Revenues	$5,852,567	$5,442,727
Net income	1,030,629	1,305,443

Net income per share:
Basic	$17.06	$21.00
Diluted	16.80	20.37
2023 Acquisition
On May 22, 2023, the Company announced that a wholly-owned subsidiary of the Company had entered into a definitive agreement to acquire approximately 62,000 net acres in the Williston Basin from XTO Energy Inc. and affiliates, each a subsidiary of Exxon Mobil Corporation (collectively “XTO”), for total cash consideration of $375.0 million, subject to customary purchase price adjustments (the “Williston Basin Acquisition”). The effective date of the Williston Basin Acquisition was April 1, 2023.
On June 30, 2023, the Company completed the Williston Basin Acquisition for total cash consideration of $361.6 million, including a deposit of $37.5 million paid to XTO upon execution of the purchase and sale agreement and $324.1 million paid to XTO at closing (including customary purchase price adjustments). The Company funded the Williston Basin Acquisition with cash on hand. The Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with ASC 805. The post-acquisition operating results and pro forma revenue and earnings for the Williston Basin Acquisition were not material to the Company’s consolidated financial statements and have therefore not been presented.
Purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Williston Basin Acquisition at their estimated fair value on June 30, 2023 of $361.6 million. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of the Williston Basin Acquisition required judgement and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on June 30, 2023. As of December 31, 2023, the purchase price was finalized with an immaterial adjustment to the preliminary purchase price allocation.

Purchase Price Consideration
(In thousands)
Cash consideration transferred	$361,609

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Oil and gas properties (successful efforts method)	$367,672
Inventory	1,844
Total assets acquired	$369,516

Liabilities assumed:
Asset retirement obligations	$6,771
Revenue and production taxes payable	1,136
Total liabilities assumed	$7,907

Net assets acquired	$361,609

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

Purchase Price Allocation

(In thousands)
Assets acquired:
Cash and cash equivalents	$94,641
Accounts receivable, net	491,514
Inventory	35,256
Prepaid expenses	14,851
Other current assets	5,719
Current assets held for sale	16,074
Oil and gas properties (successful efforts method)	3,211,043
Other property and equipment	31,244
Long-term inventory	3,138
Operating right-of-use assets	15,752
Deferred tax assets	228,574
Other assets	3,346
Total assets acquired	$4,151,152

Liabilities assumed:
Accounts payable	$116,769
Revenues and production taxes payable	411,553
Accrued liabilities	215,218
Derivatives instruments (current liability)	471,693
Current operating lease liabilities	2,629
Other current liabilities	2,902
Current liabilities held for sale	9,410
Asset retirement obligations	57,197
Derivative instruments (long-term liability)	15,128
Operating lease liabilities	13,123
Other liabilities	2,728
Total liabilities assumed	$1,318,350

Net assets acquired	$2,832,802
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
Unaudited pro forma financial information. Summarized below are the consolidated results of operations for the period presented, on an unaudited pro forma basis, as if the Merger had occurred on January 1, 2021 (the beginning of the comparable prior reporting period). The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Merger, including transaction costs incurred by the Company and Whiting. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Merger occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Merger or any estimated costs that have not yet been incurred by the Company to integrate the Whiting assets.

Year Ended December 31, 2022

(In thousands, except per share data)
Revenues	$4,759,706
Net income attributable to Chord	2,093,776

Net income attributable to Chord per share:
Basic	$50.00
Diluted	47.88
10. Divestitures
2024 Divestitures
Non-core properties. On October 25, 2024, the Company completed the sale of certain of its non-core properties located in the DJ Basin in Colorado and received net cash proceeds (including preliminary purchase price adjustments) of $36.4 million, resulting in a $0.6 million gain on asset divestment.
Other divestitures. During the year ended December 31, 2024, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds (subject to purchase price adjustments) of $25.0 million.
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
The Company had previously entered into several long-term, fee-based contractual arrangements with OMP for midstream services, including (i) natural gas gathering, compression, processing and gas lift supply services; (ii) crude oil gathering, terminal and transportation services; (iii) produced and flowback water gathering and disposal services; and (iv) freshwater distribution services. In connection with the closing of the OMP Merger, these contracts were assigned to Crestwood, which was acquired by Energy Transfer in November 2023. The Company has continuing cash outflows to Energy Transfer for these midstream services. See Note 12—Investment in Unconsolidated Affiliate for additional information.
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

11. Discontinued Operations
The OMP Merger qualified for reporting as discontinued operations on February 1, 2022, in accordance with ASC 205-20. There were no discontinued operations for the year ended December 31, 2024 or 2023.
Consolidated Statements of Operations
The results of operations reported as discontinued operations in connection with the OMP Merger were as follows for the periods presented:

Year Ended December 31, 2022

(In thousands)
Revenues
Purchased oil and gas sales(1)	$(13,364)
Midstream revenues	23,271
Total revenues	9,907
Operating expenses
Lease operating expenses(1)	(4,535)
Midstream expenses	13,224
Gathering, processing and transportation expenses (1)	(3,555)
Purchased oil and gas expenses(1)	(12,506)
General and administrative expenses(1)	3,314
Total operating expenses	(4,058)
Gain on sale of assets	518,900
Operating income	532,865
Other expense
Interest expense, net of capitalized interest	(3,685)
Other expense	(93)
Total other expense, net	(3,778)
Income from discontinued operations before income taxes	529,087
Income tax expense(2)	(101,080)
Income from discontinued operations, net of income tax	428,007
Net income attributable to non-controlling interests	2,311
Income from discontinued operations attributable to Chord, net of income tax	$425,696
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
Consolidated Statements of Cash Flows
There was no DD&A from discontinued operations included in “Cash flows from operating activities” for the year ended December 31, 2022. Capital expenditures attributable to discounted operations included in “Cash flows used in investing activities” were $6.1 million for the year ended December 31, 2022. There were no significant non-cash activities from discontinued operations for the period presented.

12. Investment in Unconsolidated Affiliate
On February 1, 2022, the Company completed the OMP Merger and received 20,985,668 Crestwood common units. On November 3, 2023, Energy Transfer acquired Crestwood, and holders of Crestwood common units received 2.07 Energy Transfer common units for each Crestwood unit held. The Company has continued to record its investment in Energy Transfer using the fair value option. Additionally, no gain or loss was recorded in the Consolidated Statements of Operations as a result of the Crestwood and Energy Transfer merger. As of December 31, 2024 and 2023, the fair value of the Company’s investment was $142.2 million and $100.2 million, respectively. As of December 31, 2024, the Company owned less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Consolidated Balance Sheet.
During the year ended December 31, 2024, the Company recorded a net gain of $51.3 million on its investment, comprised of an unrealized gain for the change in fair value of the investment of $42.0 million and a realized gain for cash distributions received of $9.3 million. During the year ended December 31, 2023, the Company recorded a net gain of $21.3 million on its investment, primarily comprised of a realized gain for cash distributions received of $10.8 million and an unrealized gain for the change in fair value of the investment of $8.4 million.
13. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,
	2024	2023

	(In thousands)
Senior secured revolving line of credit	$445,000	$—
Senior unsecured notes	400,000	400,000
Less: unamortized deferred financing costs	(2,400)	(4,098)
Total long-term debt, net	$842,600	$395,902
Senior secured revolving line of credit. As of December 31, 2024, the Company had a senior secured revolving credit facility (the “Credit Facility”) with a $3.0 billion borrowing base and $1.5 billion of elected commitments that matures on July 1, 2027. In February 2025, the Company completed its semi-annual borrowing base redetermination, setting the borrowing base at $2.75 billion, and increasing the aggregate amount of elected commitments to $2.0 billion. At December 31, 2024, the Company had $445.0 million net borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing base capacity of $1.0 billion. At December 31, 2023, the Company had no borrowings outstanding and $8.9 million of outstanding letters of credit issued under the Credit Facility. For the years ended December 31, 2024 and 2023, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.3% and 7.1%, respectively. The Company was in compliance with the financial covenants under the Credit Facility at December 31, 2024.
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
In connection with the consummation of the Merger on July 1, 2022, the Company entered into the Amended and Restated Credit Agreement. The Company completed two amendments to the Amended and Restated Credit Agreement during 2024, as follows: (i) on May 31, 2024, the Company entered into the Fifth Amendment to Amended and Restated Credit Agreement to increase the borrowing base to $3.0 billion and increase the aggregate amount of elected commitments to $1.5 billion, (ii) on November 4, 2024, the Company completed its semi-annual borrowing base redetermination, which affirmed the current borrowing base of $3.0 billion and the aggregate elected commitment amounts of $1.5 billion and entered into the Sixth Amendment to Amended and Restated Credit Agreement. The foregoing description of the Fifth Amendment and Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Fifth Amendment and Sixth Amendment, copies of which are filed as Exhibit 10.38 and Exhibit 10.39, respectively, to this Annual Report on Form 10-K. The next scheduled redetermination is expected to occur in or around October 2025.
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
Senior unsecured notes. At December 31, 2024, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “Senior Notes”). The Senior Notes were issued in a private placement on June 9, 2021 at par and resulted in net proceeds of $391.6 million, after deducting the underwriters’ discounts, commissions and other expenses. The Company recorded deferred financing costs of $8.4 million, which are being amortized over the term of the Senior Notes. The proceeds were used to fund a portion of an acquisition of certain oil and gas properties located in the Williston Basin in 2021. See Note 9—Acquisitions for additional information.
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
The indentures governing the Senior Notes restrict the Company’s ability and the ability of certain of its subsidiaries to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred stock, (iii) create liens, (iv) sell assets, (v) enter into agreements that restrict dividends or other payments by restricted subsidiaries, (vi) consolidate, merge or transfer all or substantially all of the Company’s assets with another company, (vii) enter into transactions with affiliates, (viii) pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by two out of the three rating agencies and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Company will cease to be subject to such covenants. The Company was in compliance with the terms of the indentures for the Senior Notes as of December 31, 2024.
The fair value of the Senior Notes, which are publicly traded and represent a Level 1 fair value measurement, was $399.9 million and $400.0 million at December 31, 2024 and December 31, 2023, respectively.

Enerplus credit facility. Upon consummation of the Arrangement on May 31, 2024, the Enerplus credit facility was terminated, and the Company paid the remaining outstanding amount of $395.0 million to fully satisfy all such outstanding obligations that were owed under the Enerplus credit facility.
Enerplus senior unsecured notes. Upon consummation of the Arrangement on May 31, 2024, the Company assumed $63.0 million of 3.79% senior unsecured notes from Enerplus (the “Enerplus Senior Notes”). The Enerplus Senior Notes were recorded in the Consolidated Balance Sheet at their fair value acquired of $60.1 million as of the acquisition date. The fair value of the Enerplus Senior Notes, which represented a Level 2 fair value measurement, was estimated based on the amount that the Company would have to pay a third party to assume the debt, including the credit spread for the difference between the issue rate and the May 31, 2024 market rate. The May 31, 2024 market rate was estimated by comparing the debt to new issuances (secured or unsecured) and secondary trades of similar size and credit statistics for both public and private debt. On July 2, 2024, the Company repaid all of the remaining outstanding Enerplus Senior Notes of $63.0 million and the remaining accrued interest on such notes of $0.8 million.
Whiting credit facility. Whiting had a reserves-based credit facility with a syndicate of banks. Upon consummation of the Merger on July 1, 2022, the Whiting credit facility was terminated, and the Company paid the remaining outstanding accrued interest and other fees of $2.2 million to satisfy and discharge in full all such outstanding obligations that were owed under the Whiting credit facility.
14. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO:

	Year Ended December 31,
	2024	2023

	(In thousands)
Asset retirement obligation — beginning of period	$165,546	$165,405
Liabilities incurred during period	2,975	1,238
Liabilities incurred through acquisitions	138,489	6,771
Liabilities settled during period	(16,014)	(4,389)
Liabilities settled through divestitures	(1,870)	(31,844)
Accretion expense during period	16,215	11,183
Revisions to estimates	3,093	17,182
Asset retirement obligation — end of period	$308,434	$165,546

The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Consolidated Statements of Operations. At December 31, 2024 and 2023, the current portion of the total ARO balance was approximately $26.1 million and $10.5 million, respectively, and is included in accrued liabilities on the Company’s Consolidated Balance Sheets.
15. Income Taxes
The Company’s income tax expense (benefit) from continuing operations consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current:
Federal	$42,422	$15,877	$7,127
State	(532)	3,824	883
Total current tax expense	41,890	19,701	8,010
Deferred:
Federal	203,752	264,154	(46,767)
State	18,169	31,394	(8,127)
Total deferred tax expense (benefit)	221,921	295,548	(54,894)
Total income tax expense (benefit)	$263,811	$315,249	$(46,884)

The reconciliation of income taxes from continuing operations calculated at the U.S. federal tax statutory rate to the Company’s effective tax rate is set forth below:

	Year Ended December 31,
	2024		2023		2022

	(%)	(In thousands)	(%)	(In thousands)	(%)	(In thousands)
U.S. federal tax statutory rate	21.0%	$233,612	21.0%	$281,196	21.0%	$291,068
State income taxes, net of federal income tax benefit	2.5%	27,779	2.6%	35,219	2.6%	36,156
Change in valuation allowance	0.1%	1,118	—%	—	(27.2)%	(377,233)
Other	0.1%	1,302	(0.1)%	(1,166)	0.2%	3,125
Annual effective tax expense (benefit)	23.7%	$263,811	23.5%	$315,249	(3.4)%	$(46,884)
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$292,978	$318,145
Bonus and equity-based compensation	1,693	14,324
Other deferred tax assets	19,593	17,469
Total deferred tax assets	314,264	349,938
Less: Valuation allowance	(10,384)	(9,266)
Total deferred tax assets, net	$303,880	$340,672
Deferred tax liabilities
Oil and natural gas properties	$1,521,016	$367,046
Investment in partnerships	60,093	54,452
Tax on unremitted earnings	194,469	—
Other deferred tax liabilities	24,744	14,496
Total deferred tax liabilities	$1,800,322	$435,994
Total deferred tax liabilities, net	$(1,496,442)	$(95,322)
The Company’s effective tax rate for the year ended December 31, 2024 was 23.7% of pre-tax income from continuing operations, as compared to an effective tax rate of 23.5% of pre-tax income from continuing operations for the year ended December 31, 2023. The effective tax rates from continuing operations for the years ended December 31, 2024 and December 31, 2023 were higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes.
As of December 31, 2024, the Company had gross U.S. federal net operating loss (“NOL”) carryforwards of $929.9 million, of which approximately $838.7 million will not expire and $91.2 million will expire from 2032 to 2037. In addition, the Company had gross state NOL carryforwards of $2.2 billion as of December 31, 2024, which expire between 2024 and 2042. The Company and Whiting both experienced an “ownership change” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), in the past, including as a result of the Merger. Accordingly, under Section 382 of the Code, the Company’s NOL carryforwards and other tax attributes (collectively, “Tax Benefits”) are subject to various limitations going forward. However, the limitations applicable under Section 382 of the Code resulting from the Merger are not expected to have a material impact on the realizability of the Company’s deferred tax assets.
Tax Benefits are recorded as an asset to the extent that management assesses the utilization of such Tax Benefits to be more likely than not, and when the future utilization of some portion of the Tax Benefits is determined not to be more likely than not, then a valuation allowance is provided to reduce the Tax Benefits from such assets.
The Company’s estimated valuation allowance as of December 31, 2024 was $10.4 million which relates to state NOL carryforwards, and is approximately consistent with the valuation allowance as of December 31, 2023.
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

Unrecognized Tax Benefits. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As part of the Arrangement, an uncertain tax position was recorded for $15.5 million, which is included in deferred tax liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2024, all of which would affect the effective tax rate if recognized.
With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statements of Operations. The Company files U.S. federal income tax returns, Canadian federal tax returns and income tax returns in the various states and provinces where it operates.
As the Company has NOL carryforwards from previous tax years, which are utilized in open years, the Internal Revenue Service may examine the Company’s loss years back to the 2010 tax year. The Canadian federal tax returns are open from 2019 and forward.
16. Equity-Based Compensation
The Company has granted equity-based compensation awards under the 2020 LTIP. In accordance with the FASB’s authoritative guidance for share-based payments, the Company accounts for awards that settle in shares of common stock as equity-classified awards and awards that settle in cash as liability-classified awards.
Equity-based compensation expense from continuing operations is recognized in general and administrative expenses on the Company’s Consolidated Statements of Operations, and equity-based compensation expense from discontinued operations is recognized in discontinued operations, net of income tax on the Company’s Consolidated Statements of Operations. The Company recognized $23.0 million, $46.1 million and $61.2 million in equity-based compensation expenses related to equity-classified awards that were attributable to continued operations during the years ended December 31, 2024, 2023 and 2022, respectively. Equity-based compensation expenses related to liability-classified awards that were attributable to continued operations were $1.0 million, $3.4 million and $4.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation expense related to equity-classified awards that was attributable to discontinued operations was immaterial during the year ended December 31, 2022.
Legacy Whiting equity-based compensation. Pursuant to the Merger Agreement, at the effective time of the Merger, the Company assumed the Whiting Equity Incentive Plan and the outstanding restricted stock units (“RSUs”) and performance share units (“PSUs”) granted under the Whiting Equity Incentive Plan. Accordingly, (i) all shares remaining available for issuance under the Whiting Equity Incentive Plan as of the Merger were automatically converted into shares of the Company’s common stock, available for issuance under the Whiting Equity Incentive Plan and (ii) all Whiting RSUs and PSUs were automatically converted into RSUs and PSUs of the Company, respectively, that, to the extent earned, will be settled in shares of the Company’s common stock, subject to appropriate adjustments to the number of shares subject to each award, resulting in the following as of July 1, 2022: (x) 1,611,725 shares of the Company’s common stock remaining available for issuance to eligible participants under the Whiting Equity Incentive Plan, (y) 335,386 shares of the Company’s common stock subject to RSUs assumed under the Whiting Equity Incentive Plan and (z) 275,310 shares of the Company’s common stock subject to PSUs assumed under the Whiting Equity Incentive Plan. The number of PSUs assumed by the Company was determined based upon the change-in-control provisions contained in the original award agreement at the greater of (i) the target number of PSUs subject to such award and (ii) the actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of the Merger. Following completion of the Merger, the Whiting RSUs and PSUs are subject to time-based vesting criteria. The fair value of the RSU and PSU awards assumed by the Company was $73.3 million, including $27.4 million that was attributable to pre-Merger services and recorded as a part of the consideration transferred and $45.9 million that is attributable to post-Merger services that will be recognized as equity-based compensation expense in the post-combination period. The Company previously granted restricted stock awards (“RSAs”) to non-employee directors. RSAs are legally issued shares which were scheduled to vest over a three-year period subject to a service condition. The Company measured the awards at fair value on the date of grant, which was based on the closing price of the Company’s common stock. Pursuant to the award agreements governing the RSAs, each outstanding RSA became fully vested upon completion of the Merger due to a “change in control” (as defined in the award agreement). As a result, 64,920 outstanding RSAs became fully vested on July 1, 2022 and the Company recognized the remaining unrecognized compensation expense immediately.
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
The following table summarizes information related to RSUs held by employees and non-employee directors of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2023	263,059	$98.94
Granted	169,949	161.23
Vested	(139,555)	93.23
Forfeited	(9,231)	153.10
Non-vested shares outstanding December 31, 2024	284,222	$137.23
The fair value of awards vested was $23.2 million and $42.4 million for the years ended December 31, 2024 and 2023, respectively. The weighted average grant date fair value of RSUs was $161.23 per share and $137.43 per share for the years ended December 31, 2024 and 2023, respectively. Unrecognized expense as of December 31, 2024 for all outstanding RSUs was $24.2 million and will be recognized over a weighted average period of approximately 1.8 years.
Legacy Oasis performance share units. The Company granted PSUs to certain employees. These PSUs were contingent shares that may be earned over three-year and four-year performance periods subject to market-based and service-based vesting conditions. The number of PSUs to be earned was initially subject to a market condition that was based on a comparison of the total stockholder return (“TSR”) achieved with respect to shares of the Company’s common stock against the TSR achieved by a defined peer group at the end of the applicable performance periods, with 50% of the PSU awards eligible to be earned based on performance relative to a certain group of the Company’s oil and gas peers and 50% of the PSU awards eligible to be earned based on performance relative to the broad-based Russell 2000 index. Depending on the Company’s TSR performance relative to the defined peer group, award recipients could earn between 0% and 150% of target. Pursuant to the PSU award agreements, the number of PSUs earned was certified at the greater of (i) target performance and (ii) actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of a “change in control.” The completion of the Merger on July 1, 2022 represented a “change in control” such that 250,016 PSUs were earned by legacy Oasis award recipients subject to a service-based vesting condition, including 183,915 PSUs that were outstanding at December 31, 2021 and an incremental 66,101 PSUs that were earned based upon the achievement of the performance criteria described above.
The following table summarizes information related to PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2023	78,943	$69.67
Granted	—	—
Vested	(78,943)	69.67
Forfeited	—	—
Non-vested shares outstanding December 31, 2024	—	$—

The fair value of awards vested was $9.0 million and $46.3 million for the years ended December 31, 2024 and 2023, respectively. No PSUs under this award agreement were granted during the years ended December 31, 2024 and 2023.
2024 Performance share units. During the year ended December 31, 2024, the Company granted PSUs that include (i) total stockholder return (“TSR”) PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “2024 PSUs”), which are eligible to vest and become earned at the end of the applicable performance period on December 31, 2026, subject to the level of achievement with respect to certain performance goals.
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
The following table summarizes information related to the Absolute TSR PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2023	—	$—
Granted	15,808	233.01
Vested	(364)	233.35
Forfeited	—	—
Non-vested shares outstanding December 31, 2024	15,444	$233.00
The fair value of awards vested was $0.1 million for the year ended December 31, 2024. Unrecognized expense as of December 31, 2024 for all outstanding Absolute TSR PSUs was $1.1 million and will be recognized over a weighted average period of 2.0 years.
The following table summarizes information related to the Relative TSR PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2023	—	$—
Granted	47,428	197.10
Vested	(1,091)	200.54
Forfeited	—	—
Non-vested shares outstanding December 31, 2024	46,337	$197.02
The fair value of awards vested was $0.2 million for the year ended December 31, 2024. Unrecognized expense as of December 31, 2024 for all outstanding Relative TSR PSUs was $4.5 million and will be recognized over a weighted average period of 2.0 years.
Legacy Oasis leveraged stock units. The Company granted leveraged stock units (“LSUs”) to certain employees. LSUs are contingent shares that may be earned over a three-year or four-year performance period subject to market-based and service-based vesting conditions. The number of LSUs to be earned was initially subject to a market condition that was based on the TSR performance of the Company’s common stock measured against specific premium return objectives. Depending on the Company’s TSR performance, award recipients could earn between 0% and 300% of target; however, the number of shares delivered in respect to these awards during the grant cycle could not exceed ten times the fair value of the award on the grant date. Pursuant to LSU award agreements, the number of LSUs earned was certified at the greater of (i) target performance and (ii) actual achievement of the performance criteria measured based on the truncated performance period ending immediately prior to the effective time of a “change in control.” The completion of the Merger on July 1, 2022 represented a “change in control” such that 787,218 LSUs were earned by award recipients subject to a service-based vesting condition.
The following table summarizes information related to LSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2023	497,037	$84.59
Granted	—	—
Vested	(248,520)	84.59
Forfeited	—	—
Non-vested shares outstanding December 31, 2024	248,517	$84.59
The fair value of awards vested was $42.3 million for the year ended December 31, 2024. No awards vested for the year ended December 31, 2023. No LSUs were granted during the years ended December 31, 2024 and 2023. Unrecognized expense as of December 31, 2024 for all outstanding LSUs was $0.3 million and will be recognized over a weighted average period of approximately 0.3 years.

Fair value assumptions. The aggregate grant date fair value of the 2024 PSUs, legacy Oasis PSUs, and LSUs was determined by a third-party valuation specialist using a Monte Carlo simulation model. The key valuation inputs were: (i) the forecast period, (ii) risk-free interest rate, (iii) implied equity volatility and (iv) stock price on the date of grant. The risk-free interest rates are the U.S. Treasury bond rates on the date of grant that correspond to each performance period. Implied equity volatility is derived by solving for an asset volatility and equity volatility based on the leverage of the Company and each of its peers.
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses by grant date:

	2021 PSUs and LSUs			2024 Absolute and Relative TSR PSUs
	Year Ended December 31, 2021			Year Ended December 31, 2024
Forecast period (years)	3	—	4	3
Risk-free interest rates	0.2%	—	0.6%	3.8%	—	4.7%
Implied equity volatility	45%	—	60%	35%
Range of stock price on date of grant	$44.41	—	$68.07	$141.41	—	$169.66
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
The following table summarizes information related to phantom unit awards held by employees of the Company:

	Phantom Unit Awards	Weighted Average Grant Date Fair Value per Share
Non-vested phantom unit awards outstanding December 31, 2023	10,043	$165.87
Granted	12,613	158.68
Vested	(3,557)	136.67
Forfeited	(1,012)	151.09
Non-vested phantom unit awards outstanding December 31, 2024	18,087	$151.71
The fair value of vested phantom unit awards was $0.6 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Unrecognized expense as of December 31, 2024 for all outstanding phantom unit awards was $1.4 million and will be recognized over a weighted average period of approximately 1.9 years.
17. Stockholders’ Equity
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

Dividends
The following table summarizes the Company’s fixed and variable dividends declared by quarter for the years ended December 31, 2024, 2023 and 2022:

	Rate per Share
	Base	Variable	Special	Total	Total Dividends Declared

					(In thousands)
Q4 2024	$1.250	$0.190	$—	$1.440	$88,271
Q3 2024	1.250	1.270	—	2.520	157,090
Q2 2024	1.250	1.690	—	2.940	124,708
Q1 2024	1.250	2.000	—	3.250	137,541
Total	$5.000	$5.150	$—	$10.150	$507,610

Q4 2023	$1.250	$1.250	$—	$2.500	$107,867
Q3 2023	1.250	0.110	—	1.360	58,374
Q2 2023	1.250	1.970	—	3.220	137,507
Q1 2023	1.250	3.550	—	4.800	204,884
Total	$5.000	$6.880	$—	$11.880	$508,632

Q4 2022	$1.250	$2.420	$—	$3.670	$157,673
Q3 2022	1.250	—	—	1.250	70,242
Q2 2022	0.585	2.940	15.000	18.525	379,369
Q1 2022	0.585	3.000	—	3.585	73,074
Total	$3.670	$8.360	$15.000	$27.030	$680,358
Total dividends declared in the table above includes (i) $7.0 million, $14.4 million and $41.6 million associated with dividend equivalent rights on unvested equity-based compensation awards for the year ended December 31, 2024, 2023 and 2022 respectively, and (ii) a special dividend of $15.00 per share of common stock declared in connection with the Merger, or $307.4 million in aggregate, that was paid on July 8, 2022 to stockholders of record as of June 29, 2022.
As of December 31, 2024, the Company had dividends payable of $16.7 million related to dividend equivalent rights accrued on equity-based compensation awards, including $16.1 million that was recorded under accrued liabilities and $0.6 million that was recorded under other liabilities on the Consolidated Balance Sheet.
On February 25, 2025, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 26, 2025 to shareholders of record as of March 11, 2025.
Share Repurchase Program
The Company’s Board of Directors authorized a share repurchase program in October 2024 of up to $750 million of the Company’s common stock. This program replaces previous share repurchase programs of up to (i) $750 million of the Company’s common stock authorized in October 2023, (ii) $300 million of the Company’s common stock authorized in August 2022, and (iii) $150 million of the Company’s common stock authorized in February 2022.
During the year ended December 31, 2024, the Company repurchased 3,114,007 shares of common stock at a weighted average price of $142.20 per common share for a total cost of $442.8 million, under both of the October 2023 and October 2024 share repurchase programs. As of December 31, 2024, there was $592.6 million of capacity remaining under the Company’s October 2024 program. Subsequent to December 31, 2024, the Company repurchased 558,285 shares of common stock at a weighted average price of $116.41 per common share for a total cost of $65.0 million.
During the year ended December 31, 2023, the Company repurchased 1,533,791 shares of common stock at a weighted average price of $157.08 per common share for a total cost of $240.9 million, excluding accrued excise taxes of $0.4 million under both of the August 2022 and October 2023 share repurchase programs.

During the year ended December 31, 2022, the Company repurchased 1,378,070 shares of common stock at a weighted average price of $110.24 per common share for a total cost of $151.9 million under both of the February and August 2022 share repurchase programs.
Warrants
Legacy Oasis warrants. On November 19, 2020, the Company entered into a Warrant Agreement with Computershare Inc. and Computershare Trust Company N.A., as warrant agent. The warrants, which were indexed to the Company’s common stock and were classified as equity, were exercisable until November 19, 2024, at which time all unexercised warrants expired and the rights of the holders of such warrants to purchase common stock terminated. The Company had 124,495 legacy Oasis warrants expire on November 19, 2024.
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
The Company had 395,809 legacy Whiting Series A Warrants expire on September 1, 2024. The legacy Whiting Series B Warrants are exercisable until September 1, 2025, at which respective times all unexercised Whiting warrants will expire and the rights of the holders of such Whiting warrants to acquire common stock will terminate. Pursuant to the Whiting warrant agreements, no holder of a Whiting warrant, by virtue of holding or having a beneficial interest in a Whiting warrant, will have the right to vote, receive dividends, receive notice as stockholders with respect to any meeting of stockholders for the election of directors or any other matter, or exercise any rights whatsoever as a stockholder of Chord unless, until and only to the extent such holders become holders of record of shares of Chord common stock issued upon settlement of the Whiting warrants.
The number of shares of Chord common stock for which a Whiting warrant is exercisable and the exercise prices are subject to adjustment from time to time upon the occurrence of certain events, including stock splits, reverse stock splits or stock dividends to holders of common stock or a reclassification in respect of common stock.
As of December 31, 2024, the Company had 888,742 legacy Whiting Series B Warrants outstanding, with an exercise price of $133.70 per share that expire on September 1, 2025.
During the years ended December 31, 2024 and 2023, there were 1,823,608 and 1,746,859 warrants exercised, respectively.
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

The following table summarizes the basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
Net income from continuing operations	$848,627	$1,023,779	$1,430,463
Distributed and undistributed earnings from continuing operations allocated to participating securities	(3,437)	(3,370)	(182)
Net income from continuing operations attributable to common stockholders (basic)	845,190	1,020,409	1,430,281
Reallocation of distributed and undistributed earnings from continuing operations allocated to participating securities	24	76	6
Net income from continuing operations attributable to common stockholders (diluted)	$845,214	$1,020,485	$1,430,287

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	51,796	41,490	30,497
Dilutive effect of share-based awards	402	944	1,134
Dilutive effect of warrants	550	964	620
Diluted weighted average common shares outstanding	52,748	43,398	32,251

Basic earnings per share from continuing operations	$16.32	$24.59	$46.90
Diluted earnings per share from continuing operations	$16.02	$23.51	$44.35

Anti-dilutive weighted average common shares:
Potential common shares	1,646	3,709	2,901

For the years ended December 31, 2024, 2023 and 2022, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
Basic earnings per share from discontinued operations was $13.96 for the year ended December 31, 2022. Diluted earnings per share from discontinued operations was $13.20 for the year ended December 31, 2022.
19. Leases
The Company’s long-term leases consist primarily of office space, vehicles and other property and equipment used in its operations. The components of lease costs attributable to continuing operations were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Operating lease costs	$31,830	$9,853	$11,292
Variable lease costs(1)	11,137	13,391	8,562
Short-term lease costs	59,429	56,100	25,716
Sublease income	(1,570)	(199)	—
Finance lease costs:
Amortization of ROU assets	1,569	1,367	1,342
Interest on lease liabilities	299	126	65
Total lease costs	$102,694	$80,638	$46,977
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
As of December 31, 2024, maturities of the Company’s lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2025	$33,863	$1,953
2026	11,587	1,771
2027	4,417	1,434
2028	2,918	585
2029	2,748	80
Thereafter	1,379	—
Total future lease payments	56,912	5,823
Less: Imputed interest	4,060	578
Present value of future lease payments	$52,852	$5,245
Supplemental balance sheet information related to the Company’s leases were as follows:

		December 31,
	Balance Sheet Location	2024	2023

		(In thousands)
Assets
Operating lease assets(1)	Operating right-of-use assets	$38,004	$21,343
Finance lease assets(2)	Other assets	5,220	2,748
Total lease assets		$43,224	$24,091
Liabilities
Current
Operating lease liabilities(1)	Current operating lease liabilities	$37,629	$13,258
Finance lease liabilities	Other current liabilities	1,665	916
Long-term
Operating lease liabilities(1)	Operating lease liabilities	15,190	18,667
Finance lease liabilities	Other liabilities	3,613	1,881
Total lease liabilities		$58,097	$34,722
___________________
(1)The year ended December 31, 2024 includes $43.0 million of operating leases for certain operating equipment and office buildings acquired in connection with the Arrangement.
(2)Finance lease ROU assets are recorded net of accumulated amortization of $2.4 million and $1.2 million as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded impairment charges related to the Denver offices and its related fixed assets acquired in the Arrangement and Merger of $2.5 million and $17.5 million, respectively, as a result of overall market conditions. The ROU asset impairment charges are recorded within exploration and impairment on the Consolidated Statements of Operations.

Supplemental cash flow information and non-cash transactions related to the Company’s leases were as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,222	$15,627	$15,843
Operating cash flows from finance leases	297	160	57
Financing cash flows from finance leases	1,458	1,702	1,299
ROU assets obtained in exchange for lease obligations
Operating leases(1)	$49,278	$22,201	$20,164
Finance leases(2)	4,094	2,307	2,659
___________________
(1)The year ended December 31, 2024 includes $43.0 million related to operating leases acquired in the Arrangement. The year ended December 31, 2022 includes $15.8 million related to operating leases acquired in the Merger.
(2)The year ended December 31, 2022 includes $2.1 million related to finance leases acquired in the Merger.

Weighted-average remaining lease terms and discount rates for the Company’s leases were as follows:

	December 31,
	2024	2023
Operating leases
Weighted average remaining lease term	2.4 years	3.6 years
Weighted average discount rate	6.8%	6.3%
Finance leases
Weighted average remaining lease term	3.2 years	3.2 years
Weighted average discount rate	6.7%	5.7%
20. Significant Concentrations
Major customers. For the year ended December 31, 2024, sales to Phillips 66 Company accounted for approximately 19% of the Company’s total product sales. For the year ended December 31, 2023, sales to Phillips 66 Company and Gunvor USA LLC accounted for approximately 20% and 14%, respectively, of the Company’s total product sales. For the year ended December 31, 2022, sales to Phillips 66 Company and Shell Trading (US) Company accounted for approximately 17% and 11%, respectively, of the Company’s total product sales. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2024, 2023 or 2022.
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
21. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of December 31, 2024. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of December 31, 2024, the Company’s material off-balance sheet arrangements and transactions include $30.8 million in outstanding letters of credit issued under the Credit Facility and $78.6 million in net surety bond exposure issued as financial assurance on certain agreements.
Volume commitment agreements. As of December 31, 2024, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 46.1 MMBbl of crude oil, 7.5 MMBbl of NGLs, 448.8 Bcf of natural gas and 0.1 MMBbl of water within specified timeframes, the majority of which have a remaining term of five years or less.

The estimable future commitments under these volume commitment agreements as of December 31, 2024 are as follows:

(In thousands)
2025	$150,637
2026	138,242
2027	109,331
2028	66,788
2029	36,962
Thereafter	77,286
$579,246
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

Mandan, Hidatsa and Arikara Nation (“MHA Nation”) Title Dispute. This matter relates to certain leases acquired by the Company from QEP Energy Company (“QEP”) in October 2021. In June 2018, the MHA Nation notified QEP of its position that QEP has no valid lease covering certain minerals underlying the Missouri and Little Missouri River riverbeds on the Fort Berthold Reservation in North Dakota. The MHA Nation also passed a resolution purporting to rescind those portions of QEP's Indian Mineral Development Act of 1982 lease covering the disputed minerals underlying the Missouri River. QEP responded in September 2018 stating that the minerals underlying the Missouri River are properly leased. In May 2020, the Office of the Solicitor of the United States Department of the Interior (the “Department of the Interior”) issued an opinion (the “Missouri River Opinion”) finding that the State of North Dakota, not the MHA Nation, is the legal owner of the minerals underlying the Missouri River. The MHA Nation filed actions in two federal courts seeking to overturn the May 2020 decision, and in March 2021, the Department of the Interior withdrew the Missouri River Opinion and on February 4, 2022, the Department of the Interior issued a new opinion on the matter stating that the minerals beneath the Missouri River riverbed located on the Fort Berthold Indian Reservation belong to the MHA Nation and not the State of North Dakota. Based on the new opinion from the Department of Interior, on June 21, 2022, the D.C. Federal District Court issued an order dismissing the MHA Nation’s claims relating to title of the riverbed as moot and denied the State of North Dakota’s motion to intervene on remaining counts. The D.C. Federal District Court did not address the substantive question of ownership at that time. On June 29, 2022, the State of North Dakota appealed this order to the D.C. Circuit Court of Appeals. On April 21, 2023, the D.C. Circuit Court of Appeals issued an opinion reversing the D.C. Federal District Court’s denial of the State of North Dakota’s motion to intervene on the remaining counts.
The case is now back on remand before the D.C. Federal District Court. The Department of the Interior’s motion for leave to amend its answer and assert a crossclaim to quiet title to the ownership of the Missouri River riverbed against the State of North Dakota was granted by the Court in July 2024. The MHA Nation was also granted the opportunity to intervene in the Department of Interior’s crossclaim against the State of North Dakota. In October 2024, the MHA Nation filed a Motion for Judgment on the Pleadings as to the crossclaim – contending (1) that the undisputed material facts demonstrate that the United States owns the riverbed in trust for the MHA Nation and (2) the State of North Dakota is precluded from asserting otherwise. Briefing on the MHA Nation’s Motion for Judgment on the Pleadings was completed in December 2024 and is being considered by the Court. On January 17, 2025, the Department of Interior filed a Motion for Summary Judgment on the State of North Dakota’s crossclaims.
Litigation. The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. When the Company determines that a loss is probable of occurring and is reasonably estimable, the Company accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Company discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed. Subsequent to December 31, 2024, the Company reached a settlement in principle on certain claims with the settlement amount to be paid by the Company’s insurance carriers. The accrued settlement obligation and offsetting insurance receivable are included in the Company’s Consolidated Balance Sheet at December 31, 2024 with no impact on the Company’s Consolidated Statement of Operations for the year ended December 31, 2024.
22. Subsequent Events
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
Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and gas producing activities:

	December 31,
	2024	2023

	(In thousands)
Proved oil and gas properties	$11,923,792	$6,220,766
Less: Accumulated depletion and impairment	(2,115,428)	(1,035,393)
Proved oil and gas properties, net	9,808,364	5,185,373
Unproved oil and gas properties	846,994	99,477
Total oil and gas properties, net	$10,655,358	$5,284,850

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and gas activities for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Acquisition costs:
Proved oil and gas properties	$4,346,811	$178,629	$3,164,665
Unproved oil and gas properties	928,789	185,392	43,084
Exploration costs	8,285	6,366	859
Development costs(1)	1,236,794	940,967	529,126
Total costs incurred	$6,520,679	$1,311,354	$3,737,734
___________________
(1)Development costs include non-cash upward adjustments to oil and gas properties of $6.1 million, $18.5 million and $21.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which relate to estimated future plugging and abandonment costs of the Company’s oil and gas wells.
Results of Operations for Oil and Gas Producing Activities
The following table sets forth the results of operations for oil and gas producing activities, which exclude general and administrative expenses and interest expense, for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Revenues	$3,836,138	$3,132,411	$2,976,296
Production costs	1,425,364	1,099,159	814,588
Depreciation, depletion and amortization	1,081,575	582,127	354,050
Exploration and impairment	14,570	17,830	2,204
Income tax expense	309,069	335,534	426,087
Results of operations for oil and gas producing activities	$1,005,560	$1,097,761	$1,379,367
24. Supplemental Oil and Gas Reserve Information — Unaudited
The reserve estimates presented below at December 31, 2024, 2023 and 2022 are based on reports prepared by Netherland, Sewell & Associates, Inc., the Company’s independent reserve engineers. All of the Company’s oil and gas reserves are attributable to properties within the United States.
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

Estimated Quantities of Proved Reserves
The following table summarizes changes in quantities of the Company’s estimated net proved reserves by product for the periods presented:

	Crude Oil (MBbl)	NGLs(1) (MBbl)	Natural Gas (MMcf)	MBoe(2)
2022
Proved reserves
Beginning balance	174,317	—	459,262	250,860
Revisions of previous estimates	(8,032)	64,557	(56,500)	47,110
Extensions, discoveries and other additions	38,144	7,452	35,689	51,544
Sales of reserves in place	—	—	—	—
Purchases of reserves in place	202,316	73,468	443,903	349,768
Production	(25,457)	(7,026)	(67,428)	(43,722)
Net proved reserves at December 31, 2022	381,288	138,451	814,926	655,560
Proved developed reserves, December 31, 2022	272,529	115,227	689,651	502,698
Proved undeveloped reserves, December 31, 2022	108,759	23,224	125,275	152,862
2023
Proved reserves
Beginning balance	381,288	138,451	814,926	655,560
Revisions of previous estimates	(38,073)	(5,270)	(33,308)	(48,895)
Extensions, discoveries and other additions	53,207	15,046	62,273	78,632
Sales of reserves in place	(3,999)	(53)	(3,067)	(4,564)
Purchases of reserves in place	12,375	3,052	20,060	18,771
Production	(36,427)	(13,047)	(82,953)	(63,300)
Net proved reserves at December 31, 2023	368,371	138,179	777,931	636,204
Proved developed reserves, December 31, 2023	241,362	105,702	640,180	453,762
Proved undeveloped reserves, December 31, 2023	127,008	32,476	137,751	182,442
2024
Proved reserves
Beginning balance	368,371	138,179	777,931	636,204
Revisions of previous estimates	(35,229)	(3,741)	(38,294)	(45,351)
Extensions, discoveries and other additions	43,301	10,032	62,013	63,669
Sales of reserves in place	(1,264)	(204)	(1,071)	(1,646)
Purchases of reserves in place	176,710	39,256	596,287	315,346
Production	(48,479)	(16,338)	(122,193)	(85,182)
Net proved reserves at December 31, 2024	503,410	167,184	1,274,673	883,040
Proved developed reserves, December 31, 2024	317,689	125,824	1,053,288	619,061
Proved undeveloped reserves, December 31, 2024	185,721	41,360	221,385	263,979
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
2024
Proved reserves increased by 246.8 MMBoe during the year ended December 31, 2024 due to the following:
Purchases of reserves in place. The Company added 315.3 MMBoe of proved reserves from the purchase of reserves in place as a result of the Arrangement.
Production. Production decreased proved reserves by 85.2 MMBoe.

Revisions of previous estimates. The Company had net negative revisions of 45.4 MMBoe attributable to the following:
Decreases:
•14.5 MMBoe associated with lower crude oil, NGL and natural gas prices and weaker differentials
•23.8 MMBoe primarily associated with re-ordering of the Company’s development timing plan following the Arrangement
•11.0 MMBoe primarily associated with reservoir and engineering analysis and well performance across the Company’s Williston Basin assets
Increases:
•3.9 MMBoe associated with the reduction in operating expenses and capital expenses primarily associated with deflation
Extensions, discoveries and other additions. The Company added 63.7 MMBoe of proved reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin. New wells drilled in this area, as well as proved undeveloped (“PUD”) locations added as a result of offset drilling, increased proved reserves.
Sales of reserves in place. Proved reserves decreased 1.6 MMBoe primarily as a result of the divestiture of certain non-core properties located in the DJ Basin of Colorado.
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
Purchases of reserves in place. The Company added 18.8 MMBoe of proved reserves from the purchase of reserves in place as a result of the Williston Basin Acquisition.
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
Changes in Proved Undeveloped Reserves
The following table summarizes the changes in the Company’s estimates of PUD reserves during 2024:

Year Ended December 31, 2024

(MBoe)
Proved undeveloped reserves, beginning of period	182,442
Purchases of minerals in place	121,671
Extensions, discoveries and other additions	58,287
Revisions of previous estimates	(25,393)
Conversion to proved developed reserves	(73,028)
Proved undeveloped reserves, end of period	263,979
Proved undeveloped reserves increased by 81.5 MMBoe during the year ended December 31, 2024 due to the following:
Purchases of minerals in place. The Company added 121.7 MMBoe of PUD reserves from the purchase of minerals in place as a result of the Arrangement.
Extensions, discoveries and other additions. The Company added 58.3 MMBoe of PUD reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin.
Revisions of previous estimates. The Company had net negative revisions of 25.4 MMBoe primarily attributable to the following decreases:
•23.8 MMBoe primarily associated with re-ordering of the Company’s development timing plan following the Arrangement
•0.9 MMBoe associated with lower crude oil, NGL and natural gas prices and weaker differentials
•0.7 MMBoe primarily associated with reservoir and engineering analysis and well performance across the Company’s Williston Basin assets
Conversions to proved developed reserves. The Company incurred $408.4 million in capital expenditures to convert 73.0 MMBoe of PUD reserves to proved developed reserves during 2024. The PUD conversions represented 40% of the Company’s PUD reserves balance at the beginning of 2024. The conversions to proved developed reserves included 28.9 MMBoe of PUD reserves attributable to the Arrangement that were converted to proved developed reserves subsequent to the Arrangement and therefore were not included in the PUD reserves balance at the beginning of 2024.
As of December 31, 2024, the Company expects to develop all of its PUD reserves, including all wells drilled but not yet completed within five years after the initial year booked. Substantially all PUD locations are located on properties where the leases are held by existing production or continuous drilling operations. Approximately 15% of the Company’s PUD reserves at December 31, 2024 are attributable to wells that have been drilled but not yet completed, and all of the Company’s PUD reserves are within its core acreage in the Williston Basin.
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

The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $75.48 per Bbl for crude oil and $2.13 per MMBtu for natural gas, $78.22 per Bbl for crude oil and $2.64 per MMBtu for natural gas and $93.67 per Bbl for crude oil and $6.36 per MMBtu for natural gas for the years ended December 31, 2024, 2023 and 2022, respectively. These prices were adjusted by lease for quality, energy content, transportation fees and marketing differentials. Future operating costs, production taxes and capital costs were based on current costs as of each year end.
The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2024, 2023 and 2022:

	At December 31,
	2024	2023	2022

	(In thousands)
Future cash inflows	$39,474,381	$31,882,940	$44,544,247
Future production costs	(18,255,819)	(13,815,882)	(15,879,712)
Future development costs	(3,928,154)	(3,055,823)	(2,553,605)
Future income tax expense	(3,096,730)	(2,573,017)	(5,283,201)
Future net cash flows	14,193,678	12,438,218	20,827,729
10% annual discount for estimated timing of cash flows	(5,839,500)	(5,447,578)	(9,333,254)
Standardized measure of discounted future net cash flows	$8,354,178	$6,990,640	$11,494,475
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented:

	2024	2023	2022

	(In thousands)
January 1	$6,990,640	$11,494,475	$2,696,938
Net changes in prices and production costs	(2,145,627)	(6,138,846)	3,148,745
Net changes in future development costs	136,608	(92,072)	35,427
Sales of crude oil and natural gas, net	(2,410,774)	(2,033,251)	(2,161,708)
Extensions	639,614	864,249	958,924
Purchases of reserves in place	3,736,382	373,913	7,441,750
Sales of reserves in place	(37,074)	(75,097)	—
Revisions of previous quantity estimates	(493,520)	(1,142,960)	1,434,357
Previously estimated development costs incurred	692,049	574,607	137,534
Accretion of discount	1,088,290	1,445,215	683,631
Net change in income taxes	(370,584)	1,419,851	(2,539,182)
Changes in timing and other	528,174	300,556	(341,941)
December 31	$8,354,178	$6,990,640	$11,494,475

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO and CFO, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2024 excludes an assessment of the internal control over financial reporting of Enerplus as it was acquired by the Company in a purchase business combination on May 31, 2024, and the Company is still in the process of aligning and integrating various processes, systems and internal controls related to the business and operations of Enerplus. The total assets of Enerplus represent approximately 46% of the related consolidated financial statement amounts as of December 31, 2024. The total revenues of Enerplus represent approximately 16% of the related consolidated financial statement amounts for the year ended December 31, 2024.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024. Please see their “Report of Independent Registered Public Accounting Firm” included in “Item 8. Financial Statements and Supplementary Data.”
Changes in internal control over financial reporting
On May 31, 2024, we completed the Arrangement. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Enerplus. Other than incorporating Enerplus’ controls, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 trading arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Amendment to Bylaws
Effective as of February 24, 2025, the Board of Directors of the Company adopted the Fifth Amended and Restated Bylaws (the “Bylaws”) of the Company. The amendment and restatement of the Bylaws includes, among other things, the following changes:
•Clarifying that no additional notice need be given for the adjournment of a meeting to address a technical failure to convene or continue a meeting using remote communication;
•Explicitly providing for special meetings of the Board of Directors on less than 24 hour notice;
•Clarifying the definition of “officer” for purposes of Article VII;
•Removing certain obsolete provisions relating to the listing date and the first annual meeting, removing reference to certain information called for in the advance notice provision regarding those acting in concert, and removing a provision regarding the list of stockholders of the Company; and
•Clarifying certain other definitions, renumbering, inapplicable references and section references and added certain references to uncertificated shares.
The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.5 to this Annual Report on Form 10-K and incorporated by reference herein.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1)Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
None.
(3)Exhibits:
The following documents are included as exhibits to this report:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 7, 2022 by and among Oasis Petroleum Inc., Ohm Merger Sub Inc., New Ohm LLC and Whiting Petroleum Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on March 8, 2022, and incorporated herein by reference).

2.2	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1(a)	Conformed version of Amended and Restated Certificate of Incorporation of Chord Energy Corporation, as amended by amendments on July 1, 2022 and May 31, 2024.

3.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

3.3	Certificate of First Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on July 7, 2022 and incorporated by reference herein).

3.4	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Chord Energy Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

3.5(a)	Fifth Amended and Restated Bylaws of Chord Energy Corporation

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

4.3	Indenture, dated as of June 9, 2021, among Chord Energy Corporation (f/k/a Oasis Petroleum Inc.), the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 15, 2021, and incorporated herein by reference).

4.4	First Supplemental Indenture to Indenture dated February 7, 2022, by and among Chord Energy Corporation (f/k/a Oasis Petroleum Inc.), the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

4.5	Second Supplemental Indenture to Indenture dated August 12, 2022, by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
4.6	Third Supplemental Indenture to Indenture dated June 28, 2024, by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q on August 8, 2024, and incorporated herein by reference).

10.1**	Form of Indemnification Agreement between Chord Energy Corporation (f/k/a Oasis Petroleum Inc.) and each of the directors and executive officers thereof (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.2**	Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

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

10.5**	Oasis Petroleum Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.6**	First Amendment to the Chord Energy Corporation Long Term Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 on September 13, 2024, and incorporated herein by reference).

10.7**
Employment Agreement, dated January 18, 2021, by and between Oasis Petroleum Inc. and Michael H. Lou (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K on January 21, 2021, and incorporated herein by reference).

10.8**
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

10.10**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.11**
Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Phantom Share Unit Agreement attached thereto) (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K/A on February 5, 2021, and incorporated herein by reference).

10.12
Commitment Letter, dated as of May 3, 2021, by and among the Company and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q on May 6, 2021, and incorporated herein by reference).

10.13
Purchase Agreement, dated as of May 25, 2021 among Oasis Petroleum Inc., the Guarantors and J.P. Morgan Securities LLC as representative of the several initial purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 26, 2021, and incorporated herein by reference).

10.14
Support Agreement, dated October 25, 2021, by and among Crestwood Equity Partners LP, Oasis Midstream Partners LP, Oasis Petroleum Inc., OMP GP LLC and OMS Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 28, 2021, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.15**	Whiting Petroleum Corporation 2020 Equity Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on July 14, 2022, and incorporated herein by reference).

10.16**	Executive Employment and Severance Agreement, dated February 2, 2021, by and between Whiting Petroleum Corporation and Lynn A. Peterson (filed as Exhibit 10.1 to Whiting’s Current Report on Form 8-K on February 4, 2021, and incorporated herein by reference).

10.17**	Letter Agreement, dated as of March 7, 2022, between Oasis Petroleum Inc. and Lynn A. Peterson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 8, 2022, and incorporated herein by reference).

10.18**	Executive Employment and Severance Agreement by and between Whiting Petroleum Corporation and Charles J. Rimer, effective as of February 2, 2021 (filed as Exhibit 10.3 to Whiting’s Current Report on Form 8-K on February 4, 2021, and incorporated herein by reference).

10.19**	First Addendum to Executive Employment and Severance Agreement by and between Whiting Petroleum Corporation and Charles J. Rimer, dated April 13, 2022 (filed as Exhibit 10.1 to Whiting’s Current Report on Form 8-K on April 15, 2022, and incorporated herein by reference).

10.20**	Second Addendum to Executive Employment and Severance Agreement by and between Whiting Petroleum Corporation and Charles J. Rimer, effective as of January 1, 2023 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.21**	Form of Executive Employment Agreement and Severance Agreement for former executive officers of Whiting Petroleum Corporation who served or are serving as executive officers of Chord Energy Corporation other than Lynn A. Peterson, James P. Henderson and Charles J. Rimer (filed as Exhibit 10.20 to Whiting’s Annual Report on Form 10-K on February 24, 2021, and incorporated herein by reference).

10.22**	Oasis Petroleum Inc. 2021 Executive Change in Control and Severance Benefit Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.23**	Chord Energy Corporation Restricted Stock Unit Award Agreement (Non Employee Director Form) (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.24**	Chord Energy Corporation Restricted Stock Unit Award Agreement (Time Vesting Form) (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.25**	Letter Agreement with Charles J. Rimer, dated December 22, 2023 (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

10.26**	Chord Energy Corporation Executive Severance Plan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

10.27**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Performance Share Unit Agreement attached thereto) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

10.28**	Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Performance Share Unit Agreement attached thereto) (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

10.29**	Letter Agreement, dated as of February 21, 2024, between Chord Energy Corporation and Ian C. Dundas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.30	Series A Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Whiting’s Current Report on Form 8-K12B on September 1, 2020, and incorporated herein by reference).

10.31	Series B Warrant Agreement, dated as of September 1, 2020, by and among Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Whiting’s Current Report on Form 8-K12B on September 1, 2020, and incorporated herein by reference).

10.32	Warrant Assignment and Assumption Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Whiting Petroleum Corporation, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 7, 2022, and incorporated herein by reference).

10.33	Amended and Restated Credit Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Oasis Petroleum LLC, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on July 7, 2022, and incorporated herein by reference).

10.34	First Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

10.35	Second Amendment to Amended and Restated Credit Agreement, dated October 31, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.7 to the Company’s Report on Form 10-Q on November 11, 2022, and incorporated herein by reference).

10.36	Third Amendment to Amended and Restated Credit Agreement, dated May 2, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

10.37	Fourth Amendment to Amended and Restated Credit Agreement, dated October 31, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q on November 2, 2023, and incorporated herein by reference).

10.38	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of May 31, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

10.39	Sixth Amendment to the Amended and Restated Credit Agreement, dated as of November 4, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q on November 7, 2024, and incorporated herein by reference).

19.1(a)	Insider Trading Policy.

21.1(a)	List of Subsidiaries of Chord Energy Corporation.

23.1(a)	Consent of PricewaterhouseCoopers LLP.

23.2(a)	Consent of Netherland, Sewell & Associates, Inc.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

Exhibit No.	Description of Exhibit
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

97.1	Chord Energy Corporation Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

99.1(a)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves, dated February 14, 2025.

101(a)
The following financial information from Chord’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

CHORD ENERGY CORPORATION

Date:	February 27, 2025	By:	/s/ Daniel E. Brown
Daniel E. Brown President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Daniel E. Brown	President & Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Daniel E. Brown

/s/ Richard N. Robuck	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Richard N. Robuck

/s/ Susan M. Cunningham	Board Chair	February 27, 2025
Susan M. Cunningham

/s/ Douglas E. Brooks	Director	February 27, 2025
Douglas E. Brooks

/s/ Ian Dundas	Director	February 27, 2025
Ian Dundas

/s/ Hilary Foulkes	Director	February 27, 2025
Hilary Foulkes

/s/ Samantha F. Holroyd	Director	February 27, 2025
Samantha F. Holroyd

/s/ Kevin S. McCarthy	Director	February 27, 2025
Kevin S. McCarthy

/s/ Ward Polzin	Director	February 27, 2025
Ward Polzin

/s/ Jeffrey Sheets	Director	February 27, 2025
Jeffrey Sheets

/s/ Anne Taylor	Director	February 27, 2025
Anne Taylor

/s/ Marguerite N. Woung-Chapman	Director	February 27, 2025
Marguerite N. Woung-Chapman