Form 10-Q
period 2025-03-31
Chord Energy Corp
filed 2025-05-08
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at May 1, 2025: 57,754,754 shares.

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
“Dry hole.” A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.
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

“Productive well.” A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production would exceed production expenses and taxes.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$35,754	$36,950
Accounts receivable, net	1,318,383	1,298,973
Inventory	103,798	94,299
Prepaid expenses	24,453	30,875
Derivative instruments	32,754	35,944
Other current assets	82,146	82,077
Total current assets	1,597,288	1,579,118
Property, plant and equipment
Oil and gas properties (successful efforts method)	13,142,962	12,770,786
Other property and equipment	58,932	58,158
Less: accumulated depreciation, depletion and amortization	(2,487,186)	(2,142,775)
Total property, plant and equipment, net	10,714,708	10,686,169
Derivative instruments	4,900	5,629
Investment in unconsolidated affiliate	134,942	142,201
Long-term inventory	26,365	25,973
Operating right-of-use assets	28,185	38,004
Goodwill	530,616	530,616
Other assets	21,604	24,297
Total assets	$13,058,608	$13,032,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,924	$68,751
Revenues and production taxes payable	788,609	752,742
Accrued liabilities	775,858	732,296
Accrued interest payable	4,128	4,693
Derivative instruments	16,279	1,230
Advances from joint interest partners	2,730	2,434
Current operating lease liabilities	32,003	37,629
Other current liabilities	93,668	84,203
Total current liabilities	1,803,199	1,683,978
Long-term debt	798,824	842,600
Deferred tax liabilities	1,526,207	1,496,442
Asset retirement obligations	292,405	282,369
Derivative instruments	3,300	1,016
Operating lease liabilities	10,558	15,190
Other liabilities	5,451	8,150
Total liabilities	4,439,944	4,329,745

	March 31, 2025	December 31, 2024

	(In thousands, except share data)
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,088,756 shares issued and 58,197,374 shares outstanding at March 31, 2025; and 240,000,000 shares authorized, 66,967,779 shares issued and 60,070,893 shares outstanding at December 31, 2024	674	673
Treasury stock, at cost: 8,891,382 shares at March 31, 2025 and 6,896,886 shares at December 31, 2024	(1,154,684)	(936,157)
Additional paid-in capital	7,328,611	7,336,091
Retained earnings	2,444,063	2,301,655
Total stockholders’ equity	8,618,664	8,702,262
Total liabilities and stockholders’ equity	$13,058,608	$13,032,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$1,103,425	$748,162
Purchased oil and gas sales	111,622	337,098
Total revenues	1,215,047	1,085,260
Operating expenses
Lease operating expenses	233,074	159,206
Gathering, processing and transportation expenses	73,314	53,984
Purchased oil and gas expenses	111,368	335,762
Production taxes	74,642	63,911
Depreciation, depletion and amortization	349,809	168,894
General and administrative expenses	38,377	25,712
Exploration and impairment	1,983	6,154
Total operating expenses	882,567	813,623
Gain on sale of assets, net	5,516	1,302
Operating income	337,996	272,939
Other income (expense)
Net loss on derivative instruments	(20,281)	(27,577)
Net gain (loss) from investment in unconsolidated affiliate	(4,900)	16,296
Interest expense, net of capitalized interest	(15,818)	(7,592)
Loss on debt extinguishment	(3,494)	—
Other income (expense)	(501)	2,826
Total other expense, net	(44,994)	(16,047)
Income before income taxes	293,002	256,892
Income tax expense	(73,165)	(57,539)
Net income	$219,837	$199,353
Earnings per share:
Basic (Note 15)	$3.67	$4.79
Diluted (Note 15)	$3.66	$4.65
Weighted average shares outstanding:
Basic (Note 15)	59,502	41,468
Diluted (Note 15)	59,665	42,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$8,702,262
Equity-based compensation and vestings	237	2	—	—	6,876	—	6,878
Tax withholdings on settlement of equity-based awards	(117)	(1)	—	—	(14,356)	—	(14,357)
Dividends	—	—	—	—	—	(77,429)	(77,429)
Share repurchases	(1,994)	—	1,994	(218,527)	—	—	(218,527)
Net income	—	—	—	—	—	219,837	219,837
Balance as of March 31, 2025	58,197	$674	8,891	$(1,154,684)	$7,328,611	$2,444,063	$8,618,664

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2023	41,250	$456	3,783	$(493,289)	$3,608,819	$1,960,638	$5,076,624
Equity-based compensation and vestings	599	4	—	—	4,771	—	4,775
Tax withholdings on settlement of equity-based awards	(280)	(3)	—	—	(46,048)	—	(46,051)
Dividends	—	—	—	—	—	(137,541)	(137,541)
Share repurchases	(193)	—	193	(29,999)	—	—	(29,999)
Warrants exercised	175	2	—	—	8,015	—	8,017
Net income	—	—	—	—	—	199,353	199,353
Balance as of March 31, 2024	41,551	$459	3,976	$(523,288)	$3,575,557	$2,022,450	$5,075,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income	$219,837	$199,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	349,809	168,894
Loss on debt extinguishment	3,494	—
Gain on sale of assets	(5,516)	(1,302)
Impairment	1	3,919
Deferred income taxes	29,765	26,966
Net loss on derivative instruments	20,281	27,577
Net (gain) loss from investment in unconsolidated affiliate	4,900	(16,296)
Equity-based compensation expenses	6,876	4,771
Deferred financing costs amortization and other	(9,763)	2,663
Working capital and other changes:
Change in accounts receivable, net	(25,369)	(62,081)
Change in inventory	(9,499)	(9,471)
Change in prepaid expenses	5,205	(291)
Change in accounts payable, interest payable and accrued liabilities	60,353	29,147
Change in other assets and liabilities, net	6,519	32,849
Net cash provided by operating activities	656,893	406,698
Cash flows from investing activities:
Capital expenditures	(308,913)	(222,149)
Acquisitions	(17,876)	(334)
Proceeds from divestitures	6,204	2,371
Derivative settlements	972	(12,062)
Contingent consideration received	25,000	25,000
Distributions from investment in unconsolidated affiliate	2,343	2,287
Net cash used in investing activities	(292,270)	(204,887)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,060,000	—
Principal payments on revolving credit facility	(1,445,000)	—
Repayment and discharge of senior notes	(401,432)	—
Issuance of senior notes	750,000	—
Deferred financing costs	(12,999)	—
Repurchases of common stock	(215,153)	(31,999)
Tax withholding on vesting of equity-based awards	(14,356)	(46,051)
Dividends paid	(86,464)	(152,389)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Payments on finance lease liabilities	(415)	(386)
Proceeds from warrants exercised	—	7,370
Net cash used in financing activities	(365,819)	(223,455)
Decrease in cash and cash equivalents	(1,196)	(21,644)
Cash and cash equivalents:
Beginning of period	36,950	317,998
End of period	$35,754	$296,354

Supplemental non-cash transactions:
Change in accrued capital expenditures	$46,208	$25,312
Change in asset retirement obligations	540	973
Dividends payable	7,623	17,587

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2024 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”).
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
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. Recent volatility in the energy markets during the second quarter of 2025 has led to a decrease in the price of crude oil as a result of an expected increase in production levels announced by OPEC+, enacted trade policies and tariffs implemented by the United States and retaliatory measures taken by other governments. Further declines in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced, the assessment of goodwill impairment, and the Company’s access to capital. The Company will continue to monitor these developments and evaluate the implications for the recoverability of its long-lived assets and goodwill in future interim periods.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2024 Annual Report.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This standard expands the disclosure requirements for income taxes, specifically relating to the effective tax rate reconciliation and additional disclosures on income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company has adopted this ASU effective for its annual disclosures beginning after January 1, 2025, and plans to apply the amendments retrospectively to all prior periods presented in the annual disclosures of its consolidated financial statements.
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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Crude oil revenues	$956,138	$678,851
Purchased crude oil sales	103,872	326,647
NGL and natural gas revenues	147,287	69,311
Purchased NGL and natural gas sales	7,750	10,451
Total revenues	$1,215,047	$1,085,260

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these revenues during a reporting period and record any differences between the estimated revenues and actual revenues in the following reporting period. Differences between estimated revenues and actual revenues have historically not been significant. For the three months ended March 31, 2025 and 2024, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

3. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	March 31, 2025	December 31, 2024

	(In thousands)
Inventory
Equipment and materials	$50,397	$47,121
Crude oil inventory	53,401	47,178
Total inventory	103,798	94,299
Long-term inventory
Linefill in third-party pipelines	26,365	25,973
Total long-term inventory	26,365	25,973
Total	$130,163	$120,272
4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	March 31, 2025	December 31, 2024

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,035,469	$1,029,343
Joint interest accounts	294,997	283,696
Total accounts receivable	1,330,466	1,313,039
Less: allowance for credit losses	(12,083)	(14,066)
Total accounts receivable, net	$1,318,383	$1,298,973

Revenues and production taxes payable
Royalties payable and revenue suspense	$740,750	$706,674
Production taxes payable	47,859	46,068
Total revenue and production taxes payable	$788,609	$752,742

Accrued liabilities
Accrued oil and gas marketing	$268,759	$203,899
Accrued capital costs	299,035	252,827
Accrued lease operating expenses	126,626	148,837
Accrued general and administrative expenses	27,276	61,319
Current portion of asset retirement obligations	13,005	26,065
Accrued dividends	6,818	16,062
Other accrued liabilities	34,339	23,287
Total accrued liabilities	$775,858	$732,296
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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at March 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$14,194	$—	$14,194
Contingent consideration (see Note 6)	—	23,460	—	23,460
Investment in unconsolidated affiliate (see Note 9)	134,942	—	—	134,942
Total assets	$134,942	$37,654	$—	$172,596
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$19,579	$—	$19,579
Total liabilities	$—	$19,579	$—	$19,579

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$18,793	$—	$18,793
Contingent consideration (see Note 6)	—	22,780	—	22,780
Investment in unconsolidated affiliate (see Note 9)	142,201	—	—	142,201
Total assets	$142,201	$41,573	$—	$183,774
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$2,246	$—	$2,246
Total liabilities	$—	$2,246	$—	$2,246
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil and natural gas prices. The Company’s swaps and collars are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company recorded a credit risk adjustment to reduce the fair value of its net derivative liability for these contracts by $1.0 million at March 31, 2025 and to reduce its net derivative asset for these contracts by $1.0 million at December 31, 2024. See Note 6—Derivative Instruments for additional information.
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
Investment in unconsolidated affiliate. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at March 31, 2025 and December 31, 2024, respectively. See Note 9—Investment in Unconsolidated Affiliate for additional information.

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
No impairment expense was recorded on proved oil and gas properties during the three months ended March 31, 2025. The Company will continue to evaluate the recoverability of the carrying value of its oil and gas properties as a result of a future material or extended decline in the price of crude oil, NGLs or natural gas or a material increase in the costs of labor, materials or services.
Business Combinations. The Company records the fair value of the oil and gas properties acquired using an income approach based on the net discounted future cash flows from the oil and gas properties and related assets acquired. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward strip price curves (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed in this acquisition at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the acquisition date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. This valuation technique was used in the following business combination:
•Enerplus Arrangement. On May 31, 2024, the Company completed the Arrangement with Enerplus. The assets acquired and liabilities assumed were recorded at fair value as of May 31, 2024. In addition, the Company recorded goodwill as a result of the Enerplus Arrangement. Goodwill is subject to an annual impairment evaluation as described in Note 2—Summary of Significant Accounting Policies—Goodwill in the 2024 Annual Report.
A sustained decline in the price of the Company’s common stock, coupled with depressed crude oil prices as a result of the significant changes in market volatility could result in a non-cash goodwill impairment charge in future periods that could be material to the Company’s results of operations and financial statements as a whole.
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

At March 31, 2025, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2025	Two-way collar	4,399,000	Bbls			$64.17	$77.47
Crude oil	2025	Three-way collar	1,741,000	Bbls		$52.63	$67.63	$81.90
Crude oil	2025	Fixed price swaps	2,839,000	Bbls	$70.46
Crude oil	2026	Three-way collar	4,000,000	Bbls		$51.13	$66.13	$77.85
Crude oil	2026	Two-way collar	1,001,000	Bbls			$63.65	$71.71
Crude oil	2026	Fixed price swaps	180,000	Bbls	$68.67
Crude oil	2027	Three-way collar	180,000	Bbls		$50.00	$65.00	$74.15
Natural gas	2025	Two-way collar	4,140,000	MMBtu			$4.00	$4.87
Natural gas	2025	Fixed price swaps	21,937,600	MMBtu	$3.98
Natural gas	2026	Two-way collar	9,502,500	MMBtu			$3.71	$4.51
Natural gas	2026	Fixed price swaps	16,432,500	MMBtu	$3.84
Transportation derivative contract. The Company had a contract that provided for the transportation of crude oil through a buy/sell structure from North Dakota to Cushing, Oklahoma. The contract had required the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreement. The Company determined that this contract qualified as a derivative and did not elect the “normal purchase normal sale” exclusion. As of June 30, 2024, the term of this contract expired. The Company recorded the changes in fair value of this contract within GPT expenses on the Company’s Condensed Consolidated Statements of Operations. Settlements on this contract are reflected as operating activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent cash payments to the counterparty for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable.
Contingent consideration. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The estimated fair value of the Contingent Consideration was classified as a current derivative asset of $23.5 million and $22.8 million on the Condensed Consolidated Balance Sheet at March 31, 2025 and December 31, 2024, respectively. See Note 5—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended March 31,
Derivative Instrument	Statements of Operations Location	2025	2024

		(In thousands)
Commodity derivatives	Net loss on derivative instruments	$(20,961)	$(30,951)
Commodity derivatives (buy/sell transportation contract)	Gathering, processing and transportation expenses(1)	—	(3,229)
Contingent consideration	Net loss on derivative instruments(2)	680	3,374
__________________
(1)The change in the fair value of the transportation derivative contract was recorded in GPT expenses as a loss for the three months ended March 31, 2024.
(2)The change in the fair value of the Contingent Consideration was recorded in net loss on derivative instruments as a gain for the three months ended March 31, 2025 and 2024.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$37,676	$(28,382)	$9,294
Contingent consideration	Derivative instruments — current assets	23,460	—	23,460
Commodity derivatives	Derivative instruments — non-current assets	26,426	(21,526)	4,900
Total derivatives assets		$87,562	$(49,908)	$37,654

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$44,661	$(28,382)	$16,279
Commodity derivatives	Derivative instruments — non-current liabilities	24,826	(21,526)	3,300
Total derivatives liabilities		$69,487	$(49,908)	$19,579

		December 31, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$33,579	$(20,415)	$13,164
Contingent consideration	Derivative instruments — current assets	22,780	—	22,780
Commodity derivatives	Derivative instruments — non-current assets	31,676	(26,047)	5,629
Total derivatives assets		$88,035	$(46,462)	$41,573

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$21,645	$(20,415)	$1,230
Commodity derivatives	Derivative instruments — non-current liabilities	27,063	(26,047)	1,016
Total derivatives liabilities		$48,708	$(46,462)	$2,246
7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment for the periods presented:

	March 31, 2025	December 31, 2024

	(In thousands)
Proved oil and gas properties	$12,302,474	$11,923,792
Less: Accumulated depletion	(2,458,910)	(2,115,428)
Proved oil and gas properties, net	9,843,564	9,808,364
Unproved oil and gas properties	840,488	846,994
Other property and equipment	58,932	58,158
Less: Accumulated depreciation	(28,276)	(27,347)
Other property and equipment, net	30,656	30,811
Total property, plant and equipment, net	$10,714,708	$10,686,169

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
Preliminary purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Arrangement at their estimated fair value on May 31, 2024 of $4.1 billion. Goodwill was recognized as a result of the Arrangement, none of which is deductible for income tax purposes, and is primarily attributable to additional operational and financial synergies expected to be realized from the combined operations. Determining the fair value of the assets and liabilities of Enerplus required judgement and certain assumptions to be made. See Note 5—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its preliminary allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting goodwill as of the acquisition date of May 31, 2024. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after May 31, 2024, which may result in a different allocation than that presented in the tables below. Since the acquisition date, the Company has recorded an adjustment to the purchase price allocation, and a corresponding decrease to goodwill, totaling $9.2 million. Certain estimated values for the acquisition, including oil and gas properties, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

Purchase Price Consideration
(In thousands)
Common stock issued to Enerplus shareholders(1)	$3,732,137
Cash paid to Enerplus shareholders(1)	375,813
Cash paid to settle Enerplus equity-based compensation awards(2)	102,393
Cash paid to settle Enerplus credit facility(3)	395,000
Cash paid for retention bonus to Enerplus employees(4)	5,920
Total consideration transferred	$4,611,263
__________________
(1)The Company issued 20,680,097 shares of common stock (the “Share Consideration”) and paid $375.8 million of cash (the “Cash Consideration”) to Enerplus shareholders. Enerplus shareholders received, for each Enerplus common share issued and outstanding, 0.10125 shares of common stock as Share Consideration and $1.84 per share of cash as Cash Consideration. The fair value of the common stock issued was based on the opening price of the Company’s common stock on May 31, 2024 of $180.47. See Note 17—Stockholders’ Equity in the 2024 Annual Report for additional information.
(2)Each Enerplus outstanding equity-based compensation award became fully vested upon completion of the Arrangement on May 31, 2024. See Note 17—Stockholders’ Equity in the 2024 Annual Report for additional information.
(3)On May 31, 2024, the Company fully satisfied all obligations under the Enerplus credit facility, and the Enerplus credit facility was concurrently terminated. See Note 13—Long-Term Debt in the 2024 Annual Report for additional information.
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

Unaudited pro forma financial information. Summarized below are the condensed consolidated results of operations for the period presented, on an unaudited pro forma basis, as if the Arrangement had occurred on January 1, 2023. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Arrangement, including transaction costs incurred by the Company. In connection with the Arrangement, the Company incurred merger-related costs of $8.1 million for the three months ended March 31, 2024, which were recorded to general and administrative expenses on the Condensed Consolidated Statements of Operations. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Arrangement occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Arrangement or any estimated costs that have not yet been incurred by the Company to integrate the Enerplus assets.

Three Months Ended March 31,
2024

(In thousands)
Revenues	$1,418,079
Net income	259,017

9. Investment in Unconsolidated Affiliate
As of March 31, 2025 and December 31, 2024, the fair value of the Company’s investment in Energy Transfer was $134.9 million and $142.2 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet.
During the three months ended March 31, 2025, the Company recorded a net loss of $4.9 million on its investment in Energy Transfer, comprised of an unrealized loss for the change in fair value of the investment of $7.3 million, partially offset by a realized gain for cash distributions received of $2.4 million. During the three months ended March 31, 2024, the Company recorded a net gain of $16.3 million on its investment in Energy Transfer, comprised of an unrealized gain for the change in the fair value of its investment of $14.0 million and a realized gain for cash distributions received of $2.3 million.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2025	December 31, 2024

	(In thousands)
Senior secured revolving line of credit	$60,000	$445,000
2033 Senior Notes	750,000	—
2026 Senior Notes(1)	—	400,000
Less: unamortized deferred financing costs	(11,176)	(2,400)
Total long-term debt, net	$798,824	$842,600
__________________
(1)As of March 31, 2025, the Company’s obligations have been satisfied and discharged, and the 2026 Senior Notes will be redeemed on or about June 1, 2025.
Senior secured revolving line of credit. As of March 31, 2025, the Company had a senior secured revolving credit facility (the “Credit Facility”) among Oasis Petroleum North America LLC, the Company, Chord Energy LLC, Enerplus, the other guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and issuing bank. The Credit Facility matures on July 1, 2027. In February 2025, the Company completed its semi-annual borrowing base redetermination, setting the borrowing base at $2.75 billion, and increasing the aggregate amount of elected commitments from $1.5 billion to $2.0 billion. The next scheduled redetermination is expected to occur in or around October 2025.
At March 31, 2025, the Company had $60.0 million borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1.9 billion. At December 31, 2024, the Company had $445.0 million borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1.0 billion.
During the three months ended March 31, 2025, the weighted average interest rate incurred on borrowings on the Credit Facility was 6.4%. During the three months ended March 31, 2024, the Company incurred no borrowings under the Credit Facility, resulting in a weighted average interest rate of 0.0%. The Company was in compliance with the financial covenants under the Credit Facility at March 31, 2025. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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

2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which will be redeemed on or about June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.2 million, which are amortized to interest expense on the Company’s Consolidated Statement of Operations over the term of the 2033 Senior Notes.
Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2033 Senior Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Chord Guarantors”). These guarantees are full and unconditional and joint and several among the Chord Guarantors, subject to certain customary release provisions. The indenture governing the 2033 Senior Notes contains customary events of default as well as cross-default provisions with other indebtedness of Chord and its restricted subsidiaries.
As of March 31, 2025, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $746.1 million.
2026 Senior Notes. At December 31, 2024, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “2026 Senior Notes”). Interest on the 2026 Senior Notes was payable semi-annually on June 1 and December 1 of each year. Concurrent with the issuance of the 2033 Senior Notes on March 13, 2025, the Company paid an aggregate of $409.1 million, including $7.7 million of accrued interest, to purchase $366.3 million of outstanding 2026 Senior Notes tendered in a concurrent tender offer and to satisfy and discharge the remaining $33.7 million of outstanding 2026 Senior Notes, which will be redeemed on or about June 1, 2025. The purchase and satisfaction and discharge of the 2026 Senior Notes resulted in a loss on debt extinguishment of $3.5 million, primarily including the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes totaling $1.1 million.
As of December 31, 2024, the fair value of the 2026 Senior Notes, which were traded among qualified institutional investors and represented a Level 1 fair value measurement, was $399.9 million.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2025 (in thousands):

Balance at December 31, 2024	$308,434
Liabilities incurred during period	540
Liabilities settled during period	(8,521)
Accretion expense during period	4,956
Balance at March 31, 2025	$305,409
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At March 31, 2025, the current portion of the total ARO balance was $13.0 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
12. Income Taxes
The Company’s effective tax rate was 25.0% for the three months ended March 31, 2025 as compared to an effective tax rate of 22.4% for the three months ended March 31, 2024.
The effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings. The effective tax rate for the three months ended March 31, 2024 was higher than the statutory federal rate of 21% primarily as a result of state income taxes.
13. Equity-Based Compensation
The Company has granted RSUs, PSUs and LSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company recognized $6.9 million and $4.8 million in equity-based compensation expenses related to equity-classified awards, respectively. Equity-based compensation expenses related to liability-classified awards were not material for the three months ended March 31, 2025 and 2024.

Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, all Enerplus equity-based compensation awards became fully vested and paid in cash. The fair value of the equity-classified awards that vested on May 31, 2024 was $102.4 million.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the three months ended March 31, 2025, the Company granted 173,800 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $122.11 per share.
Performance share units. During the three months ended March 31, 2025, the Company granted PSUs that include (i) total stockholder return (“TSR”) PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the applicable performance period on December 31, 2027, subject to the level of achievement with respect to certain performance goals.
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
Any earned PSUs will be settled in shares of the Company’s common stock for up to 100% of the target number of PSUs subject to each applicable award, with any remaining earned PSUs that exceed the target number of PSUs subject to the award being settled in cash based on the fair market value of a share of the Company’s common stock on the applicable payment date. The PSUs are bifurcated and classified as equity-based and liability-based awards based on the probability of achieving various target performance thresholds.
During the three months ended March 31, 2025, the Company granted (i) 24,730 Absolute TSR PSUs to employees of the Company with a weighted average grant date fair value of $170.38 per share and (ii) 74,219 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $136.18 per share.
Fair value assumptions. The aggregate grant date fair value of the PSUs was determined by a third-party valuation specialist using a Monte Carlo simulation model which uses a probabilistic approach for estimating the fair value of the awards. The key valuation inputs were: (i) the forecast period, (ii) risk-free interest rate, (iii) the yield curve associated with the Company’s credit rating, (iv) implied equity volatility, (v) stock price on the date of grant and, solely for Relative TSR PSUs, (vi) correlation coefficient. The risk-free interest rates are the U.S. Treasury bond rates on the date of grant that correspond to the performance period. Implied equity volatility is derived by solving for an asset volatility and equity volatility based on the leverage of the Company and each of its peers. For the Relative TSR PSUs, the correlation coefficient measures the strength of the linear relationship between and amongst the Company and its peers based on historical stock price data.
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs granted during the three months ended March 31, 2025:

Absolute and Relative TSR PSUs
Three Months Ended March 31, 2025
Forecast period (years)	3
Risk-free interest rate	4.3%
Implied equity volatility	33%
Stock price on date of grant	$122.11
Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares granted to certain employees that cliff vest over a three-year and four-year period and are subject to a service condition. No LSUs were granted during the three months ended March 31, 2025.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the three months ended March 31, 2025, the Company granted 11,521 phantom unit awards to employees with a weighted average grant date fair value of $122.11 per share.

14. Stockholders’ Equity
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
Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the three months ended March 31, 2025 and 2024:

	Rate per Share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q1 2025	$1.30	$—	$1.30	$77,429
Q1 2024	1.25	2.00	3.25	137,541
Total dividends declared in the table above includes $0.8 million and $2.5 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three months ended March 31, 2025 and 2024, respectively.
On May 6, 2025, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on June 9, 2025 to shareholders of record as of May 21, 2025.
Share Repurchase Program
In October 2024, the Board of Directors authorized a new share repurchase program of $750.0 million of the Company’s common stock, which replaced the Company’s previous $750.0 million share repurchase program. The Company has repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits the Company to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require the Company to make purchases within a particular time frame.
During the three months ended March 31, 2025, the Company repurchased 1,994,496 shares of common stock at a weighted average price of $108.54 per common share for a total cost of $216.5 million, excluding accrued excise tax of $2.0 million. As of March 31, 2025, there was $376.1 million of capacity remaining under the Company’s $750.0 million share repurchase program. Subsequent to March 31, 2025, the Company repurchased 494,344 shares of common stock at a weighted average price of $91.01 per common share for a total cost of $45.0 million.
During the three months ended March 31, 2024, the Company repurchased 193,269 shares of common stock at a weighted average price of $155.20 per common share for a total cost of $30.0 million, under its previous repurchase program, which was replaced by its current $750.0 million share repurchase program.
Warrants
As of March 31, 2025, the Company had 888,742 warrants outstanding with an exercise price of $133.70 per share that expire on September 1, 2025.
During the three months ended March 31, 2025, there were no warrants exercised, and during the three months ended March 31, 2024, there were 420,157 warrants exercised.

15. Earnings Per Share
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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,

	2025	2024

	(In thousands, except per share data)
Net income	$219,837	$199,353
Distributed and undistributed earnings allocated to participating securities	(1,229)	(787)
Net income attributable to common stockholders (basic)	218,608	198,566
Reallocation of distributed and undistributed earnings allocated to participating securities	2	7
Net income attributable to common stockholders (diluted)	$218,610	$198,573

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	59,502	41,468
Dilutive effect of share-based awards	163	500
Dilutive effect of warrants	—	779
Diluted weighted average common shares outstanding	59,665	42,747

Basic earnings per share	$3.67	$4.79
Diluted earnings per share	$3.66	$4.65

Anti-dilutive weighted average common shares:
Potential common shares	892	2,238

For the three months ended March 31, 2025 and 2024, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
16. Commitments and Contingencies
As of March 31, 2025, the Company’s material off-balance sheet arrangements and transactions include $30.8 million in outstanding letters of credit issued under the Credit Facility and $86.3 million in net surety bond exposure issued as financial assurance on certain agreements.
As of March 31, 2025, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 21 — Commitments and Contingencies in the 2024 Annual Report.
17. Leases
No material changes have occurred to the Company’s lease portfolio for the periods presented. Refer to the 2024 Annual Report for more information on the Company’s leases.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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
•changes in trade policies and regulations, including increases or change in duties, current and potentially new tariffs or quotas; and other similar measures, as well as the potential impact of retaliatory tariffs and other actions;
•war between Russia and Ukraine, military conflicts in the Red Sea Region and war between Hamas and Israel, with the potential for escalation of hostilities across the surrounding countries in the Middle East, and their effect on commodity prices;
•changes in general economic and geopolitical conditions, including as a result of change of administration in the federal government of the United States;
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
•incurring significant transaction and other costs in connection with the Arrangement (as defined in the “Results of Operations” section of Item 2 below) in excess of those anticipated;
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
•plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2024 Annual Report and in our other filings with the SEC.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, changing trade policies, the proximity to and capacity of transportation facilities and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGLs and natural gas. The potential for continued volatility in our markets, economic uncertainty and unfavorable oil and gas market dynamics, including the recent OPEC+ announcement to increase oil production levels, U.S. tariffs and potential retaliatory tariffs, may have an adverse impact on our future business operations, financial condition and liquidity. Recent volatility in the energy markets during the second quarter of 2025 has led to a decrease in the price of crude oil. Further decline in the price of crude oil, or a sustained depression of the price of crude oil for an extended period of time, could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced, the assessment of goodwill impairment, and our access to capital.
While we are unable to predict future commodity prices, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur at current price levels as it is more likely than not that the fair value of our oil and gas properties will continue to exceed its carrying value. We will continue to evaluate the recoverability of the carrying value of our oil and gas properties as a result of a future material or extended decline in the current price of crude oil, NGLs or natural gas or a material increase in the costs of labor, materials or services.
A sustained decline in the price of our common stock, coupled with depressed crude oil prices as a result of the significant changes in market volatility could result in a non-cash goodwill impairment charge in future periods that could be material to our results of operations and financial statements as a whole.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of March 31, 2025, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.

Results of Operations
Comparability of Financial Statements
On May 31, 2024, we acquired Enerplus Corporation (“Enerplus”) in a stock-and-cash transaction (“the “Arrangement”). Enerplus was an independent North American oil and gas E&P company domiciled in Canada with substantially all of its producing assets in the Williston Basin of North Dakota, with limited non-operated interests in the Marcellus Shale. The results of operations presented below relate to the three months ended March 31, 2025, December 31, 2024 and March 31, 2024. The results reported for the three months ended March 31, 2025 and December 31, 2024 reflect the consolidated results of Chord, including combined operations with Enerplus, while the results reported for the three months ended March 31, 2024 reflect the consolidated results of Chord, excluding the impact from the business combination with Enerplus, unless otherwise noted.
Operational and Financial Highlights
•Production volumes averaged 270,855 Boepd (57% oil), including crude oil volumes of 153,720 Bopd in the first quarter of 2025.
•E&P and other capital expenditures (excluding capitalized interest) were $355.4 million in the first quarter of 2025.
•Lease operating expenses (“LOE”) were $9.56 per Boe in the first quarter of 2025.
•Net cash provided by operating activities was $656.9 million and net income was $219.8 million in the first quarter of 2025.
•Issued $750.0 million 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”) in March 2025.
Shareholder Return Highlights
•Paid $1.30 per share base cash dividend on March 26, 2025.
•Repurchased $216.5 million of common stock in the first quarter of 2025 with $376.1 million remaining under our $750 million share repurchase program.
•Declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on June 9, 2025 to shareholders of record as of May 21, 2025.
Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Our revenues for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 due to the Arrangement, which expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended March 31, 2025	Three Months Ended December 31, 2024	Three Months Ended March 31, 2024
Revenues (in thousands)
Crude oil revenues	$956,138	$970,449	$678,851
NGL revenues	61,345	47,996	47,256
Natural gas revenues	85,942	45,852	22,055
Purchased oil and gas sales	111,622	390,377	337,098
Total revenues	$1,215,047	$1,454,674	$1,085,260
Production data
Crude oil (MBbls)	13,835	14,107	9,012
NGLs (MBbls)	4,325	4,765	3,133
Natural gas (MMcf)(1)	37,303	37,765	19,090
Oil equivalents (MBoe)	24,377	25,166	15,327
Average daily production (Boepd)	270,855	273,546	168,424
Average daily crude oil production (Bopd)	153,720	153,335	99,036
Average sales prices
Crude oil (per Bbl)
Average sales price	$69.11	$68.79	$75.32
Effect of derivative settlements(2)	(0.03)	0.37	(0.15)
Average realized price after the effect of derivative settlements(2)	$69.08	$69.16	$75.17
NGLs (per Bbl)
Average sales price	$14.18	$10.07	$15.09
Effect of derivative settlements(2)	—	—	—
Average realized price after the effect of derivative settlements(2)	$14.18	$10.07	$15.09
Natural gas (per Mcf)
Average sales price(1)	$2.30	$1.21	$1.16
Effect of derivative settlements(2)	0.01	—	—
Average realized price after the effect of derivative settlements(1)(2)	$2.31	$1.21	$1.16
____________________
(1)For the three months ended March 31, 2025 and December 31, 2024, natural gas production volume from the Marcellus Shale was 11,563 MMcf and 10,454 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $4.71 per Mcf and $2.29 per Mcf for the three months ended March 31, 2025 and December 31, 2024, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended March 31, 2025 as compared to three months ended December 31, 2024
Crude oil revenues. Our crude oil revenues decreased $14.3 million to $956.1 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily due to a decrease in crude oil production volumes sold quarter over quarter resulting in a $18.8 million decrease, partially offset by an increase of $4.5 million due to higher crude oil realized prices quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $0.32 per barrel quarter over quarter to an average of $69.11 per barrel for the three months ended March 31, 2025 primarily due to an increase in NYMEX WTI.

NGL revenues. Our NGL revenues increased $13.3 million to $61.3 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to higher realized NGL prices quarter over quarter resulting in a $19.5 million increase, partially offset by a decrease of $6.2 million due to lower NGL production volumes sold quarter over quarter. Average NGL sales prices, without derivative settlements, increased by $4.11 per barrel quarter over quarter to an average of $14.18 per barrel for the three months ended March 31, 2025 primarily due to increases in the corresponding NGL product index prices.
Natural gas revenues. Our natural gas revenues increased $40.1 million to $85.9 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to higher natural gas realized prices quarter over quarter. Average natural gas sales prices, without derivative settlements, increased by $1.09 per Mcf quarter over quarter to $2.30 per Mcf for the three months ended March 31, 2025 primarily due to the seasonality of colder weather resulting in higher index prices quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales decreased $278.8 million to $111.6 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. This decrease was primarily due to a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter.
Three months ended March 31, 2025 as compared to three months ended March 31, 2024
Crude oil revenues. Our crude oil revenues increased $277.3 million to $956.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our crude oil revenues increased $318.5 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, crude oil revenues decreased $55.2 million due to lower crude oil realized prices, partially offset by an increase of $14.1 million due to higher crude oil production volumes sold. Average crude oil sales prices, without derivative settlements, decreased by $6.13 per barrel period over period to an average of $69.11 per barrel for the three months ended March 31, 2025 due to decreases in NYMEX WTI and widening in-basin differentials period over period.
NGL revenues. Our NGL revenues increased $14.1 million to $61.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our NGL revenues increased $5.7 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, NGL revenues increased $6.6 million due to higher realized NGL prices period over period, coupled with an increase of $1.4 million due to higher NGL production volumes sold. Average NGL sales prices, without derivative settlements, increased by $2.12 per barrel period over period to an average of $17.21 per barrel for the three months ended March 31, 2025 primarily due to increases in the corresponding NGL product index prices and improved differentials period over period.
Natural gas revenues. Our natural gas revenues increased $63.9 million to $85.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our natural gas revenues increased $51.0 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, natural gas revenues increased $13.2 million primarily due to higher average natural gas sales prices. Average natural gas sales prices, without derivative settlements, increased by $0.69 per Mcf period over period to $1.85 per Mcf for the three months ended March 31, 2025 primarily due to increases in index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales decreased $225.5 million to $111.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was primarily due to a decrease in the volume of crude oil purchased and subsequently sold period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended March 31, 2025	Three Months Ended December 31, 2024	Three Months Ended March 31, 2024

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$233,074	$241,500	$159,206
Gathering, processing and transportation expenses	73,314	73,092	53,984
Purchased oil and gas expenses	111,368	390,618	335,762
Production taxes	74,642	88,987	63,911
Depreciation, depletion and amortization	349,809	350,740	168,894
General and administrative expenses	38,377	45,682	25,712
Exploration and impairment	1,983	2,113	6,154
Total operating expenses	882,567	1,192,732	813,623
Gain on sale of assets, net	5,516	3,274	1,302
Operating income	337,996	265,216	272,939
Other income (expense)
Net loss on derivative instruments	(20,281)	(17,190)	(27,577)
Net gain (loss) from investment in unconsolidated affiliate	(4,900)	28,037	16,296
Interest expense, net of capitalized interest	(15,818)	(17,577)	(7,592)
Loss on debt extinguishment	(3,494)	—	—
Other income (expense)	(501)	795	2,826
Total other expense, net	(44,994)	(5,935)	(16,047)
Income before income taxes	293,002	259,281	256,892
Income tax expense	(73,165)	(48,685)	(57,539)
Net income	$219,837	$210,596	$199,353
Costs and expenses (per Boe of production)
Lease operating expenses	$9.56	$9.60	$10.39
Gathering, processing and transportation expenses	3.01	2.90	3.52
Production taxes	3.06	3.54	4.17
Three months ended March 31, 2025 as compared to three months ended December 31, 2024
Lease operating expenses. LOE decreased $8.4 million to $233.1 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily due to lower variable and fixed costs quarter over quarter of $12.3 million primarily resulting from continued execution and operational improvements, offset by higher workover costs of $3.9 million quarter over quarter. LOE per Boe decreased $0.04 per Boe quarter over quarter to $9.56 per Boe for the three months ended March 31, 2025.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $279.3 million to $111.4 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 primarily due to a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter.
Production taxes. Production taxes decreased $14.3 million to $74.6 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily due to a non-recurring refund related to certain North Dakota wells receiving an extraction tax exemption, which reduces the overall production tax rate, coupled with the impact of slightly lower crude oil sales quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas sales of 6.8% for the three months ended March 31, 2025 decreased from 8.4% for the three months ended December 31, 2024 primarily as a result of the extraction tax exemption for certain wells within the current quarter coupled with natural gas comprising a larger percentage of total sales relative to the prior quarter.

Depreciation, depletion and amortization. DD&A expense decreased $0.9 million to $349.8 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily driven by lower production volumes of $14.0 million quarter over quarter, offset by $14.3 million related to a higher depletion rate quarter over quarter. The depletion rate increased $0.46 per Boe quarter over quarter to $14.09 per Boe for the three months ended March 31, 2025 primarily due to downward revisions to our proved reserves at December 31, 2024 largely driven by lower crude oil prices.
General and administrative expenses. G&A expenses decreased $7.3 million to $38.4 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily attributable to various cost savings related to other G&A expenses of $5.6 million, coupled with a decrease in merger-related costs of $3.8 million. Merger-related costs for the three months ended March 31, 2025 and December 31, 2024 were $5.1 million and $9.0 million, respectively, and were primarily comprised of severance, legal and advisory expenses related to the Arrangement in both periods.
Gain on sale of assets, net. During the three months ended March 31, 2025 and December 31, 2024, we recorded a net gain on sale of assets of $5.5 million and $3.3 million, respectively, primarily related to the divestiture of certain oil and gas properties within each quarter.
Derivative instruments. We recorded a $20.3 million net loss on derivative instruments for the three months ended March 31, 2025, which was comprised of a net loss of $21.0 million associated with our commodity derivative contracts, offset by an unrealized gain of $0.7 million associated with a contract that includes contingent consideration. The net loss of $21.0 million on commodity derivative contracts included an unrealized loss of $20.7 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices and a realized loss of $0.3 million on settled commodity derivative contracts. During the three months ended December 31, 2024, we recorded a $17.2 million net loss on derivative instruments, which was comprised of a net loss of $19.7 million associated with our commodity derivative contracts, partially offset by a gain of $2.5 million associated with a contract that includes contingent consideration. The net loss of $19.7 million on commodity derivative contracts included an unrealized loss of $24.8 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices, partially offset by a realized gain of $5.1 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $4.9 million net loss related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended March 31, 2025, which included an unrealized loss of $7.3 million as a result of a decrease in the fair value of the investment during the quarter, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter. During the three months ended December 31, 2024, we recorded a $28.0 million gain related to our investment in Energy Transfer due to an unrealized gain of $25.7 million as a result of an increase in the fair value of the investment during the quarter, coupled with a gain of $2.3 million for a cash distribution from Energy Transfer during the quarter.
Interest expense, net of capitalized interest. Interest expense decreased $1.8 million to $15.8 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily due to lower borrowings on the Credit Facility (defined below) during the quarter, and the purchase and satisfaction and discharge of the $400.0 million 6.375% senior unsecured notes outstanding due June 1, 2026 (the “2026 Senior Notes”), partially offset by the issuance of the 2033 Senior Notes in March 2025. For the three months ended March 31, 2025, the weighted average borrowings outstanding under the Credit Facility were $383.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.4%. For the three months ended December 31, 2024, the weighted average borrowings outstanding under the Credit Facility were $573.6 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.9%. Interest capitalized during the three months ended March 31, 2025 and December 31, 2024 was $1.1 million and $1.2 million, respectively.
Loss on debt extinguishment. On March 13, 2025, we paid an aggregate of $409.1 million to purchase and satisfy and discharge the 2026 Senior Notes, resulting in a loss on debt extinguishment of $3.5 million for the three months ended March 31, 2025. The loss primarily included the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes of $1.1 million.
Income tax expense. Our effective tax rate was recorded at 25.0% and 18.8% of pre-tax income for the three months ended March 31, 2025 and December 31, 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings. The effective tax rate for the three months ended December 31, 2024 was lower than the statutory federal rate of 21% primarily as a result of reducing the blended state tax rate at which our deferred tax assets and liabilities were recorded, coupled with recognizing a benefit for transaction costs recorded during the three months ended December 31, 2024.

Three months ended March 31, 2025 as compared to three months ended March 31, 2024
Lease operating expenses. LOE increased $73.9 million to $233.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by our expanded operations after the Arrangement contributing $62.8 million of additional LOE period over period, increased fixed costs of $8.8 million and increased workover costs of $6.4 million. LOE per Boe decreased $0.83 per Boe period over period to $9.56 per Boe for the three months ended March 31, 2025 primarily due to operational synergies achieved through the Arrangement.
Gathering, processing and transportation expenses. GPT expenses increased $19.3 million to $73.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to our expanded operations after the Arrangement contributing $29.5 million of additional GPT expenses. This increase was partially offset by lower transportation rates of $5.6 million, primarily due to several contracts expiring during the year ended December 31, 2024, and lower fair value losses of $3.2 million attributable to the completion of a derivative transportation contract in June 2024. This net increase resulted in an increase in GPT expenses of $0.51 per Boe period over period to $3.01 per Boe for the three months ended March 31, 2025.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $224.4 million to $111.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to a decrease in the volume of crude oil purchased and subsequently sold period over period.
Production taxes. Production taxes increased $10.7 million to $74.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to an overall increase in crude oil sales period over period and included a $29.9 million increase in production taxes attributable to our expanded operations after the Arrangement. This increase was partially offset by lower crude oil prices period over period and a reduction in the production tax rate during the three months ended March 31, 2025 primarily due to a non-recurring refund related to certain North Dakota wells receiving an extraction tax exemption. The production tax rate as a percentage of crude oil, NGL and natural gas sales decreased from 8.5% for the three months ended March 31, 2024 to 6.8% for the three months ended March 31, 2025 primarily due to a non-recurring refund related to the extraction tax exemption for certain wells within the current quarter coupled with natural gas comprising a larger percentage of total sales relative to the prior period.
Depreciation, depletion and amortization. DD&A expense increased $180.9 million to $349.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to $106.5 million of additional depletion expense due to a higher depletion rate period over period, coupled with $74.1 million of additional DD&A expense related to an overall increase in production volumes, mainly due to our expanded operations after the Arrangement. The depletion rate increased $3.47 per Boe period over period to $14.09 per Boe for the three months ended March 31, 2025 primarily due to the purchase consideration allocated to the fair value of the oil and gas properties acquired in the Arrangement.
General and administrative expenses. G&A expenses increased $12.7 million to $38.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to an increase in costs associated with a larger organization after the Arrangement of $15.7 million, partially offset by decreased merger-related costs of $3.0 million. Merger-related costs for the three months ended March 31, 2025 and 2024 were $5.1 million and $8.1 million, respectively, and were primarily comprised of severance, legal and advisory expenses related to the Arrangement in both periods.
Exploration and impairment. Exploration and impairment expenses decreased $4.2 million to $2.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to a lower of cost or net realizable value write down of oil-in-tank inventory recorded during the three months ended March 31, 2024.
Gain on sale of assets, net. During the three months ended March 31, 2025 and 2024, we recorded a net gain on sale of assets of $5.5 million and $1.3 million, respectively, primarily related to the divestiture of certain oil and gas properties within each period.
Derivative instruments. During the three months ended March 31, 2025, we recorded a $20.3 million net loss on derivative instruments, which was comprised of a net loss of $21.0 million associated with our commodity derivative contracts and an unrealized gain of $0.7 million associated with a contract that includes contingent consideration. The net loss of $21.0 million on commodity derivative contracts included an unrealized loss of $20.7 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices and a realized loss of $0.3 million on settled commodity derivative contracts. During the three months ended March 31, 2024, we recorded a $27.6 million net loss on derivative instruments, which was comprised of a net loss of $31.0 million associated with our commodity derivative contracts, partially offset by an unrealized gain of $3.4 million associated with a contract that includes contingent consideration. The net loss of $31.0 million on commodity derivative contracts included an unrealized loss of $29.6 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices and a realized loss of $1.4 million on settled commodity derivative contracts.

Investment in unconsolidated affiliate. We recorded a $4.9 million net loss related to our investment in Energy Transfer for the three months ended March 31, 2025, which included an unrealized loss of $7.3 million as a result of a decrease in the fair value of the investment during the period, offset by a gain of $2.4 million for cash distributions from Energy Transfer during the period. During the three months ended March 31, 2024, we recorded a gain of $16.3 million related to our investment in Energy Transfer, which primarily included an unrealized gain of $14.0 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $2.3 million for cash distributions from Energy Transfer during the period.
Interest expense, net of capitalized interest. Interest expense increased $8.2 million to $15.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase is primarily due to higher borrowings outstanding on the Credit Facility (defined below) period over period and the issuance of the 2033 Senior Notes in March 2025, partially offset by the purchase and satisfaction and discharge of the 2026 Senior Notes in March 2025. For the three months ended March 31, 2025, the weighted average borrowings outstanding under the Credit Facility were $383.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.4%. During the three months ended March 31, 2024, we incurred no borrowings under the Credit Facility, resulting in a weighted average interest rate of 0.0%. Interest capitalized during the three months ended March 31, 2025 and March 31, 2024 was $1.1 million and $0.7 million, respectively.
Loss on debt extinguishment. On March 13, 2025, we paid an aggregate of $409.1 million to purchase and satisfy and discharge the 2026 Senior Notes, resulting in a loss on debt extinguishment of $3.5 million for the three months ended March 31, 2025. The loss primarily included the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes of $1.1 million.
Income tax expense. Our effective tax rate was recorded at 25.0% and 22.4% of pre-tax income for the three months ended March 31, 2025 and March 31, 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings. The effective tax rate for the three months ended March 31, 2024 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes.
Liquidity and Capital Resources
As of March 31, 2025, we had $1,944.9 million of liquidity available, including $35.8 million in cash and cash equivalents and $1,909.2 million of aggregate unused borrowing capacity available under the Credit Facility (defined below). Our primary sources of liquidity were from cash on hand, cash flows from operations, available borrowing capacity under the Credit Facility and proceeds from the issuance of the 2033 Senior Notes. Our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, debt repayments, share repurchases and working capital requirements.
Our cash flows depend on many factors, including the price of crude oil, NGLs and natural gas and the success of our development and exploration activities as well as future acquisitions. Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, obligations associated with outstanding commodity derivative contracts that settle in a loss position, obligations to pay dividends on vested equity awards that include dividend equivalent rights and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through dividend payouts, supplemented by opportunistic share repurchases. On a quarterly basis, we pay a commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
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

Also in connection with the Arrangement, we incurred certain costs for advisory, legal and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025, we incurred merger-related costs of $5.1 million, primarily related to severance costs and legal and advisory services.
Commodity derivative contracts. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the impact of changes in crude oil, NGL and natural gas prices on our production, which mitigates our exposure to crude oil, NGL and natural gas price declines; however, these transactions may also limit our cash flow in periods of rising crude oil, NGL and natural gas prices.
As of March 31, 2025, our commodity derivative contracts cover 8,979 MBbls of our crude oil production and 26,077,600 MMBtu of our natural gas production for 2025, 5,181 MBbls of our crude oil production and 25,935,000 MMBtu of our natural gas production for 2026 and 180 MBbls of our crude oil production for 2027. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
Commitments. We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $526.6 million as of March 31, 2025. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments. See “Item 8. Financial Statements and Supplementary Data—Note 21—Commitments and Contingencies” in our 2024 Annual Report for additional information on our volume delivery commitments.
Long-term debt
Revolving credit facility. As of March 31, 2025, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.75 billion and elected commitments of $2.0 billion that is due July 1, 2027. As of March 31, 2025, we had $60.0 million borrowings outstanding and $30.8 million of outstanding letters of credit, resulting in an unused borrowing capacity of $1.9 billion. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. We were in compliance with the financial covenants under the Credit Facility as of March 31, 2025. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
2033 Senior Notes. On March 13, 2025, we issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used to repurchase the 2026 Senior Notes (defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which will be redeemed on or about June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, we recorded deferred financing costs of $11.2 million.
2026 Senior Notes. As of December 31, 2024, we had $400.0 million of 6.375% 2026 Senior Notes outstanding that mature on June 1, 2026 (the “2026 Senior Notes”). Interest on the 2026 Senior Notes was payable semi-annually on June 1 and December 1 of each year. Concurrent with the issuance of the 2033 Senior Notes on March 13, 2025, we paid an aggregate of $409.1 million, including $7.7 million of accrued interest, to purchase $366.3 million of outstanding 2026 Senior Notes tendered in a concurrent tender offer and to satisfy and discharge the remaining $33.7 million of outstanding 2026 Senior Notes, which will be redeemed on or about June 1, 2025. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.

Cash Flows
Our cash flows for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$656,893	$406,698
Net cash used in investing activities	(292,270)	(204,887)
Net cash used in financing activities	(365,819)	(223,455)
Decrease in cash and cash equivalents	$(1,196)	$(21,644)
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $656.9 million for the three months ended March 31, 2025. The increase in net cash provided by operating activities of $250.2 million as compared to the three months ended March 31, 2024 was primarily due to our expanded operations due to the Arrangement, including an increase in oil revenues, offset by increases in LOE, GPT expenses, G&A expenses and production taxes, as well as changes in our working capital. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) increased net cash flows from operating activities by $37.2 million during the three months ended March 31, 2025 and decreased net cash flows from operating activities by $9.8 million during the three months ended December 31, 2024. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1.9 billion at March 31, 2025, and excludes current hedge assets, which were $32.8 million at March 31, 2025. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $16.3 million at March 31, 2025.
Cash flows used in investing activities
For the three months ended March 31, 2025, net cash used in investing activities of $292.3 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $308.9 million and $17.9 million paid primarily for acreage in the Williston Basin, partially offset by the receipt of the 2024 contingent consideration earn-out payment of $25.0 million. Net cash used in investing activities for the three months ended March 31, 2024 of $204.9 million was primarily attributable to capital expenditures of $222.1 million and the settlement of derivative contracts of $12.1 million, partially offset by the receipt of the 2023 contingent consideration earn-out payment of $25.0 million.
Cash flows used in financing activities
For the three months ended March 31, 2025, net cash used in financing activities of $365.8 million was primarily attributable to repayments of 2026 Senior Notes totaling $401.4 million, payments to repurchase our common stock of $215.2 million, dividends paid to shareholders of $86.5 million, payments for income tax withholdings on vested equity-based compensation awards of $14.4 million, payment of debt issuance costs of $13.0 million primarily in connection with the issuance of the 2033 Senior Notes and repayments under the Credit Facility of $1.4 billion, partially offset by borrowings $1.1 billion, resulting in net repayments under the Credit Facility of $385.0 million. These uses of cash were partially offset by proceeds from the issuance of the 2033 Senior Notes of $750.0 million. Net cash used in financing activities for the three months ended March 31, 2024 of $223.5 million was primarily attributable to dividends paid to shareholders of $152.4 million, income tax withholdings on vested equity-based compensation awards of $46.1 million and payments to repurchase our common stock of $32.0 million, partially offset by proceeds from the exercise of outstanding warrants of $7.4 million.

Capital Expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table for the period presented:

Three Months Ended
March 31, 2025

(In thousands)
E&P	$354,781
Other capital expenditures	658
Total E&P and other capital expenditures	355,439
Capitalized interest	1,079
Acquisitions	17,876
Total capital expenditures(1)	$374,394

(1)Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accruals, while the amounts presented in the statements of cash flows are presented on a cash basis.
Dividends
On May 6, 2025, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on June 9, 2025 to shareholders of record as of May 21, 2025. See “Item 1. Financial Statements (Unaudited)—Note 14—Stockholders’ Equity” for additional information.
See “Part I. Item 1.—Business—Business Strategy” in our 2024 Annual Report for additional information regarding our strategy on future dividend payments. Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
During the three months ended March 31, 2025, we repurchased 1,994,496 shares of common stock at a weighted average price of $108.54 per common share for a total cost of $216.5 million under our $750.0 million share repurchase program authorized by our Board of Directors in October 2024. As of March 31, 2025, there was $376.1 million of capacity remaining under our $750.0 million share repurchase program.
During the three months ended March 31, 2024, we repurchased 193,269 shares of common stock under our previous share repurchase program, which was replaced by our current $750.0 million share repurchase program in October 2024.
Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 5—Fair Value Measurements” for additional information on our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2024 Annual Report.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, including commodity price risk, interest rate risk, counterparty and customer risk and inflation risk. We address these risks through a program of risk management, including the use of derivative instruments.
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, NGL and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk derivative instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2024 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
The fair value of our unrealized crude oil derivative positions at March 31, 2025 was a net asset position of $21.6 million. A 10% increase in crude oil prices would reduce the fair value of this unrealized derivative asset position by approximately $63.5 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $62.3 million. The fair value of our unrealized natural gas derivative positions at March 31, 2025 was a net liability position of $27.8 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $21.5 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $21.6 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the 2021 divestiture of certain oil and gas properties, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. As of March 31, 2025, the fair value of this contingent consideration was $23.5 million. In each of January 2024 and 2025, we received $25.0 million related to the 2023 and 2024 earn-out payments, respectively. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information.
Interest rate risk. At March 31, 2025, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum. At March 31, 2025, we had $60.0 million borrowings and $30.8 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan or an ABR Loan (each as defined in the Credit Facility). As of March 31, 2025, if interest rates were to increase by 100 basis points on the Credit Facility, the impact on the Company’s annual interest expense would not be material. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three months ended March 31, 2025, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.

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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in internal control over financial reporting
On May 31, 2024, we completed the Arrangement. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Enerplus. Other than incorporating Enerplus’ controls, there were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
See “Part I, Item 1. — Financial Statements (Unaudited)—Note 16—Commitments and Contingencies,” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 1A. — Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings could have a material impact on our business, financial position, results of operations or cash flows. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2024 Annual Report. There have been no material changes in our risk factors from those described in our 2024 Annual Report.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2025:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
January 1 – January 31, 2025	364,624	$122.29	282,869	$558,398,038
February 1 – February 28, 2025	309,524	111.74	275,416	527,647,077
March 1 – March 31, 2025	1,436,771	105.49	1,436,211	376,144,837
Total	2,110,919	$109.31	1,994,496
___________________
(1)During the first quarter of 2025, we withheld 116,423 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the first quarter of 2025, we repurchased 1,994,496 shares of our common stock at a weighted average price of $108.54 per common share for a total cost of $216.5 million, excluding accrued excise tax of $2.0 million, under our publicly announced share repurchase program.
(3)In October 2024, the Board of Directors authorized a new share repurchase program covering up to $750 million of common stock.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1	Fifth Amended and Restated Bylaws of Chord Energy Corporation (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K on February 27, 2025, and incorporated herein by reference).

4.1	Indenture dated March 13, 2025 by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K on March 14, 2025 and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	May 8, 2025	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Lara J. Kroll
Lara J. Kroll
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)