Form 10-Q
period 2025-06-30
Chord Energy Corp
filed 2025-08-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at August 1, 2025: 57,258,101 shares.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$40,487	$36,950
Accounts receivable, net	1,279,056	1,298,973
Inventory	102,031	94,299
Prepaid expenses	17,874	30,875
Derivative instruments	82,069	35,944
Other current assets	2,168	82,077
Total current assets	1,523,685	1,579,118
Property, plant and equipment
Oil and gas properties (successful efforts method)	13,602,081	12,770,786
Other property and equipment	59,938	58,158
Less: accumulated depreciation, depletion and amortization	(2,851,535)	(2,142,775)
Total property, plant and equipment, net	10,810,484	10,686,169
Derivative instruments	7,962	5,629
Investment in unconsolidated affiliate	131,603	142,201
Long-term inventory	26,403	25,973
Operating right-of-use assets	23,846	38,004
Goodwill	—	530,616
Other assets	22,613	24,297
Total assets	$12,546,596	$13,032,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,043	$68,751
Revenues and production taxes payable	681,508	752,742
Accrued liabilities	760,652	732,296
Accrued interest payable	18,586	4,693
Derivative instruments	342	1,230
Advances from joint interest partners	2,715	2,434
Current operating lease liabilities	29,351	37,629
Other current liabilities	9,438	84,203
Total current liabilities	1,576,635	1,683,978
Long-term debt	918,901	842,600
Deferred tax liabilities	1,545,492	1,496,442
Asset retirement obligations	392,742	282,369
Derivative instruments	2,500	1,016
Operating lease liabilities	8,234	15,190
Other liabilities	5,868	8,150
Total liabilities	4,450,372	4,329,745

	June 30, 2025	December 31, 2024

	(In thousands, except share data)
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,146,139 shares issued and 57,649,136 shares outstanding at June 30, 2025; and 240,000,000 shares authorized, 66,967,779 shares issued and 60,070,893 shares outstanding at December 31, 2024	675	673
Treasury stock, at cost: 9,497,003 shares at June 30, 2025 and 6,896,886 shares at December 31, 2024	(1,210,171)	(936,157)
Additional paid-in capital	7,327,295	7,336,091
Retained earnings	1,978,425	2,301,655
Total stockholders’ equity	8,096,224	8,702,262
Total liabilities and stockholders’ equity	$12,546,596	$13,032,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$950,266	$902,667	$2,053,690	$1,650,829
Purchased oil and gas sales	230,294	358,013	341,916	695,111
Total revenues	1,180,560	1,260,680	2,395,606	2,345,940
Operating expenses
Lease operating expenses	256,966	176,647	490,040	335,853
Gathering, processing and transportation expenses	74,100	63,130	147,415	117,114
Purchased oil and gas expenses	231,745	356,356	343,113	692,118
Production taxes	68,965	79,522	143,607	143,433
Depreciation, depletion and amortization	376,997	227,928	726,806	396,822
General and administrative expenses	32,540	82,077	70,917	107,789
Impairment and exploration	541,940	1,485	543,923	7,639
Total operating expenses	1,583,253	987,145	2,465,821	1,800,768
Gain (loss) on sale of assets, net	(522)	15,486	4,993	16,788
Operating income (loss)	(403,215)	289,021	(65,222)	561,960
Other income (expense)
Net gain (loss) on derivative instruments	82,231	4,608	61,950	(22,969)
Net gain (loss) from investment in unconsolidated affiliate	(962)	5,862	(5,862)	22,158
Interest expense, net of capitalized interest	(18,788)	(12,208)	(34,606)	(19,800)
Loss on debt extinguishment	—	—	(3,494)	—
Other income	5,045	4,081	4,546	6,907
Total other income (expense), net	67,526	2,343	22,534	(13,704)
Income (loss) before income taxes	(335,689)	291,364	(42,688)	548,256
Income tax expense	(54,216)	(78,003)	(127,380)	(135,541)
Net income (loss)	$(389,905)	$213,361	$(170,068)	$412,715
Earnings (loss) per share (Note 15):
Basic	$(6.71)	$4.36	$(2.89)	$9.12
Diluted	$(6.77)	$4.25	$(2.93)	$8.87
Weighted average shares outstanding:
Basic	57,786	48,665	58,420	45,048
Diluted	57,786	49,916	58,501	46,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$8,702,262
Equity-based compensation and vestings	237	2	—	—	6,876	—	6,878
Tax withholdings on settlement of equity-based awards	(117)	(1)	—	—	(14,356)	—	(14,357)
Dividends	—	—	—	—	—	(77,429)	(77,429)
Share repurchases	(1,994)	—	1,994	(218,527)	—	—	(218,527)
Net income	—	—	—	—	—	219,837	219,837
Balance as of March 31, 2025	58,197	674	8,891	(1,154,684)	7,328,611	2,444,063	8,618,664
Equity-based compensation and vestings	141	1	—	—	6,121	—	6,122
Tax withholdings on settlement of equity-based awards	(83)	—	—	—	(7,437)	—	(7,437)
Dividends	—	—	—	—	—	(75,733)	(75,733)
Share repurchases	(606)	—	606	(55,487)	—	—	(55,487)
Net loss	—	—	—	—	—	(389,905)	(389,905)
Balance as of June 30, 2025	57,649	$675	9,497	$(1,210,171)	$7,327,295	$1,978,425	$8,096,224

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2023	41,250	$456	3,783	$(493,289)	$3,608,819	$1,960,638	$5,076,624
Equity-based compensation and vestings	599	4	—	—	4,771	—	4,775
Tax withholdings on settlement of equity-based awards	(280)	(3)	—	—	(46,048)	—	(46,051)
Dividends	—	—	—	—	—	(137,541)	(137,541)
Share repurchases	(193)	—	193	(29,999)	—	—	(29,999)
Warrants exercised	175	2	—	—	8,015	—	8,017
Net income	—	—	—	—	—	199,353	199,353
Balance as of March 31, 2024	41,551	459	3,976	(523,288)	3,575,557	2,022,450	5,075,178
Shares issued in Arrangement	20,680	207	—	—	3,731,930	—	3,732,137
Equity-based compensation and vestings	139	1	—	—	5,359	—	5,360
Tax withholdings on settlement of equity-based awards	(61)	—	—	—	(11,306)	—	(11,306)
Dividends	—	—	—	—	—	(124,708)	(124,708)
Share repurchases	(365)	—	365	(61,747)	—	—	(61,747)
Warrants exercised	287	1	—	—	12,874	—	12,875
Net income	—	—	—	—	—	213,361	213,361
Balance as of June 30, 2024	62,231	$668	4,341	$(585,035)	$7,314,414	$2,111,103	$8,841,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(170,068)	$412,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	726,806	396,822
Loss on debt extinguishment	3,494	—
Gain on sale of assets	(4,993)	(16,788)
Impairment	539,318	3,919
Deferred income taxes	49,050	70,699
Net (gain) loss on derivative instruments	(61,950)	22,969
Net (gain) loss from investment in unconsolidated affiliate	5,862	(22,158)
Equity-based compensation expenses	12,997	10,130
Deferred financing costs amortization and other	(11,297)	7,343
Working capital and other changes:
Change in accounts receivable, net	4,479	(69,496)
Change in inventory	(5,738)	(5,557)
Change in prepaid expenses	5,463	17,262
Change in accounts payable, interest payable and accrued liabilities	(20,031)	3,065
Change in other assets and liabilities, net	3,311	36,649
Net cash provided by operating activities	1,076,703	867,574
Cash flows from investing activities:
Capital expenditures	(704,388)	(538,733)
Acquisitions	(26,191)	(645,971)
Proceeds from divestitures	6,921	20,876
Derivative settlements	14,090	(16,339)
Contingent consideration received	25,000	25,000
Distributions from investment in unconsolidated affiliate	6,786	4,591
Net cash used in investing activities	(677,782)	(1,150,576)
Cash flows from financing activities:
Proceeds from revolving credit facility	2,435,000	825,000
Principal payments on revolving credit facility	(2,700,000)	(250,000)
Repayment and discharge of senior notes	(401,432)	—
Issuance of senior notes	750,000	—
Deferred financing costs	(13,443)	—
Repurchases of common stock	(274,014)	(93,745)
Tax withholding on vesting of equity-based awards	(21,793)	(57,357)
Dividends paid	(168,846)	(281,681)
Payments on finance lease liabilities	(856)	(834)
Proceeds from warrants exercised	—	21,010
Net cash provided by (used in) financing activities	(395,384)	162,393
Increase (decrease) in cash and cash equivalents	3,537	(120,609)
Cash and cash equivalents:
Beginning of period	36,950	317,998
End of period	$40,487	$197,389

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Supplemental non-cash transactions:
Change in accrued capital expenditures	$(3,950)	$24,389
Change in asset retirement obligations	100,632	3,476
Non-cash consideration exchanged in Merger	—	3,732,137
Dividends payable	973	19,502

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
The Arrangement has been accounted for under the acquisition method of accounting in accordance with the FASB ASC 805, Business Combinations (“ASC 805”). Chord was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Enerplus have been recorded at their respective fair values as of the acquisition date on May 31, 2024. As provided under ASC 805, the purchase price allocation was subject to change for up to one year after May 31, 2024. As of June 30, 2025, the purchase price allocation was finalized. See Note 8—Acquisitions for additional information.
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. Recent volatility in the energy markets during the second quarter of 2025 has led to a decrease in the price of crude oil as a result of increased production levels by OPEC+, ongoing trade and tariff negotiations between the United States and other governments and retaliatory measures taken by such other governments. Further declines in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced and the Company’s access to capital. The Company will continue to monitor these developments and evaluate the implications for the recoverability of its oil and gas properties in future interim periods.
As a result of a decrease in the price of the Company’s common stock during the three months ended June 30, 2025, which was impacted by declines in crude oil and natural gas prices over that same period, the Company performed a goodwill impairment test as of June 30, 2025. The impairment test indicated that the fair value of the Company’s reporting unit was less than its carrying value, and that there was no remaining implied fair value attributable to goodwill. Based on these results, the Company recognized a non-cash impairment charge of $539.3 million within impairment and exploration expenses on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2025 to reduce the carrying value of goodwill to zero as of June 30, 2025.

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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Crude oil revenues	$878,928	$848,104	$1,835,064	$1,526,955
Purchased crude oil sales	224,835	346,721	328,706	673,368
NGL and natural gas revenues	71,338	54,563	218,626	123,874
Purchased NGL and natural gas sales	5,459	11,292	13,210	21,743
Total revenues	$1,180,560	$1,260,680	$2,395,606	$2,345,940

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these revenues during a reporting period and record any differences between the estimated revenues and actual revenues in the following reporting period. Differences between estimated revenues and actual revenues have historically not been significant. For the three and six months ended June 30, 2025 and 2024, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

3. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	June 30, 2025	December 31, 2024

	(In thousands)
Inventory
Equipment and materials	$50,597	$47,121
Crude oil inventory	51,434	47,178
Total inventory	102,031	94,299
Long-term inventory
Linefill in third-party pipelines	26,403	25,973
Total long-term inventory	26,403	25,973
Total	$128,434	$120,272
4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	June 30, 2025	December 31, 2024

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,010,342	$1,029,343
Joint interest accounts	282,586	283,696
Total accounts receivable	1,292,928	1,313,039
Less: allowance for credit losses	(13,872)	(14,066)
Total accounts receivable, net	$1,279,056	$1,298,973

Revenues and production taxes payable
Royalties payable and revenue suspense	$632,109	$706,674
Production taxes payable	49,399	46,068
Total revenue and production taxes payable	$681,508	$752,742

Accrued liabilities
Accrued oil and gas marketing	$296,563	$203,899
Accrued capital costs	248,877	252,827
Accrued lease operating expenses	134,202	148,837
Accrued general and administrative expenses	34,787	61,319
Current portion of asset retirement obligations	19,848	26,065
Accrued dividends	—	16,062
Other accrued liabilities	26,375	23,287
Total accrued liabilities	$760,652	$732,296

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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at June 30, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$66,331	$—	$66,331
Contingent consideration (see Note 6)	—	23,700	—	23,700
Investment in unconsolidated affiliate (see Note 9)	131,603	—	—	131,603
Total assets	$131,603	$90,031	$—	$221,634
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$2,842	$—	$2,842
Total liabilities	$—	$2,842	$—	$2,842

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$18,793	$—	$18,793
Contingent consideration (see Note 6)	—	22,780	—	22,780
Investment in unconsolidated affiliate (see Note 9)	142,201	—	—	142,201
Total assets	$142,201	$41,573	$—	$183,774
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$2,246	$—	$2,246
Total liabilities	$—	$2,246	$—	$2,246
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil and natural gas prices. The Company’s swaps and collars are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company records an adjustment to the fair value of its net derivative assets and liabilities for the counterparty nonperformance risk related to these contracts, and these adjustments were not material for the periods presented. See Note 6—Derivative Instruments for additional information.

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
Investment in unconsolidated affiliate. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at June 30, 2025 and December 31, 2024, respectively. See Note 9—Investment in Unconsolidated Affiliate for additional information.
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
No impairment expense was recorded on proved oil and gas properties during the three or six months ended June 30, 2025. The Company will continue to evaluate the recoverability of the carrying value of its oil and gas properties as a result of a future material or extended decline in the price of crude oil, NGLs or natural gas or a material increase in the costs of labor, materials or services.
Business Combinations. The Company records the fair value of the oil and gas properties acquired using an income approach based on the net discounted future cash flows from the oil and gas properties and related assets acquired. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward pricing assumptions (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed in this acquisition at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the acquisition date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. This valuation technique was used in the following business combination:
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
See Note 8—Acquisitions for additional information.

Goodwill Impairment. The Company tests goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicate that the fair value of its reporting unit may have been reduced below its carrying value. The decline in the Company’s market capitalization during the second quarter, which was impacted by a decline in crude oil and natural gas prices, indicated that it was more likely than not that the fair value of the Company’s reporting unit was less than its carrying value, which warranted a goodwill impairment test as of June 30, 2025. The fair value of the Company’s reporting unit was determined using an income approach analysis based on the Company’s net discounted future cash flows. The discounted cash flows are based on management’s expectations for the future and unobservable inputs and assumptions, which include estimates of future oil and gas production from the Company’s reserve report, commodity prices based on sales contract terms or forward pricing assumptions as of the date of the estimate (adjusted for basis differentials), operating and development costs, and a discount rate based on the Company’s weighted-average cost of capital (all of which are designated as Level 3 inputs within the fair value hierarchy). The impairment test performed by the Company indicated that the fair value of its reporting unit was less than its carrying value, and that there was no remaining implied fair value attributable to goodwill. Based on these results, the Company recognized a non-cash impairment charge of $539.3 million within impairment and exploration expenses on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2025, to reduce the carrying value of goodwill to zero as of June 30, 2025.
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
At June 30, 2025, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2025	Two-way collar	3,036,000	Bbls			$64.55	$76.76
Crude oil	2025	Three-way collar	1,104,000	Bbls		$52.50	$67.50	$81.37
Crude oil	2025	Fixed price swaps	1,840,000	Bbls	$70.03
Crude oil	2026	Three-way collar	4,138,000	Bbls		$51.09	$65.93	$77.61
Crude oil	2026	Two-way collar	1,001,000	Bbls			$63.65	$71.71
Crude oil	2026	Fixed price swaps	1,275,000	Bbls	$66.56
Crude oil	2027	Three-way collar	677,500	Bbls		$50.00	$61.33	$72.92
Natural gas	2025	Two-way collar	4,140,000	MMBtu			$4.00	$4.87
Natural gas	2025	Fixed price swaps	20,700,000	MMBtu	$3.99
Natural gas	2026	Two-way collar	12,247,500	MMBtu			$3.78	$4.53
Natural gas	2026	Fixed price swaps	16,432,500	MMBtu	$3.84
Natural gas	2027	Fixed price swaps	3,620,000	MMBtu	$4.02

Subsequent to June 30, 2025, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Floor	Ceiling

Crude oil	2025	Fixed price swaps	368,000	Bbls	$67.26
Crude oil	2026	Two-way collars	69,000	Bbls		$60.00	$64.25
Crude oil	2026	Fixed-price swaps	273,000	Bbls	$65.75
Crude oil	2027	Two-way collars	546,000	Bbls		$60.00	$66.12
Transportation derivative contract. The Company had a contract that provided for the transportation of crude oil through a buy/sell structure from North Dakota to Cushing, Oklahoma. The contract required the purchase and sale of fixed volumes of crude oil through July 2024 as specified in the agreement. The Company determined that this contract qualified as a derivative and did not elect the “normal purchase normal sale” exclusion. As of June 30, 2024, the term of this contract expired. The Company recorded the changes in fair value of this contract within GPT expenses on the Company’s Condensed Consolidated Statements of Operations. Settlements on this contract are reflected as operating activities on the Company’s Condensed Consolidated Statements of Cash Flows and represent cash payments to the counterparty for transportation of crude oil or the net settlement of contract liabilities if the transportation was not utilized, as applicable.
Contingent consideration. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The estimated fair value of the Contingent Consideration was classified as a current derivative asset of $23.7 million and $22.8 million on the Condensed Consolidated Balance Sheet at June 30, 2025 and December 31, 2024, respectively. See Note 5—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statements of Operations Location	2025	2024	2025	2024

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$81,991	$3,954	$61,030	$(26,997)
Commodity derivatives (buy/sell transportation contract)	Gathering, processing and transportation expenses(1)	—	(2,647)	—	(5,877)
Contingent consideration	Net gain (loss) on derivative instruments(2)	240	654	920	4,028
__________________
(1)The change in the fair value of the transportation derivative contract was recorded in GPT expenses as a loss for the three and six months ended June 30, 2024.
(2)The change in the fair value of the Contingent Consideration was recorded in net (gain) loss on derivative instruments as a gain for the three and six months ended June 30, 2025 and 2024.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$85,317	$(26,948)	$58,369
Contingent consideration	Derivative instruments — current assets	23,700	—	23,700
Commodity derivatives	Derivative instruments — non-current assets	24,293	(16,331)	7,962
Total derivatives assets		$133,310	$(43,279)	$90,031

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$27,290	$(26,948)	$342
Commodity derivatives	Derivative instruments — non-current liabilities	18,831	(16,331)	2,500
Total derivatives liabilities		$46,121	$(43,279)	$2,842

		December 31, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$33,579	$(20,415)	$13,164
Contingent consideration	Derivative instruments — current assets	22,780	—	22,780
Commodity derivatives	Derivative instruments — non-current assets	31,676	(26,047)	5,629
Total derivatives assets		$88,035	$(46,462)	$41,573

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$21,645	$(20,415)	$1,230
Commodity derivatives	Derivative instruments — non-current liabilities	27,063	(26,047)	1,016
Total derivatives liabilities		$48,708	$(46,462)	$2,246
7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment for the periods presented:

	June 30, 2025	December 31, 2024

	(In thousands)
Proved oil and gas properties	$12,788,093	$11,923,792
Less: Accumulated depletion	(2,822,286)	(2,115,428)
Proved oil and gas properties, net	9,965,807	9,808,364
Unproved oil and gas properties	813,988	846,994
Other property and equipment	59,938	58,158
Less: Accumulated depreciation	(29,249)	(27,347)
Other property and equipment, net	30,689	30,811
Total property, plant and equipment, net	$10,810,484	$10,686,169

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
The tables below present the total consideration transferred and its allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting goodwill as of the acquisition date of May 31, 2024. Since the acquisition date, the Company recorded adjustments to the purchase price allocation to recognize an increase in inventory acquired of $9.2 million and an increase in accrued liabilities assumed of $8.7 million, with a corresponding net decrease to goodwill totaling $0.5 million. As of May 31, 2025, the purchase price allocation was finalized.

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

Purchase Price Allocation

(In thousands)
Assets acquired:
Cash and cash equivalents	$239,921
Accounts receivable, net	281,492
Inventory	14,878
Prepaid expenses	16,323
Oil and gas properties (successful efforts method)	5,253,860
Other property and equipment	6,812
Long-term inventory	8,636
Operating right-of-use assets	42,954
Other assets	1,049
Total assets acquired	$5,865,925

Liabilities assumed:
Accounts payable	$1,965
Revenues and production taxes payable	199,706
Accrued liabilities	195,034
Current portion of long-term debt	60,063
Current operating lease liabilities	27,420
Deferred tax liabilities	1,179,200
Asset retirement obligations	115,056
Operating lease liabilities	15,534
Total liabilities assumed	$1,793,978

Net assets acquired	$4,071,947
Goodwill	539,316
Purchase price consideration	$4,611,263
Unaudited pro forma financial information. Summarized below are the condensed consolidated results of operations for the period presented, on an unaudited pro forma basis, as if the Arrangement had occurred on January 1, 2023. The information presented below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the Arrangement, including transaction costs incurred by the Company. In connection with the Arrangement, the Company incurred merger-related costs of $54.7 million and $62.8 million for the three and six months ended June 30, 2024, respectively, which were recorded to general and administrative expenses on the Condensed Consolidated Statements of Operations. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Arrangement occurred on the basis assumed above, nor is such information indicative of the Company’s expected future results. The pro forma results of operations do not include any future cost savings or other synergies that may result from the Arrangement or any estimated costs that have not yet been incurred by the Company to integrate the Enerplus assets.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024

	(In thousands)
Revenues	$1,529,346	$2,947,425
Net income	315,626	574,643

9. Investment in Unconsolidated Affiliate
As of June 30, 2025 and December 31, 2024, the fair value of the Company’s investment in Energy Transfer was $131.6 million and $142.2 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet.
During the three and six months ended June 30, 2025, the Company recorded a net loss of $1.0 million and $5.9 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in fair value of the investment of $3.3 million and $10.6 million, respectively, partially offset by a realized gain for cash distributions received of $2.4 million and $4.7 million, respectively. During the three and six months ended June 30, 2024, the Company recorded a net gain of $5.9 million and $22.2 million, respectively, on its investment in Energy Transfer, comprised of an unrealized gain for the change in the fair value of its investment of $3.6 million and $17.6 million respectively, and a realized gain for cash distributions received of $2.3 million and $4.6 million, respectively.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2025	December 31, 2024

	(In thousands)
Senior secured revolving line of credit	$180,000	$445,000
2033 Senior Notes	750,000	—
2026 Senior Notes(1)	—	400,000
Less: unamortized deferred financing costs	(11,099)	(2,400)
Total long-term debt, net	$918,901	$842,600
__________________
(1)On March 14, 2025, the Company’s obligations were satisfied and discharged, and the 2026 Senior Notes were redeemed on June 1, 2025.
Senior secured revolving line of credit. As of June 30, 2025, the Company had a senior secured revolving credit facility (the “Credit Facility”) among Oasis Petroleum North America LLC, the Company, Chord Energy LLC, Enerplus, the other guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and issuing bank. The Credit Facility matures on July 1, 2027. In February 2025, the Company completed its semi-annual borrowing base redetermination, setting the borrowing base at $2.75 billion, and increasing the aggregate amount of elected commitments from $1.5 billion to $2.0 billion. The next scheduled redetermination is expected to occur in or around October 2025.
At June 30, 2025, the Company had $180.0 million borrowings outstanding and $29.9 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1.8 billion. At December 31, 2024, the Company had $445.0 million borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1.0 billion.
During the three and six months ended June 30, 2025, the weighted average interest rate incurred on borrowings on the Credit Facility was 6.56% and 6.47%, respectively. During the three and six months ended June 30, 2024, the weighted average interest rate was 7.53% for both periods. The Company was in compliance with the financial covenants under the Credit Facility at June 30, 2025. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). The Company incurs interest on outstanding loans at their respective interest rates plus a margin rate ranging between 1.75% to 2.75% for Term SOFR Loans and 0.75% to 1.75% for ABR Loans or Swingline Loans. In addition, Term SOFR Loans are also subject to a 0.1% credit spread adjustment. The unused borrowing base is subject to a commitment fee ranging between 0.375% to 0.500%.

2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.6 million, which are amortized to interest expense on the Company’s Consolidated Statement of Operations over the term of the 2033 Senior Notes.
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
As of June 30, 2025, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $766.2 million.
2026 Senior Notes. At December 31, 2024, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “2026 Senior Notes”). Interest on the 2026 Senior Notes was payable semi-annually on June 1 and December 1 of each year. Concurrent with the issuance of the 2033 Senior Notes on March 13, 2025, the Company paid an aggregate of $409.1 million, including $7.7 million of accrued interest, to purchase $366.3 million of outstanding 2026 Senior Notes tendered in a concurrent tender offer and to satisfy and discharge the remaining $33.7 million of outstanding 2026 Senior Notes, which were redeemed on June 1, 2025. The purchase and satisfaction and discharge of the 2026 Senior Notes resulted in a loss on debt extinguishment of $3.5 million, primarily including the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes totaling $1.1 million.
As of December 31, 2024, the fair value of the 2026 Senior Notes, which were traded among qualified institutional investors and represented a Level 1 fair value measurement, was $399.9 million.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2025 (in thousands):

(In thousands)

Balance at December 31, 2024	$308,434
Liabilities incurred during period	1,949
Liabilities settled during period	(13,671)
Liabilities settled through divestitures	(82)
Accretion expense during period	17,276
Revisions to estimates	98,683
Balance at June 30, 2025	$412,589
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. At June 30, 2025, the revisions to estimates of $98.7 million included in the table above were due to updates in the plugging and abandonment cost estimates of the Company’s wells in North Dakota. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At June 30, 2025, the current portion of the total ARO balance was $19.8 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

12. Income Taxes
The Company’s effective tax rate was (16.2)% and (298.4)% for the three and six months ended June 30, 2025, respectively, as compared to an effective tax rate of 26.8% and 24.7% for the three and six months ended June 30, 2024, respectively.
The effective tax rate for the three and six months ended June 30, 2025 was lower than the statutory federal rate of 21% primarily as a result of the impact of goodwill impairment. The effective tax rate for the three months ended June 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of state income taxes and Canadian losses for which no benefit is recognized. The effective tax rate for the six months ended June 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The most significant impact to the Company of the OBBBA at this time is the permanent reinstatement of 100% bonus depreciation on qualified property. The Company is currently evaluating the full effects of the legislation on its effective tax rate and cash tax position, but the Company expects that the legislation will likely not have a significant negative impact on its consolidated financial statements. As the legislation was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025.
13. Equity-Based Compensation
The Company has granted RSUs, PSUs and LSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $6.1 million and $13.0 million in equity-based compensation expenses related to equity-classified awards, respectively. During the three and six months ended June 30, 2024, the Company recognized $5.4 million and $10.1 million in equity-based compensation expenses related to equity-classified awards, respectively. Equity-based compensation expenses related to liability-classified awards were not material for the three and six months ended June 30, 2025 and 2024.
Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, all Enerplus equity-based compensation awards became fully vested and paid in cash. The fair value of the equity-classified awards that vested on May 31, 2024 was $102.4 million.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the six months ended June 30, 2025, the Company granted 198,094 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $118.58 per share.
Performance share units. During the six months ended June 30, 2025, the Company granted PSUs that include (i) total stockholder return (“TSR”) PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the applicable performance period on December 31, 2027, subject to the level of achievement with respect to certain performance goals.
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
During the six months ended June 30, 2025, the Company granted (i) 24,730 Absolute TSR PSUs to employees of the Company with a weighted average grant date fair value of $170.38 per share and (ii) 74,219 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $136.18 per share.

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
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs granted during the six months ended June 30, 2025:

Absolute and Relative TSR PSUs
Six Months Ended June 30, 2025
Forecast period (years)	3
Risk-free interest rate	4.3%
Implied equity volatility	33%
Stock price on date of grant	$122.11
Leveraged stock units. Leveraged stock units (“LSUs”) are contingent shares granted to certain employees that cliff vest over a three-year and four-year period and are subject to a service condition. All LSUs were fully vested as of June 30, 2025.
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the six months ended June 30, 2025, the Company granted 11,790 phantom unit awards to employees with a weighted average grant date fair value of $121.89 per share.
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
Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the six months ended June 30, 2025 and 2024:

	Rate per Share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q2 2025	$1.30	$—	$1.30	$75,733
Q1 2025	1.30	—	1.30	77,429
Total	$2.60	$—	$2.60	$153,162

Q2 2024	$1.25	$1.69	$2.94	$124,708
Q1 2024	1.25	2.00	3.25	137,541
Total	$2.50	$3.69	$6.19	$262,249

Total dividends declared in the table above includes $0.6 million and $1.5 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and six months ended June 30, 2025, respectively, and $1.9 million and $4.3 million for the three and six months ended June 30, 2024, respectively.
On August 6, 2025, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on September 8, 2025 to shareholders of record as of August 21, 2025.
Share Repurchase Program
During the six months ended June 30, 2025, the Company repurchased 2,600,117 shares of common stock at a weighted average price of $104.41 per common share for a total cost of $271.5 million, excluding accrued excise tax of $2.5 million. As of June 30, 2025, there was $321.2 million of capacity remaining under the Company’s $750.0 million share repurchase program. Subsequent to June 30, 2025, the Company repurchased 423,902 shares of common stock at a weighted average price of $106.54 per common share for a total cost of $45.2 million.
During the six months ended June 30, 2024, the Company repurchased 558,579 shares of common stock at a weighted average price of $164.23 per common share for a total cost of $91.7 million, under its previous repurchase program, which was replaced by its current $750.0 million share repurchase program.
In August 2025, the Board of Directors authorized a new share repurchase program of up to $1.0 billion of the Company’s common stock, which replaced the Company’s previous $750.0 million share repurchase program. The Company has repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits the Company to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require the Company to make purchases within a particular time frame.
Warrants
As of June 30, 2025, the Company had 888,738 warrants outstanding with an exercise price of $133.70 per share that expire on September 1, 2025.
During the three and six months ended June 30, 2025, there were four warrants exercised, and during the three and six months ended June 30, 2024, there were 650,695 and 1,070,851 warrants exercised, respectively.

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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024

	(In thousands, except per share data)
Net income (loss)	$(389,905)	$213,361	$(170,068)	$412,715
Distributed and undistributed earnings allocated to participating securities	2,312	(1,032)	1,425	(1,824)
Net income (loss) attributable to common stockholders (basic)	(387,593)	212,329	(168,643)	410,891
Reallocation of distributed and undistributed earnings allocated to participating securities	(3,604)	10	(2,687)	17
Net income (loss) attributable to common stockholders (diluted)	$(391,197)	$212,339	$(171,330)	$410,908

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	57,786	48,665	58,420	45,048
Dilutive effect of share-based awards	—	375	81	438
Dilutive effect of warrants	—	876	—	827
Diluted weighted average common shares outstanding	57,786	49,916	58,501	46,313

Basic earnings (loss) per share	$(6.71)	$4.36	$(2.89)	$9.12
Diluted earnings (loss) per share	$(6.77)	$4.25	$(2.93)	$8.87

Anti-dilutive weighted average common shares:
Potential common shares	1,067	1,818	980	2,028

For the three and six months ended June 30, 2025 and 2024, the diluted earnings (loss) per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
16. Commitments and Contingencies
As of June 30, 2025, the Company’s material off-balance sheet arrangements and transactions include $29.9 million in outstanding letters of credit issued under the Credit Facility and $91.6 million in net surety bond exposure issued as financial assurance on certain agreements.
As of June 30, 2025, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 21 — Commitments and Contingencies in the 2024 Annual Report.
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
•war between Russia and Ukraine, military conflicts in the Red Sea Region, war between Hamas and Israel and conflict between Iran and Israel, with the potential for escalation of hostilities across the surrounding countries in the Middle East, and their effect on commodity prices;
•changes in general economic and geopolitical conditions;
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
•compliance with, and changes in, environmental, safety and other laws and regulations, including the Inflation Reduction Act of 2022 and provisions under the newly enacted One Big Beautiful Bill Act;
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
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years, including sustained decreases during 2025, and may continue to fluctuate widely or continue to decrease in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGLs and natural gas. The potential for continued volatility in our markets, economic uncertainty and unfavorable oil and gas market dynamics, including the recent OPEC+ announcement to increase oil production levels, U.S. tariffs and potential retaliatory tariffs, may have an adverse impact on our future business operations, financial condition and liquidity. Recent volatility in the energy markets during the second quarter of 2025 has led to a decrease in the price of crude oil. Further decline in the price of crude oil, or a sustained depression of the price of crude oil for an extended period of time, could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced and our access to capital.
At June 30, 2025, we assessed goodwill for impairment and recognized a non-cash impairment charge of $539.3 million. See “Item 1. Financial Statements (Unaudited)—Note 5—Fair Value Measurements” for additional information.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of June 30, 2025, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.

Results of Operations
Comparability of Financial Statements
On May 31, 2024, we acquired Enerplus Corporation (“Enerplus”) in a stock-and-cash transaction (“the “Arrangement”). Enerplus was an independent North American oil and gas E&P company domiciled in Canada with substantially all of its producing assets in the Williston Basin of North Dakota, with limited non-operated interests in the Marcellus Shale. The results of operations presented below relate to the periods ended June 30, 2025, March 31, 2025 and June 30, 2024. The results reported for the three and six months ended June 30, 2025 and the three months ended March 31, 2025 reflect the consolidated results of Chord, including combined operations with Enerplus, while the results reported for the six months ended June 30, 2024 reflect the consolidated results of Chord, including the impact from the business combination with Enerplus beginning on May 31, 2024, unless otherwise noted.
Operational and Financial Highlights
•Production volumes averaged 281,858 Boepd (56% oil), including crude oil volumes of 156,734 Bopd in the second quarter of 2025.
•E&P and other capital expenditures (excluding capitalized interest) were $355.6 million in the second quarter of 2025.
•Lease operating expenses (“LOE”) were $10.02 per Boe in the second quarter of 2025.
•Net cash provided by operating activities was $419.8 million and net loss was $389.9 million in the second quarter of 2025.
Shareholder Return Highlights
•Paid $1.30 per share base cash dividend on June 9, 2025.
•Repurchased $55.0 million of common stock in the second quarter of 2025.
▪In August 2025, the Board of Directors authorized a new $1.0 billion share repurchase program.
•Declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on September 8, 2025 to shareholders of record as of August 21, 2025.
Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Our crude oil, NGL and natural gas revenues for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 due to the Arrangement, which closed on May 31, 2024 and expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues (in thousands)
Crude oil revenues	$878,928	$956,138	$1,835,064	$1,526,955
NGL revenues	28,569	61,345	89,914	84,016
Natural gas revenues	42,769	85,942	128,712	39,858
Purchased oil and gas sales	230,294	111,622	341,916	695,111
Total revenues	$1,180,560	$1,215,047	$2,395,606	$2,345,940
Production data
Crude oil (MBbls)	14,263	13,835	28,098	19,763
NGLs (MBbls)	4,926	4,325	9,251	6,814
Natural gas (MMcf)(1)	38,759	37,303	76,063	45,618
Oil equivalents (MBoe)	25,649	24,377	50,026	34,180
Average daily production (Boepd)	281,858	270,855	276,387	187,802
Average daily crude oil production (Bopd)	156,734	153,720	155,235	108,588
Average sales prices
Crude oil (per Bbl)
Average sales price	$61.62	$69.11	$65.31	$77.26
Effect of derivative settlements(2)	0.96	(0.03)	0.47	(0.26)
Average realized price after the effect of derivative settlements(2)	$62.58	$69.08	$65.78	$77.00
NGLs (per Bbl)
Average sales price	$5.80	$14.18	$9.72	$12.33
Effect of derivative settlements(2)	—	—	—	—
Average realized price after the effect of derivative settlements(2)	$5.80	$14.18	$9.72	$12.33
Natural gas (per Mcf)
Average sales price(1)	$1.10	$2.30	$1.69	$0.87
Effect of derivative settlements(2)	0.01	0.01	0.01	—
Average realized price after the effect of derivative settlements(1)(2)	$1.11	$2.31	$1.70	$0.87
____________________
(1)For the three months ended June 30, 2025 and March 31, 2025, natural gas production volume from the Marcellus Shale was 11,821 MMcf and 11,563 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $2.49 per Mcf and $4.71 per Mcf for the three months ended June 30, 2025 and March 31, 2025, respectively. For the six months ended June 30, 2025 and 2024, natural gas production volume from the Marcellus Shale was 23,384 MMcf and 3,764 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $3.59 per Mcf and $1.66 per Mcf for the six months ended June 30, 2025 and 2024, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended June 30, 2025 as compared to three months ended March 31, 2025
Crude oil revenues. Our crude oil revenues decreased $77.2 million to $878.9 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease of $103.6 million due to lower crude oil realized prices quarter over quarter, partially offset by an increase of $26.4 million due to higher crude oil production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $7.49 per barrel quarter over quarter to an average of $61.62 per barrel for the three months ended June 30, 2025 primarily due to a decrease in NYMEX WTI.

NGL revenues. Our NGL revenues decreased $32.8 million to $28.6 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The decrease was primarily due to lower realized NGL prices quarter over quarter resulting in a $36.3 million decrease, partially offset by an increase of $3.5 million due to higher NGL production volumes sold quarter over quarter. Average NGL sales prices, without derivative settlements, decreased by $8.38 per barrel quarter over quarter to an average of $5.80 per barrel for the three months ended June 30, 2025 primarily due to decreases in the corresponding NGL product index prices.
Natural gas revenues. Our natural gas revenues decreased $43.2 million to $42.8 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The decrease was primarily due to lower natural gas realized prices quarter over quarter resulting in a $44.8 million decrease, partially offset by an increase of $1.6 million due to higher natural gas production volumes sold quarter over quarter. Average natural gas sales prices, without derivative settlements, decreased by $1.20 per Mcf quarter over quarter to $1.10 per Mcf for the three months ended June 30, 2025 primarily due to the seasonality of warmer weather resulting in lower index prices quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales increased $118.7 million to $230.3 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold quarter over quarter, partially offset by decreased crude oil prices over the same period.
Six months ended June 30, 2025 as compared to six months ended June 30, 2024
Crude oil revenues. Our crude oil revenues increased $308.1 million to $1.8 billion for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our crude oil revenues increased $491.4 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, crude oil revenues decreased $235.0 million due to lower crude oil realized prices, partially offset by an increase of $51.7 million due to higher crude oil production volumes sold. Average crude oil sales prices, without derivative settlements, decreased by $11.95 per barrel period over period to an average of $65.31 per barrel for the six months ended June 30, 2025 due to decreases in NYMEX WTI and widening in-basin differentials period over period.
NGL revenues. Our NGL revenues increased $5.9 million to $89.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our NGL revenues increased $3.8 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, NGL revenues increased $6.1 million due to higher NGL production volumes sold, partially offset by a decrease of $4.0 million due to lower realized NGL prices period over period. Average NGL sales prices, without derivative settlements, decreased by $2.61 per barrel period over period to an average of $9.72 per barrel for the six months ended June 30, 2025 primarily due to decreases in the corresponding NGL product index prices and widening differentials period over period.
Natural gas revenues. Our natural gas revenues increased $88.9 million to $128.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our natural gas revenues increased $69.0 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, natural gas revenues increased $20.2 million primarily due to higher average natural gas realized prices. Average natural gas sales prices, without derivative settlements, increased by $0.82 per Mcf period over period to $1.69 per Mcf for the six months ended June 30, 2025 primarily due to increases in index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales decreased $353.2 million to $341.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease was primarily due to a decrease in the volume of crude oil purchased and subsequently sold period over period, coupled with decreased crude oil prices over the same period.

Expenses and other income (expense)
Certain operating expenses, including LOE, GPT expenses and DD&A, increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the Arrangement, which closed on May 31, 2024 and expanded our operations primarily in the Williston Basin.
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$256,966	$233,074	$490,040	$335,853
Gathering, processing and transportation expenses	74,100	73,314	147,415	117,114
Purchased oil and gas expenses	231,745	111,368	343,113	692,118
Production taxes	68,965	74,642	143,607	143,433
Depreciation, depletion and amortization	376,997	349,809	726,806	396,822
General and administrative expenses	32,540	38,377	70,917	107,789
Impairment and exploration	541,940	1,983	543,923	7,639
Total operating expenses	1,583,253	882,567	2,465,821	1,800,768
Gain (loss) on sale of assets, net	(522)	5,516	4,993	16,788
Operating income (loss)	(403,215)	337,996	(65,222)	561,960
Other income (expense)
Net gain (loss) on derivative instruments	82,231	(20,281)	61,950	(22,969)
Net gain (loss) from investment in unconsolidated affiliate	(962)	(4,900)	(5,862)	22,158
Interest expense, net of capitalized interest	(18,788)	(15,818)	(34,606)	(19,800)
Loss on debt extinguishment	—	(3,494)	(3,494)	—
Other income (expense)	5,045	(501)	4,546	6,907
Total other income (expense), net	67,526	(44,994)	22,534	(13,704)
Income (loss) before income taxes	(335,689)	293,002	(42,688)	548,256
Income tax expense	(54,216)	(73,165)	(127,380)	(135,541)
Net income (loss)	$(389,905)	$219,837	$(170,068)	$412,715
Costs and expenses (per Boe of production)
Lease operating expenses	$10.02	$9.56	$9.80	$9.83
Gathering, processing and transportation expenses	2.89	3.01	2.95	3.43
Production taxes	2.69	3.06	2.87	4.20
Three months ended June 30, 2025 as compared to three months ended March 31, 2025
Lease operating expenses. LOE increased $23.9 million to $257.0 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The increase was primarily due to increased workover activity of $16.2 million and higher variable costs of $7.0 million quarter over quarter. LOE per Boe increased $0.46 per Boe quarter over quarter to $10.02 per Boe for the three months ended June 30, 2025 primarily due to the increase in workover activity.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $120.4 million to $231.7 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 primarily due to an increase in the volume of crude oil purchased and subsequently sold quarter over quarter, partially offset by decreased crude oil prices over the same period.

Production taxes. Production taxes decreased $5.7 million to $69.0 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The decrease was primarily due to the impact of lower crude oil revenues quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas revenues of 7.3% for the three months ended June 30, 2025 increased from 6.8% for the three months ended March 31, 2025 primarily as a result of higher extraction tax exemptions for certain wells within the three months ended March 31, 2025 coupled with natural gas comprising a smaller percentage of total sales relative to the prior quarter.
Depreciation, depletion and amortization. DD&A expense increased $27.2 million to $377.0 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The increase was primarily driven by higher production volumes of $19.9 million quarter over quarter coupled with increased accretion expense of $7.3 million related to plugging and abandonment charges.
General and administrative expenses. G&A expenses decreased $5.8 million to $32.5 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The decrease was primarily attributable to lower employee compensation expenses of $6.1 million and a decrease in merger-related costs of $2.2 million, partially offset by various cost increases related to other G&A expenses of $4.2 million. Merger-related costs for the three months ended June 30, 2025 and March 31, 2025 were $2.9 million and $5.1 million, respectively, and were primarily comprised of severance and advisory expenses related to the Arrangement in both periods.
Impairment and exploration. As a result of a decrease in the price of our common stock during the three months ended June 30, 2025, which was impacted by a decline in crude oil and natural gas prices over that same period, we recorded an impairment charge on our goodwill of $539.3 million for the three months ended June 30, 2025. There were no impairment charges during the three months ended March 31, 2025.
Gain (loss) on sale of assets, net. During the three months ended June 30, 2025 and March 31, 2025, we recorded a net loss of $0.5 million and a net gain of $5.5 million, respectively, on sales of assets primarily related to the divestiture of certain non-core oil and gas properties within each quarter.
Derivative instruments. We recorded a $82.2 million net gain on derivative instruments for the three months ended June 30, 2025, which was comprised of a net gain of $82.0 million associated with our commodity derivative contracts and an unrealized gain of $0.2 million associated with a contract that includes contingent consideration. The net gain of $82.0 million on commodity derivative contracts included an unrealized gain of $67.9 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized gain of $14.1 million on settled commodity derivative contracts. During the three months ended March 31, 2025, we recorded a $20.3 million net loss on derivative instruments, which was comprised of a net loss of $21.0 million associated with our commodity derivative contracts, partially offset by an unrealized gain of $0.7 million associated with a contract that included contingent consideration. The net loss of $21.0 million on commodity derivative contracts included an unrealized loss of $20.7 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices coupled with a realized loss of $0.3 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $1.0 million net loss related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended June 30, 2025, which included an unrealized loss of $3.3 million as a result of a decrease in the fair value of the investment during the quarter, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter. During the three months ended March 31, 2025, we recorded a $4.9 million net loss related to our investment in Energy Transfer due to an unrealized loss of $7.3 million as a result of a decrease in the fair value of the investment during the quarter, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter.
Interest expense, net of capitalized interest. Interest expense increased $3.0 million to $18.8 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The increase was primarily due to the issuance of $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”) in March 2025, partially offset with lower borrowings on the Credit Facility (defined below) during the quarter coupled with the purchase and satisfaction and discharge of the $400.0 million 6.375% senior unsecured notes outstanding due June 1, 2026 (the “2026 Senior Notes”) in March 2025. For the three months ended June 30, 2025, the weighted average borrowings outstanding under the Credit Facility were $238.0 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.56%. For the three months ended March 31, 2025, the weighted average borrowings outstanding under the Credit Facility were $383.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.4%. Interest capitalized during the three months ended June 30, 2025 and March 31, 2025 was $1.1 million for each period.

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
Income tax expense. Our effective tax rate was recorded at (16.2)% and 25.0% of pre-tax income (loss) for the three months ended June 30, 2025 and March 31, 2025, respectively. The effective tax rate for the three months ended June 30, 2025 was lower than the statutory federal rate of 21% primarily as a result of the impact of the goodwill impairment charge recorded during the same period. The effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings.
Six months ended June 30, 2025 as compared to six months ended June 30, 2024
Lease operating expenses. LOE increased $154.2 million to $490.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily driven by our expanded operations after the Arrangement contributing $115.3 million of additional LOE period over period, as well as increased workover costs of $24.5 million and increased fixed costs of $19.4 million primarily due to new wells brought online during the six months ended June 30, 2025. LOE per Boe decreased $0.03 per Boe period over period to $9.80 per Boe for the six months ended June 30, 2025 primarily due to operational synergies achieved through the Arrangement.
Gathering, processing and transportation expenses. GPT expenses increased $30.3 million to $147.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to our expanded operations after the Arrangement contributing $48.2 million of additional GPT expenses. This increase was partially offset by lower transportation rates of $12.8 million, primarily due to several contracts expiring during the year ended December 31, 2024, and lower fair value losses of $5.9 million attributable to the completion of a derivative transportation contract in June 2024. GPT expenses decreased $0.48 per Boe period over period to $2.95 per Boe for the six months ended June 30, 2025 primarily due to lower transportation rates and fair value losses period over period.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $349.0 million to $343.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to a decrease in the volume of crude oil purchased and subsequently sold period over period coupled with decreased crude oil prices over the same period.
Production taxes. Production taxes increased $0.2 million to $143.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to a $46.0 million increase in production taxes attributable to our expanded operations after the Arrangement. This increase was largely offset by decreases in crude oil revenues period over period due to lower crude oil prices and a reduction in the production tax rate during the six months ended June 30, 2025 primarily due to a non-recurring refund related to certain North Dakota wells receiving an extraction tax exemption. The production tax rate as a percentage of crude oil, NGL and natural gas revenues decreased from 8.7% for the six months ended June 30, 2024 to 7.0% for the six months ended June 30, 2025 primarily due to the non-recurring refund coupled with natural gas comprising a larger percentage of total sales relative to the prior period.
Depreciation, depletion and amortization. DD&A expense increased $330.0 million to $726.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to $186.4 million of additional depletion expense due to a higher depletion rate period over period, coupled with $134.7 million of additional DD&A expense related to an overall increase in production volumes, mainly due to our expanded operations after the Arrangement as well as an increase in accretion of $8.7 million. Accretion expense increased primarily due to higher plugging and abandonment expenses and incremental accretion related to properties acquired in the Arrangement. The depletion rate increased $2.84 per Boe period over period to $14.13 per Boe for the six months ended June 30, 2025 primarily due to the purchase consideration allocated to the fair value of the oil and gas properties acquired in the Arrangement.
General and administrative expenses. G&A expenses decreased $36.9 million to $70.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to lower merger-related costs of $54.7 million. Merger-related costs for the six months ended June 30, 2025 and 2024 were $8.1 million and $62.8 million, respectively, and were primarily comprised of severance, legal and advisory expenses related to the Arrangement. This decrease in merger-related costs was partially offset by an increase in costs associated with a larger organization after the Arrangement of $17.8 million.
Impairment and exploration. Impairment and exploration expenses increased $536.3 million to $543.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the impairment of our goodwill. During the six months ended June 30, 2025, we recorded an impairment charge on our goodwill of $539.3 million as a result of the decrease in the price of our common stock during the three months ended June 30, 2025, which was impacted by a decline in crude oil and natural gas prices over that same period. During the six months ended June 30, 2024, we recorded a lower of cost or net realizable value write down of oil-in-tank inventory of $3.9 million.

Gain (loss) on sale of assets, net. During the six months ended June 30, 2025 and 2024, we recorded a net gain on sale of assets of $5.0 million and $16.8 million, respectively, primarily related to the divestiture of certain non-core oil and gas properties within each period.
Derivative instruments. During the six months ended June 30, 2025, we recorded a $62.0 million net gain on derivative instruments, which was comprised of a net gain of $61.0 million associated with our commodity derivative contracts and an unrealized gain of $0.9 million associated with a contract that includes contingent consideration. The net gain of $61.0 million on commodity derivative contracts included an unrealized gain of $47.2 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized gain of $13.8 million on settled commodity derivative contracts. During the six months ended June 30, 2024, we recorded a $23.0 million net loss on derivative instruments, which was comprised of a net loss of $27.0 million associated with our commodity derivative contracts, partially offset by an unrealized gain of $4.0 million associated with a contract that included contingent consideration. The net loss of $27.0 million on commodity derivative contracts included an unrealized loss of $21.7 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices and a realized loss of $5.3 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $5.9 million net loss related to our investment in Energy Transfer for the six months ended June 30, 2025, which included an unrealized loss of $10.6 million as a result of a decrease in the fair value of the investment during the period, partially offset by a gain of $4.7 million for cash distributions from Energy Transfer during the period. During the six months ended June 30, 2024, we recorded a net gain of $22.2 million related to our investment in Energy Transfer, which included an unrealized gain of $17.6 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $4.6 million for cash distributions from Energy Transfer during the period.
Interest expense, net of capitalized interest. Interest expense increased $14.8 million to $34.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase is primarily due to higher borrowings outstanding on the Credit Facility (defined below) period over period and the issuance of the 2033 Senior Notes in March 2025, partially offset by the purchase and satisfaction and discharge of the 2026 Senior Notes in March 2025. For the six months ended June 30, 2025, the weighted average borrowings outstanding under the Credit Facility were $310.3 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.5%. During the six months ended June 30, 2024, the weighted average borrowings outstanding under the Credit Facility were $229.9 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.5%. Interest capitalized during the six months ended June 30, 2025 and June 30, 2024 was $2.2 million and $1.9 million, respectively.
Loss on debt extinguishment. On March 13, 2025, we paid an aggregate of $409.1 million to purchase and satisfy and discharge the 2026 Senior Notes, resulting in a loss on debt extinguishment of $3.5 million for the six months ended June 30, 2025. The loss primarily included the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes of $1.1 million.
Income tax expense. Our effective tax rate was recorded at (298.4)% and 24.7% of pre-tax income (loss) for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate for the six months ended June 30, 2025 was lower than the statutory federal rate of 21% primarily as a result of the impact of the goodwill impairment charge recorded during the same period. The effective tax rate for the six months ended June 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes.
Liquidity and Capital Resources
As of June 30, 2025, we had $1,830.6 million of liquidity available, including $40.5 million in cash and cash equivalents and $1,790.1 million of aggregate unused borrowing capacity available under the Credit Facility (defined below). During the six months ended June 30, 2025, our primary sources of liquidity were from cash flows from operations, available borrowing capacity under the Credit Facility, proceeds from the issuance of the 2033 Senior Notes and cash on hand. During the same period, our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, debt repayments, share repurchases and working capital requirements.
Our cash flows depend on many factors, including the price of crude oil, NGLs and natural gas and the success of our development and exploration activities as well as future acquisitions. Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, obligations associated with outstanding commodity derivative contracts that settle in a loss position and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through dividend payouts, supplemented by opportunistic share repurchases. On a quarterly basis, we pay a commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.

Capital availability will be affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of sustainability matters and other factors, many of which are beyond our control. The U.S. Federal Reserve decreased interest rates during the fourth quarter of 2024, however the potential for such rates to decrease further or to remain elevated for an extended period of time has created additional economic uncertainty. Although we are unable to predict future interest rates, this disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
Enerplus Arrangement. In connection with the consummation of the Arrangement on May 31, 2024, we paid $375.8 million, or $1.84 per Enerplus common share, to Enerplus shareholders. In addition, we paid $395.0 million to settle Enerplus’ revolving bank credit facility balance, $102.4 million to settle all outstanding Enerplus equity-based compensation awards and $5.9 million in retention bonuses paid to Enerplus employees.
Also in connection with the Arrangement, we incurred certain costs for advisory, legal and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, we incurred merger-related costs of $2.9 million and $8.1 million, respectively, primarily related to severance costs and legal and advisory services.
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
As of June 30, 2025, our commodity derivative contracts cover 5,980 MBbls of our crude oil production and 24,840,000 MMBtu of our natural gas production for 2025, 6,414 MBbls of our crude oil production and 28,680,000 MMBtu of our natural gas production for 2026 and 678 MBbls of our crude oil production and 3,620,000 MMBtu of our natural gas production for 2027. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
Subsequent to June 30, 2025, we entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Floor	Ceiling

Crude oil	2025	Fixed-price swaps	368,000	Bbls	$67.26
Crude oil	2026	Two-way collars	69,000	Bbls		$60.00	$64.25
Crude oil	2026	Fixed-price swaps	273,000	Bbls	$65.75
Crude oil	2027	Two-way collars	546,000	Bbls		$60.00	$66.12
Commitments. We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $485.1 million as of June 30, 2025. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments. See “Item 8. Financial Statements and Supplementary Data—Note 21—Commitments and Contingencies” in our 2024 Annual Report for additional information on our volume delivery commitments.
Long-term debt
Revolving credit facility. As of June 30, 2025, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.75 billion and elected commitments of $2.0 billion that is due July 1, 2027. As of June 30, 2025, we had $180.0 million borrowings outstanding and $29.9 million of outstanding letters of credit, resulting in an unused borrowing capacity of $1,790.1 million. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. As of June 30, 2025, we were in compliance with the financial covenants under the Credit Facility. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.

2033 Senior Notes. On March 13, 2025, we issued the 2033 Senior Notes in a private placement. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used to repurchase the 2026 Senior Notes tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, we recorded deferred financing costs of $11.6 million.
2026 Senior Notes. As of December 31, 2024, we had $400.0 million of the 2026 Senior Notes outstanding. Interest on the 2026 Senior Notes was payable semi-annually on June 1 and December 1 of each year. Concurrent with the issuance of the 2033 Senior Notes on March 13, 2025, we paid an aggregate of $409.1 million, including $7.7 million of accrued interest, to purchase $366.3 million of outstanding 2026 Senior Notes tendered in a concurrent tender offer and to satisfy and discharge the remaining $33.7 million of outstanding 2026 Senior Notes, which were redeemed on June 1, 2025. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
Cash Flows
Our cash flows for the six months ended June 30, 2025 and 2024 are presented below:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$1,076,703	$867,574
Net cash used in investing activities	(677,782)	(1,150,576)
Net cash provided by (used in) financing activities	(395,384)	162,393
Increase (decrease) in cash and cash equivalents	$3,537	$(120,609)
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $1,076.7 million for the six months ended June 30, 2025. The increase in net cash provided by operating activities of $209.1 million as compared to the six months ended June 30, 2024 was primarily due to our expanded operations from the Arrangement, including an increase in oil, NGL and natural gas revenues, partially offset by increases in LOE and GPT expenses. This increase was also driven by lower merger-related costs, offset by changes in our working capital. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $12.5 million and $18.1 million during the six months ended June 30, 2025 and 2024, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1.8 billion at June 30, 2025, and excludes current hedge assets, which were $82.1 million at June 30, 2025. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which were $0.3 million at June 30, 2025.
Cash flows used in investing activities
For the six months ended June 30, 2025, net cash used in investing activities of $677.8 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $704.4 million and $26.2 million paid primarily for acreage in the Williston Basin, partially offset by the receipt of the 2024 contingent consideration earn-out payment of $25.0 million and the settlement of derivative contracts of $14.1 million. Net cash used in investing activities for the six months ended June 30, 2024 of $1,150.6 million was primarily attributable to the Arrangement, including $395.0 million paid to settle Enerplus’ revolving bank credit facility balance, $375.8 million paid to Enerplus shareholders, $102.4 million paid to settle Enerplus’ equity awards and $5.9 million in retention bonuses paid to Enerplus employees, partially offset by cash acquired in the Arrangement of $239.9 million. Net cash used in investing activities during the six months ended June 30, 2024 also included capital expenditures of $538.7 million and the settlement of derivative contracts of $16.3 million, partially offset by the receipt of the 2023 contingent consideration earn-out payment of $25.0 million and proceeds from divestitures of certain non-core oil and gas properties of $20.9 million.

Cash flows provided by (used in) financing activities
For the six months ended June 30, 2025, net cash used in financing activities of $395.4 million was primarily attributable to repayments of the 2026 Senior Notes totaling $401.4 million, payments to repurchase our common stock of $274.0 million, dividends paid to shareholders of $168.8 million, payments for income tax withholdings on vested equity-based compensation awards of $21.8 million, payment of debt issuance costs of $13.4 million primarily in connection with the issuance of the 2033 Senior Notes and repayments under the Credit Facility of $2.7 billion, partially offset by borrowings of $2.4 billion, resulting in net repayments under the Credit Facility of $265.0 million. These uses of cash were partially offset by proceeds from the issuance of the 2033 Senior Notes of $750.0 million. Net cash provided by financing activities for the six months ended June 30, 2024 of $162.4 million was primarily attributable to borrowings under the credit facility of $575.0 million, net of repayments of $250.0 million, in connection with the Arrangement and proceeds from the exercise of outstanding warrants of $21.0 million, partially offset by dividends paid to shareholders of $281.7 million, payments to repurchase our common stock of $93.7 million, and income tax withholdings on vested equity-based compensation awards of $57.4 million.
Capital Expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table for the period presented:

	Three Months Ended		Six Months Ended
	March 31, 2025	June 30, 2025	June 30, 2025

	(In thousands)
E&P	$354,781	$354,470	$709,251
Other capital expenditures	658	1,119	1,777
Total E&P and other capital expenditures	355,439	355,589	711,028
Capitalized interest	1,079	1,109	2,188
Acquisitions	17,876	8,315	26,191
Total capital expenditures(1)	$374,394	$365,013	$739,407

(1)Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accruals, while the amounts presented in the statements of cash flows are presented on a cash basis.
Dividends
On August 6, 2025, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on September 8, 2025 to shareholders of record as of August 21, 2025. See “Item 1. Financial Statements (Unaudited)—Note 14—Stockholders’ Equity” for additional information.
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
Share Repurchase Program
During the six months ended June 30, 2025, we repurchased 2,600,117 shares of common stock at a weighted average price of $104.41 per common share for a total cost of $271.5 million under our $750.0 million share repurchase program. In August 2025, our Board of Directors authorized a new share repurchase program of up to $1.0 billion of the common stock, which replaces the existing $750 million share repurchase program. As of June 30, 2025, there was $321.2 million of capacity remaining under our $750.0 million share repurchase program.
During the six months ended June 30, 2024, we repurchased 558,579 shares of common stock under a previous share repurchase program at a weighted average price of $164.23 per common share for a total cost of $91.7 million.
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
The fair value of our unrealized crude oil derivative positions at June 30, 2025 was a net asset position of $61.9 million. A 10% increase in crude oil prices would reduce the fair value of this unrealized derivative asset position by approximately $54.5 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $56.4 million. The fair value of our unrealized natural gas derivative positions at June 30, 2025 was a net liability position of $0.1 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative liability position by approximately $22.8 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative liability position by approximately $16.5 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
In addition, in connection with the 2021 divestiture of certain oil and gas properties, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. As of June 30, 2025, the fair value of this contingent consideration was $23.7 million. In each of January 2024 and 2025, we received $25.0 million related to the 2023 and 2024 earn-out payments, respectively. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information.
Interest rate risk. At June 30, 2025, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum. At June 30, 2025, we had $180.0 million borrowings and $29.9 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). As of June 30, 2025, if interest rates were to increase by 100 basis points on the Credit Facility, the impact on the Company’s annual interest expense would not be material. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and six months ended June 30, 2025, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in internal control over financial reporting
On May 31, 2024, we completed the Arrangement. As part of the ongoing integration, we are in the process of incorporating the controls and related procedures of Enerplus. Other than incorporating Enerplus’ controls, there were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2025:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
April 1 – April 30, 2025	573,025	$90.68	494,344	$331,154,738
May 1 – May 31, 2025	116,455	89.91	111,277	321,155,191
June 1 – June 30, 2025	—	—	—	321,155,191
Total	689,480	$90.55	605,621
___________________
(1)During the second quarter of 2025, we withheld 83,859 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the second quarter of 2025, we repurchased 605,621 shares of our common stock at a weighted average price of $90.80 per common share for a total cost of $55.0 million, excluding accrued excise tax of $0.5 million, under our publicly announced share repurchase program.
(3)Our Board of Directors had previously authorized a share repurchase program of up to $750 million of our common stock. In August 2025, the Board of Directors authorized a new share repurchase program covering up to $1.0 billion of common stock, which replaces the existing $750 million share repurchase program.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1	Fifth Amended and Restated Bylaws of Chord Energy Corporation (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K on February 27, 2025, and incorporated herein by reference).

10.1	Chord Energy Corporation Nonqualified Deferred Compensation Plan, effective as of April 1, 2025 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 on June 20, 2025, and incorporated herein by reference).

10.2	Chord Energy Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, effective as of April 1, 2025 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 on June 20, 2025, and incorporated herein by reference).

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	August 7, 2025	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Lara J. Kroll
Lara J. Kroll
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)