Form 10-Q
period 2025-09-30
Chord Energy Corp
filed 2025-11-06
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at October 31, 2025: 56,865,300 shares.

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
“FASB.” Financial Accounting Standards Board.
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
“Plug.” A down-hole packer assembly used in a well to seal off or isolate a particular formation for testing, acidizing, cementing, etc.; also, a type of plug used to seal off a well temporarily while the wellhead is removed.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$629,208	$36,950
Accounts receivable, net	1,210,328	1,298,973
Inventory	108,498	94,299
Prepaid expenses	27,740	30,875
Derivative instruments	86,200	35,944
Other current assets	2,178	82,077
Total current assets	2,064,152	1,579,118
Property, plant and equipment
Oil and gas properties (successful efforts method)	13,934,970	12,770,786
Other property and equipment	59,970	58,158
Less: accumulated depreciation, depletion and amortization	(3,215,842)	(2,142,775)
Total property, plant and equipment, net	10,779,098	10,686,169
Derivative instruments	4,942	5,629
Investment in unconsolidated affiliate	124,562	142,201
Long-term inventory	29,101	25,973
Operating right-of-use assets	17,304	38,004
Goodwill	—	530,616
Other assets	78,155	24,297
Total assets	$13,097,314	$13,032,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,627	$68,751
Revenues and production taxes payable	670,974	752,742
Accrued liabilities	761,381	732,296
Accrued interest payable	5,177	4,693
Derivative instruments	—	1,230
Advances from joint interest partners	2,180	2,434
Current operating lease liabilities	24,623	37,629
Other current liabilities	1,792	84,203
Total current liabilities	1,527,754	1,683,978
Long-term debt	1,478,827	842,600
Deferred tax liabilities	1,603,141	1,496,442
Asset retirement obligations	400,382	282,369
Derivative instruments	1,094	1,016
Operating lease liabilities	5,770	15,190
Other liabilities	6,405	8,150
Total liabilities	5,023,373	4,329,745

	September 30, 2025	December 31, 2024

	(In thousands, except share data)
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,150,747 shares issued and 56,865,300 shares outstanding at September 30, 2025; and 240,000,000 shares authorized, 66,967,779 shares issued and 60,070,893 shares outstanding at December 31, 2024	675	673
Treasury stock, at cost: 10,285,447 shares at September 30, 2025 and 6,896,886 shares at December 31, 2024	(1,293,994)	(936,157)
Additional paid-in capital	7,333,496	7,336,091
Retained earnings	2,033,764	2,301,655
Total stockholders’ equity	8,073,941	8,702,262
Total liabilities and stockholders’ equity	$13,097,314	$13,032,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$966,847	$1,121,012	$3,020,537	$2,771,841
Purchased oil and gas sales	345,234	329,455	687,150	1,024,567
Total revenues	1,312,081	1,450,467	3,707,687	3,796,408
Operating expenses
Lease operating expenses	248,604	247,055	738,644	582,908
Gathering, processing and transportation expenses	73,052	77,353	220,467	194,467
Purchased oil and gas expenses	340,947	329,622	684,060	1,021,739
Production taxes	79,509	100,973	223,116	244,410
Depreciation, depletion and amortization	374,919	360,214	1,101,725	757,036
General and administrative expenses	21,861	52,115	92,778	159,904
Impairment and exploration	2,034	7,269	545,957	14,908
Total operating expenses	1,140,926	1,174,601	3,606,747	2,975,372
Gain (loss) on sale of assets, net	(365)	(2,973)	4,628	13,814
Operating income	170,790	272,893	105,568	834,850
Other income (expense)
Net gain on derivative instruments	20,724	52,721	82,674	29,753
Net gain (loss) from investment in unconsolidated affiliate	(4,646)	1,089	(10,507)	23,246
Interest expense, net of capitalized interest	(18,717)	(19,146)	(53,324)	(38,946)
Loss on debt extinguishment	—	—	(3,494)	—
Other income (expense), net	2,146	(2,657)	6,692	4,253
Total other income (expense), net	(493)	32,007	22,041	18,306
Income before income taxes	170,297	304,900	127,609	853,156
Income tax expense	(40,186)	(79,584)	(167,566)	(215,126)
Net income (loss)	$130,111	$225,316	$(39,957)	$638,030
Earnings (loss) per share (Note 15):
Basic	$2.26	$3.63	$(0.72)	$12.61
Diluted	$2.26	$3.59	$(0.72)	$12.34
Weighted average shares outstanding:
Basic	57,157	61,802	57,141	50,388
Diluted	57,157	62,629	57,195	51,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$8,702,262
Equity-based compensation and vestings	237	2	—	—	6,876	—	6,878
Tax withholdings on settlement of equity-based awards	(117)	(1)	—	—	(14,356)	—	(14,357)
Dividends	—	—	—	—	—	(77,429)	(77,429)
Share repurchases	(1,994)	—	1,994	(218,527)	—	—	(218,527)
Net income	—	—	—	—	—	219,837	219,837
Balance as of March 31, 2025	58,197	674	8,891	(1,154,684)	7,328,611	2,444,063	8,618,664
Equity-based compensation and vestings	141	1	—	—	6,121	—	6,122
Tax withholdings on settlement of equity-based awards	(83)	—	—	—	(7,437)	—	(7,437)
Dividends	—	—	—	—	—	(75,733)	(75,733)
Share repurchases	(606)	—	606	(55,487)	—	—	(55,487)
Net loss	—	—	—	—	—	(389,905)	(389,905)
Balance as of June 30, 2025	57,649	675	9,497	(1,210,171)	7,327,295	1,978,425	8,096,224
Equity-based compensation and vestings	4	—	—	—	6,464	—	6,464
Tax withholdings on settlement of equity-based awards	—	—	—	—	(307)	—	(307)
Dividends	—	—	—	—	—	(74,772)	(74,772)
Share repurchases	(788)	—	788	(83,823)	—	—	(83,823)
Warrants exercised	—	—	—	—	44	—	44
Net income	—	—	—	—	—	130,111	130,111
Balance as of September 30, 2025	56,865	$675	10,285	$(1,293,994)	$7,333,496	$2,033,764	$8,073,941

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2023	41,250	$456	3,783	$(493,289)	$3,608,819	$1,960,638	$5,076,624
Equity-based compensation and vestings	599	4	—	—	4,771	—	4,775
Tax withholdings on settlement of equity-based awards	(280)	(3)	—	—	(46,048)	—	(46,051)
Dividends	—	—	—	—	—	(137,541)	(137,541)
Share repurchases	(193)	—	193	(29,999)	—	—	(29,999)
Warrants exercised	175	2	—	—	8,015	—	8,017
Net income	—	—	—	—	—	199,353	199,353
Balance as of March 31, 2024	41,551	459	3,976	(523,288)	3,575,557	2,022,450	5,075,178
Shares issued in Arrangement	20,680	207	—	—	3,731,930	—	3,732,137
Equity-based compensation and vestings	139	1	—	—	5,359	—	5,360
Tax withholdings on settlement of equity-based awards	(61)	—	—	—	(11,306)	—	(11,306)
Dividends	—	—	—	—	—	(124,708)	(124,708)
Share repurchases	(365)	—	365	(61,747)	—	—	(61,747)
Warrants exercised	287	1	—	—	12,874	—	12,875
Net income	—	—	—	—	—	213,361	213,361
Balance as of June 30, 2024	62,231	668	4,341	(585,035)	7,314,414	2,111,103	8,841,150
Equity-based compensation and vestings	11	—	—	—	5,918	—	5,918
Tax withholdings on settlement of equity-based awards	(3)	—	—	—	(622)	—	(622)
Dividends	—	—	—	—	—	(157,090)	(157,090)
Share repurchases	(951)	—	952	(147,228)	—	—	(147,228)
Warrants exercised	192	3	—	—	9,467	—	9,470
Net income	—	—	—	—	—	225,316	225,316
Balance as of September 30, 2024	61,480	$671	5,293	$(732,263)	$7,329,177	$2,179,329	$8,776,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(39,957)	$638,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,101,725	757,036
Loss on debt extinguishment	3,494	—
Gain on sale of assets	(4,628)	(13,814)
Impairment	539,323	9,838
Deferred income taxes	106,699	146,882
Net gain on derivative instruments	(82,674)	(29,753)
Net (gain) loss from investment in unconsolidated affiliate	10,507	(23,246)
Equity-based compensation expenses	19,464	16,053
Deferred financing costs amortization and other	(19,282)	6,407
Working capital and other changes:
Change in accounts receivable, net	71,401	(19,112)
Change in inventory	(12,343)	(6,937)
Change in prepaid expenses	4,686	8,090
Change in accounts payable, interest payable and accrued liabilities	(56,034)	70,538
Change in other assets and liabilities, net	(6,711)	(29,240)
Net cash provided by operating activities	1,635,670	1,530,772
Cash flows from investing activities:
Capital expenditures	(1,044,820)	(877,381)
Acquisitions	(27,434)	(652,672)
Acquisition deposit	(55,000)	—
Proceeds from divestitures	10,735	21,788
Derivative settlements	31,954	(17,760)
Contingent consideration received	25,000	25,000
Distributions from investment in unconsolidated affiliate	9,182	6,914
Net cash used in investing activities	(1,050,383)	(1,494,111)
Cash flows from financing activities:
Proceeds from revolving credit facility	3,687,000	2,250,000
Principal payments on revolving credit facility	(4,132,000)	(1,780,000)
Repayment and discharge of senior notes	(401,432)	(63,000)
Issuance of senior notes	1,500,000	—
Deferred financing costs	(21,881)	(3,313)
Repurchases of common stock	(357,837)	(239,804)
Tax withholding on vesting of equity-based awards	(22,100)	(57,979)
Dividends paid	(243,418)	(437,725)
Payments on finance lease liabilities	(1,384)	(1,242)
Proceeds from warrants exercised	23	30,454
Net cash provided by (used in) financing activities	6,971	(302,609)
Increase (decrease) in cash and cash equivalents	592,258	(265,948)
Cash and cash equivalents:
Beginning of period	36,950	317,998
End of period	$629,208	$52,050

	Nine Months Ended September 30,
	2025	2024

	(In thousands)

Supplemental non-cash transactions:
Change in accrued capital expenditures	$(252)	$42,306
Change in asset retirement obligations	102,364	3,869
Non-cash consideration exchanged in the Arrangement	—	3,732,137
Dividends payable	1,173	20,572

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
The Arrangement has been accounted for under the acquisition method of accounting in accordance with the FASB ASC 805, Business Combinations (“ASC 805”). Chord was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Enerplus have been recorded at their respective fair values as of the acquisition date on May 31, 2024. As provided under ASC 805, the purchase price allocation was subject to change for up to one year after May 31, 2024. As of May 31, 2025, the purchase price allocation was finalized. See Note 8—Acquisitions for additional information.
Risks and Uncertainties
As a producer of crude oil, NGLs and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGLs and natural gas, which are dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. Volatility in the energy markets persisted through the third quarter of 2025, with the price of crude oil experiencing a period of recovery early in the third quarter from the declines seen during the second quarter and then stabilized late in the third quarter; however, more recently, prices have continued to exhibit signs of volatility. Market conditions continued to be shaped by elevated production levels from OPEC+, ongoing trade and tariff negotiations between the United States and other governments and retaliatory measures taken by such other governments. Further declines in prices for crude oil and, to a lesser extent, NGLs and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced and the Company’s access to capital. The Company will continue to monitor these developments and evaluate the implications for the recoverability of its oil and gas properties in future interim periods.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2024 Annual Report.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This standard expands the disclosure requirements for income taxes, specifically relating to the effective tax rate reconciliation and additional disclosures on income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company has adopted this ASU effective for its annual disclosures beginning after January 1, 2025, and plans to apply the amendments retrospectively to all prior periods presented in the annual disclosures of its consolidated financial statements.
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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Crude oil revenues	$910,811	$1,073,933	$2,745,874	$2,600,888
Purchased crude oil sales	338,224	320,692	666,931	994,059
NGL and natural gas revenues	56,036	47,079	274,663	170,953
Purchased NGL and natural gas sales	7,010	8,763	20,219	30,508
Total revenues	$1,312,081	$1,450,467	$3,707,687	$3,796,408

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these revenues during a reporting period and record any differences between the estimated revenues and actual revenues in the following reporting period. Differences between estimated revenues and actual revenues have historically not been significant. For the three and nine months ended September 30, 2025 and 2024, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

3. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	September 30, 2025	December 31, 2024

	(In thousands)
Inventory
Equipment and materials	$56,064	$47,121
Crude oil inventory	52,434	47,178
Total inventory	108,498	94,299
Long-term inventory
Linefill in third-party pipelines	29,101	25,973
Total long-term inventory	29,101	25,973
Total	$137,599	$120,272
4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	September 30, 2025	December 31, 2024

	(In thousands)
Accounts receivable, net
Trade and other accounts	$945,608	$1,029,343
Joint interest accounts	277,359	283,696
Total accounts receivable	1,222,967	1,313,039
Less: allowance for credit losses	(12,639)	(14,066)
Total accounts receivable, net	$1,210,328	$1,298,973

Revenues and production taxes payable
Royalties payable and revenue suspense	$622,172	$706,674
Production taxes payable	48,802	46,068
Total revenue and production taxes payable	$670,974	$752,742

Accrued liabilities
Accrued oil and gas marketing	$309,852	$203,899
Accrued capital costs	252,575	252,827
Accrued lease operating expenses	121,340	148,837
Accrued general and administrative expenses	32,828	61,319
Current portion of asset retirement obligations	16,520	26,065
Accrued dividends	—	16,062
Other accrued liabilities	28,266	23,287
Total accrued liabilities	$761,381	$732,296

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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at September 30, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$66,502	$—	$66,502
Contingent consideration (see Note 6)	—	24,640	—	24,640
Investment in unconsolidated affiliate (see Note 9)	124,562	—	—	124,562
Total assets	$124,562	$91,142	$—	$215,704
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$1,094	$—	$1,094
Total liabilities	$—	$1,094	$—	$1,094

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$18,793	$—	$18,793
Contingent consideration (see Note 6)	—	22,780	—	22,780
Investment in unconsolidated affiliate (see Note 9)	142,201	—	—	142,201
Total assets	$142,201	$41,573	$—	$183,774
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$2,246	$—	$2,246
Total liabilities	$—	$2,246	$—	$2,246
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
Investment in unconsolidated affiliate. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at September 30, 2025 and December 31, 2024, respectively. See Note 9—Investment in Unconsolidated Affiliate for additional information.
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
No impairment expense was recorded on proved oil and gas properties during the three or nine months ended September 30, 2025. The Company will continue to evaluate the recoverability of the carrying value of its oil and gas properties as a result of a future material or extended decline in the price of crude oil, NGLs or natural gas or a material increase in the costs of labor, materials or services.
Business Combinations. The Company records the fair value of the oil and gas properties acquired using an income approach based on the net discounted future cash flows from the oil and gas properties and related assets acquired. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward pricing assumptions (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed in this acquisition at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the acquisition date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. This valuation technique was used in the following business combination:
•Enerplus Arrangement. On May 31, 2024, the Company completed the Arrangement with Enerplus. The assets acquired and liabilities assumed were recorded at fair value as of May 31, 2024. In addition, the Company recorded goodwill as a result of the Enerplus Arrangement, which was fully impaired during the second quarter of 2025, as described under Goodwill Impairment below.
See Note 8—Acquisitions for additional information.

Goodwill Impairment. The Company tested goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicated that the fair value of its reporting unit may have been reduced below its carrying value. The decline in the Company’s market capitalization during the second quarter of 2025, which was impacted by a decline in crude oil and natural gas prices, indicated that it was more likely than not that the fair value of the Company’s reporting unit was less than its carrying value, which warranted a goodwill impairment test as of June 30, 2025. The fair value of the Company’s reporting unit was determined using an income approach analysis based on the Company’s net discounted future cash flows. The discounted cash flows were based on management’s expectations for the future and unobservable inputs and assumptions, which included estimates of future oil and gas production from the Company’s reserve report, commodity prices based on sales contract terms or forward pricing assumptions as of the date of the estimate (adjusted for basis differentials), operating and development costs, and a discount rate based on the Company’s weighted-average cost of capital (all of which are designated as Level 3 inputs within the fair value hierarchy). The impairment test performed by the Company indicated that the fair value of its reporting unit was less than its carrying value, and that there was no remaining implied fair value attributable to goodwill. Based on these results, the Company recognized a non-cash impairment charge of $539.3 million to reduce the carrying value of goodwill to zero as of June 30, 2025. The non-cash impairment charge is included within impairment and exploration expenses on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.
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
At September 30, 2025, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2025	Two-way collar	1,380,000	Bbls			$65.00	$76.05
Crude oil	2025	Three-way collar	552,000	Bbls		$52.50	$67.50	$81.37
Crude oil	2025	Fixed price swaps	1,196,000	Bbls	$68.84
Crude oil	2026	Three-way collar	4,230,000	Bbls		$51.07	$65.80	$77.51
Crude oil	2026	Two-way collar	1,070,000	Bbls			$63.41	$71.23
Crude oil	2026	Fixed price swaps	1,548,000	Bbls	$66.42
Crude oil	2027	Three-way collar	1,040,500	Bbls		$50.00	$60.86	$72.80
Crude oil	2027	Two-way collar	546,000	Bbls			$60.00	$66.12
Natural gas	2025	Two-way collar	2,070,000	MMBtu			$4.00	$4.87
Natural gas	2025	Fixed price swaps	10,350,000	MMBtu	$3.99
Natural gas	2026	Two-way collar	16,847,500	MMBtu			$3.77	$4.43
Natural gas	2026	Fixed price swaps	16,432,500	MMBtu	$3.84
Natural gas	2027	Fixed price swaps	3,620,000	MMBtu	$4.02
Natural gas	2027	Two-way collar	4,525,000	MMBtu			$3.75	$4.18

Subsequent to September 30, 2025, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Natural gas	2026	Fixed price swaps	3,650,000	MMBtu	$3.93
Crude oil	2026	Fixed-price swaps	184,000	Bbls	$59.81
Natural gas	2027	Fixed-price swaps	3,650,000	MMBtu	$4.00
Crude oil	2027	Three-way collars	365,000	Bbls		$50.00	$60.00	$70.19
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
Contingent consideration. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The Contingent Consideration is marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Condensed Consolidated Statements of Operations as a net gain or loss on derivative instruments. The estimated fair value of the Contingent Consideration was classified as a current derivative asset of $24.6 million and $22.8 million on the Condensed Consolidated Balance Sheet at September 30, 2025 and December 31, 2024, respectively. See Note 5—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statements of Operations Location	2025	2024	2025	2024

		(In thousands)
Commodity derivatives	Net gain on derivative instruments	$19,784	$54,143	$80,814	$27,147
Commodity derivatives (buy/sell transportation contract)	Gathering, processing and transportation expenses(1)	—	—	—	(5,877)
Contingent consideration	Net gain on derivative instruments (2)	940	(1,422)	1,860	2,606
__________________
(1)The change in the fair value of the transportation derivative contract was recorded in GPT expenses as a loss for the nine months ended September 30, 2024.
(2)The change in the fair value of the Contingent Consideration was recorded in net gain on derivative instruments as a gain for the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024 and as a loss for the three months ended September 30, 2024.
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

The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$80,516	$(18,956)	$61,560
Contingent consideration	Derivative instruments — current assets	24,640	—	24,640
Commodity derivatives	Derivative instruments — non-current assets	25,019	(20,077)	4,942
Total derivatives assets		$130,175	$(39,033)	$91,142

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$18,956	$(18,956)	$—
Commodity derivatives	Derivative instruments — non-current liabilities	21,171	(20,077)	1,094
Total derivatives liabilities		$40,127	$(39,033)	$1,094

		December 31, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$33,579	$(20,415)	$13,164
Contingent consideration	Derivative instruments — current assets	22,780	—	22,780
Commodity derivatives	Derivative instruments — non-current assets	31,676	(26,047)	5,629
Total derivatives assets		$88,035	$(46,462)	$41,573

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$21,645	$(20,415)	$1,230
Commodity derivatives	Derivative instruments — non-current liabilities	27,063	(26,047)	1,016
Total derivatives liabilities		$48,708	$(46,462)	$2,246
7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment for the periods presented:

	September 30, 2025	December 31, 2024

	(In thousands)
Proved oil and gas properties	$13,151,749	$11,923,792
Less: Accumulated depletion	(3,185,637)	(2,115,428)
Proved oil and gas properties, net	9,966,112	9,808,364
Unproved oil and gas properties	783,221	846,994
Other property and equipment	59,970	58,158
Less: Accumulated depreciation	(30,205)	(27,347)
Other property and equipment, net	29,765	30,811
Total property, plant and equipment, net	$10,779,098	$10,686,169

8. Acquisitions
2025 Acquisition
On September 15, 2025, a wholly-owned subsidiary of the Company entered into a definitive agreement to acquire certain developed and undeveloped oil and gas assets located in the Williston Basin from XTO Energy Inc. and affiliates (collectively, “XTO”), subsidiaries of Exxon Mobil Corporation, for total cash consideration of $550.0 million, subject to customary purchase price adjustments (the “2025 Williston Basin Acquisition”). Upon execution of the purchase and sale agreement, the Company paid a cash deposit of $55.0 million to XTO, which was applied to the purchase price at closing. The deposit was classified as other assets in the Company’s Condensed Consolidated Balance Sheets at September 30, 2025.
On October 31, 2025, the Company completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million (including customary preliminary purchase price adjustments). The Company funded the 2025 Williston Basin Acquisition with proceeds from the issuance of the 2030 Senior Notes (defined in Note 10—Long-Term Debt) and cash on hand. The effective date of the 2025 Williston Basin Acquisition was September 1, 2025. The Company is currently evaluating whether the 2025 Williston Basin Acquisition qualifies as a business combination or an asset acquisition.
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
Purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the Arrangement at their estimated fair value on May 31, 2024 of $4.1 billion. Goodwill was recognized as a result of the Arrangement, none of which was deductible for income tax purposes, and was primarily attributable to additional operational and financial synergies expected to be realized from the combined operations. Determining the fair value of the assets and liabilities of Enerplus required judgment and certain assumptions to be made. See Note 5—Fair Value Measurements for additional information.
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

Nine Months Ended September 30,
2024

Revenues	$4,397,893
Net income	812,294

9. Investment in Unconsolidated Affiliate
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s investment in Energy Transfer was $124.6 million and $142.2 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in unconsolidated affiliate on the Condensed Consolidated Balance Sheet.
During the three and nine months ended September 30, 2025, the Company recorded a net loss of $4.6 million and $10.5 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in fair value of the investment of $7.0 million and $17.6 million, respectively, partially offset by a realized gain for cash distributions received of $2.4 million and $7.1 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded a net gain of $1.1 million and $23.2 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in the fair value of its investment of $1.2 million and an unrealized gain for the change in fair value of its investment of $16.3 million, respectively, and a realized gain for cash distributions received of $2.3 million and $6.9 million, respectively.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2025	December 31, 2024

	(In thousands)
Senior secured revolving line of credit	$—	$445,000
2030 Senior Notes	750,000	—
2033 Senior Notes	750,000	—
2026 Senior Notes	—	400,000
Less: unamortized deferred financing costs	(21,173)	(2,400)
Total long-term debt, net	$1,478,827	$842,600
Senior secured revolving line of credit. As of September 30, 2025, the Company had a senior secured revolving credit facility (the “Credit Facility”) among Oasis Petroleum North America LLC, the Company, Chord Energy LLC, Enerplus, the other guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and issuing bank. As of September 30, 2025, the maturity date of the Credit Facility was July 1, 2027. In February 2025, the Company completed its semi-annual borrowing base redetermination, setting the borrowing base at $2.75 billion, and increasing the aggregate amount of elected commitments from $1.5 billion to $2.0 billion.
In November 2025, the Company entered into a seventh amended and restated credit agreement (the “Seventh Amended Credit Facility”). In connection with entry into the Seventh Amended Credit Facility, the semi-annual redetermination of the Company’s borrowing base was completed in November 2025, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. Pursuant to the Seventh Amended Credit Facility, the maturity date was extended from July 1, 2027 to November 3, 2029 and the Term SOFR Loans are no longer subject to the 0.1% credit spread adjustment. Additionally, certain baskets were increased and certain provisions were updated to reflect current market practice. The Credit Facility’s borrowing base is subject to redetermination semi-annually, on or about April 1 and October 1, with the next redetermination scheduled for April 1, 2026.
At September 30, 2025, the Company had no borrowings outstanding and $32.1 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1,967.9 million. At December 31, 2024, the Company had $445.0 million borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1,028.1 million.
During the three and nine months ended September 30, 2025, the weighted average interest rate incurred on borrowings on the Credit Facility was 6.60% and 6.51%, respectively. During the three and nine months ended September 30, 2024, the weighted average interest rate was 7.51% for both periods. The Company was in compliance with the financial covenants under the Credit Facility at September 30, 2025. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.

Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). The Company incurs interest on outstanding loans at their respective interest rates plus a margin rate ranging between 1.75% to 2.75% for Term SOFR Loans and 0.75% to 1.75% for ABR Loans or Swingline Loans. In addition, Term SOFR Loans were also subject to a 0.1% credit spread adjustment prior to the Seventh Amended Credit Facility. The unused borrowing base is subject to a commitment fee ranging between 0.375% to 0.500%.
2030 Senior Notes. On September 30, 2025, the Company issued in a private placement $750.0 million of 6.000% senior unsecured notes due October 1, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $739.6 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2026. The proceeds were used (i) to fund the 2025 Williston Basin Acquisition and to pay related costs and expenses, (ii) to pay fees and expenses associated with the offering of the 2030 Senior Notes and (iii) for general corporate purposes, including repayment of a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2030 Senior Notes, the Company recorded deferred financing costs of $10.4 million, which are amortized to interest expense on the Company’s Consolidated Statement of Operations over the term of the 2030 Senior Notes. As of September 30, 2025, the fair value of the 2030 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $744.8 million.
2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year, which began on September 15, 2025. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.6 million, which are amortized to interest expense on the Company’s Consolidated Statement of Operations over the term of the 2033 Senior Notes. As of September 30, 2025, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $759.9 million.
The 2030 Senior Notes and the 2033 Senior Notes are guaranteed on a senior unsecured basis by certain subsidiaries of the Company (the “Chord Guarantors”). These guarantees are full and unconditional and joint and several among the Chord Guarantors, subject to certain customary release provisions. The indentures governing the 2030 Senior Notes and the 2033 Senior Notes contain customary events of default as well as cross-default provisions with other indebtedness of Chord and its restricted subsidiaries.
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

11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2025 (in thousands):

(In thousands)

Balance at December 31, 2024	$308,434
Liabilities incurred during period	3,681
Liabilities settled during period	(21,163)
Liabilities settled through divestitures	(82)
Accretion expense during period	27,349
Revisions to estimates	98,683
Balance at September 30, 2025	$416,902
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. The revisions to estimates of $98.7 million included in the table above relate to updates in the plugging and abandonment cost estimates of the Company’s wells in North Dakota recorded during the three months ended June 30, 2025. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2025, the current portion of the total ARO balance was $16.5 million and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
12. Income Taxes
The Company’s effective tax rate was 23.6% and 131.3% for the three and nine months ended September 30, 2025, respectively, as compared to an effective tax rate of 26.1% and 25.2% for the three and nine months ended September 30, 2024, respectively.
The effective tax rate for the three months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of state income taxes. The effective tax rate for the nine months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of goodwill impairment. The effective tax rate for the three months ended September 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of state income taxes and Canadian losses for which no benefit is recognized. The effective tax rate for the nine months ended September 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation, among other things, makes permanent, extends, or modifies certain provisions under the Inflation Reduction Act and Tax Cuts and Jobs Act. Significant provisions impacting the Company include (i) the permanent reinstatement of 100% bonus depreciation on qualified property, and (ii) the allowance for immediate and full expensing of domestic research and experimentation expenditures. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the three or nine months ended September 30, 2025.
13. Equity-Based Compensation
The Company has granted RSUs and PSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $6.5 million and $19.5 million in equity-based compensation expenses related to equity-classified awards, respectively. During the three and nine months ended September 30, 2024, the Company recognized $5.9 million and $16.1 million in equity-based compensation expenses related to equity-classified awards, respectively. Equity-based compensation expenses related to liability-classified awards were not material for the three and nine months ended September 30, 2025 and 2024.
Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, all Enerplus equity-based compensation awards became fully vested and paid in cash. The fair value of the equity-classified awards that vested on May 31, 2024 was $102.4 million.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year, three-year or four-year period (as applicable) and are subject to a service condition. During the nine months ended September 30, 2025, the Company granted 200,461 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $118.27 per share.

Performance share units. During the nine months ended September 30, 2025, the Company granted PSUs that include (i) total stockholder return (“TSR”) PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the applicable performance period on December 31, 2027, subject to the level of achievement with respect to certain performance goals.
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
During the nine months ended September 30, 2025, the Company granted (i) 24,730 Absolute TSR PSUs to employees of the Company with a weighted average grant date fair value of $170.38 per share and (ii) 74,219 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $136.18 per share.
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
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs granted during the nine months ended September 30, 2025:

Absolute and Relative TSR PSUs
Nine Months Ended September 30, 2025
Forecast period (years)	3
Risk-free interest rate	4.3%
Implied equity volatility	33%
Stock price on date of grant	$122.11
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the nine months ended September 30, 2025, the Company granted 11,900 phantom unit awards to employees with a weighted average grant date fair value of $121.70 per share.
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

Dividends
The following table summarizes the Company’s fixed and variable dividends declared for the nine months ended September 30, 2025 and 2024:

	Rate per Share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q3 2025	$1.30	$—	$1.30	$74,772
Q2 2025	1.30	—	1.30	75,733
Q1 2025	1.30	—	1.30	77,429
Total	$3.90	$—	$3.90	$227,934

Q3 2024	$1.25	$1.27	$2.52	$157,090
Q2 2024	1.25	1.69	2.94	124,708
Q1 2024	1.25	2.00	3.25	137,541
Total	$3.75	$4.96	$8.71	$419,339
Total dividends declared in the table above include $0.6 million and $2.0 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $5.9 million for the three and nine months ended September 30, 2024, respectively.
On November 4, 2025, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on December 5, 2025 to shareholders of record as of November 19, 2025.
Share Repurchase Program
In August 2025, the Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, which replaced the Company’s previous $750.0 million share repurchase program. The Company has repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits the Company to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require the Company to make purchases within a particular time frame.
During the nine months ended September 30, 2025, the Company repurchased 3,388,561 shares of common stock at a weighted average price of $104.61 per common share for a total cost of $354.5 million, excluding accrued excise tax of $3.3 million. As of September 30, 2025, there was $962.2 million of capacity remaining under the Company’s $1.0 billion share repurchase program.
During the nine months ended September 30, 2024, the Company repurchased 1,509,996 shares of common stock at a weighted average price of $157.47 per common share for a total cost of $237.8 million, under its previous $750.0 million repurchase program.
Warrants
The Company had 888,406 warrants expire on September 1, 2025. As of September 30, 2025, the Company had no remaining warrants outstanding. During each of the three and nine months ended September 30, 2025, an immaterial amount of warrants were exercised, and during the three and nine months ended September 30, 2024, there were 922,475 and 1,993,326 warrants exercised, respectively.

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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024

	(In thousands, except per share data)
Net income (loss)	$130,111	$225,316	$(39,957)	$638,030
Distributed and undistributed earnings allocated to participating securities	(751)	(778)	(1,313)	(2,598)
Net income (loss) attributable to common stockholders (basic)	129,360	224,538	(41,270)	635,432
Reallocation of distributed and undistributed earnings allocated to participating securities	—	3	—	19
Net income (loss) attributable to common stockholders (diluted)	$129,360	$224,541	$(41,270)	$635,451

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	57,157	61,802	57,141	50,388
Dilutive effect of share-based awards	—	365	54	413
Dilutive effect of warrants	—	462	—	706
Diluted weighted average common shares outstanding	57,157	62,629	57,195	51,507

Basic earnings (loss) per share	$2.26	$3.63	$(0.72)	$12.61
Diluted earnings (loss) per share	$2.26	$3.59	$(0.72)	$12.34

Anti-dilutive weighted average common shares:
Potential common shares	771	1,505	910	1,853

For the three and nine months ended September 30, 2025 and 2024, the diluted earnings (loss) per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
16. Commitments and Contingencies
As of September 30, 2025, the Company’s material off-balance sheet arrangements and transactions include $32.1 million in outstanding letters of credit issued under the Credit Facility and $97.3 million in net surety bond exposure issued as financial assurance on certain agreements.
As of September 30, 2025, there have been no material changes to the Company’s commitments and contingencies disclosed in Note 21—Commitments and Contingencies in the 2024 Annual Report.
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
•the actions taken by OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with production levels;
•changes in trade policies and regulations, including increases or change in duties, current and potentially new tariffs or quotas; and other similar measures, as well as the potential impact of retaliatory tariffs and other actions;
•war between Russia and Ukraine, military conflicts in the Red Sea Region, evolving war between Hamas and Israel and conflict between Iran and Israel, and their effect on commodity prices;
•changes in general economic and geopolitical conditions;
•inflation rates and the impact of associated monetary policy responses, including fluctuating interest rates;
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

•failure to realize the anticipated benefits or synergies from the Arrangement (as defined in the “Results of Operations” section of Item 2 below) in the timeframe expected or at all;
•our ability to realize the anticipated benefits from the 2025 Williston Basin Acquisition (as defined in the “Recent Developments” section of Item 2 below);
•property acquisitions and divestitures;
•integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness, including the 2025 Williston Basin Acquisition and the Arrangement;
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
•our ability to comply with the covenants under our Credit Facility and other indebtedness;
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
•governmental regulation, including, but not limited to, that of the Federal Energy Regulatory Commission (“FERC”), and the taxation of the oil and gas industry;
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
•the impact of disruptions in the financial markets, including bank failures and the volatile interest rate environment;
•plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2024 Annual Report and in our other filings with the SEC.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Some of the key factors which could cause actual results to vary from our expectations include changes in crude oil, NGL and natural gas prices, climatic and environmental conditions, the timing of planned capital expenditures, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, inflation, changing trade policies, the proximity to and capacity of transportation facilities and uncertainties regarding environmental regulations or litigation, the U.S. government shutdown and other legal or regulatory developments affecting our business, as well as those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years, including sustained decreases during 2025, and may continue to fluctuate widely or continue to decrease in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGLs and natural gas. The potential for continued volatility in our markets, economic uncertainty and unfavorable oil and gas market dynamics, including OPEC+ announcements during the second and third quarters of 2025 to increase oil production targets, U.S. tariffs and potential retaliatory tariffs, may have an adverse impact on our future business operations, financial condition and liquidity. Volatility in the energy markets persisted through the third quarter of 2025, with the price of crude oil experiencing a period of recovery early in the third quarter from the declines seen during the second quarter and then stabilized late in the third quarter; however, more recently, prices have continued to exhibit signs of volatility. Further decline in the price of crude oil, or a sustained depression of the price of crude oil for an extended period of time, could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced and our access to capital.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of September 30, 2025, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems.
Recent Developments
Williston Basin Acquisition
On September 15, 2025, we entered into a definitive agreement to acquire certain developed and undeveloped oil and gas assets located in the Williston Basin from XTO Energy Inc. and affiliates (collectively, “XTO”), subsidiaries of Exxon Mobil Corporation, for total cash consideration of $550.0 million, subject to customary purchase price adjustments (the “2025 Williston Basin Acquisition”).
On October 31, 2025, we completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including a deposit of $55.0 million paid to XTO upon execution of the purchase and sale agreement and $487.2 million paid to XTO at closing (including customary preliminary purchase price adjustments). We funded the 2025 Williston Basin Acquisition with proceeds from the issuance of the 2030 Senior Notes and cash on hand. The effective date of the 2025 Williston Basin Acquisition was September 1, 2025.

Results of Operations
Comparability of Financial Statements
On May 31, 2024, we acquired Enerplus Corporation (“Enerplus”) in a stock-and-cash transaction (“the “Arrangement”). Enerplus was an independent North American oil and gas E&P company domiciled in Canada with substantially all of its producing assets in the Williston Basin of North Dakota, with limited non-operated interests in the Marcellus Shale. The results of operations presented below relate to the periods ended September 30, 2025, June 30, 2025 and September 30, 2024. The results reported for the three and nine months ended September 30, 2025 and the three months ended June 30, 2025 reflect the consolidated results of Chord, including combined operations with Enerplus, while the results reported for the nine months ended September 30, 2024 reflect the consolidated results of Chord, including the impact from the business combination with Enerplus beginning on May 31, 2024, unless otherwise noted.
Operational and Financial Highlights
•Production volumes averaged 280,857 Boepd (55% oil), including crude oil volumes of 155,698 Bopd in the third quarter of 2025.
•E&P and other capital expenditures (excluding capitalized interest) were $333.7 million in the third quarter of 2025.
•Lease operating expenses (“LOE”) were $9.62 per Boe in the third quarter of 2025.
•Net cash provided by operating activities was $559.0 million and net income was $130.1 million in the third quarter of 2025.
•Issued $750.0 million 6.000% senior unsecured notes due October 1, 2030 (the “2030 Senior Notes”) in September 2025.
Shareholder Return Highlights
•Paid $1.30 per share base cash dividend on September 8, 2025.
•Repurchased $83.0 million of common stock in the third quarter of 2025.
•Declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on December 5, 2025 to shareholders of record as of November 19, 2025.
Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Our crude oil, NGL and natural gas revenues for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 due to the Arrangement, which closed on May 31, 2024 and expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGLs and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended September 30, 2025	Three Months Ended June 30, 2025	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues (in thousands)
Crude oil revenues	$910,811	$878,928	$2,745,874	$2,600,888
NGL revenues	24,821	28,569	114,736	114,055
Natural gas revenues	31,215	42,769	159,927	56,898
Purchased oil and gas sales	345,234	230,294	687,150	1,024,567
Total revenues	$1,312,081	$1,180,560	$3,707,687	$3,796,408
Production data
Crude oil (MBbls)	14,324	14,263	42,422	34,372
NGLs (MBbls)	5,073	4,926	14,324	11,572
Natural gas (MMcf)(1)	38,653	38,759	114,715	84,428
Oil equivalents (MBoe)	25,839	25,649	75,865	60,015
Average daily production (Boepd)	280,857	281,858	277,893	219,033
Average daily crude oil production (Bopd)	155,698	156,734	155,391	125,445
Average sales prices
Crude oil (per Bbl)
Average sales price	$63.59	$61.62	$64.73	$75.67
Effect of derivative settlements(2)	0.57	0.96	0.51	(0.13)
Average realized price after the effect of derivative settlements(2)	$64.16	$62.58	$65.24	$75.54
NGLs (per Bbl)
Average sales price	$4.89	$5.80	$8.01	$9.86
Effect of derivative settlements(2)	—	—	—	—
Average realized price after the effect of derivative settlements(2)	$4.89	$5.80	$8.01	$9.86
Natural gas (per Mcf)
Average sales price(1)	$0.81	$1.10	$1.39	$0.67
Effect of derivative settlements(2)	0.30	0.01	0.11	—
Average realized price after the effect of derivative settlements(1)(2)	$1.11	$1.11	$1.50	$0.67
____________________
(1)For the three months ended September 30, 2025 and June 30, 2025, natural gas production volume from the Marcellus Shale was 10,813 MMcf and 11,821 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $2.16 per Mcf and $2.49 per Mcf for the three months ended September 30, 2025 and June 30, 2025, respectively. For the nine months ended September 30, 2025 and 2024, natural gas production volume from the Marcellus Shale was 34,197 MMcf and 14,272 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $3.14 per Mcf and $1.41 per Mcf for the nine months ended September 30, 2025 and 2024, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended September 30, 2025 as compared to three months ended June 30, 2025
Crude oil revenues. Our crude oil revenues increased $31.9 million to $910.8 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $28.0 million due to higher crude oil realized prices quarter over quarter, coupled with an increase of $3.9 million due to higher crude oil production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $1.96 per barrel quarter over quarter to an average of $63.59 per barrel for the three months ended September 30, 2025 primarily due to an increase in NYMEX WTI.

NGL revenues. Our NGL revenues decreased $3.7 million to $24.8 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The decrease was primarily due to lower realized NGL prices quarter over quarter resulting in a $4.4 million decrease, partially offset by an increase of $0.7 million due to higher NGL production volumes sold quarter over quarter. Average NGL sales prices, without derivative settlements, decreased by $0.91 per barrel quarter over quarter to an average of $4.89 per barrel for the three months ended September 30, 2025 primarily due to decreases in the corresponding NGL product index prices.
Natural gas revenues. Our natural gas revenues decreased $11.6 million to $31.2 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The decrease was primarily due to lower natural gas realized prices quarter over quarter resulting in an $11.5 million decrease, coupled with a decrease of $0.1 million due to lower natural gas production volumes sold quarter over quarter. Average natural gas sales prices, without derivative settlements, decreased by $0.30 per Mcf quarter over quarter to $0.81 per Mcf for the three months ended September 30, 2025 primarily due to lower index prices quarter over quarter. Additionally, natural gas production volume from the Marcellus Shale decreased from 11,821 MMcf for the three months ended June 30, 2025 to 10,813 MMcf for the three months ended September 30, 2025 as a result of production curtailment in response to Marcellus Shale gas price declines.
Purchased oil and gas sales. Purchased oil and gas sales increased $114.9 million to $345.2 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold quarter over quarter, coupled with increased crude oil prices over the same period.
Nine months ended September 30, 2025 as compared to nine months ended September 30, 2024
Crude oil revenues. Our crude oil revenues increased $145.0 million to $2,745.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our crude oil revenues increased $491.4 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, crude oil revenues decreased $379.1 million due to lower crude oil realized prices, partially offset by an increase of $32.7 million due to higher crude oil production volumes sold. Average crude oil sales prices, without derivative settlements, decreased by $10.94 per barrel period over period to an average of $64.73 per barrel for the nine months ended September 30, 2025 due to decreases in NYMEX WTI and widening in-basin differentials period over period.
NGL revenues. Our NGL revenues increased $0.7 million to $114.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our NGL revenues increased $3.8 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, NGL revenues decreased $10.6 million due to lower realized NGL prices period over period, partially offset by an increase of $7.5 million due to higher NGL production volumes sold. Average NGL sales prices, without derivative settlements, decreased by $1.85 per barrel period over period to an average of $8.01 per barrel for the nine months ended September 30, 2025 primarily due to decreases in the corresponding NGL product index prices and widening differentials period over period.
Natural gas revenues. Our natural gas revenues increased $103.0 million to $159.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our natural gas revenues increased $69.0 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, natural gas revenues increased $34.4 million primarily due to higher average natural gas realized prices. Average natural gas sales prices, without derivative settlements, increased by $0.72 per Mcf period over period to $1.39 per Mcf for the nine months ended September 30, 2025 primarily due to increases in index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales decreased $337.4 million to $687.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This decrease was primarily due to a decrease in the volume of crude oil purchased and subsequently sold period over period, coupled with decreased crude oil prices over the same period.

Expenses and other income (expense)
Certain operating expenses, including LOE, GPT expenses and DD&A, increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to the Arrangement, which closed on May 31, 2024 and expanded our operations primarily in the Williston Basin.
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended September 30, 2025	Three Months Ended June 30, 2025	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$248,604	$256,966	$738,644	$582,908
Gathering, processing and transportation expenses	73,052	74,100	220,467	194,467
Purchased oil and gas expenses	340,947	231,745	684,060	1,021,739
Production taxes	79,509	68,965	223,116	244,410
Depreciation, depletion and amortization	374,919	376,997	1,101,725	757,036
General and administrative expenses	21,861	32,540	92,778	159,904
Impairment and exploration	2,034	541,940	545,957	14,908
Total operating expenses	1,140,926	1,583,253	3,606,747	2,975,372
Gain (loss) on sale of assets, net	(365)	(522)	4,628	13,814
Operating income (loss)	170,790	(403,215)	105,568	834,850
Other income (expense)
Net gain on derivative instruments	20,724	82,231	82,674	29,753
Net gain (loss) from investment in unconsolidated affiliate	(4,646)	(962)	(10,507)	23,246
Interest expense, net of capitalized interest	(18,717)	(18,788)	(53,324)	(38,946)
Loss on debt extinguishment	—	—	(3,494)	—
Other income	2,146	5,045	6,692	4,253
Total other income (expense), net	(493)	67,526	22,041	18,306
Income (loss) before income taxes	170,297	(335,689)	127,609	853,156
Income tax expense	(40,186)	(54,216)	(167,566)	(215,126)
Net income (loss)	$130,111	$(389,905)	$(39,957)	$638,030
Costs and expenses (per Boe of production)
Lease operating expenses	$9.62	$10.02	$9.74	$9.71
Gathering, processing and transportation expenses	2.83	2.89	2.91	3.24
Production taxes	3.08	2.69	2.94	4.07
Three months ended September 30, 2025 as compared to three months ended June 30, 2025
Lease operating expenses. LOE decreased $8.4 million to $248.6 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The decrease was primarily due to a reduction in workover activity of $17.2 million, partially offset by higher variable costs of $7.0 million quarter over quarter. The same factors contributed to a decrease in LOE per BOE, which decreased $0.40 per Boe quarter over quarter to $9.62 per Boe for the three months ended September 30, 2025.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $109.2 million to $340.9 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025 primarily due to an increase in the volume of crude oil purchased and subsequently sold quarter over quarter coupled with increased crude oil prices over the same period.

Production taxes. Production taxes increased $10.5 million to $79.5 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The increase was primarily due to the impact of higher crude oil revenues quarter over quarter coupled with less non-recurring refunds related to certain North Dakota wells receiving extraction tax exemptions within the three months ended September 30, 2025. The production tax rate as a percentage of crude oil, NGL and natural gas revenues of 8.2% for the three months ended September 30, 2025 increased from 7.3% for the three months ended June 30, 2025 primarily as a result of less non-recurring refunds within the current quarter.
General and administrative expenses. G&A expenses decreased $10.7 million to $21.9 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The decrease was primarily attributable to decreases in various general corporate expenses of $6.7 million coupled with a decrease in merger-related costs of $2.9 million. Merger-related costs for the three months ended June 30, 2025 were $2.9 million and were primarily comprised of severance and advisory expenses related to the Arrangement. Merger-related costs for the three months ended September 30, 2025 were not material.
Impairment and exploration. There were no significant impairment charges during the three months ended September 30, 2025. As a result of a decrease in the price of our common stock during the three months ended June 30, 2025, which was impacted by a decline in crude oil and natural gas prices over that same period, we recorded an impairment charge on our goodwill of $539.3 million for the three months ended June 30, 2025.
Derivative instruments. We recorded a $20.7 million net gain on derivative instruments for the three months ended September 30, 2025, which was comprised of a net gain of $19.8 million associated with our commodity derivative contracts and an unrealized gain of $0.9 million associated with a contract that includes contingent consideration. The net gain of $19.8 million on commodity derivative contracts primarily included a realized gain of $19.8 million on settled commodity derivative contracts coupled with an insignificant unrealized gain related to the change in fair value of our commodity derivative contracts. During the three months ended June 30, 2025, we recorded a $82.2 million net gain on derivative instruments, which was comprised of a net gain of $82.0 million associated with our commodity derivative contracts and an unrealized gain of $0.2 million associated with a contract that includes contingent consideration. The net gain of $82.0 million on commodity derivative contracts included an unrealized gain of $67.9 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices coupled with a realized gain of $14.1 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $4.6 million net loss related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended September 30, 2025, which included an unrealized loss of $7.0 million as a result of a decrease in the fair value of the investment during the quarter, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter. During the three months ended June 30, 2025, we recorded a $1.0 million net loss related to our investment in Energy Transfer, which included an unrealized loss of $3.3 million as a result of a decrease in the fair value of the investment during the quarter, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter.
Income tax expense. Our effective tax rate was recorded at 23.6% of pre-tax income for the three months ended September 30, 2025 and (16.2)% of pre-tax loss for the three months ended June 30, 2025. The effective tax rate for the three months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes. The effective tax rate for the three months ended June 30, 2025 was lower than the statutory federal rate of 21% primarily as a result of the impact of the goodwill impairment charge, coupled with a loss before income taxes, recorded during the same period.
Nine months ended September 30, 2025 as compared to nine months ended September 30, 2024
Lease operating expenses. LOE increased $155.7 million to $738.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily driven by our expanded operations after the Arrangement contributing $115.3 million of additional LOE period over period, as well as increased workover costs of $27.1 million and increased fixed and variable costs of $16.4 million primarily due to new wells brought online during the nine months ended September 30, 2025. LOE per Boe increased $0.03 per Boe period over period to $9.74 per Boe for the nine months ended September 30, 2025.
Gathering, processing and transportation expenses. GPT expenses increased $26.0 million to $220.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to our expanded operations after the Arrangement contributing $48.2 million of additional GPT expenses. This increase was partially offset by lower transportation rates of $12.8 million, primarily due to several contracts expiring during the year ended December 31, 2024, and lower fair value losses of $5.9 million attributable to the completion of a derivative transportation contract in June 2024. GPT expenses decreased $0.33 per Boe period over period to $2.91 per Boe for the nine months ended September 30, 2025 primarily due to lower transportation rates and fair value losses period over period.

Purchased oil and gas expenses. Purchased oil and gas expenses decreased $337.7 million to $684.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to a decrease in the volume of crude oil purchased and subsequently sold period over period coupled with decreased crude oil prices over the same period.
Production taxes. Production taxes decreased $21.3 million to $223.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to decreases in crude oil revenues period over period due to lower crude oil prices and a reduction in the production tax rate during the nine months ended September 30, 2025 primarily due to a non-recurring refund related to certain North Dakota wells receiving an extraction tax exemption. This decrease was largely offset by a $46.0 million increase in production taxes attributable to our expanded operations after the Arrangement. The production tax rate as a percentage of crude oil, NGL and natural gas revenues decreased from 8.8% for the nine months ended September 30, 2024 to 7.4% for the nine months ended September 30, 2025 primarily due to the non-recurring refund coupled with natural gas comprising a larger percentage of total sales relative to the prior period.
Depreciation, depletion and amortization. DD&A expense increased $344.7 million to $1,101.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily due to $194.5 million of additional depletion expense due to a higher depletion rate period over period, coupled with $129.8 million of additional DD&A expense related to an overall increase in production volumes, mainly due to our expanded operations after the Arrangement, as well as an increase in accretion expense of $13.8 million. The depletion rate increased $1.81 per Boe period over period to $14.11 per Boe for the nine months ended September 30, 2025 primarily due to the purchase consideration allocated to the fair value of the oil and gas properties acquired in the Arrangement. Accretion expense increased primarily due to higher plugging and abandonment expenses and incremental accretion related to properties acquired in the Arrangement.
General and administrative expenses. G&A expenses decreased $67.1 million to $92.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to lower merger-related costs of $72.2 million. Merger-related costs for the nine months ended September 30, 2025 and 2024 were $8.1 million and $80.3 million, respectively, and were primarily comprised of severance, legal and advisory expenses related to the Arrangement. This decrease in merger-related costs was partially offset by an increase in costs associated with a larger organization after the Arrangement of $5.1 million.
Impairment and exploration. Impairment and exploration expenses increased $531.0 million to $546.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to the impairment of our goodwill. During the nine months ended September 30, 2025, we recorded an impairment charge on our goodwill of $539.3 million as a result of the decrease in the price of our common stock during the three months ended June 30, 2025, which was impacted by a decline in crude oil and natural gas prices over that same period. During the nine months ended September 30, 2024, we recorded a lower of cost or net realizable value write down of oil-in-tank inventory of $7.4 million and a $2.5 million impairment expense related to the Denver office lease and related fixed assets acquired in connection with the Arrangement.
Gain (loss) on sale of assets, net. During the nine months ended September 30, 2025 and 2024, we recorded a net gain on sale of assets of $4.6 million and $13.8 million, respectively, primarily related to the divestiture of certain non-core oil and gas properties within each period.
Derivative instruments. During the nine months ended September 30, 2025, we recorded a $82.7 million net gain on derivative instruments, which was comprised of a net gain of $80.8 million associated with our commodity derivative contracts and an unrealized gain of $1.9 million associated with a contract that includes contingent consideration. The net gain of $80.8 million on commodity derivative contracts included an unrealized gain of $47.2 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized gain of $33.6 million on settled commodity derivative contracts. During the nine months ended September 30, 2024, we recorded a $29.8 million net gain on derivative instruments, which was comprised of a net gain of $27.1 million associated with our commodity derivative contracts and an unrealized gain of $2.6 million associated with a contract that includes contingent consideration. The net gain of $27.1 million on commodity derivative contracts included an unrealized gain of $31.5 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, partially offset by a realized loss of $4.3 million on settled commodity derivative contracts.
Investment in unconsolidated affiliate. We recorded a $10.5 million net loss related to our investment in Energy Transfer for the nine months ended September 30, 2025, which included an unrealized loss of $17.6 million as a result of a decrease in the fair value of the investment during the period, partially offset by a gain of $7.1 million for cash distributions from Energy Transfer during the period. During the nine months ended September 30, 2024, we recorded a net gain of $23.2 million related to our investment in Energy Transfer, which included an unrealized gain of $16.3 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $6.9 million for cash distributions from Energy Transfer during the period.

Interest expense, net of capitalized interest. Interest expense increased $14.4 million to $53.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase is primarily due to $14.4 million of interest expense from the issuance of the 2033 Senior Notes in March 2025. Interest expense on the Credit Facility (defined below) was consistent period over period. For the nine months ended September 30, 2025, the weighted average borrowings outstanding under the Credit Facility were $283.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.5%. During the nine months ended September 30, 2024, the weighted average borrowings outstanding under the Credit Facility were $267.0 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.5%.
Loss on debt extinguishment. On March 13, 2025, we paid an aggregate of $409.1 million to purchase and satisfy and discharge the 2026 Senior Notes, resulting in a loss on debt extinguishment of $3.5 million for the nine months ended September 30, 2025. The loss primarily included the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes of $1.1 million.
Income tax expense. Our effective tax rate was recorded at 131.3% and 25.2% of pre-tax income for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate for the nine months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of the goodwill impairment charge recorded during the second quarter of 2025. The effective tax rate for the nine months ended September 30, 2024 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes.
Liquidity and Capital Resources
As of September 30, 2025, we had $2,597.1 million of liquidity available, including $1,967.9 million of aggregate unused borrowing capacity available under the Credit Facility (defined below) and $629.2 million in cash and cash equivalents, reflecting the proceeds from the issuance of the 2030 Senior Notes, which was used to fund the 2025 Williston Basin Acquisition. During the nine months ended September 30, 2025, our primary sources of liquidity were from cash flows from operations, available borrowing capacity under the Credit Facility, proceeds from the issuance of the 2030 and 2033 Senior Notes and cash on hand. During the same period, our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, debt repayments, share repurchases, acquisitions and divestitures, an acquisition deposit, and working capital requirements.
Our cash flows depend on many factors, including the price of crude oil, NGLs and natural gas and the success of our development and exploration activities as well as future acquisitions. Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations relating to the closing of the 2025 Williston Basin Acquisition, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, obligations associated with outstanding commodity derivative contracts that settle in a loss position and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through dividend payouts, supplemented by opportunistic share repurchases. On a quarterly basis, we pay a commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
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
Williston Basin Acquisition. As of September 30, 2025, in connection with the 2025 Williston Basin Acquisition, we paid a $55.0 million deposit to XTO upon execution of the purchase and sale agreement. On October 31, 2025, we completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including the $55.0 million deposit and $487.2 million paid to XTO at closing (including customary preliminary purchase price adjustments).
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

Also in connection with the Arrangement, we incurred certain costs for advisory, legal and other third-party fees which were recorded to G&A expenses on the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025, we incurred merger-related costs of $8.1 million, primarily related to severance costs and legal and advisory services. Merger-related costs for the three months ended September 30, 2025 were not material.
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
As of September 30, 2025, our commodity derivative contracts cover 3,128 MBbls of our crude oil production and 12,420,000 MMBtu of our natural gas production for 2025, 6,848 MBbls of our crude oil production and 33,280,000 MMBtu of our natural gas production for 2026 and 1,587 MBbls of our crude oil production and 8,145,000 MMBtu of our natural gas production for 2027. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.
Subsequent to September 30, 2025, we entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Natural gas	2026	Fixed-price swaps	3,650,000	MMBtu	$3.93
Crude oil	2026	Fixed-price swaps	184,000	Bbls	$59.81
Natural gas	2027	Fixed-price swaps	3,650,000	MMBtu	$4.00
Crude oil	2027	Three-way collars	365,000	Bbls		$50.00	$60.00	$70.19
Commitments. We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGLs, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $464.0 million as of September 30, 2025. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGLs and natural gas from third parties to satisfy our minimum volume commitments. See “Item 8. Financial Statements and Supplementary Data—Note 21—Commitments and Contingencies” in our 2024 Annual Report for additional information on our volume delivery commitments.
Long-term debt
Revolving credit facility. As of September 30, 2025, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.75 billion and elected commitments of $2.0 billion that was due July 1, 2027. As of September 30, 2025, we had no borrowings outstanding and $32.1 million of outstanding letters of credit, resulting in an unused borrowing capacity of $1,967.9 million. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. As of September 30, 2025, we were in compliance with the financial covenants under the Credit Facility. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
In November 2025, we entered into a seventh amended and restated credit agreement (the “Seventh Amended Credit Facility”). In connection with entry into the Seventh Amended Credit Facility, the semi-annual redetermination of our borrowing base was completed in November 2025, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. Pursuant to the Seventh Amended Credit Facility, the maturity date was extended from July 1, 2027 to November 3, 2029 and the Term SOFR Loans are no longer subject to the 0.1% credit spread adjustment. Additionally, certain baskets were increased and certain provisions were updated to reflect current market practice. The Credit Facility’s borrowing base is subject to redetermination semi-annually, on or about April 1 and October 1, with the next redetermination scheduled for April 1, 2026.
2030 Senior Notes. On September 30, 2025, we issued the 2030 Senior Notes in a private placement. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Senior Notes were issued at par and resulted in net proceeds of $739.6 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used (i) to fund the 2025 Williston Basin Acquisition and to pay related costs and expenses, (ii) to pay fees and expenses associated with the offering of the 2030 Senior Notes and (iii) for general corporate purposes, including repayment of a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2030 Senior Notes, we recorded deferred financing costs of $10.4 million. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.

2033 Senior Notes. On March 13, 2025, we issued the 2033 Senior Notes in a private placement. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year, which began on September 15, 2025. The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used to repurchase the 2026 Senior Notes tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, we recorded deferred financing costs of $11.6 million. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
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
Cash Flows
Our cash flows for the nine months ended September 30, 2025 and 2024 are presented below:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$1,635,670	$1,530,772
Net cash used in investing activities	(1,050,383)	(1,494,111)
Net cash provided by (used in) financing activities	6,971	(302,609)
Increase (decrease) in cash and cash equivalents	$592,258	$(265,948)
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $1,635.7 million for the nine months ended September 30, 2025. The increase in net cash provided by operating activities of $104.9 million as compared to the nine months ended September 30, 2024 was primarily due to our expanded operations from the Arrangement, including an increase in oil, NGL and natural gas revenues, partially offset by increases in LOE and GPT expenses. This increase was also driven by lower merger-related costs and decreased production taxes offset by changes in our working capital. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) increased net cash flows from operating activities by $1.0 million and $23.3 million during the nine months ended September 30, 2025 and 2024, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1,967.9 million at September 30, 2025, and excludes current hedge assets, which were $86.2 million at September 30, 2025. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, of which there were none at September 30, 2025.

Cash flows used in investing activities
For the nine months ended September 30, 2025, net cash used in investing activities of $1,050.4 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $1,044.8 million, a deposit paid for the 2025 Williston Basin Acquisition of $55.0 million and acreage purchased in the Williston Basin of $27.4 million, partially offset by the settlement of derivative contracts of $32.0 million, the receipt of the 2024 contingent consideration earn-out payment of $25.0 million and proceeds from divestitures of certain non-core oil and gas properties of $10.7 million. Net cash used in investing activities for the nine months ended September 30, 2024 of $1,494.1 million was primarily attributable to the Arrangement, including $395.0 million paid to settle Enerplus’ revolving bank credit facility balance, $375.8 million paid to Enerplus shareholders, $102.4 million paid to settle Enerplus’ equity awards and $5.9 million in retention bonuses paid to Enerplus employees, partially offset by cash acquired in the Arrangement of $239.9 million. Net cash used in investing activities during the nine months ended September 30, 2024 also included capital expenditures of $877.4 million and the settlement of derivative contracts of $17.8 million, partially offset by the receipt of the 2023 contingent consideration earn-out payment of $25.0 million and proceeds from divestitures of certain non-core oil and gas properties of $21.8 million.
Cash flows provided by (used in) financing activities
For the nine months ended September 30, 2025, net cash provided by financing activities of $7.0 million was primarily attributable to proceeds from the issuance of the 2030 Senior Notes and 2033 Senior Notes of $1,500.0 million. These sources of cash were partially offset by repayments under the Credit Facility of $4,132.0 million, offset by borrowings of $3,687.0 million, resulting in net repayments under the Credit Facility of $445.0 million, repayments of the 2026 Senior Notes totaling $401.4 million, payments to repurchase our common stock of $357.8 million, dividends paid to shareholders of $243.4 million, payments for income tax withholdings on vested equity-based compensation awards of $22.1 million and payment of debt issuance costs of $21.9 million primarily in connection with the issuance of the 2030 Senior Notes and 2033 Senior Notes. Net cash used in financing activities for the nine months ended September 30, 2024 of $302.6 million was primarily attributable to dividends paid to shareholders of $437.7 million, payments to repurchase our common stock of $239.8 million, repayments on the senior unsecured notes assumed from Enerplus of $63.0 million and payments for income tax withholdings on vested equity-based compensation awards of $58.0 million. These uses of cash were offset by borrowings under the credit facility of $2,250.0 million, offset by repayments of $1,780.0 million, resulting in net borrowings under the Credit Facility of $470.0 million, primarily made in connection with the Arrangement and proceeds from the exercise of outstanding warrants of $30.5 million.
Capital Expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table for the period presented:

	Three Months Ended			Nine Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	September 30, 2025

	(In thousands)
E&P	$354,781	$354,470	$333,620	$1,042,871
Other capital expenditures(1)	658	1,119	32	1,809
Total E&P and other capital expenditures(2)	355,439	355,589	333,652	1,044,680
Capitalized interest	1,079	1,109	1,128	3,316
Acquisitions	17,876	8,315	1,569	27,760
Total capital expenditures(3)	$374,394	$365,013	$336,349	$1,075,756

(1)Other capital expenditures include items such as infrastructure capital and administrative capital.
(2)Total E&P and other capital expenditures for the three and nine months ended September 30, 2025 include approximately $11.7 million for both periods, related to certain non-operated divested assets that have been reimbursed.
(3)Total capital expenditures reflected in the table above differs from the amounts shown in the statements of cash flows in our unaudited condensed consolidated financial statements because amounts reflected in the table include changes in accruals, while the amounts presented in the statements of cash flows are presented on a cash basis.
Dividends
On November 4, 2025, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on December 5, 2025 to shareholders of record as of November 19, 2025. See “Item 1. Financial Statements (Unaudited)—Note 14—Stockholders’ Equity” for additional information.

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
Share Repurchase Program
In August 2025, our Board of Directors authorized a share repurchase program of up to $1.0 billion of the common stock, which replaced our previous $750 million share repurchase program that was authorized in October 2024. During the nine months ended September 30, 2025, we repurchased 3,388,561 shares of common stock at a weighted average price of $104.61 per common share for a total cost of $354.5 million under both the August 2025 and October 2024 share repurchase programs. As of September 30, 2025, there was $962.2 million of capacity remaining under our $1.0 billion share repurchase program.
During the nine months ended September 30, 2024, we repurchased 1,509,996 shares of common stock under a previous share repurchase program at a weighted average price of $157.47 per common share for a total cost of $237.8 million.
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
The fair value of our unrealized crude oil derivative positions at September 30, 2025 was a net asset position of $51.9 million. A 10% increase in crude oil prices would reduce the fair value of this unrealized derivative asset position by approximately $49.6 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $50.6 million. The fair value of our unrealized natural gas derivative positions at September 30, 2025 was a net asset position of $9.9 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative asset position by approximately $22.0 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $12.4 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.

In addition, in connection with the 2021 divestiture of certain oil and gas properties, we are entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI crude oil exceeds $60 per barrel for such year. As of September 30, 2025, the fair value of this contingent consideration was $24.6 million. In each of January 2024 and 2025, we received $25.0 million related to the 2023 and 2024 earn-out payments, respectively. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information.
Interest rate risk. At September 30, 2025, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.000% per annum and $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum. At September 30, 2025, we had no borrowings and $32.1 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). As of September 30, 2025, there were no borrowings outstanding under our Credit Facility; therefore, a 100-basis point increase in interest rates would have no impact on our annual interest expense. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three and nine months ended September 30, 2025, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2025:

Period	Total Number of Shares Exchanged(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)(3)
July 1 – July 31, 2025	391,035	$106.55	391,035	$279,489,811
August 1 – August 31, 2025	362,873	103.72	360,095	966,167,292
September 1 – September 30, 2025	37,314	107.21	37,314	962,166,903
Total	791,222	$105.28	788,444
___________________
(1)During the third quarter of 2025, we withheld 2,778 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the third quarter of 2025, we repurchased 788,444 shares of our common stock at a weighted average price of $105.27 per common share for a total cost of $83.0 million, excluding accrued excise tax of $0.8 million, under our publicly announced share repurchase program.
(3)Our Board of Directors had previously authorized a share repurchase program of up to $750 million of our common stock. In August 2025, the Board of Directors authorized a share repurchase program covering up to $1.0 billion of common stock, which replaced the previous $750 million share repurchase program. The $1.0 billion share repurchase program has no expiration date.

Item 5. — Other Information
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.
Amendment to Credit Facility
On November 3, 2025, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to that certain Amended and Restated Credit Agreement dated as of July 1, 2022, by and among the Company, Oasis Petroleum North America LLC, a Delaware limited liability company, Wells Fargo Bank, N.A., as administrative agent, and the other parties party thereto (the “Credit Agreement”). In connection with entry into the Seventh Amendment, the semi-annual redetermination of the Company’s borrowing base under the Credit Agreement was completed on November 3, 2025, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. Pursuant to the Seventh Amendment, the maturity date of the Credit Facility was extended from July 1, 2027 to November 3, 2029 and the Term SOFR Loans are no longer subject to the 0.1% credit spread adjustment. Additionally, certain baskets were increased and certain provisions were updated to reflect current market practice.
The foregoing description of the Seventh Amendment to the Credit Agreement is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Seventh Amendment, which is attached hereto as Exhibit 10.1 and incorporated by reference into this Item 5.
Rule 10b5-1 trading arrangements.
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

2.1	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

4.1	Indenture dated September 30, 2025 by and among Chord Energy Corporation, the Guarantors and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K on September 30, 2025 and incorporated herein by reference).

10.1	Seventh Amendment to the Amended and Restated Credit Agreement, dated as of November 3, 2025, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	November 6, 2025	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Lara J. Kroll
Lara J. Kroll
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)