Form 10-K
period 2025-12-31
Chord Energy Corp
filed 2026-02-26
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-K
 _______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,544,699,884
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of registrant’s common stock outstanding as of February 23, 2026: 56,842,530
_______________________________________
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this report for the year ended December 31, 2025.

i

CHORD ENERGY CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
“Completion.” The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or crude oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
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

“Horizontal drilling.” A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval, which may include longer laterals and alternate shapes.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in or incorporated by reference into this Annual Report on Form 10-K, regarding, but not limited to, our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “aim,” “mission,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plans” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. In particular, the factors discussed below and detailed under “Part 1, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
We believe these factors and risks relate to forward-looking statements including, but not limited to, the following:
•crude oil, NGL and natural gas realized prices;
•uncertainty regarding the future actions of foreign oil producers and the related impacts such actions have on the balance between the supply of and demand for crude oil, NGL and natural gas;
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
•war between Russia and Ukraine, military conflicts in the Red Sea Region and the wider Middle East and their effect on commodity prices;
•changes or uncertainty in general economic and geopolitical conditions;
•inflation rates and the impact of associated monetary policy responses, including fluctuating interest rates;
•logistical challenges and supply chain disruptions;
•our business strategy, including the continued implementation of our 4-mile well program;
•the geographic concentration of our operations;
•estimated future net reserves and present value thereof;
•timing and amount of future production of crude oil, NGL and natural gas;
•drilling and completion of wells;
•estimated inventory of wells remaining to be drilled and completed;
•costs of exploiting and developing our properties and conducting other operations;
•availability of drilling, completion and production equipment and materials;
•availability of qualified personnel;
•infrastructure for produced and flowback water gathering and disposal;
•gathering, transportation and marketing of crude oil, NGL and natural gas in the Williston Basin and other regions in the United States;
•the possible shutdown of the Dakota Access Pipeline;
•our ability to realize the anticipated benefits from acquisitions;
•property acquisitions and divestitures;
•integration and benefits of property acquisitions or the effects of such acquisitions on our cash position and levels of indebtedness;
•the amount, nature and timing of capital expenditures;

•availability and terms of capital;
•our financial strategic tactics, budget, projections, execution of business plan and operating results;
•cash flows and liquidity;
•our ability to pursue goals regarding capital management activities such as share repurchases, paying dividends on our common stock or additional means to return capital to shareholders;
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
•potential disruptions arising from cybersecurity threats, terrorist attacks and any consequential or other hostilities;
•compliance with, and changes in, environmental, safety and other laws and regulations;
•execution of our sustainability initiatives;
•effectiveness of risk management activities;
•competition in the oil and gas industry;
•counterparty credit risk;
•incurring environmental liabilities;
•developments in the global economy as well as any public health crisis and resulting demand and supply for crude oil, NGL and natural gas;
•governmental regulation, including, but not limited to, that of the Federal Energy Regulatory Commission (“FERC”), and the taxation of the oil and gas industry;
•developments in crude oil-producing and natural gas-producing countries;
•integration of emerging technologies, including artificial intelligence and machine learning technologies for improving operational efficiency;
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
Risks related to the oil and gas industry and our business
•Global geopolitical tensions may create heightened volatility in crude oil, NGL and natural gas prices and could adversely affect our business, financial condition and results of operations.
•Adverse developments affecting the financial markets, such as bank failures, the potential for the Federal Reserve to increase interest rates or an extended period of elevated interest rates, as well as the potential for a U.S. government shutdown, could adversely affect our current and projected business operations, financial condition, results of operations and liquidity.
•A substantial or extended decline in commodity prices, for crude oil and, to a lesser extent, NGL and natural gas, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
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
•We depend upon a limited number of midstream providers for a large portion of our midstream services, and our failure to obtain and maintain access to the necessary infrastructure from these providers to successfully deliver crude oil, natural gas and NGL to market may adversely affect our earnings, cash flows and results of operations.
•The development of our PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our undeveloped reserves may not be ultimately developed or produced.
•Drilling locations are scheduled to be drilled over several years and may not yield crude oil, NGL or natural gas in commercially viable quantities.
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
•Failure to comply with federal, state and local laws and regulations could adversely affect our ability to produce, gather and transport our crude oil, NGL and natural gas and may result in substantial penalties.
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
•Stakeholder and market attention to matters related to corporate responsibility, including in the oil and gas industry, may impact our business and ability to secure financing.
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
•Our ability to produce crude oil, NGL and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
•Competition in the oil and gas industry is intense, making it more difficult for us to acquire properties, market crude oil, NGL and natural gas and secure and retain trained personnel.
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
•The issuance of stock-based awards may dilute your holding of shares of our common stock.
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

PART I
Item 1. Business
Overview
Chord Energy Corporation, a Delaware Corporation (together with our consolidated subsidiaries, the “Company,” “Chord,” “we,” “us,” or “our”), is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin with limited non-operated interests in the Marcellus Shale. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a fun and rewarding environment for our employees. We are ideally positioned to generate strong free cash flow and enhance return of capital, while being responsible stewards of the communities and environment where we operate.
On May 31, 2024, we acquired Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”) in a stock-and-cash transaction (such transaction, the “Arrangement”). The results of operations and reserves data presented herein report the results of legacy Chord from January 1, 2023 through May 30, 2024 and the results of Chord (including legacy Enerplus) from May 31, 2024 through December 31, 2025, unless otherwise noted.
As of December 31, 2025, we had 1,302,921 net leasehold acres in the Williston Basin, approximately all of which is held by production. We are currently exploiting significant resource potential from the Middle Bakken and Three Forks formations, which are present across a substantial portion of our acreage. We believe the locations, size and concentration of our acreage in the Williston Basin creates an opportunity for us to achieve cost, recovery and production efficiencies through the development of our project inventory. Our management team has a proven record of accomplishment in identifying, acquiring and executing large, repeatable development drilling programs and has substantial experience in the Williston Basin.
As of December 31, 2025, we had 5,025 gross (3,937.3 net) operated producing wells. Our working interest for producing wells averaged 78% in the wells we operate. During the year ended December 31, 2025, we had average daily production of 276,620 net Boepd. As of December 31, 2025, Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineers, estimated our net proved reserves to be 917.5 MMBoe, of which 69% were classified as proved developed and 56% were crude oil.
Business Strategy
Our operational and financial strategy is focused on rigorous capital discipline and generating significant, sustainable free cash flow by executing on the following strategic priorities:
•Maximize returns. We intend to efficiently execute our development program and optimize capital allocation, while evaluating our performance and focusing on continuous improvement. We have established a strong capital allocation framework with the objective of balancing stockholder returns and reinvestment of capital. We are focused on conservative capital allocation, delivering low reinvestment rates and returning significant capital to stockholders at mid-cycle oil prices. Since introducing our return of capital program in 2021, we have declared an aggregate amount of cash dividends to our stockholders of $61.19 per share of common stock and repurchased an aggregate amount of $1.3 billion shares of common stock.
Our scale and high-quality assets in the Williston Basin allow us to generate significant, sustainable cash flow to support maximizing returns at mid-cycle oil prices. We expect that our business strategy will continue to provide sizable cash flow generation which will enable us to return capital to our stockholders and continue to pursue acquisitions that add to or lengthen our inventory, while maintaining a strong balance sheet. We have a return of capital program designed to provide peer-leading, sustainable stockholder returns. The return of capital plan includes a base cash dividend of $1.30 per share per quarter ($5.20 per share annualized) and a $1 billion share repurchase program, which the Board of Directors authorized during the third quarter of 2025.
As of December 31, 2025, we had $952.2 million remaining under this share repurchase program. We plan to return capital through the base dividend payout, supplemented by opportunistic share repurchases and variable dividends.

We expect to return a certain percentage of adjusted free cash flow (“Adjusted FCF”) each quarter, with the targeted percentage based on free cash flow generated during the previous quarter and projected leverage (defined as the ratio of (i) the sum of our aggregate outstanding debt, less cash and cash equivalents held as of the balance sheet date, to (ii) our estimated earnings before interest, taxes, depreciation and amortization for the next twelve months at $65/Bbl WTI and $3/MMBtu Henry Hub, excluding the impact of commodity derivative instruments) under the following framework:

•Below 0.5x leverage:	75%+ of Adjusted FCF
•Below 1.0x leverage:	50%+ of Adjusted FCF
•>1.0x leverage:	Base dividend+ ($5.20 per share annualized)
•Financial strength. Our management team is focused on maintaining a solid risk management process to preserve a strong balance sheet and protect our cash generation capabilities. Recognizing the oil and gas industry is cyclical, our business is designed to navigate challenging environments while preserving sufficient liquidity in an effort to be opportunistic in low commodity price cycles.
As of December 31, 2025, we had $2,156.7 million of liquidity available, including $189.5 million of cash and cash equivalents and $1,967.2 million of unused borrowing base capacity available under the Credit Facility (defined in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
•Commitment to excellence. We are focused on creating a durable organization that generates strong financial returns and sustainable free cash flow through commodity cycles. We believe we have an attractive inventory that is resilient to commodity price fluctuations, which supports the sustainable generation of free cash flow. Our management team is focused on the continuous improvement of our operations and overall cost structure and has robust experience in successfully operating cost-efficient development programs. The magnitude and concentration of our acreage within the Williston Basin allows us to capture economies of scale, including the ability to drill longer lateral lengths for developmental wells, the ability to drill multiple wells from a single drilling pad into multiple formations, the ability to utilize centralized production and crude oil, natural gas and water fluid handling facilities and infrastructure, and reduce the time and cost of rig mobilization.
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
We foster a culture of innovation and continuous improvement, constantly looking for ways to strengthen our organizational agility and adaptability. Management, with oversight from the Board of Directors, is focused on enterprise risk management (“ERM”), which seeks to establish guidelines and policies for appropriate risk assessment and risk management, including exposure to safety risk, financial risk, commodity price risk and cybersecurity risk. The Audit and Reserves Committee of our Board of Directors reviews our cybersecurity guidelines and policies and receives updates on cybersecurity matters at least semi-annually. In addition, we have established cybersecurity practices that are guided by the National Institute of Standards and Technology, require quarterly cybersecurity training of our employees and receive an annual audit and penetration assessment by a third party. Our ERM program allows us to have a better enterprise-view of risks, improve our risk response and preparedness and better incorporate risk mitigation around existing and emerging risks into our strategic plans.
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

From a safety standpoint, our corporate, field and environmental, health and safety teams are continually assessing and enhancing best practices and training to minimize the likelihood and severity of safety incidents among employees and contractors. Our goal is to create an environment where everyone on a Chord location is safe. We work to always put safety first, to be diligent and never complacent. We expect the same of any service provider or partner that works with us.
We continue to make strides in reducing Scope 1 GHG emissions, and in particular methane emissions. To help maintain the trend of continuous improvement, our cross-functional emissions reduction team has developed a more robust process to identify and prioritize emissions reduction opportunities, through the creation of a Marginal Abatement Cost Curve (“MACC”). A MACC is a decision-making tool that ranks emissions reduction options based on their cost-effectiveness and potential impact, allowing us to prioritize the most efficient strategies for potential emissions reduction. We have developed a MACC to help guide our carbon management investments.
We continue to strive to align our Scope 1 and Scope 2 disclosures towards various frameworks, including the Task Force on Climate-related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board's (“SASB”) Extractives & Minerals Processing Sector: Oil & Gas - Exploration and Production Standard, the Global Reporting Initiative (“GRI”) Standard for Oil and Gas, and the American Exploration and Production Council (“AXPC”) ESG Metrics Framework. We also are proficient in capturing the natural gas that we produce, and, as of December 31, 2025, we were capturing substantially all of our natural gas production in North Dakota.
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
We have a short-tenured and highly capable Board of Directors that is comprised of experienced energy industry professionals with a variety of diverse perspectives and that is 82% independent. In 2024, the Board of Directors established the Safety and Sustainability Committee, which is charged with overseeing our ESG strategies, policies and goals. For more information about our ESG and corporate responsibility efforts, please see the “Sustainability” page of our website and the Proxy Statement that we will file for our 2026 Annual Meeting of Stockholders.
Competitive Strengths
We have a number of competitive strengths that we believe will help us successfully execute our business strategies:
•Substantial leasehold position and existing production in one of North America’s leading unconventional crude oil resource plays. We believe that our Williston Basin acreage represents a premier position in a top oil basin in the United States that will continue to provide significant free cash flow generation. As of December 31, 2025, we had 1,302,921 net leasehold acres in the Williston Basin, which is the largest acreage position of any operator in the Williston Basin, approximately all of which is held by production. As of December 31, 2025, approximately 56% of our 917.5 MMBoe estimated net proved reserves were comprised of crude oil. We believe we have a large project inventory of potential drilling locations that we have not yet drilled, the majority of which are operated by us.
•Operating control over the majority of our portfolio. In order to maintain control over our asset portfolio, we have established a leasehold position comprised largely of properties that we expect to operate. As of December 31, 2025, 89% of our estimated net proved reserves were attributable to properties that we operate. In 2026, we plan to TIL approximately 135 to 165 gross operated wells with an average working interest of approximately 75%. Controlling operations enables us to optimize capital allocation and control the pace of development of our assets to manage our reinvestment rates in line with our broader strategic objectives. Additionally, operational control allows us to materially benefit from proactively managing our cost structure across our portfolio. We believe that maintaining operational control over the majority of our acreage allows us to better pursue our strategies of enhancing returns through operational, cost and capital efficiencies and allows us to better manage infrastructure investment to drive down operating costs and optimize price realizations.
•Balance sheet among best-in-class. We believe a strong balance sheet provides us flexibility through volatile price environments and allows us to generate significant, sustainable free cash flow and corporate-level returns. We have no near-term debt maturities, are focused on rigorous capital discipline and have a hedging program to minimize downside risk.

•Incentivized management team with proven operating and acquisition skills. Our senior management team has extensive expertise in the oil and gas industry with an average of 25 years of industry experience. We believe our management and technical team is one of our principal competitive strengths relative to our industry peers due to our team’s proven record of accomplishment in identification, acquisition and execution of large, repeatable development drilling programs. In addition, a substantial majority of our executive officers’ overall compensation is in long-term equity-based incentive awards, and we have implemented leading management compensation practices aligned with stockholders, which we believe provides our executive officers with significant incentives to grow the value of our business and return capital to stockholders.
Exploration and Production Operations
Estimated net proved reserves
Our estimated net proved reserves and related PV-10 at December 31, 2025, 2024 and 2023 are based on reports independently prepared by NSAI, our independent reserve engineers. NSAI evaluated 100% of the reserves and discounted values at December 31, 2025, 2024 and 2023 in accordance with the rules and regulations of the SEC applicable to companies involved in crude oil, NGL and natural gas producing activities. Our estimated net proved reserves and related standardized measure of discounted future net cash flows (“Standardized Measure”) and PV-10 do not include probable or possible reserves and were determined using the preceding 12 month unweighted arithmetic average of the first-day-of-the-month index prices for crude oil and natural gas (the “SEC Price”), which were held constant throughout the life of the properties. See “Item 8. Financial Statements and Supplementary Data—Note 23—Supplemental Oil and Gas Reserve Information — Unaudited” for additional information about our estimated net proved reserves.

The following table summarizes our estimated net proved reserves based upon the SEC Price:

	At December 31,
	2025	2024	2023
Estimated proved reserves:
Crude oil (MMBbls)	514.7	503.4	368.4
NGL (MMBbls)	174.1	167.2	138.2
Natural gas (Bcf)	1,372.1	1,274.7	777.9
Total estimated proved reserves (MMBoe)	917.5	883.0	636.2
Percent crude oil	56%	57%	58%
Estimated proved developed reserves:
Crude oil (MMBbls)	314.5	317.7	241.4
NGL (MMBbls)	127.1	125.8	105.7
Natural gas (Bcf)	1,127.9	1,053.3	640.2
Total estimated proved developed reserves (MMBoe)	629.6	619.1	453.8
Percent proved developed	69%	70%	71%
Estimated proved undeveloped reserves:
Crude oil (MMBbls)	200.2	185.7	127.0
NGL (MMBbls)	47.0	41.4	32.5
Natural gas (Bcf)	244.2	221.4	137.8
Total estimated proved undeveloped reserves (MMBoe)	288.0	264.0	182.4

Standardized Measure (GAAP) (in millions)(1)	$7,450.6	$8,354.2	$6,990.6
PV-10 (Non-GAAP) (in millions)(2):
Proved developed PV-10	$6,409.1	$7,519.9	$6,572.4
Proved undeveloped PV-10	2,663.3	2,742.7	1,956.1
Total PV-10 (Non-GAAP)	$9,072.4	$10,262.6	$8,528.5
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

The following table provides a reconciliation of Standardized Measure to PV-10:

	At December 31,
	2025	2024	2023

		(In millions)
Standardized Measure of discounted future net cash flows	$7,450.6	$8,354.2	$6,990.6
Add: present value of future income taxes discounted at 10%	1,621.8	1,908.4	1,537.9
PV-10	$9,072.4	$10,262.6	$8,528.5
Independent petroleum engineers
Our estimated net proved reserves and PV-10 at December 31, 2025, 2024 and 2023 are based on reports independently prepared by NSAI, our independent reserve engineers, by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revised June 2019) (the “Estimating and Auditing Standards”) and definitions and current guidelines established by the SEC. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.
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
Internal controls over reserves estimation process
We employ NSAI as the independent preparer for 100% of our reserves. We maintain an internal staff of petroleum engineers who work closely with the independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished for the reserves estimation process. Our Senior Director, Corporate Planning & Reserves is responsible for overseeing the preparation of the reserves estimates under the supervision of our Executive Vice President and Chief Financial Officer. Our Senior Director, Corporate Planning & Reserves has more than 15 years of broad reservoir engineering experience in the oil and gas industry, focused across conventional and unconventional evaluation and development projects, including corporate reserves estimations. He holds a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and is a member of the Society of Petroleum Engineers.
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
Production, price and cost history
We produce and market crude oil, NGL and natural gas, which are commodities. The prices that we receive for the crude oil, NGL and natural gas we produce is largely a function of market supply and demand. Demand is impacted by general economic conditions, access to markets, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of crude oil, NGL or natural gas can result in substantial price volatility. Historically, commodity prices have been volatile, and we expect that volatility to continue in the future. Please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business” for additional information on risks associated with commodity prices. Please also see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions” for additional information on market demand.
The following table sets forth information regarding our crude oil, NGL and natural gas production, realized prices and production costs for the periods presented.
The Arrangement was accounted for as of May 31, 2024. Accordingly, the results of operations presented herein report the results of Chord prior to the closing of the Arrangement on May 31, 2024 and the results of Chord (including legacy Enerplus) from May 31, 2024 through December 31, 2025. For additional information on price calculations, please see information set forth in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2025	2024	2023
Net production volumes:
Crude oil (MBbls)	56,500	48,479	36,427
NGL (MBbls)	19,149	16,338	13,047
Natural gas (MMcf)	151,903	122,193	82,953
Oil equivalents (MBoe)	100,966	85,182	63,300
Average daily production (Boepd)	276,620	232,737	173,425
Average sales prices:
Crude oil, without derivative settlements (per Bbl)	$62.78	$73.67	$77.85
Crude oil, with derivative settlements(1) (per Bbl)	63.59	73.69	70.92
NGL, without derivative settlements (per Bbl)	7.22	9.92	13.62
NGL, with derivative settlements(1) (per Bbl)	7.22	9.92	13.84
Natural gas, without derivative settlements (per Mcf)	1.40	0.84	1.43
Natural gas, with derivative settlements(1) (per Mcf)	1.51	0.84	1.35
Average costs (per Boe):
Lease operating expenses	9.73	9.68	10.41
Gathering, processing and transportation expenses	2.88	3.14	2.85
Production taxes	2.89	3.91	4.11
__________________
(1)Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes. The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending within the periods presented.
Acreage
The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2025. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Gross	Net
Developed acres	2,402,451	1,256,495
Undeveloped acres	174,162	78,184
Total acres	2,576,613	1,334,679
Our total net leasehold position shown in the table above includes 1,302,921 net leasehold acres in the Williston Basin, which is the largest acreage position of any operator in the Williston Basin. At December 31, 2025, our total acreage that is held by production increased to 1,324,535 net acres from 1,283,462 net acres at December 31, 2024.
The following table sets forth the number of gross and net undeveloped acres as of December 31, 2025 that will expire over the next three years unless production is established on the acreage prior to the expiration dates:

	Undeveloped acres expiring
	Gross	Net
Year ending December 31,
2026	2,126	1,597
2027	426	240
2028	742	470
We have not assigned any PUD reserves to locations scheduled to be drilled after lease expiration.
Productive wells
As of December 31, 2025, we had 10,528 (4,415.0 net) total gross productive wells, of which 5,025 gross (3,937.3 net) productive wells were operated by us. Substantially all of our productive wells as of December 31, 2025 were horizontal wells.

Drilling and completion activity
The following table summarizes the number of gross and net wells completed during the periods presented, regardless of when drilling was initiated.

	Year ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Oil(1)	242	107.7	189	103.9	111	66.9
Gas(2)	65	1.4	2	0.1	—	—
Dry	—	—	—	—	—	—
Total development wells	307	109.1	191	104.0	111	66.9
__________________
(1)All completed oil wells are located in the Williston Basin.
(2)All completed gas wells are located within our non-operated interests in the Marcellus Shale.
During the years ended December 31, 2025, 2024 and 2023, there were no exploratory wells completed.
As of December 31, 2025, we had 105 gross (82.4 net) wells in the process of being drilled or completed, which included 88 gross operated wells waiting on completion and no gross non-operated wells drilling or completing.
As of December 31, 2025, we had four operated rigs running, and we expect to run four to five operated rigs during the majority of 2026.
Description of properties
As of December 31, 2025, our operations were focused in the North Dakota and Montana areas of the Williston Basin targeting the Middle Bakken and Three Forks formations. We are the top producer in the Williston Basin, and we have the largest acreage position of any operator in the Williston Basin. We focus our operations in the Williston Basin because of its high oil content, multiple producing horizons, substantial resource potential and management’s previous professional history in the basin. In addition, the Williston Basin provides a unique opportunity to efficiently drill and develop long laterals across large connected blocks that can improve capital efficiency and well-level returns. The Williston Basin also generally has established infrastructure and access to materials and services.
Marketing
We principally sell our crude oil, NGL and natural gas production to refiners, marketers and other purchasers that have access to nearby pipeline and rail facilities. In an effort to improve price realizations, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGL and natural gas to a broad array of potential purchasers. We sell a significant amount of our crude oil production through bulk sales at delivery points on crude oil gathering systems to a variety of purchasers at prevailing market prices under short-term contracts that normally provide for us to receive a market-based price, which incorporates regional differentials that include, but are not limited to, transportation costs. These gathering systems, which typically originate at the wellhead and are connected to multiple pipeline and rail facilities, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of December 31, 2025, substantially all of our gross operated crude oil and natural gas production was connected to gathering systems. In addition, from time to time we may enter into third-party purchase and sales transactions to, among other things, improve price realizations, optimize transportation costs, blend to meet pipeline specifications or to cover production shortfalls. We also enter into various sales contracts for a portion of our portfolio at fixed differentials. We believe that the loss of any individual purchaser would not have a long-term material adverse impact on our financial position or results of operations, as alternative customers and markets for the sale of our products are readily available in the areas in which we operate.
Our marketing of crude oil, NGL and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For a description of some of these factors, please see “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business.”

Delivery commitments
As of December 31, 2025, we had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 40.6 MMBbl of crude oil, 10.6 MMBbl of NGL, 335.6 Bcf of natural gas and 12.0 MMBbl of water within specified timeframes. We are required to make periodic deficiency payments for any shortfalls in delivering the minimum volume commitments under certain agreements. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, NGL and natural gas from third parties to satisfy our minimum volume commitments.
Competition
There is a high degree of competition in the oil and gas industry for acquiring properties, obtaining investment capital, securing oil field goods and services, marketing crude oil, NGL and natural gas products and attracting and retaining qualified personnel. Certain of our competitors possess and employ financial, technical and personnel resources greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and gas properties and exploratory prospects, better sustain production in periods of low commodity prices and evaluate, bid for and purchase a greater number of properties and prospects than our resources permit. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation or regulation enacted by state, local and U.S. government bodies and their associated agencies, especially with regard to environmental protection and climate-related policies. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or the resultant effects on our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing crude oil, NGL and natural gas and our larger competitors may be able to better absorb the burden of such legislation and regulation, which would also adversely affect our competitive position. See “Regulation” below as well as Item 1A. Risk Factors within this Annual Report on Form 10-K for more information on and the potential associated risks resulting from existing and future legislation and regulation of our industry.
Additionally, the unavailability or high cost of drilling rigs, completion crews or other equipment and services could delay or adversely affect our development and exploration operations. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to obtain necessary capital as well as evaluate and select suitable properties and to consummate transactions in a highly competitive environment. See “Item 1A. Risk Factors—Risks related to the oil and gas industry and our business—Competition in the oil and gas industry is intense, making it more difficult for us to acquire properties, market crude oil, NGL and natural gas and secure and retain trained personnel.”
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
Regulation
Our E&P operations are substantially affected by extensive federal, tribal, regional, state and local laws and regulations. In particular, our operations are subject to laws and regulations related to well permitting, drilling and completion, and to the production, transportation and sale of crude oil, NGL and natural gas. Such laws and regulations are frequently amended or reinterpreted. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, federal agencies, state and local governments and the courts.
The regulatory burden on our industry increases the cost of doing business and affects profitability. Historically, our compliance costs with applicable laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations; however, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement may occur and, thus, there can be no assurance that such costs will not be material in the future. We cannot predict when or whether any such proposals may become effective and we are unable to predict the future costs or impact of compliance.
Regulation of production
The production of crude oil, NGL, and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Such statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. We own and operate properties in North Dakota and Montana, which have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum allowable rates of production from crude oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of crude oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations. The failure to comply with these rules and regulations can result in substantial penalties.
Regulation of transportation of oil
Our sales of oil are affected by the availability, terms and cost of transportation of such oil. The interstate transportation of oil by pipeline is subject to U.S. federal regulation, including regulation of terms, conditions and rates, primarily by the FERC pursuant to the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products, be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Intrastate oil pipeline transportation rates are generally subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.
We sell a significant amount of our crude oil production through gathering systems connected to rail facilities. The transportation of Bakken crude oil is subject to extensive federal regulation by the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”). In the past several years, transportation safety regulators have increased scrutiny with respect to crude oil testing, accurate hazard classification and railroad tank car standards. While we do not currently own or operate rail transportation facilities or rail cars, costs incurred by the railroad industry to comply with these enhanced standards may increase our costs of doing business or limit our ability to transport and sell our crude oil at favorable prices.
Regulation of transportation of natural gas
The transportation of natural gas in interstate commerce is regulated by FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes. FERC regulates interstate natural gas pipeline transportation rates, and terms and conditions of service, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.
Gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future. The regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines. Changes in law and to FERC and state utility commission policies and regulations also may result in increased regulation of our business and operations, and we cannot predict what future action FERC or any state utility commission will take.
Regulation of sales of crude oil, NGL, and natural gas
The prices at which we sell crude oil, NGL, and natural gas are not currently subject to federal regulation and, for the most part, are not subject to state regulation. FERC, however, regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Similarly, the price we receive from the sale of oil and NGL is affected by the cost of transporting those products to market. In addition, while sales by producers of natural gas and all sales of crude oil, condensate and NGL can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.
With regard to our physical sales of energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission (“CFTC”) and the Federal Trade Commission (“FTC”). Should we violate these laws and regulations, we may be subject to civil penalties imposed by regulatory agencies, as well as related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
Environmental and occupational health and safety regulation
Our exploration, development and production operations are subject to stringent federal, tribal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may restrict the rate of crude oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and affects profitability.
Any new laws or regulations, amendment of existing laws and regulations, reinterpretation of legal requirements or increased governmental enforcement that result in more stringent and costly well construction, drilling, operating conditions, monitoring and reporting obligations, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial position. We may be unable to pass on such increased compliance costs to our customers. We may also experience a delay in obtaining or be unable to obtain required permits, which may interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. Moreover, accidental spills or other releases may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such spills or releases, including any third-party claims for damage to property, natural resources or persons. While, historically, our compliance costs with these laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations, there can be no assurance that such costs will not be material in the future as a result of such existing laws and regulations or any new laws and regulations, or that such future compliance will not have a material adverse effect on our business and operating results. Some or all of such increased compliance costs may not be recoverable from insurance.
The following is a summary of the more significant existing environmental and occupational health and safety laws, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.
Hazardous substances and wastes
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These classes of persons include current and prior owners or operators of the site where the release occurred and entities that disposed or arranged for the disposal of the hazardous substances released at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.
We are also subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes that impose strict requirements on the generation, storage, treatment, transportation, disposal and cleanup of hazardous and nonhazardous wastes. Under the authority of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. In the course of our operations, we generate ordinary industrial wastes that may be regulated as hazardous wastes. RCRA currently exempts certain drilling fluids, produced waters and other wastes associated with exploration, development and production of crude oil and natural gas from regulation as hazardous wastes. These wastes are instead regulated under RCRA’s less stringent nonhazardous waste provisions, state laws or other federal laws. There have been efforts from time to time to remove this exclusion, which removal could significantly increase our and our customers operating costs, and it is possible that certain crude oil and natural gas E&P wastes now classified as non-hazardous could be classified as hazardous waste in the future.
We currently own or lease, and have in the past owned or leased, properties that have been used to explore and produce crude oil and natural gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons, hazardous substances and wastes may have been released on, under or from the properties owned or leased by us or on, under or from, other locations where these petroleum hydrocarbons and wastes have been taken for recycling or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons, hazardous substances and wastes were not under our control. These properties and the substances disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, to clean up contaminated property (including contaminated groundwater) and to perform remedial plugging or pit closure operations to prevent future contamination.
Air emissions
The federal Clean Air Act (the “CAA”) and comparable state laws and regulations restrict the emission of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining permits has the potential to restrict, delay or cancel the development or expansion of crude oil and natural gas projects. Over the next several years, we may be required to incur capital expenditures for air pollution control equipment or other air emissions-related issues. If the EPA were to adopt more stringent air quality standards, state implementation of the revised standard or any other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, significantly increase our capital expenditures and operating costs and reduce demand for the crude oil and natural gas that we produce, which could adversely impact our business.
Environmental protection and natural gas flaring initiatives
We recognize the environmental and financial risks associated with air emissions, particularly with respect to flaring of natural gas from our operated well sites and are focused on reducing these emissions, consistent with applicable requirements.
The NDIC has issued orders and pursued other regulatory initiatives to implement legally enforceable “gas capture percentage goals” targeting the capture of natural gas produced in the state, commencing in 2014. As of November 1, 2020, the enforceable gas capture percentage goal is 91%. The NDIC requires operators to develop and implement Gas Capture Plans to maintain consistency with the agency’s gas capture percentage goals, but it maintains the flexibility to exclude certain gas volumes from consideration in calculating compliance with the state’s gas capture percentage goals. Wells must continue to meet or exceed the NDIC’s gas capture percentage goals on a statewide, county, per-field, or per-well basis. Failure of an operator to comply with the applicable goal at maximum efficiency rate may result in the imposition of monetary penalties and restrictions on production from subject wells. In September 2020, the NDIC revised the gas capture policy to allow several additional exceptions for companies that flare natural gas under certain circumstances, such as gas plant outages or delays in securing a right-of-way for pipeline construction. As of December 31, 2025, we were capturing substantially all of our natural gas production in North Dakota. While we were satisfying the applicable gas capture percentage goals as of December 31, 2025, there is no assurance that we will remain in compliance in the future or that such future satisfaction of such goals will not have a material adverse effect on our business and results of operations.
Climate change
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, climate-related disclosure obligations, and regulations that directly limit GHG emissions. Our operations are subject to a series of regulatory, political, litigation, financial and physical risks associated with the production and processing of fossil fuels and emissions of GHGs. The Trump Administration has indicated that it is not pursuing a climate change policy in line with the Biden Administration and is instead focused on growth in the energy sector. The Trump Administration’s priorities, orders and actions are rapidly evolving and have and likely will continue to place less emphasis on concerns regarding climate change.

In recent years the U.S. Congress has considered legislation to reduce emissions of GHGs, including methane. For example, the Inflation Reduction Act of 2022 (the “IRA”) appropriated significant federal funding for renewable energy initiatives and, for the first time ever, imposed a fee on methane emissions from certain facilities. The methane emissions fee provision of the IRA took effect in 2024, and the EPA published rules in 2024 to facilitate the determination and payment of this methane charge. However, in March 2025, the Trump Administration implemented a Congressional Review Act disapproval of the methane charge rule, and rescinded many executive orders issued under the Biden Administration concerning climate change initiatives. Several states, though none in the areas where we operate, have implemented, of their own accord or in coordination with their neighbor states, regional initiatives and programs limiting, monitoring or otherwise regulating GHG emissions.
In addition, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules and regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and gas system sources, and impose standards for reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. Recent actions by the Trump Administration seek to eliminate, delay or reduce GHG emissions-related requirements.
In recent years, there has been considerable focus on the regulation of methane emissions from the oil and gas sector. Amendments to the 2016 Subpart OOOO performance standards for methane, volatile organic compound (“VOC”) and sulfur dioxide emissions have resulted in presumptive standards for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring technologies, the capture and control of emissions by 95% through capture and control systems, zero-emission requirements for specific components and equipment, so-called green well completion requirements and the establishment of a “super emitter” response program which would allow certified third parties to report large emission events to the EPA, triggering additional investigation, reporting and repair obligations, among other more stringent operational and maintenance requirements. Fines and penalties for violations of these rules could be substantial. The Company is currently taking steps to comply with requirements that became effective during 2024 and those that phase in over time. In July 2025, the EPA proposed to extend most of the compliance deadlines by 18 months. Litigation is pending concerning these recently adopted final rules. Separately, the Bureau of Land Management (“BLM”) has also proposed rules to limit venting, flaring, and methane leaks for oil and gas operations on federal lands. At this time, we cannot predict the ultimate compliance costs or impact of these regulatory requirements, any such requirements have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows.
At the international level, the United Nations (“UN”) -sponsored Paris agreement (“Paris Agreement”) requires member states to submit non-binding, individually determined reduction goals known as Nationally Determined Contributions every five years after 2020. However, the full impact of, and any legislation or regulation promulgated to fulfill the United States’ commitments thereunder, is uncertain at this time, given President Trump’s decision in January 2025 to again withdraw the United States from the Paris Agreement. It is unclear what additional initiatives may be adopted or implemented that may have adverse effects on our operations.
Any new or proposed federal or state policies eliminating support for or restricting the development activities of the oil and gas sector while incentivizing or subsidizing alternative energy sources could reduce demand for our products, increase our operating costs or otherwise have an adverse impact on our financial performance. Executive orders and other actions by the Trump Administration rescind or call into question the extent to which such policies will proceed.
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
Additionally, our access to capital may be impacted by climate change policies. Stockholders and bondholders currently invested in fossil fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel energy-related sectors. Certain institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and have shifted their investment practices to favor “clean” energy sources, such as wind and solar, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, there is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the capital provided to the fossil fuel sector. The SEC issued a rule that would mandate extensive disclosure of climate risks, including financial impacts, physical and transition risks, climate-related governance and strategy, and GHG emissions, for all U.S.-listed public companies. However, the SEC has stayed the final rule pending the resolution of consolidated legal challenges and subsequently voted to withdraw its defense of the litigation. States may also pass laws imposing more expansive disclosure requirements for climate-related risks. For example, the State of California will require large U.S. companies doing business in California to make broad-based climate-related disclosures in 2026, pending certain litigation, and other states are also considering similar measures. Separately, the SEC released its final rule on other climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient. Although these rules are currently stayed pending judicial review, if implemented as previously proposed, these rules would significantly increase our climate-related disclosure obligations. New laws, regulations or enforcement initiatives related to the disclosure of climate-related risks could lead to reputational or other harm with customers, regulators, lenders, investors or other stakeholders and increase litigation risks. Any material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations.
Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical and climatic effects on supply chains, assets or operations through storms, drought, floods, sea level rise, changing meteorological conditions and other events or conditions and our ability to mitigate these events is limited and subject to the effectiveness of our disaster and facility preparedness.
Water discharges
The Federal Water Pollution Control Act (the “CWA”) and analogous state laws impose strict controls on the discharge of pollutants into state waters and waters of the United States (“WOTUS”), including produced water and other oil and gas wastes. The discharge of pollutants is prohibited except in accordance with a permit. The CWA also regulates the discharge of dredge and fill material. The scope of WOTUS is subject to ongoing legal challenges and regulatory changes, including the Supreme Court’s 2023 decision in Sackett v. EPA and a subsequent proposed rule in November 2025. Changes to the scope of CWA jurisdiction could increase our costs, cause delays in obtaining permits, and restrict our operations. Non-compliance can result in significant administrative, civil, and criminal penalties.
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
Additionally, federal and state regulators have investigated a purported link between underground injection and seismic activity. This has led to, or could lead to, new requirements or restrictions on the use of disposal wells, potentially increasing our operating costs. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or our customers.
Hydraulic fracturing activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional formations, including shales. The hydraulic fracturing process is typically regulated by state crude oil and natural gas commissions or similar agencies, but federal agencies have asserted regulatory authority over certain aspects of the process. Regulations imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water have varied under prior administrations, and litigation challenging those rules resulted in rescission in federal courts. Appeals to those decisions are on-going, but with little activity in the last several years.
In addition, some states, including North Dakota and Montana where we primarily operate, have adopted, and other states may adopt, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. For example, both North Dakota and Montana require operators to disclose chemical ingredients and water volumes used in hydraulic fracturing activities, subject to certain trade-secret exceptions. If new or more stringent federal, state or local legal restrictions or bans relating to the hydraulic fracturing process are adopted in areas where we operate, or in the future plan to operate, we could incur potentially significant added costs to comply with such requirements, experience restrictions, delays or curtailment in the pursuit of exploration, development or production activities and may even be limited or precluded from drilling wells or limited in the volume that we are ultimately able to produce from our reserves.
Increased regulation and attention given to hydraulic fracturing may lead to greater opposition to, and litigation concerning, crude oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to added delays, restrictions or cancellations in our operations or increased operating costs in our production of crude oil and natural gas. We may not be insured for, or our insurance may be inadequate to protect us against, these risks.
Endangered Species Act considerations
The federal Endangered Species Act (the “ESA”) and comparable state laws may restrict exploration, development and production activities that may affect endangered and threatened species or their habitats. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”) and to bald and golden eagles under the Bald and Golden Eagle Protection Act. Some of our operations are located in areas that are designated as habitat for endangered or threatened species, and our development plans have been impacted on occasion by certain endangered or threatened species, including the Dakota Skipper and the Golden Eagle. If endangered or threatened species are located in areas of the underlying properties where we want to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed by seasonal or permanent restrictions or require the performance of extensive studies or implementation of costly mitigation practices.
Moreover, the U.S. Fish and Wildlife Service may make changes to the list of species as endangered or threatened under the ESA and litigation with respect to the listing or non-listing of certain species as endangered or threatened may result in greater protections for non-protected or lesser-protected species. The issuance of more stringent conservation measures or land, water, or resource use restrictions could result in operational delays and decreased production and revenue for us.
Operations on federal lands
Performance of crude oil and natural gas E&P activities on federal lands, including Indian lands and lands administered by the BLM, are subject to detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government. These regulations may result in significant costs associated with the removal of tangible equipment and other restorative actions. Additionally, under certain circumstances, the BLM may require operations on federal leases to be suspended or terminated.
Crude oil, NGL, and natural gas operations on federal lands are subject to increasing regulatory attention. The former Biden Administration has explored various means to curtail oil and natural gas activities on federal lands and the Trump Administration now seeks to increase such activities. Following passage of the IRA, several DOI recommendations, including an increased royalty rate, minimum bid limits and a significant reduction in total available acreage, were required to be implemented as part of the IRA and have been subsequently incorporated in recent lease sales.
Additionally, oil and natural gas operations and related infrastructure projects on federal lands may be impacted by recent changes to the National Environmental Policy Act (“NEPA”) implementing regulations. NEPA requires federal agencies, including the BLM and the federal Bureau of Indian Affairs (“BIA”), to evaluate major agency actions, such as the issuance of permits that have the potential to significantly impact the environment. The Council on Environmental Quality (the “CEQ”) has historically had rules that govern NEPA review. In March 2025, in response to court decisions, CEQ rescinded its NEPA regulations and directed agencies to review and update their NEPA rules and procedures.
Operations on federal lands also face litigation risks. For example, legal challenges have been filed relating to federal leasing decisions, such as for failure to adequately assess the impact of GHG emissions resulting from production on federal lands.
Depending on any mitigation strategies recommended in such environmental assessments or environmental impact statements, we could incur added costs, which could be material, and be subject to delays, limitations or prohibitions in the scope of crude oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt our or our customers’ E&P activities. Approximately 6% of our net acreage position in the Williston Basin is federal mineral acreage, which is spread across our acreage position, and any portion of a well on federal land requires a permit.

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
Human Capital Resources
Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a fun and rewarding environment for our employees. We seek to foster a culture of innovation and continuous improvement and are constantly looking for ways to strengthen our organizational agility and adaptability.
To execute our strategy in the highly competitive oil and gas industry we need to attract, develop, and retain a highly effective, talented, and engaged workforce. Our ability to do so depends on a number of factors, including an available pool of qualified talent, compelling compensation and benefits plans, and an energizing environment committed to helping employees develop and grow. As of February 13, 2026, we employed 676 full-time employees and we also utilize independent contractors to perform various field and corporate services as needed. Our current hiring plans focus on advancing talent attraction in our primary operating locations of Houston, Texas and Williston, North Dakota. We believe that the knowledge transfer plans we have in place are appropriate, and that we will continue to have the human capital necessary to operate our business safely while executing on our strategic priorities. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages and consider our relations with our employees to be satisfactory.
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
Compensation and benefits
The goal of our total rewards program is to attract, retain, and motivate employees through a competitive and comprehensive total rewards package. Our total rewards program considers both corporate and personal performance goals and aims to increase employee focus on key performance drivers while also seeking to maintain and improve overall well-being and deepen commitment to our collective success. We do this by ensuring employees at Chord are competitively compensated and rewarded for their performance, which enables us to attract, motivate and retain high level talent while delivering strong performance to achieve our business strategy. Our intent is to ensure the compensation and benefits provided as part of our total rewards program are fair and equitable across positions and locations, market competitive, based on merit, consistent with our values and transparent to our employees.
The core elements of our compensation program include base pay, short-term incentives and long-term incentive opportunities for employees at all levels of the Company. In addition, we offer benefits that include retirement plan dollar matching, health insurance for employees and their families, income protection and disability coverage, paid time off, volunteer time off, parental leave, flexible work schedules, financial wellness tools and resources and emotional well-being services, such as an Employee Assistance Program. We participate in annual peer benchmarking to ensure we remain competitive across all components of our compensation and benefit programs.
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
Community Involvement
We strive to make a positive impact in the communities where we operate. Our charitable initiatives include sponsoring technical training programs in our local communities, engineering scholarships, environmental and wildlife rehabilitation programs, Habitat for Humanity projects, mental health programs, and educational programs like OneGoal and Junior Achievement. We actively promote and support employee volunteerism and philanthropy as a core part of our community engagement efforts.
Workforce dynamics
We prioritize diversity of thought, constructive debate, and engaged leadership, aiming to attract, develop, and retain a highly effective and engaged workforce. We believe a workforce that brings varied backgrounds and experiences enriches the Company with unique perspectives and ideas. We actively support our workforce through a thorough and merit-based talent identification process.
Our Vice President of Human Resources is responsible for overseeing all human capital management programs. Our Compensation and Human Resources Committee reviews the Company’s development and implementation of our human capital management practices, policies, strategies and goals, including those related to the recruitment, development and retention of personnel, talent management and other employment practices. In addition, the Board of Directors believes it is important for directors to possess a diverse array of backgrounds, skills and achievements. When considering new candidates, the Nominating and Governance Committee, with input from the Board of Directors, takes these factors into account as set forth in its charter and our Corporate Governance Guidelines.
We are an equal opportunity employer and do not discriminate on the basis of any characteristic protected by applicable law, including race, religion, color, national origin, sex, gender, age, marital status, veteran status or disability status. We engage with individuals with disabilities to provide reasonable accommodations that may allow them to participate in the job application or interview process, to perform essential job functions and to receive other benefits and privileges of employment.
In addition, we seek to work with business partners who do not engage in prohibited discrimination in hiring or in their employment practices, and who make decisions about hiring, salary, benefits, training opportunities, work assignments, advancement, discipline, termination, retirement and other employment decisions based on job and business-related criteria. To maintain a diverse and inclusive workforce, we maintain a robust compliance program supported by an annual certification by all employees to our Code of Business Conduct and Ethics Policy.
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
Risks related to the oil and gas industry and our business
Global geopolitical tensions may create heightened volatility in crude oil, NGL and natural gas prices and could adversely affect our business, financial condition and results of operations.
Oil and gas prices are impacted by geopolitical tensions and conflict, such as conflicts between Russia and Ukraine, hostilities in the Middle East and political and military developments in South America. Although the length, impact and outcome of the military conflicts between Russia and Ukraine and elsewhere in the Middle East are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequence of these regional conflicts. These conflicts and their broader impacts could have a lasting impact on the short- and long-term operations and financial condition of our business and the global economy.
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
Disruptions to the broader economy and financial markets, including the Federal Reserve’s actions with respect to interest rates and the timing of any anticipated decrease in rates or government shutdowns may also reduce our ability to access capital or result in such capital being available on less favorable terms. Higher interest rates or costs and tighter financial and operating covenants may make it more difficult to acquire financing on acceptable terms or at all. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity, financial condition, results of operations and cash flows.
A substantial or extended decline in commodity prices, for crude oil and, to a lesser extent, NGL and natural gas, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our crude oil and, to a lesser extent, NGL and natural gas, heavily influence our revenue, profitability, cash flow from operations, access to capital and future rate of growth. Crude oil, NGL and natural gas are commodities, and therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for crude oil, NGL and natural gas have been volatile, including declines and volatility during 2025. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:
•worldwide and regional economic and political conditions impacting the global supply and demand for crude oil, NGL and natural gas;
•the actions by the members of OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;

•the price and quantity of imports of foreign crude oil, NGL and natural gas;
•political conditions in or affecting other crude oil, NGL and natural gas producing countries, including the current conflicts in and among the Middle East and conditions in South America, China, India and Russia;
•the level of global exploration and production;
•the level of global crude oil, NGL and natural gas inventories;
•events that impact global market demand, including impacts from wars, conflicts and global health epidemics and concerns;
•localized supply and demand fundamentals and regional, domestic and international transportation availability;
•the ability to continue to access critical transportation infrastructure such as DAPL, rail, and other regional outlets;
•the ability for the United States to continue to export crude oil, natural gas, and NGL;
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
•changing consumer or market preferences, stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of crude oil, NGL and natural gas and related infrastructure;
•price and availability of competitors’ supplies of crude oil, NGL and natural gas;
•technological advances affecting energy consumption; and
•the price and availability of alternative fuels.
Substantially all of our crude oil and natural gas production is sold to purchasers under short-term (less than 12-month) contracts at market-based prices, and our NGL production is sold to purchasers under long-term (more than 12-month) contracts at market-based prices. Low crude oil, NGL and natural gas prices will reduce our cash flows, borrowing ability, the present value of our reserves and our ability to develop future reserves. See below “Risks related to our financial position—Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to expiration of our leases or a decline in our estimated net crude oil, NGL and natural gas reserves.” Low crude oil, NGL and natural gas prices may also reduce the amount of crude oil, NGL and natural gas that we can produce economically and may affect our proved reserves. See also “Our estimated net proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves” below.
The ability or willingness of OPEC+ to set and maintain production levels has a significant impact on oil prices.
OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions or inaction of OPEC+ members have a significant impact on global oil supply and pricing. For example, OPEC+ nations have previously agreed to take measures, including production cuts and increases, in an effort to achieve certain global supply or demand targets or to achieve certain crude oil price outcomes. There can be no assurance that OPEC+ members will continue to agree to future production cuts, moderating future production or other actions to support and stabilize oil prices, and they may take actions that have the effect of reducing oil prices. Uncertainty regarding future actions to be taken by OPEC+ members could lead to increased volatility in the price of crude oil, which could adversely affect our business, financial condition, results of operations and cash flows.

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
•contractual disputes;
•title problems; and
•limitations in the market for crude oil, NGL and natural gas.
Our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers in order to maximize cumulative recoveries and therefore contribute to maximizing returns. Risks that we face while drilling include, but are not limited to, the following:
•spacing of wells to maximize production rates and recoverable reserves;
•landing the wellbore in the desired drilling zone;
•staying in the desired drilling zone while drilling horizontally through the formation;
•running the casing the entire length of the wellbore; and
•the ability to run tools and other equipment consistently through the wellbore.
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
The process of estimating crude oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Annual Report on Form 10-K. See “Item 1. Business—Exploration and Production Operations” and “Item 8. Financial Statements and Supplementary Data—Note 23—Supplemental Oil and Gas Reserve Information — Unaudited” for additional information about our estimated crude oil and natural gas reserves and the PV-10 and Standardized Measure as of December 31, 2025, 2024 and 2023.
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
•actual prices we receive for crude oil, NGL and natural gas;
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
Our producing properties are geographically concentrated in the Williston Basin in northwestern North Dakota and northeastern Montana. As a result, we may be disproportionately exposed to the impact of economics in the Williston Basin or delays or interruptions of production from those wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of crude oil, NGL or natural gas produced from the wells in those areas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic crude oil- and natural gas-producing areas such as the Williston Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Our crude oil, NGL and natural gas are sold in a limited number of geographic markets, and each has a generally fixed amount of storage and processing capacity. As a result, if such markets become oversupplied with crude oil, NGL and/or natural gas, it could have a material negative effect on the prices we receive for our products and therefore an adverse effect on our financial condition and results of operations. Variances in quality may also cause differences in the value received for our products.
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
The case is currently on remand before the D.C. Federal District Court. The parties previously filed dispositive motions, including motions for summary judgment, but the Court denied these dispositive motions and ruled that factual determinations would need to be made, and would require a trial and full evidentiary record, in order to rule on the riverbed ownership and related issues. The parties are currently required to file a joint status report, informing the Court of the time that would be required for expert testimony and exhibit production, beyond what has already been filed with the prior motions. On January 30, 2026, however, the federal defendants filed a motion to extend the timeline on the joint status report by 90 days to allow sufficient time for an internal review. The Court denied the request and ordered the parties to submit their joint status report by February 17, 2026. The ultimate outcome of this litigation, and any resolution between the parties, is uncertain and cannot be predicted. One or more of these factors may increase our costs of doing business on the Fort Berthold Indian Reservation and may have an adverse impact on our ability to effectively transport products within the Fort Berthold Indian Reservation or to conduct our operations on such lands.
We depend upon a limited number of midstream providers for a large portion of our midstream services, and our failure to obtain and maintain access to the necessary infrastructure from these providers to successfully deliver crude oil, natural gas and NGL to market may adversely affect our earnings, cash flows and results of operations.
Our delivery of crude oil, NGL and natural gas depends upon the availability, proximity and capacity of pipelines, other transportation facilities and gathering and processing facilities primarily owned by a limited number of midstream service providers. The capacity of transmission, gathering and processing facilities may be insufficient to accommodate potential production from existing and new wells, which may result in substantial discounts in the prices we receive for our crude oil, NGL and natural gas or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to secure access to pipeline infrastructure on favorable economic terms could affect our competitive position. In addition, midstream service providers could change or impose more stringent specifications on the quality of our production they are willing to accept, including the gravity and sulfur content of our crude oil and the Btu content of our natural gas. If the total mix of product fails to meet the applicable product quality specification, these midstream service providers may refuse to accept all or a part of the production we deliver, or we may be required to deliver production to meet such quality specifications that yields a lower realized price.
Access to midstream assets may be unavailable due to market conditions or mechanical or other reasons. A lack of access to needed infrastructure, or an extended interruption of access to or service from our or a midstream provider’s pipelines and facilities for any reason, including vandalism, sabotage or cyber-attacks on such pipelines and facilities or service interruptions, could result in adverse consequences to us, such as delays in producing and selling our crude oil, NGL and natural gas.
Our dependence on midstream service providers for transmission, gathering and processing services makes us dependent on them in order to get our crude oil, NGL and natural gas to market. To the extent these services are delayed or unavailable, we would be unable to realize revenue from wells served by such facilities until suitable arrangements are made to market our production. Additionally, we may be subject to price increases from time to time, including in connection with renewals. Our failure to obtain these services on acceptable terms could materially harm our business.
Our business depends on third-party transportation and processing facilities and other assets that are owned by third parties.
The marketability of our crude oil, NGL and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, growth in demand outpacing growth in capacity, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding DAPL), could result in a substantial increase in costs, declines in realized commodity prices, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. The negative effects arising from these and similar circumstances may last for an extended period of time. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, concerns about the safety and security of oil and gas transportation by pipeline may result in public opposition to pipeline development and increased regulation of pipelines by PHMSA, and therefore less capacity to transport our products by pipeline.
The impact of pending and future legal proceedings on the systems, pipelines and facilities that we rely on can affect our ability to market our products and have a negative impact on realized pricing. In July 2020, the operator of DAPL was ordered by a U.S. District court to halt oil flow and empty the pipeline within 30 days while an environmental impact study (“EIS”) is completed. Also, in July 2020, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary administrative stay while the court considers the merits of a longer-term emergency stay order through the appeals process. On January 26, 2021, the U.S. Court of Appeals for the District of Columbia Circuit upheld the U.S. District court’s ruling that an EIS is needed and also reaffirmed its earlier decision which allows DAPL to operate through the EIS process. The owners of DAPL appealed the lower court decision to the U.S. Supreme Court in September 2021; however, the appeal was rejected on February 22, 2022. The Corps released its draft EIS on September 8, 2023, which it made available for public comments. The Corps initially established a deadline of November 13, 2023 for public comments and, on October 31, 2023, the deadline for public comments was extended to December 13, 2023. The Corps did not identify a preferred alternative among the five actions analyzed (including granting the requested easement with conditions as originally issued) in the draft EIS. Three of the five alternative actions considered would require the abandonment, removal or reroute of the segment of DAPL at issue. The Corps completed the final EIS in December 2025 and formal decision by the Corps is expected during the first quarter of 2026; however, we cannot guarantee when the Corps may ultimately complete these actions. We regularly use DAPL in addition to other outlets to market our crude oil to end markets. Our risk is not concentrated at DAPL as we have alternative outlets to sell our crude oil production using multiple modes of transportation; however, in the event DAPL were to cease operating, we would anticipate Williston Basin crude oil prices to weaken materially before improving as the market adapts to rail transportation.
Limited takeaway capacity can result in significant discounts to our realized prices.
The crude oil business environment has historically been characterized by periods when crude oil production has surpassed local transportation and refining capacity, resulting in substantial discounts in the price received for crude oil versus prices quoted for NYMEX WTI crude oil. In the past, there have been periods when this discount has substantially increased due to the production of crude oil in the area increasing to a point that it temporarily surpasses the available pipeline transportation, rail transportation and refining capacity in the area. Expansions of both rail and pipeline facilities have reduced the prior constraint on crude oil transportation out of the Williston Basin and improved basin differentials received at the lease. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our realized crude oil prices and average price differentials relative to NYMEX WTI for the years ended December 31, 2025, 2024 and 2023.
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
Approximately 31% of our estimated net proved reserves were classified as PUD as of December 31, 2025. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. The future development of our PUD reserves is dependent on future commodity prices, costs and economic assumptions that align with our internal forecasts as well as access to liquidity sources, such as capital markets, our revolving credit facility and derivative contracts. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 of our estimated PUD reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
Drilling locations are scheduled to be drilled over several years and may not yield crude oil, NGL or natural gas in commercially viable quantities.
Our drilling locations are in various stages of evaluation, ranging from a location which is ready to drill to a location that will require substantial additional interpretation. There is no way to predict in advance of drilling and testing whether any particular location will yield crude oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether crude oil or natural gas will be present or, if present, whether crude oil, NGL or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of crude oil, NGL or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Williston Basin may not be indicative of future or long-term production rates. In sum, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.
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
Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce crude oil, NGL or natural gas from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These rules and guidance may limit our potential to book additional PUD reserves as we pursue our drilling program.

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
As of December 31, 2025, approximately all of our total net acreage in the Williston Basin was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. In the Williston Basin, our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. Unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As of December 31, 2025, we had an aggregate of 1,597 net acres expiring in 2026, 160 net acres expiring in 2027 and 470 net acres expiring in 2028 in the Williston Basin. The cost to renew such leases may increase significantly and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases become immediately effective if our leases expire. Our ability to drill and develop these locations depends on a number of uncertainties, including crude oil, NGL and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business. We did not record any impairment charges on unproved properties during the years ended December 31, 2025, 2024 and 2023.
We are not the operator of all of our drilling locations, and, therefore, we may not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets.
We may enter into arrangements with respect to existing or future drilling locations that result in a greater proportion of our locations being operated by others. As a result, we may have limited ability to exercise influence over the operations or future development of the drilling locations operated by our partners. Dependence on the operator could prevent us from realizing our target returns for those locations. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:
•the timing and amount of capital expenditures;
•the operator’s expertise and financial resources;
•approval of other participants in drilling wells;
•the operator’s ability to obtain permits;
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
Our ability to conduct business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, during 2025, the Trump Administration enacted and modified tariffs on certain foreign imports into the United States, and trade and tariff policies continued to evolve throughout the year. The scope, duration and economic impact of existing tariffs, as well as the potential for additional changes or retaliatory measures by other governments, remain uncertain and unpredictable. Other effects of these changes, including responsive actions from governments and the unpredictability of U.S. governmental action and response, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.
Failure to comply with federal, state and local laws and regulations could adversely affect our ability to produce, gather and transport our crude oil, NGL and natural gas and may result in substantial penalties.
Our operations are substantially affected by federal, state and local laws and regulations, particularly as they relate to the regulation of crude oil, NGL and natural gas production and transportation. These laws and regulations include regulation of crude oil, NGL and natural gas exploration and production and related operations, including a variety of activities related to the drilling of wells, and the interstate transportation of crude oil, NGL and natural gas by federal agencies such as FERC, as well as state agencies. We may incur substantial costs in order to maintain compliance with these laws and regulations. Due to recent incidents involving the release of crude oil, NGL and natural gas and fluids as a result of drilling activities in the United States, there have been a variety of regulatory initiatives at the federal and state levels to restrict crude oil, NGL and natural gas drilling operations in certain locations. Any increased regulation or suspension of crude oil, NGL and natural gas exploration and production, or revision or reinterpretation of existing laws and regulations, that arise out of these incidents or otherwise could result in delays and higher operating costs. Such costs or significant delays could have a material adverse effect on our business, financial condition and results of operations. With regard to our physical purchases and sales of energy commodities, we must also comply with anti-market manipulation laws and related regulations enforced by FERC, the CFTC and the FTC. To the lesser extent we are a shipper on interstate pipelines, we must comply with the FERC-approved tariffs of such pipelines and with federal policies related to the use of interstate pipeline capacity. Should we fail to comply with all applicable statutes, rules, regulations and orders of FERC, the CFTC or the FTC, we could be subject to substantial penalties and fines.
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
We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships and other strategic alternatives with the objective of maximizing stockholder value. Our Board of Directors and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations, and may impair our ability to retain and motivate key personnel. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership or other strategic transaction in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, pricing volatility, market conditions, industry trends, regulatory limitations and the interest of third parties in us and our assets. There can be no assurance that the exploration of strategic alternatives will result in any specific action or transaction. Further, any such strategic alternative may not ultimately lead to increased stockholder value. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.
Stakeholder and market attention to matters related to corporate responsibility, including in the oil and gas industry, may impact our business and ability to secure financing.
Businesses across all industries are facing scrutiny from some stakeholders related to corporate responsibility and ESG practices. Further, there are a number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. Businesses that ignore evolving investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for issues related to ESG, corporate responsibility or in some instances anti-ESG sentiment, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, and the business, financial condition and/or stock price of such business entity could be materially and adversely affected. Attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary disclosures related to ESG or corporate responsibility, mandatory disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage and negative impacts on our access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that we could be subject to additional governmental investigations, private litigation or activist campaigns as stockholders may attempt to effect changes to our business or governance practices.
In response to regulatory requirements or stakeholder expectations and industry standards, we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such targets and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, failure or a perception (whether or not valid) of failure to implement ESG strategies related to corporate responsibility or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us and negatively impact our operations. Notwithstanding our election to pursue aspirational ESG-related targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals or conversely to abandon ESG related goals. We cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles. Additionally, interest on the part of investors and regulators in factors related to ESG and corporate responsibility and stakeholders’ demand for, and scrutiny of, disclosure related to ESG and corporate responsibility has also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their claims related to corporate responsibility, goal, targets, efforts or initiatives, often referred to as “greenwashing.” Such perception or accusation could damage our reputation and result in litigation or regulator actions.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Companies in the energy industry, and in particular those focused on oil or natural gas extraction, often do not score as well under such assessments compared to companies in other industries. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and services, we cannot guarantee that such participation or certification will have the intended results on our ESG profile. Unfavorable ESG ratings and activism directed at shifting funding away from companies with energy-related assets could lead to increased negative sentiment toward us, our customers and our industry.
These negative sentiments and responses to initiatives aimed at limiting climate change and reducing air pollution could lead to the diversion of investment to other industries, which could result in downward pressure on the stock prices of oil and gas companies, including ours, and limit our access to and increase costs of capital for potential acquisitions or development projects, all of which could impact our future financial results. Additionally, to the extent matters related to corporate responsibility negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.
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
We face risks related to pandemics, epidemics, outbreaks or other public health events (such as the COVID-19 pandemic) that are outside of our control and could significantly disrupt our operations and adversely affect our business and financial condition. In response to any future public health crisis, there may be wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of such public health crisis in regions across the United States and the world.
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
Hydraulic fracturing continues to be controversial in certain parts of the United States, resulting in increased scrutiny and regulation of the hydraulic fracturing process, including by federal and state agencies and local municipalities. See “Item 1. Business—Regulation—Environmental and occupational health and safety regulation” for more discussion on these hydraulic fracturing matters. The adoption of any federal, state or local laws or the implementation of regulations or issuance of executive orders restricting hydraulic fracturing activities or locations or suspending or delaying the performance of hydraulic fracturing on federal properties or other locations could potentially result in an increase in our compliance costs, and a decrease in the completion rate of our new crude oil and natural gas wells, which could have a material adverse effect on our liquidity, results of operations and financial condition. Restrictions, delays or bans on hydraulic fracturing could also reduce the amount of crude oil, NGL and natural gas that we are ultimately able to produce in commercial quantities, which adversely impacts our revenues and profitability.
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
Our ability to produce crude oil, NGL and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
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
Competition in the oil and gas industry is intense, making it more difficult for us to acquire properties, market crude oil, NGL and natural gas and secure and retain trained personnel.
Our ability to acquire additional drilling locations and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, market crude oil, NGL and natural gas and secure equipment and trained personnel. Also, there is substantial competition for capital available for investment in the oil and gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive oil and gas properties and exploratory drilling locations or to identify, evaluate, bid for and purchase a greater number of properties and locations than our financial or personnel resources permit. Furthermore, these companies may also be better able to withstand the financial pressures of unsuccessful drilling attempts, sustained periods of volatility in financial markets and generally adverse global and industry-wide economic conditions, and may be better able to absorb the burdens resulting from changes in relevant laws and regulations, which would adversely affect our competitive position. In addition, companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased in recent years due to competition and may increase substantially in the future. We may also see corporate consolidations among our competitors, which could significantly alter industry conditions and competition within the industry.
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
Our crude oil, NGL and natural gas operations could be adversely affected by seasonal weather conditions. In the Williston Basin, drilling and other crude oil, NGL and natural gas activities cannot be conducted as effectively during the winter months. Severe winter weather conditions limit and may temporarily halt our ability, or the ability of our suppliers and service providers, to operate during such conditions. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operating and capital costs. See “Item 1. Business—Regulation—

Environmental and occupational health and safety regulation” for more discussion on the threat of climate change and the resulting impacts to weather patterns and conditions.
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
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities or title defects in excess of the amounts claimed by us before closing and acquire properties on an “as is” basis. Indemnification from the sellers will generally be effective only during a limited time period after the closing and subject to certain dollar limitations and minimums. We may not be able to collect on such indemnification because of disputes with the sellers or their inability to pay. Moreover, there is a risk that we could ultimately be liable for unknown obligations related to acquisitions, which could materially adversely affect our financial condition, results of operations or cash flows.
Significant acquisitions and other strategic transactions may involve other risks, including:
•diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;
•the challenge and cost of integrating acquired and expanded operations, including those related to information management and other technology systems, permitting and other regulatory matters, and business cultures with those of our operations while carrying on our ongoing business;
•difficulty associated with coordinating geographically separate organizations or coordinating teams among various assets;
•an inability to secure, on acceptable terms, sufficient financing that may be required in connection with expanded operations and unknown liabilities; and
•the challenge of attracting and retaining personnel associated with acquired operations.
The process of integrating assets from acquisitions and other strategic transactions could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. The success of an acquisition will depend, in part, on our ability to realize anticipated opportunities from combining the acquired assets or operations with those of ours. Even if we successfully integrate the assets acquired, it may not be possible to realize the full benefits we may expect in estimated proved reserves, production volume, cost savings from operating synergies or other benefits anticipated from an acquisition or realize these benefits within the expected time frame. Anticipated benefits of an acquisition may be offset by operating losses relating to changes in commodity prices, in oil and gas industry conditions, by risks and uncertainties relating to the exploratory prospects of the combined assets or operations, failure to retain key personnel, an increase in operating or other costs or other difficulties. If we fail to realize the benefits we anticipate from an acquisition, our results of operations and stock price may be adversely affected.

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
To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of crude oil, NGL and natural gas, we currently, and may in the future, enter into derivative arrangements for a portion of our crude oil, NGL and natural gas production, including two-way and three-way collars and fixed-price swaps. We have not designated any of our derivative instruments as hedges for accounting purposes and record all derivative instruments on our balance sheet at fair value. Changes in the fair value of our derivative instruments are recognized in earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.
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
Our exploration and development activities are capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development, exploitation, production and acquisition of crude oil, NGL and natural gas reserves. Based upon our anticipated five-year development plan and current costs, we project that we will incur capital costs of approximately $3.0 billion to develop our PUD reserves. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our capital expenditures. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, inflation in costs, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.

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
Our cash flows provided by operating activities and access to capital are subject to a number of variables, including:
•our estimated net proved reserves;
•the level of crude oil, NGL and natural gas we are able to produce from existing wells and new projected wells;
•the prices at which our crude oil, NGL and natural gas are sold;
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
We are subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. This concentration of customers may impact our overall credit risk since these entities may be similarly affected by changes in economic and other conditions. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. See “Part II. Item 8.—Financial Statements and Supplementary Data—Note 19—Significant Concentrations” for additional information on significant concentrations with major customers.
Joint interest receivables arise from billing entities who own a partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2025, changes in our estimate of expected credit losses were not material.
In addition, our crude oil and natural gas derivative arrangements expose us to credit risk in the event of nonperformance by counterparties. Derivative assets and liabilities arising from derivative contracts with the same counterparty are reported on a net basis, as all counterparty contracts provide for net settlement. At December 31, 2025, we had commodity derivatives in place with 15 counterparties and a total net commodity derivative asset of $85.7 million.
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
We experienced an ownership change as a result of the merger of equals with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022 (the “Merger”). In addition, Whiting experienced an ownership change as a result of a prior restructuring under Chapter 11 of the Bankruptcy Code. Accordingly, our ability to utilize our NOLs and other Tax Benefits (including Whiting’s NOLs and other Tax Benefits) is subject to a limitation under Section 382. If we experience a subsequent ownership change, our NOLs and other Tax Benefits may be further limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our NOLs and other Tax Benefits. Any such ownership changes and resulting limitations under Section 382 may result in us paying more taxes than if we were able to utilize our NOLs and other Tax Benefits, which could adversely affect our financial position, results of operations and cash flows.
The cost of servicing, and the ability to generate enough cash flows to meet our current or future debt obligations could adversely affect our business. Those risks could increase if we incur more debt.
As of December 31, 2025, we had no outstanding borrowings and $32.8 million of outstanding letters of credit under our revolving credit facility, $750.0 million of 6.000% senior unsecured notes outstanding and $750.0 million 6.750% senior unsecured notes outstanding. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend on our future operating performance, our financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. If crude oil, NGL and natural gas prices decline substantially or for an extended period of time from their current levels, we may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
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
Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Cash dividend payments in the future may only be made out of legally available funds and, if we experience substantial losses, such funds may not be available. Certain covenants in our revolving credit facility and the indentures governing our senior unsecured notes may limit our ability to pay dividends. We can provide no assurance that we will continue to pay dividends at the current rate or at all.
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
As of December 31, 2025, a total of 2,736,689 shares of common stock were available for future issuance under our equity incentive plans. The exercise of stock-based awards, including any stock options that we may grant in the future, warrants, and the sale of shares of our common stock underlying any such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares.
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
Like other similarly-situated oil and gas companies, we are from time to time involved in various legal, governmental and regulatory proceedings in the ordinary course of business including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, regulatory compliance matters, disputes with tax authorities and other matters. The outcome of such matters often cannot be predicted with certainty. If our efforts to defend ourselves in legal, governmental and regulatory matters are not successful, it is possible the outcome of one or more such proceedings could result in substantial liability, penalties, sanctions, judgments, consent decrees or orders requiring a change in our business practices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Judgments and estimates to determine accruals related to legal, governmental and regulatory proceedings could change from period to period, and such changes could be material. See “Item 1. Business—Regulation” for more discussion on the regulations to which we are subject and a discussion of various risks regarding our business as a result of such regulations.
Our profitability may be negatively impacted by inflationary pressures in the cost of labor, materials and services and general economic, business or industry conditions.
The U.S. economy has experienced significant inflation since 2021 stemming from, among other things, supply chain disruptions, wage increases associated with a low U.S. unemployment rate and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. Although U.S. inflation rates have moderated, we cannot predict any future trends in the rate of inflation. Elevated interest rates for prolonged periods and the state of the general economy have brought uncertainty to the near-term economic outlook and could increase the cost of future financing efforts. High levels of inflation could further raise our costs for labor, materials and services, due to a combination of factors, including: (i) global supply chain disruptions resulting in limited availability of certain materials and equipment (including drill pipe, casing and tubing), (ii) increased demand for fuel and steel, (iii) increased demand for services coupled with a limited availability of service providers and (iv) labor shortages, which would negatively impact our profitability and cash flows. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in the near future; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities.
Concerns over global economic conditions, changes in tariffs and trade agreements, energy costs, geopolitical issues, inflation and the availability and cost of credit in the European, Asian and U.S. markets contribute to economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of crude oil, NGL and natural gas, volatility in consumer confidence and job markets, may result in an economic slowdown or recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which crude oil, NGL and natural gas from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately adversely impact our business, results of operations and financial condition.
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
Terrorist attacks or cyber-attacks may significantly affect the energy industry, including our operations and those of our potential customers and third-party vendors, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. A cyber-attack could include gaining unauthorized access to our or third-party digital systems or data for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. SCADA-based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations. We, or our business partners, may rely upon outdated information technology (“IT”) or software systems that may be at a higher risk of error, failure and cyber breach. Techniques used in cyber-attacks often range from highly sophisticated efforts to electronically circumvent network security to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. Cyber-attacks may also be performed in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks. In addition, certain cyber incidents, such as unauthorized surveillance or a data breach, may remain undetected for an extended period.
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
•events of non-compliance that could lead to costly investigations and regulatory fines and/or penalties, class action litigation; and
•business interruptions that could result in expensive remediation efforts, distraction of management, damage to our reputation or a negative impact on the price of our units.
Our implementation of various controls and processes designed to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, despite our or our third-party partners’ security measures there can be no assurance that such measures will be sufficient to protect our IT systems from hacking, or other unauthorized system access, ransomware attacks, employee error, malfeasance, system error, faulty password management or other irregularities.
Moreover, as the sophistication, severity and volume of cyber-attacks continue to increase, we may be required to expend significant additional resources to further enhance our digital security and IT infrastructure or to remediate vulnerabilities, including through the use of artificial intelligence, and we may face difficulties in timely detecting or containing incidents or fully anticipating or implementing adequate preventive measures or mitigating potential harm. These costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts may come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs and diversion of resources may adversely affect our operating margins. A cyber incident could ultimately result in investigations, liability under data privacy laws, regulatory penalties, damage to our reputation or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material adverse effect on our financial condition, liquidity or results of operations or the integrity of the systems, processes and data needed to run our business. A cyber incident could also give rise to potential costs and consequences that cannot be estimated or predicted. For example, the SEC has adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in investigations, fines, civil litigation or damage to our reputation.
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
Presently, we employ a limited array of artificial intelligence technology in our business, the use of which introduces us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. It is conceivable that we might integrate further artificial intelligence solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. While we have established policies governing the use of artificial technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents would adhere to those policies. In addition, the legal and regulatory landscape related to artificial intelligence is constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain artificial intelligence capabilities into our operations. Failure or perceived failure by us to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of artificial intelligence tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We maintain a cybersecurity program overseen by the Vice President, Information Technology that uses a risk-based methodology to support the security, confidentiality, integrity and availability of our information. The security of our field infrastructure and corporate network is a priority for our business. We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats. Our cybersecurity program utilizes a combination of automated tools, manual processes and third-party assessments with the goal of identifying and assessing potential cybersecurity risks. These risks may include, among other things, operational risks, unauthorized access to systems and data stored on them, intellectual property theft, fraud, extortion, harm to employees, customers or business partners, violation of privacy or security laws and other litigation and legal risk and reputational risks.
We have endeavored to implement policies, standards and technical controls based on the National Institute of Standards and Technology framework with the aim of protecting our networks, applications and data. We seek to assess, identify and manage cybersecurity risks through the processes described below:
•Risk Assessment: We have implemented a multi-layered system designed to protect and monitor data and cybersecurity risk. Periodic assessments of our cybersecurity safeguards are conducted both internally and by independent third-party cybersecurity vendors. Additionally, our internal audit department conducts regular audits designed to identify, assess and manage cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies and education programs in response to audit findings.
•Incident Identification and Response: We have implemented a monitoring and detection system that is designed to help promptly detect cybersecurity incidents. While processes are in place to minimize the chance of a successful cyberattack, we have established incident response procedures designed to address a cybersecurity threat that may occur despite these safeguards. The response procedures are designed to identify, analyze, contain and remediate any such cybersecurity incidents that occur. In the event of any breach or cybersecurity incident, we have a cross-functional enterprise-wide incident response plan, which includes the involvement of our executive management team, established incident levels, and associated notification procedures, including escalation procedures upon discovery of cybersecurity risks to our Board of Directors, outside counsel and law enforcement, if deemed material or appropriate. Further, we conduct periodic incident response tabletop exercises and planned incident response drills with various members of our management team that are designed to refine and update our incident response processes.
•Cybersecurity Training and Awareness: We maintain a formal information security training program for all employees and contractors that includes training on matters such as phishing, social engineering techniques, and email security best practices. We have implemented a requirement that all employees and contractors participate in information security training at least quarterly and have deployed internal phishing campaigns to measure the effectiveness of the training program.
•Access Controls: Our access controls are designed to provide users with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions. We have also implemented a multi-factor authentication process for employees accessing company information.
•Systems and Processes: We use a combination of tools designed to detect cybersecurity incidents. We use firewalls and protection software in addition to working with a third-party cybersecurity vendor to scan internal and external networks for threat and intrusion detection. Our cybersecurity team periodically tests our controls through penetration tests, vulnerability scans and attack simulations.
•Encryption and Data Protection: We have encryption methods in place that are designed to protect certain sensitive data. This includes the encryption of customer data, financial information and other confidential data. We also have multiple programs in place that are designed to monitor our retained data and take actions to secure the data.

We engage third-party vendors and consultants throughout our business as needed. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, we conduct due diligence prior to engaging with any third-party service provider to evaluate the third-party provider’s cybersecurity capabilities, and maintain an ongoing monitoring process throughout the relationship to encourage continued compliance with our requirements and standards. For new cloud-based third-party providers, we review their cybersecurity practices in an effort to attempt to verify compliance with our cybersecurity standards. This process is documented through our Cloud Services Assessment. Additionally, we endeavor to include cybersecurity requirements in our contracts with third-party providers and endeavor to require them to adhere to our cybersecurity standards and protocols. Further, we require any third-party service providers with access to personally identifiable information to enter into data processing services agreements and adhere to our policies and standards. However, we are subject to the risk that our third-party providers and vendors may not fully comply with all of our policies and standards.
We have integrated the above cybersecurity risk management processes into our overall ERM program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.
As of the date of this report, we are not aware of any previous cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences for the business and our financial performance. While we devote resources to security measures that are designed to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.
Cybersecurity Governance and Oversight
The Board of Directors has primary oversight of risks from cybersecurity threats. The Board of Directors delegates oversight of risk, including reviews of cybersecurity and data protection and compliance with cybersecurity policies, to the Audit and Reserves Committee.
The Vice President, Information Technology, provides updates to the Audit and Reserves Committee on data protection and cybersecurity matters on at least a semi-annual basis, or as requested or deemed necessary. The topics covered in such reports may include an overview of our current cybersecurity risk assessment, key risk areas, any significant cyber incidents that have occurred or are reasonably likely to occur, as well as recent updates on cybersecurity trends and emerging threats. Additionally, on an annual basis, the Vice President, Information Technology, reviews with the Audit and Reserves Committee the results from tests of key cybersecurity risks and the subsequent steps taken that are designed to mitigate such risks.
Management is responsible for assessing and managing cybersecurity risk. Specifically, the Vice President, Information Technology, is responsible for overseeing the prevention, mitigation, detection and remediation of cybersecurity incidents. Our Vice President, Information Technology, has over 20 years of experience, including prior industry experience consulting on various IT matters and developing and testing IT general controls and cybersecurity risk management programs. We maintain an internal staff of IT professionals who support our cybersecurity program and engage with third-party service providers to support specific areas of our cybersecurity risk mitigation and response.
The Vice President, Information Technology, works closely with other management positions, including our Chief Financial Officer, our Chief Strategy Officer & Chief Commercial Officer and our General Counsel, to help us maintain an effective incident response communication plan and understanding of our cybersecurity risk management processes. Our cybersecurity incident response plan provides processes for escalation if there is an emerging cybersecurity incident, including timely notice to our Board of Directors if the incident is deemed material or as otherwise appropriate.
We have developed a Cybersecurity Council that reports directly to our Chief Strategy Officer & Chief Commercial Officer. The Cybersecurity Council is led by the Vice President, Information Technology, and is comprised of select members of the IT team with an average of approximately 20 years of cybersecurity experience. The Cybersecurity Council meets monthly to review current cybersecurity threats as well as our potential exposure. The Cybersecurity Council also engages periodically with external and internal auditors, as well as the Cybersecurity and Infrastructure Security Agency, the American Exploration and Production Council and the Federal Bureau of Investigation in an effort to stay informed on cybersecurity risk management.
Item 2. Properties
The information required by Item 2. is contained in Item 1. Business.

Item 3. Legal Proceedings
See “Part II, Item 8. Financial Statements and Supplementary Data—Note 20—Commitments and Contingencies,” which is incorporated herein by reference, for a discussion of material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity. Our common stock is listed on the Nasdaq under the symbol “CHRD”.
Dividends. In 2025, we paid an aggregate amount of base cash dividends of $5.20 per share of common stock. On February 25, 2026, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 27, 2026 to stockholders of record as of March 12, 2026.
In August 2025, the Board of Directors authorized a share repurchase program of up to $1.0 billion, which replaced the $750 million share repurchase program the Board of Directors had previously authorized in October 2024. See “Part I. Item 1. Business—Business Strategy—Maximize returns” for additional information on the return of capital plan.
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
Holders. As of February 13, 2026, the number of record holders of our common stock was 305. Based on inquiry, management believes that the number of beneficial owners of our common stock as of February 13, 2026 was approximately 142,269.
On February 13, 2026, the last sale price of our common stock, as reported on the Nasdaq, was $102.02 per share.
Unregistered Sales of Equity Securities. There were no sales of unregistered equity securities during the year ended December 31, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans. Information concerning securities authorized for issuance under our equity compensation plans will be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Issuer Purchases of Equity Securities. The following table contains information about our acquisition of equity securities during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 – October 31, 2025	—	$—	—	$962,166,903
November 1 – November 30, 2025	—	—	—	962,166,903
December 1 – December 31, 2025	103,057	97.01	103,057	952,169,220
___________________
(1)During the fourth quarter of 2025, we withheld no shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)During the fourth quarter of 2025, we repurchased 103,057 shares of common stock at a weighted average price of $97.01 per common share for a total cost of $10.0 million, under our publicly announced share repurchase program.
(3)In October 2024, our Board of Directors had previously authorized a share repurchase program of up to $750 million of our common stock. In August 2025, our Board of Directors authorized a new share repurchase program covering up to $1.0 billion of common stock, which replaced the existing $750 million share repurchase program.

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
The performance graph shown below compares the cumulative total return to our common stockholders as compared to the cumulative total returns on the Standard and Poor’s 500 Index (“S&P 500”) and the Standard and Poor’s 500 Oil & Gas Exploration & Production Index (“S&P 500 O&G E&P”) for the period of December 31, 2020 through December 31, 2025. The comparison was prepared based upon the following assumptions:
1.$100 was invested in our common stock, the S&P 500 and the S&P 500 O&G E&P on December 31, 2020 at the closing price on such date; and
2.Dividends were reinvested.

700
600
500
400
300
200
100
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
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
For discussion related to changes in financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Overview
Chord Energy Corporation, a Delaware corporation (together with our consolidated subsidiaries, the “Company,” “Chord,” “we,” “us,” or “our”), is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin with limited non-operated interests in the Marcellus Shale. On May 31, 2024, we acquired Enerplus Corporation, a corporation existing under the laws of the Province of Alberta, Canada (“Enerplus”) in a stock-and-cash transaction (such transaction, the “Arrangement”). Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a fun and rewarding environment for our employees. We are ideally positioned to generate strong free cash flow and enhance return of capital, while being responsible stewards of the communities and environment where we operate.
Recent Developments
2025 Williston Basin Acquisition
On September 15, 2025, we entered into a definitive agreement to acquire certain developed and undeveloped oil and gas assets located in the Williston Basin from XTO Energy Inc. and affiliates (collectively, “XTO”), subsidiaries of Exxon Mobil Corporation, for total cash consideration of $550.0 million, subject to customary purchase price adjustments (the “2025 Williston Basin Acquisition”).
On October 31, 2025, we completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including a cash deposit of $55.0 million to XTO upon execution of the purchase and sale agreement and $487.2 million paid to XTO at closing (including customary preliminary purchase price adjustments). We funded the 2025 Williston Basin Acquisition with proceeds from the issuance of the 2030 Senior Notes (defined in “Liquidity and Capital Resources—Long-Term Debt” below) and cash on hand. The effective date of the 2025 Williston Basin Acquisition was September 1, 2025.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders depend substantially on factors beyond our control, such as economic, geopolitical, political and regulatory developments as well as competition from other sources of energy. Prices for crude oil, NGL and natural gas have experienced significant fluctuations in recent years, including sustained decreases during 2025, and may continue to fluctuate widely or continue to decrease in the future due to a combination of macro-economic factors that impact the supply and demand for crude oil, NGL and natural gas. The potential for continued volatility in our markets, economic uncertainty and unfavorable oil and gas market dynamics, including OPEC+ announcements during 2025 regarding increased oil production targets and U.S. tariffs and potential retaliatory tariffs, may have an adverse impact on our future business operations, financial condition and liquidity.
During 2025, the energy markets were marked by heightened volatility that led to frequent and unpredictable changes in crude oil prices. Throughout the year, prices fluctuated considerably, with periods of both decline and recovery. The average NYMEX WTI declined 14% during the year ended December 31, 2025, compared to the prior year, and overall conditions remain unstable. Market conditions during the year were adversely influenced by elevated production levels from OPEC+, ongoing trade and tariff negotiations between the United States and other governments, and retaliatory measures taken by such other governments. Further declines in the price of crude oil, or a sustained depression of the price of crude oil for an extended period of time, could have a material adverse effect on our financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced, as well as our access to capital. For example, as a result of a decrease in the price of our common stock during the three months ended June 30, 2025, which was impacted by declines in crude oil and natural gas prices over that same period, we assessed goodwill for impairment and recognized a non‑cash impairment charge of $539.3 million. See “Item 8. Financial Statements and Supplementary Data—Note 6—Fair Value Measurements” for additional information.
In an effort to reduce inflationary pressures that emerged in the broader economy, central banks began to aggressively raise interest rates in 2022. After peaking in 2023, interest rates began to trend downward during 2024 and 2025. Although U.S. inflation rates have shown signs of moderating, higher interest rates generally reduce economic activity levels, which have and could in the future again result in lower commodity prices due to reduced demand for crude oil, NGL and natural gas (see “Item 7A. —Quantitative and Qualitative Disclosures about Market Risk—Inflation risks” for additional information). The uncertainties resulting from the potential economic outcomes of monetary policy decisions of central banks as well as tariff and trade policy decisions of the U.S. or other governments, coupled with the geopolitical risks associated with the continued military conflicts in the Red Sea Region and the wider Middle East and the recent developments in relations between the United States and Venezuela, make it difficult to predict future impacts to commodity prices.
While we are unable to predict future commodity prices, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future at current price levels; however, we would evaluate the recoverability of the carrying value of our oil and gas properties as a result of a future material or extended decline in the price of crude oil, NGL or natural gas or a material increase in the costs of labor, materials or services. See “Part I, Item 1A. Risk Factors—If crude oil, NGL and natural gas prices decline, or for an extended period of time remain at depressed levels, we may be required to take write-downs of the carrying values of our oil and gas properties” for additional information.
In an effort to improve price realizations from the sale of our crude oil, NGL and natural gas, we manage our commodities marketing activities in-house, which enables us to market and sell our crude oil, NGL and natural gas to a broader array of potential purchasers. We enter into crude oil, NGL and natural gas sales contracts with purchasers who have access to transportation capacity, utilize derivative financial instruments to manage our commodity price risk and enter into physical delivery contracts to manage our price differentials. Due to the availability of other markets and pipeline connections, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations or cash flows. Please see “Part I, Item 1. Business—Exploration and Production Operations—Marketing.”
Our average net realized crude oil prices and average price differentials are shown in the tables below for the periods presented:

	2025				Year Ended December 31, 2025
	Q1	Q2	Q3	Q4
Average realized crude oil prices ($/Bbl)(1)	$69.11	$61.62	$63.59	$56.90	$62.78
Average price differential ($/Bbl)(2)	$(2.30)	$(2.15)	$(1.41)	$(2.24)	$(2.02)
Average price differential percentage(2)	(3.3)%	(3.5)%	(2.2)%	(3.9)%	(3.2)%

	2024				Year Ended December 31, 2024
	Q1	Q2	Q3	Q4
Average realized crude oil prices ($/Bbl)(1)	$75.32	$78.89	$73.51	$68.79	$73.67
Average price differential ($/Bbl)(2)	$(1.71)	$(1.41)	$(1.51)	$(1.49)	$(1.52)
Average price differential percentage(2)	(2.3)%	(1.8)%	(2.1)%	(2.2)%	(2.1)%
__________________
(1)Realized crude oil prices do not include the effect of derivative contract settlements.
(2)Price differential reflects the difference between our realized crude oil prices and NYMEX WTI.
We sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of December 31, 2025, substantially all of our gross operated crude oil production was connected to gathering systems. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and, to a lesser extent, rail markets in order to optimize price realizations. Expansions of both pipeline and rail facilities in the Williston Basin has reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.

Results of Operations
Comparability of Financial Statements
The results of operations presented below relate to the periods ended December 31, 2025 and 2024. The results reported for the year ended December 31, 2025 reflect the consolidated results of Chord, while the results reported for the year ended December 31, 2024 reflect the consolidated results of Chord, including combined operations with Enerplus beginning on May 31, 2024, unless otherwise noted.
For a discussion of the changes related to the financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Operational and Financial Highlights
•Production volumes averaged 276,620 Boepd (56% oil) for the year ended December 31, 2025.
•Lease operating expenses (“LOE”) were $9.73 per Boe for the year ended December 31, 2025.
•Capital expenditures (excluding capitalized interest) were $1,357.9 million for the year ended December 31, 2025.
•Net cash provided by operating activities was $2,040.7 million and net income was $44.5 million for the year ended December 31, 2025.
•Estimated net proved reserves were 917.5 MMBoe as of December 31, 2025, with a Standardized Measure of $7.5 billion and PV-10 of $9.1 billion.
•TIL’d 122 gross (99 net) operated wells for the year ended December 31, 2025.
Shareholder Return Highlights
•Paid $5.20 per share base cash dividends for the year ended December 31, 2025.
•Repurchased $364.5 million of common stock (excluding accrued excise taxes) during the year ended December 31, 2025 with $952.2 million remaining under the new $1.0 billion share repurchase program authorized by the Board of Directors in August 2025.
•On February 25, 2026, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 27, 2026 to stockholders of record as of March 12, 2026.
Net Income
We had net income of $44.5 million for the year ended December 31, 2025, which decreased 95% as compared to $848.6 million for the year ended December 31, 2024, primarily due to decreased realized oil prices and a non-cash goodwill impairment charge during the year ended December 31, 2025. The impacts on net income of our expanded operations from the Arrangement and other increases and decreases in revenues and expenses are further explained below.
Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Additionally, our revenues for the year ended December 31, 2025 were positively impacted due to the Arrangement, which expanded our operations primarily in the Williston Basin. Our purchased oil and gas sales are derived from the sale of crude oil, NGL and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil, NGL and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into sales and purchases with the same counterparty in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Year Ended December 31,
	2025	2024
	(In thousands, except price per unit data)
Revenues
Crude oil revenues	$3,546,890	$3,571,336
NGL revenues	138,277	162,052
Natural gas revenues	211,973	102,750
Purchased oil and gas sales	979,986	1,414,944
Total revenues	$4,877,126	$5,251,082
Production data
Crude oil (MBbls)	56,500	48,479
NGL (MBbls)	19,149	16,338
Natural gas (MMcf)(1)	151,903	122,193
Oil equivalents (MBoe)	100,966	85,182
Average daily production (Boepd)	276,620	232,737
Average daily crude oil production (Bopd)	154,795	132,455
Average sales prices
Crude oil (per Bbl)
Average sales price	$62.78	$73.67
Effect of derivative settlements(2)	0.81	0.02
Average realized price after the effect of derivative settlements(2)	$63.59	$73.69
NGL (per Bbl)
Average sales price	$7.22	$9.92
Effect of derivative settlements(2)	—	—
Average realized price after the effect of derivative settlements(2)	$7.22	$9.92
Natural gas (per Mcf)
Average sales price(1)	$1.40	$0.84
Effect of derivative settlements(2)	0.11	—
Average realized price after the effect of derivative settlements(1)(2)	$1.51	$0.84
__________________
(1)For the years ended December 31, 2025 and 2024, natural gas production volume from the Marcellus Shale was 45,151 MMcf and 24,727 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $3.15 per Mcf and $1.78 per Mcf for the years ended December 31, 2025 and 2024, respectively.
(2)The effect of derivative settlements includes the cash received or paid for the cumulative gains or losses on our commodity derivatives settled in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Crude oil revenues. Our crude oil revenues decreased $24.4 million to $3,546.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Excluding the increase of $491.4 million due to our expanded operations as a result of the Arrangement, our crude oil revenues decreased $545.6 million due to lower crude oil realized prices year-over-year, partially offset by an increase of $29.8 million due to higher total crude oil production volumes sold. Average crude oil sales prices, without derivative settlements, decreased by $10.89 per barrel year-over-year to an average of $62.78 per barrel for the year ended December 31, 2025 due to decreases in NYMEX WTI and widening in-basin differentials.
NGL revenues. Our NGL revenues decreased $23.8 million to $138.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Excluding the increase of $3.8 million due to our expanded operations as a result of the Arrangement, our NGL revenues decreased $34.5 million due to lower NGL realized prices year-over-year, partially offset by an increase of $6.9 million due to higher total NGL production volumes sold. Average NGL sales prices, without derivative settlements, decreased by $2.70 per barrel period over period to an average of $7.22 per barrel for the year ended December 31, 2025 primarily due to wider differentials on incremental production volumes primarily as a result of the Arrangement.
Natural gas revenues. Our natural gas revenues increased $109.2 million to $212.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Our natural gas revenues increased $69.0 million due to our expanded operations as a result of the Arrangement. Excluding the increase from the Arrangement, natural gas revenues increased $41.4 million primarily due to higher average natural gas realized prices. Average natural gas sales prices, without derivative settlements, increased by $0.56 per Mcf period over period to $1.40 per Mcf for the year ended December 31, 2025 primarily due to increases in natural gas index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales decreased $435.0 million to $980.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This decrease was primarily due to a decrease in the volume of crude oil purchased and subsequently sold as well as lower crude oil prices year-over-year.
Expenses and other income (expense)
Certain operating expenses, including LOE, GPT expenses and DD&A, increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to the Arrangement, which closed on May 31, 2024 and expanded our operations primarily in the Williston Basin.
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Year Ended December 31,
	2025	2024

	(In thousands, except per Boe of production)
Operating expenses
Lease operating expenses	$982,610	$824,408
Gathering, processing and transportation expenses	290,917	267,559
Purchased oil and gas expenses	975,128	1,412,357
Production taxes	291,880	333,397
Depreciation, depletion and amortization	1,470,171	1,107,776
General and administrative expenses	126,294	205,585
Impairment and exploration	551,412	17,021
Total operating expenses	4,688,412	4,168,103
Gain on sale of assets, net	8,711	17,088
Operating income	197,425	1,100,067
Other income (expense)
Net gain on derivative instruments	127,618	12,563
Net gain (loss) from investment in equity securities	(12,957)	51,284
Interest expense, net of capitalized interest	(80,150)	(56,523)
Loss on extinguishment of debt	(3,494)	—
Other income, net	15,042	5,047
Total other income, net	46,059	12,371
Income before income taxes	243,484	1,112,438
Income tax expense	(199,025)	(263,811)
Net income	$44,459	$848,627
Costs and expenses (per Boe of production)
Lease operating expenses	$9.73	$9.68
Gathering, processing and transportation expenses	2.88	3.14
Production taxes	2.89	3.91
Lease operating expenses. LOE increased $158.2 million to $982.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by our expanded operations after the Arrangement, contributing $115.3 million of additional LOE period over period. Additionally, workover costs increased by $30.2 million and fixed and variable costs increased by $12.6 million primarily due to 122 gross (99 net) operated new wells brought online during year ended December 31, 2025. LOE per Boe increased $0.05 per Boe period over period to $9.73 per Boe for the year ended December 31, 2025 primarily due to increased workover costs.
Gathering, processing and transportation expenses. GPT expenses increased $23.4 million to $290.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily due to our expanded operations after the Arrangement contributing $48.2 million of additional GPT expenses. This increase was partially offset by lower transportation rates of $12.8 million, primarily due to several contracts expiring during the year ended December 31, 2024, and lower fair value losses of $5.9 million attributable to the completion of certain derivative transportation contracts in June 2024. GPT expenses decreased $0.26 per Boe period over period to $2.88 per Boe for the year ended December 31, 2025 primarily due to an increase in production volumes, lower transportation rates and fair value losses period over period.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $437.2 million to $975.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to a decrease in the volume of crude oil purchased and subsequently sold as well as lower crude oil prices year-over-year.
Production taxes. Production taxes decreased $41.5 million to $291.9 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Excluding the $46.0 million increase in production taxes attributable to our expanded operations after the Arrangement, production taxes decreased $66.6 million primarily due to a decrease in crude oil revenues year over year due to lower crude oil realized prices and decreased $20.9 million as a result of a reduction in the production tax rate during the year ended December 31, 2025 primarily due to a non-recurring refund related to certain North Dakota wells receiving an extraction tax exemption. The production tax rate as a percentage of crude oil, NGL and natural gas sales was 7.5% for the year ended December 31, 2025 as compared to 8.7% for the year ended December 31, 2024. This rate decrease year-over-year was primarily due to the non-recurring refund in 2025 coupled with natural gas comprising a larger percentage of total sales relative to the prior period.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) expense increased $362.4 million to $1,470.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily due to $209.6 million of additional depletion expense due to a higher depletion rate year-over-year, coupled with $128.2 million of additional DD&A expense related to an overall increase in production volumes year-over-year, mainly due to our expanded operations after the Arrangement, as well as an increase in accretion expense of $19.8 million. The depletion rate increased $1.82 per Boe year-over-year to $14.12 per Boe for the year ended December 31, 2025 primarily due to the purchase consideration allocated to the fair value of oil and gas properties acquired in the Arrangement and the 2025 Williston Basin Acquisition.
General and administrative expenses. Our general and administrative (“G&A”) expenses decreased $79.3 million to $126.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a $79.5 million decrease in merger and acquisition-related costs year-over-year. Merger and acquisition-related costs for the years ended December 31, 2025 and 2024 were $9.8 million and $89.3 million, respectively, and were primarily comprised of severance, legal, and advisory expenses related to the Arrangement.
Impairment and exploration expenses. Impairment and exploration expenses increased $534.4 million to $551.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to the impairment of our goodwill. During the year ended December 31, 2025, we recorded an impairment charge on our goodwill of $539.3 million as a result of the decrease in the price of our common stock during the three months ended June 30, 2025, which was impacted by a decline in crude oil and natural gas prices during that same period.
Gain on sale of assets, net. During the years ended December 31, 2025 and 2024, we recorded a net gain on sale of assets of $8.7 million and $17.1 million, respectively, primarily related to the divestiture of certain oil and gas properties within each period.
Derivative instruments. During the year ended December 31, 2025, we recorded a $127.6 million net gain on derivative instruments, which was primarily comprised of a net gain of $125.4 million associated with our commodity derivative contracts and a net gain of $2.2 million associated with a contract that included contingent consideration. The net gain of $125.4 million on commodity derivative contracts included a realized gain of $63.8 million on settled commodity derivative contracts, coupled with an unrealized gain of $61.6 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices. During the year ended December 31, 2024, we recorded a $12.6 million net gain on derivative instruments, which was primarily comprised of a net gain of $7.5 million associated with our commodity derivative contracts and a net gain of $5.1 million associated with a contract that included contingent consideration. The net gain of $7.5 million on commodity derivative contracts included an unrealized gain of $6.6 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, coupled with a realized gain of $0.9 million on settled commodity derivative contracts.

Investment in equity securities. We recorded a $13.0 million loss related to our investment in Energy Transfer for the year ended December 31, 2025, which included an unrealized loss of $22.5 million as a result of a decrease in the fair value of the investment during the year, partially offset by a realized gain of $9.5 million for cash distributions received. During the year ended December 31, 2024, we recorded a $51.3 million gain related to our investment in Energy Transfer, primarily related to a realized gain of $42.0 million as a result of an increase in the fair value of the investment during the year and a realized gain of $9.3 million for cash distributions received.
Interest expense, net of capitalized interest. Interest expense increased $23.6 million to $80.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase is primarily due to $32.0 million of higher interest expense on a greater outstanding balance of senior notes resulting from the issuance of the 2033 Senior Notes (as defined below) and the 2030 Senior Notes (as defined below) during 2025, partially offset by the impact of the repayment of the 2026 Senior Notes in March 2025. This increase in interest expense was partially offset by a decrease in interest expense on the Credit Facility (as defined below) of $9.6 million year-over-year. For the year ended December 31, 2025, the weighted average borrowings outstanding under the Credit Facility were $215.0 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.52%. For the year ended December 31, 2024, the weighted average borrowings outstanding under the Credit Facility were $362.2 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.27%.
Loss on debt extinguishment. On March 13, 2025, we paid an aggregate of $409.1 million to purchase and satisfy and discharge $400.0 million of our 6.375% senior unsecured notes due June 1, 2026 (the “2026 Senior Notes), resulting in a loss on debt extinguishment of $3.5 million for the year ended December 31, 2025. The loss primarily included the write-off of unamortized debt issuance costs of $2.1 million, and a premium paid to redeem a portion of the 2026 Senior Notes of $1.1 million.
Other income, net. For the year ended December 31, 2025, we recognized $15.0 million of other income, net, which related primarily to proceeds from the disposition of surplus equipment, partially offset by remeasurement of equipment inventory. For the year ended December 31, 2024, we recognized $5.0 million of other income, net, which related primarily to interest income associated with the average cash balance in our money market account.
Income tax expense. Our effective tax rate was recorded at 81.7% and 23.7% of pre-tax income for the years ended December 31, 2025 and December 31, 2024, respectively. Our effective tax rate for the year ended December 31, 2025 was higher than the statutory federal tax rate of 21% primarily as a result of the impact of the goodwill impairment charge recorded during the second quarter of 2025. The effective tax rate for the year ended December 31, 2024 was higher than the statutory federal tax rate of 21% primarily as a result of the impact of state income taxes.
Liquidity and Capital Resources
As of December 31, 2025, we had $2,156.7 million of liquidity available, including $1,967.2 million of aggregate unused borrowing base capacity available under our Credit Facility (as defined below) and $189.5 million in cash and cash equivalents. We had no net borrowings outstanding under our Credit Facility and $32.8 million of outstanding letters of credit. Our primary sources of liquidity were from cash flows from operations, available borrowing capacity under the Credit Facility, proceeds from the issuance of the 2030 Senior Notes and the 2033 Senior Notes and cash on hand. Our primary liquidity requirements were debt repayments under our Credit Facility, capital expenditures for the development of oil and gas properties, acquisitions, debt repayments under the 2026 Senior Notes, share repurchases, dividend payments and working capital requirements.
Capital availability is affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of sustainability matters and other factors, many of which are beyond our control. The U.S. Federal Reserve has continued to steadily decrease interest rates, however the potential for such rates to decrease further or to increase or remain elevated for an extended period of time creates additional economic uncertainty. Although we are unable to predict future interest rates, this disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
Williston Basin Acquisition.. On October 31, 2025, we completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including the $55.0 million deposit and $487.2 million paid to XTO at closing (including customary preliminary purchase price adjustments).
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
We also incurred certain costs for advisory, legal and other third-party fees in connection with the Arrangement, which were recorded to G&A expenses on the Consolidated Statements of Operations. During the years ended December 31, 2025 and

2024, we incurred merger and acquisition-related costs of $9.8 million and $89.3 million, respectively, and were primarily comprised of severance, legal, and advisory expenses related to the Arrangement.
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
Commodity derivative contracts. As of December 31, 2025, our commodity derivative contracts cover 7,216 MBbls of our crude oil production and 44,185 MMBtu of our natural gas production for 2026, as well as 2,501 MBbls of our crude oil production and 13,620 MMBtu of our natural gas production for 2027. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and “Part I, Item 1A. Risk Factors” for additional information.
Subsequent to December 31, 2025, we entered into new commodity derivative contracts to manage risks related to changes in commodity prices. The following table summarizes these commodity derivative contracts:

						Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Sub-Floor	Floor	Ceiling
Crude oil	2026	Three-way collars	459,000	Bbls		$45.00	$55.00	$67.75
Crude oil	2026	Two-way collars	2,108,000	Bbls			$60.00	$66.28
Crude oil	2027	Three-way collars	1,732,000	Bbls		$48.42	$58.42	$72.01
Crude oil	2027	Two-way collars	270,000	Bbls			$60.00	$65.22
Crude oil	2028	Three-way collars	364,000	Bbls		$48.75	$58.75	$73.79
Natural gas	2026	Fixed-price swaps	3,220,000	MMBtu	$4.10
Natural gas	2027	Fixed-price swaps	905,000	MMBtu	$4.00
Material cash requirements
Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, payment of income taxes, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, obligations associated with our leases, obligations associated with outstanding commodity derivative contracts that settle in a loss position and obligations to pay dividends on equity awards. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through base dividend payouts, supplemented by opportunistic share repurchases and variable dividend payouts. There were no borrowings outstanding under the Credit Facility (as defined below) as of December 31, 2025; however, on a quarterly basis, we pay a commitment fee on the average amount of borrowing base capacity not utilized during the quarter and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGL, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $467.9 million as of December 31, 2025. We believe that for the substantial majority of these agreements, our future production will be adequate to meet our delivery commitments or that we can purchase sufficient volumes of crude oil, NGL and natural gas from third parties to satisfy our minimum volume commitments.
Long-term debt
Our long-term debt consists of a senior secured revolving line of credit that is generally used to support our working capital requirements, $750.0 million of 6.000% senior unsecured notes and $750.0 million of 6.750% senior unsecured notes.
Senior secured revolving line of credit. As of December 31, 2025, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.75 billion and an aggregate amount of elected commitments of $2.0 billion that is due November 3, 2029. We had no net borrowings outstanding and $32.8 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $1,967.2 million as of December 31, 2025. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. In November 2025, we completed the semi-annual borrowing base redetermination, which affirmed the borrowing base of $2.75 billion and the aggregate amount of elected commitments of $2.0 billion and entered into the Seventh Amendment to the Amended and Restated Credit Agreement.

For the year ended December 31, 2025, the weighted average interest rate incurred on borrowings under the Credit Facility was 6.52%, compared to 7.27% for the year ended December 31, 2024.
We were in compliance with the financial covenants in the Credit Facility at December 31, 2025. See “Item 8. Financial Statements and Supplementary Data—Note 12—Long-Term Debt” for additional information.
Senior unsecured notes. As of December 31, 2025, we had $750.0 million of 6.750% senior unsecured notes (the “2033 Senior Notes”) that mature on March 15, 2033 and $750.0 million of 6.000% senior unsecured notes (the “2030 Senior Notes”) that mature on October 1, 2030. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year, and interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year. We were in compliance with the terms of the indentures for the 2030 Senior Notes and the 2033 Senior Notes at December 31, 2025. See “Item 8. Financial Statements and Supplementary Data—Note 12—Long-Term Debt” for additional information.
Cash flows
The following table summarizes our changes in cash flows for the years presented:

	Year Ended December 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$2,040,657	$2,097,227
Net cash used in investing activities	(1,805,981)	(1,753,817)
Net cash used in financing activities	(82,095)	(624,458)
Increase (decrease) in cash and cash equivalents	$152,581	$(281,048)

For a discussion on cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 under the subheading “Cash flows.”
Cash flows provided by operating activities
Our net cash flows from operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $2,040.7 million for the year ended December 31, 2025. The decrease in net cash provided by operating activities of $56.6 million from the year ended December 31, 2024 was primarily due to lower revenues from crude oil and NGL sales driven by decreased crude oil and NGL realized prices, higher cash interest expenses and changes in our working capital. These decreases were largely offset by our expanded operations from the Arrangement, lower merger and acquisition-related costs and decreased production taxes primarily driven by decreased crude oil sales. Crude oil, NGL and natural gas revenues were positively impacted by an increase in crude oil, NGL, and natural gas production volumes due to our expanded operations from the Arrangement, partially offset by increases in LOE and GPT expenses. See “Results of Operations” above for additional information.
Working capital. Our working capital is primarily impacted due to the factors discussed above, coupled with the timing of cash receipts and disbursements. During the years ended December 31, 2025 and 2024, changes in working capital (as reflected in the Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $7.2 million and $34.1 million, respectively. Changes in working capital associated with our capital expenditure activities and settlement of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1,967.2 million as of December 31, 2025, and excludes current hedge assets, which were $77.3 million as of December 31, 2025. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, which there were none as of December 31, 2025.
Cash flows used in investing activities
For the year ended December 31, 2025, net cash used in investing activities of $1,806.0 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $1,347.9 million and net cash paid for acquisitions of $575.7 million paid primarily for the 2025 Williston Basin Acquisition, partially offset by the settlement of derivative contracts of $56.3 million, the receipt of a 2024 contingent consideration earn-out payment of $25.0 million, proceeds from divestitures of certain non-core oil and gas properties of $24.8 million and distributions from our investment in equity securities of $11.6 million. For the year ended December 31, 2024, net cash used in investing activities of $1,753.8 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $1,179.1 million, and net cash paid for acquisitions of $655.0 million. The net cash paid for acquisitions during 2024 primarily related to the Arrangement and included $395.0 million paid to settle Enerplus’ revolving bank credit facility balance, $375.8 million paid to Enerplus shareholders and $102.4 million paid to settle Enerplus’ outstanding equity awards, partially offset by cash acquired in the Arrangement of $239.9 million. Net cash used in investing activities for the year ended December 31, 2024 also included proceeds from divestitures of $60.7 million, the receipt of a 2023 contingent consideration earn-out payment of $25.0 million and distributions from our investment in equity securities of $7.2 million.
Cash flows used in financing activities
For the year ended December 31, 2025, net cash used in financing activities of $82.1 million was primarily attributable to repayments under the Credit Facility of $4,271.0 million, which were offset by borrowings of $3,826.0 million, resulting in net repayments under the Credit Facility of $445.0 million, repayments of the 2026 Senior Notes totaling $401.4 million, payments to repurchase common stock of $364.9 million, dividends paid to shareholders of $317.8 million, payment of debt issuance costs of $29.4 million made in connection with the 2030 Senior Notes, 2033 Senior Notes and the Seventh Amendment to the Amended and Restated Credit Agreement and payments for income tax withholdings on vested equity-based compensation awards of $22.1 million. These uses of cash were partially offset by the issuance of the 2030 Senior Notes and the 2033 Senior Notes of $1,500.0 million. For the year ended December 31, 2024, net cash used in financing activities of $624.5 million was primarily attributable to dividends paid to shareholders of $529.9 million, payments to repurchase common stock of $444.2 million, payments for income tax withholdings on vested equity-based compensation awards of $63.4 million and repayment of the $63.0 million of 3.79% senior unsecured notes assumed from Enerplus. These uses of cash were partially offset by borrowings under the Credit Facility of $3,535.0 million, offset by repayments of $3,090.0 million, resulting in net borrowings under the Credit Facility of $445.0 million, made primarily in connection with the Arrangement and proceeds from the exercise of outstanding warrants of $35.8 million.
Capital expenditures
Expenditures for the acquisition and development of oil and gas properties are the primary use of our capital resources. Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
E&P(1)	$1,337,565	$1,222,507	$918,851
Midstream	18,320	6,756	1,990
Other(2)	1,999	2,286	1,493
Capitalized interest	4,419	4,905	4,133
Total capital expenditures(3)	$1,362,303	$1,236,454	$926,467

__________________
(1)Total E&P capital expenditures include approximately $19.7 million, $25.2 million and $14.5 million of non-operated capital expenditures related to certain non-operated divested assets that were reimbursable for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Other capital expenditures include items such as corporate and administrative capital.
(3)Total capital expenditures reflected in the table above differ from the amounts for capital expenditures shown in the statements of cash flows in our consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
For the year ended December 31, 2025, our total capital expenditures increased $125.8 million to $1,362.3 million primarily due to an increase in non-operated drilling and completion activities of $109.6 million, coupled with our expanded operations as a result of the Arrangement.
Acquisition and leasehold costs were $576.5 million, $16.0 million and $361.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Acquisitions include $542.2 million for the 2025 Williston Basin Acquisition and $361.6 million for the acquisition of net acreage in the Williston Basin for the years ended December 31, 2025 and 2023, respectively, and exclude amounts attributable to the Arrangement, including cash consideration of $375.8 million, for the year ended December 31, 2024.

Refer to “Item 8. Financial Statements and Supplementary Data—Note 9—Acquisitions” for additional information.
Our planned 2026 capital expenditures are expected to be approximately $1.35 billion to $1.45 billion. We expect to run four to five operated rigs during the majority of 2026 and plan to TIL approximately 135 to 165 gross operated wells with an average working interest of approximately 75%.
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
Dividends
During the year ended December 31, 2025, we declared base cash dividends of $5.20 per share of common stock, or $302.5 million in aggregate. On February 25, 2026, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 27, 2026 to shareholders of record as of March 12, 2026.
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
Share Repurchase Program
In August 2025, our Board of Directors authorized a new share repurchase program covering up to $1.0 billion of our common stock. At times we have repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits us to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require us to make purchases within a particular time frame.
During the year ended December 31, 2025, we repurchased 3,491,618 shares of common stock at a weighted average price of $104.39 per common share for a total cost of $364.5 million (excluding accrued excise taxes) under our existing and previous share repurchase programs. As of December 31, 2025, there was $952.2 million of capacity remaining under the existing $1.0 billion program.
During the year ended December 31, 2024, we repurchased 3,114,007 shares of common stock at a weighted average price of $142.20 per common share for a total cost of $442.8 million under our previous share repurchase programs.
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
Estimates of reserves are prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the Estimating and Auditing Standards. Crude oil, NGL and natural gas reserves engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, changes to our anticipated five-year development plan, changes to commodity prices, cost changes, timing of settlement of ARO liabilities, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities of crude oil, NGL and natural gas that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions, and if such revisions are significant, they could significantly affect future depletion expense, the carrying amount of our proved oil and gas properties and the Standardized Measure. See “Item 1. Business—Exploration and Production Operations—Estimated net proved reserves” for additional information on the revisions to our estimated net proved reserves.
Our estimated net proved reserves and PV-10 were determined using the SEC Price. The SEC Price was $65.34 per Bbl for crude oil and $3.39 per MMBtu for natural gas for the year ended December 31, 2025. We cannot reasonably predict future commodity prices; however, assuming all other factors are held constant, a 10% decrease in the SEC Price for crude oil and natural gas would decrease our estimated net proved reserves by 30.4 MMBoe and decrease the PV-10 by $1.8 billion, and a 10% increase in the SEC Price for crude oil and natural gas would increase our estimated net proved reserves by 24.4 MMBoe and increase the PV-10 by $1.8 billion.
Business combinations
We account for business combinations under the acquisition method of accounting. Accordingly, we recognize amounts for identifiable assets acquired and liabilities assumed equal to their estimated acquisition date fair values. Transaction and integration costs associated with business combinations are expensed as incurred.
We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. The most significant assumptions relate to the estimated fair values of proved and unproved oil and natural gas properties. The fair value of the oil and gas properties is calculated using an income approach based on the net discounted future cash flows that utilized inputs requiring significant judgment and assumptions, including future production volumes based upon estimates of reserves prepared by our reserve engineers, future commodity prices (adjusted for basis differentials), future operating and development costs and a market-based weighted average cost of capital discount rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, we review comparable purchases and sales of crude oil, NGL and natural gas properties within the same regions, and use that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties. Different techniques may be used to determine fair values, including market prices (where available), comparisons to transactions for similar assets and liabilities and present values of estimated future cash flows, among others. Since these estimates involve the use of significant judgment, they can change as new information becomes available.
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
Impairment of goodwill
Goodwill represents the excess of consideration paid over the fair value of identified tangible and intangible assets. Goodwill and intangible assets with indefinite lives are not amortized, but are evaluated for impairment annually as of October 1 or whenever events or changes in circumstances indicate that the fair value of the reporting unit may have been reduced below its carrying value.
For the purpose of the goodwill impairment test, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. When performing a qualitative assessment, we determine the drivers of fair value of the reporting unit and evaluate whether those drivers have been positively or negatively affected by relevant events and circumstances since the last fair value assessment. This evaluation includes, but is not limited to, assessment of macroeconomic trends, capital accessibility, operating income trends and industry conditions, as well as our share performance. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative evaluation is performed. The quantitative goodwill impairment assessment involves determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then an impairment charge would be recorded to write down goodwill to its implied fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Our single reportable business segment, which is the exploration and production of crude oil, NGL and natural gas, was the reporting unit that carried our goodwill balance as of December 31, 2024. The fair value of the reporting unit was determined using an income approach analysis based on the Company’s net discounted future cash flows. Significant inputs used are subject to management’s judgment and expertise and include, but are not limited to, future oil and gas production from our reserve report, commodity prices based on future pricing assumptions (adjusted for basis differentials), operating and development costs and a discount rate based on our weighted average cost of capital.
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
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, NGL and natural gas fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile, especially over the last several years and these prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a portion of our future production. In addition, entering into derivative instruments could limit the benefit we would receive from increases in the prices for crude oil, NGL and natural gas. We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on our Consolidated Balance Sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement.
The fair value of our unrealized crude oil derivative positions at December 31, 2025 was a net asset of $62.7 million. A 10% increase in crude oil prices would decrease the fair value of this unrealized derivative asset position by approximately $39.1 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $36.8 million. The fair value of our unrealized natural gas derivative positions at December 31, 2025 was a net asset of $13.5 million. A 10% increase in natural gas prices would decrease the fair value of this unrealized derivative asset position by approximately $15.3 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $20.2 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment.
See “Item 8. Financial Statements and Supplementary Data—Note 7— Derivative Instruments” and “Note 6—Fair Value Measurements” for additional information regarding our commodity derivative contracts.
Interest rate risk. At December 31, 2025, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum and $750.0 million of senior unsecured notes at a fixed cash interest rate of 6.000% per annum.
At December 31, 2025, we had no borrowings outstanding and $32.8 million of outstanding letters of credit issued under the Credit Facility; therefore, a 100-basis point increase in interest rates would have no impact on our annual interest expense. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the amended and restated credit agreement). See “Item 8. Financial Statements and Supplementary Data—Note 12—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the year ended December 31, 2025, our credit losses on joint interest receivables were immaterial. We are also subject to credit risk due to concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Inflation risks. Although inflation rates in the United States have moderated, they have remained persistent in recent years. Costs of certain materials and services have remained elevated, and inflationary pressures could continue or increase in the future. We seek to mitigate these inflationary impacts by reviewing our pricing agreements on a regular basis and entering into agreements with our service providers to manage costs and availability of certain services that are utilized in our operations. It is difficult to predict whether such inflationary pressures will have a materially negative impact to our overall financial and operating results in the future; however, such inflationary pressures are not expected to materially impact our overall liquidity position, cash requirements or financial position, or the ability to conduct our day-to-day drilling, completion and production activities. See “Part I, Item 1A.—Risk Factors—Our profitability may be negatively impacted by inflationary pressures in the cost of labor, materials and services and general economic, business or industry conditions” for additional information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Chord Energy Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Chord Energy Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matter
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated proved oil and gas properties, net balance was $10.6 billion as of December 31, 2025. Depreciation, depletion, and amortization (DD&A) expense for the year ended December 31, 2025 was $1.5 billion. Crude oil, natural gas liquids (NGL) and natural gas exploration and development activities are accounted for using the successful efforts method. All capitalized well costs (including future abandonment costs, net of salvage value) and leasehold costs of proved properties are amortized on a unit-of-production basis over the remaining life of proved developed reserves and total proved reserves, respectively, related to the associated field. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, NGL and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. As disclosed by management, periodic revisions to the estimated reserves and related future net cash flows may be necessary as a result of a number of factors, including reservoir performance, changes to the Company’s anticipated five-year development plan, changes to commodity prices, cost changes, technological advances, new geological or geophysical data or other economic factors. The Company’s internal staff of petroleum engineers work with the independent reserve engineers (“management’s specialists”) related to the estimates of crude oil, NGL and natural gas reserves.
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed oil and natural gas reserves, which are derived using historical production volumes, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, specifically historical production volumes, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists, (ii) testing the completeness and accuracy of the underlying data used by management’s specialists related to historical production volumes; and (iii) evaluating the specialists’ findings related to future production volumes by comparing future production volumes to relevant historical and current period production volumes, as applicable.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2026

We have served as the Company’s auditor since 2007.

Chord Energy Corporation
Consolidated Balance Sheets

	December 31,
	2025	2024

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$189,531	$36,950
Accounts receivable, net	1,116,685	1,298,973
Inventory	115,713	94,299
Prepaid expenses	33,767	30,875
Derivative instruments	77,312	35,944
Other current assets	5,061	82,077
Total current assets	1,538,069	1,579,118
Property, plant and equipment
Oil and gas properties (successful efforts method)	14,848,968	12,770,786
Other property and equipment	60,395	58,158
Less: accumulated depreciation, depletion and amortization	(3,572,834)	(2,142,775)
Total property, plant and equipment, net	11,336,529	10,686,169
Derivative instruments	8,366	5,629
Investment in equity securities	119,698	142,201
Long-term inventory	30,759	25,973
Operating right-of-use assets	12,749	38,004
Goodwill	—	530,616
Other assets	28,104	24,297
Total assets	$13,074,274	$13,032,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,795	$68,751
Revenues and production taxes payable	618,258	752,742
Accrued liabilities	735,386	732,296
Accrued interest payable	28,594	4,693
Derivative instruments	—	1,230
Current operating lease liabilities	14,656	37,629
Other current liabilities	11,898	86,637
Total current liabilities	1,450,587	1,683,978
Long-term debt	1,479,581	842,600
Deferred tax liabilities	1,615,850	1,496,442
Asset retirement obligations	432,802	282,369
Derivative instruments	—	1,016
Operating lease liabilities	10,518	15,190
Other liabilities	4,982	8,150
Total liabilities	4,994,320	4,329,745

Commitments and contingencies (Note 20)

	December 31,
	2025	2024

	(In thousands, except share data)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,150,747 shares issued and 56,762,243 shares outstanding at December 31, 2025; and 240,000,000 shares authorized, 66,967,779 shares issued and 60,070,893 shares outstanding at December 31, 2024	675	673
Treasury stock, at cost: 10,388,504 shares at December 31, 2025 and 6,896,886 shares at December 31, 2024	(1,304,092)	(936,157)
Additional paid-in capital	7,339,735	7,336,091
Retained earnings	2,043,636	2,301,655
Total stockholders’ equity	8,079,954	8,702,262
Total liabilities and stockholders’ equity	$13,074,274	$13,032,007

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except share data)
Revenues
Oil, NGL and gas revenues	$3,897,140	$3,836,138	$3,132,411
Purchased oil and gas sales	979,986	1,414,944	764,230
Total revenues	4,877,126	5,251,082	3,896,641
Operating expenses
Lease operating expenses	982,610	824,408	658,938
Gathering, processing and transportation expenses	290,917	267,559	180,219
Purchased oil and gas expenses	975,128	1,412,357	761,325
Production taxes	291,880	333,397	260,002
Depreciation, depletion and amortization	1,470,171	1,107,776	598,562
General and administrative expenses	126,294	205,585	126,319
Impairment and exploration	551,412	17,021	35,330
Total operating expenses	4,688,412	4,168,103	2,620,695
Gain (loss) on sale of assets, net	8,711	17,088	(2,764)
Operating income	197,425	1,100,067	1,273,182
Other income (expense)
Net gain on derivative instruments	127,618	12,563	63,182
Net gain (loss) from investment in equity securities	(12,957)	51,284	21,330
Interest expense, net of capitalized interest	(80,150)	(56,523)	(28,630)
Loss on debt extinguishment	(3,494)	—	—
Other income, net	15,042	5,047	9,964
Total other income, net	46,059	12,371	65,846
Income before income taxes	243,484	1,112,438	1,339,028
Income tax expense	(199,025)	(263,811)	(315,249)
Net income	$44,459	$848,627	$1,023,779
Earnings per share (Note 17):
Basic	$0.74	$16.32	$24.59
Diluted	$0.74	$16.02	$23.51
Weighted average shares outstanding:
Basic	57,812	51,796	41,490
Diluted	57,852	52,748	43,398

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2022	41,477	$438	2,249	$(251,950)	$3,485,819	$1,445,491	$4,679,798
Equity-based compensation and vestings	305	6	—	—	46,104	—	46,110
Tax withholding on settlement of equity-based awards	(105)	(1)	—	—	(14,603)	—	(14,604)
Dividends	—	—	—	—	—	(508,632)	(508,632)
Share repurchases	(1,534)	—	1,534	(241,339)	—	—	(241,339)
Warrants exercised	1,107	13	—	—	91,499	—	91,512
Net income	—	—	—	—	—	1,023,779	1,023,779
Balance as of December 31, 2023	41,250	456	3,783	(493,289)	3,608,819	1,960,638	5,076,624
Shares issued in Arrangement	20,680	207	—	—	3,731,930	—	3,732,137
Equity-based compensation and vestings	834	6	—	—	22,990	—	22,996
Tax withholdings on settlement of equity-based awards	(391)	(3)	—	—	(63,383)	—	(63,386)
Dividends	—	—	—	—	—	(507,610)	(507,610)
Share repurchases	(3,114)	—	3,114	(442,868)	—	—	(442,868)
Warrants exercised	812	7	—	—	35,735	—	35,742
Net income	—	—	—	—	—	848,627	848,627
Balance as of December 31, 2024	60,071	673	6,897	(936,157)	7,336,091	2,301,655	8,702,262
Equity-based compensation and vestings	382	3	—	—	25,700	—	25,703
Tax withholdings on settlement of equity-based awards	(200)	(1)	—	—	(22,100)	—	(22,101)
Dividends	—	—	—	—	—	(302,478)	(302,478)
Share repurchases	(3,491)	—	3,491	(367,935)	—	—	(367,935)
Warrants exercised	—	—	—	—	44	—	44
Net income	—	—	—	—	—	44,459	44,459
Balance as of December 31, 2025	56,762	$675	10,388	$(1,304,092)	$7,339,735	$2,043,636	$8,079,954

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income	$44,459	$848,627	$1,023,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,470,171	1,107,776	598,562
Loss on debt extinguishment	3,494	—	—
(Gain) loss on sale of assets	(8,711)	(17,088)	2,764
Impairment	539,324	9,839	28,963
Deferred income taxes	119,407	221,921	295,548
Net (gain) loss from investment in equity securities	12,957	(51,284)	(21,330)
Net gain on derivative instruments	(127,618)	(12,563)	(63,182)
Equity-based compensation expenses	25,703	22,996	46,108
Deferred financing costs amortization and other	(31,318)	1,056	505
Working capital and other changes:
Change in accounts receivable, net	181,873	(7,746)	(147,870)
Change in inventory	(16,800)	(14,307)	(12,659)
Change in prepaid expenses	(3,153)	10,850	(1,199)
Change in accounts payable, interest payable and accrued liabilities	(165,041)	30,047	78,267
Change in other assets and liabilities, net	(4,090)	(52,897)	(8,405)
Net cash provided by operating activities	2,040,657	2,097,227	1,819,851
Cash flows from investing activities:
Capital expenditures	(1,347,937)	(1,179,075)	(905,673)
Acquisitions, net of cash acquired	(575,668)	(655,023)	(361,609)
Proceeds from divestitures, net of cash divested	24,762	60,748	54,445
Derivative settlements	56,267	(12,672)	(268,887)
Proceeds from sale of investment in equity securities	—	—	40,612
Contingent consideration received	25,000	25,000	—
Distributions from investment in equity securities	11,595	7,205	10,806
Net cash used in investing activities	(1,805,981)	(1,753,817)	(1,430,306)
Cash flows from financing activities:
Proceeds from revolving credit facility	3,826,000	3,535,000	260,000
Principal payments on revolving credit facility	(4,271,000)	(3,090,000)	(260,000)
Repurchase of senior unsecured notes	(401,432)	(63,000)	—
Issuance of senior notes	1,500,000	—	—
Deferred financing costs	(29,413)	(3,313)	—
Repurchases of common stock	(364,877)	(444,235)	(239,339)
Tax withholding on vesting of equity-based awards	(22,101)	(63,386)	(14,604)
Dividends paid	(317,763)	(529,910)	(500,304)
Payments on finance lease liabilities	(1,917)	(1,458)	(1,702)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)

Proceeds from warrants exercised	408	35,844	91,251
Net cash used in financing activities	(82,095)	(624,458)	(664,698)
Increase (decrease) in cash and cash equivalents	152,581	(281,048)	(275,153)
Cash and cash equivalents:
Beginning of period	36,950	317,998	593,151
End of period	$189,531	$36,950	$317,998
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$51,698	$49,509	$26,371
Supplemental non-cash transactions:
Change in accrued capital expenditures	$7,453	$43,235	$45,513
Change in asset retirement obligations	152,388	6,220	1,238
Non-cash consideration exchanged in business combinations	—	3,732,137	—
Dividends payable	1,372	16,658	37,553

The accompanying notes are an integral part of these consolidated financial statements.

Chord Energy Corporation
Notes to Consolidated Financial Statements
1. Organization and Operations of the Company
Chord Energy Corporation, a Delaware corporation (together with its consolidated subsidiaries, the “Company” or “Chord”), is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin with limited non-operated interests in the Marcellus Shale.
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
Certain prior period amounts have been reclassified to conform to current period presentation. The reclassification had no effect on the reported results of operations.
Segment Information
The Company has evaluated how it is organized and managed and has identified only one reportable business segment, which is the E&P of crude oil, NGL and natural gas. All of the Company’s operations and assets are primarily located in the United States, and substantially all of its revenues are attributable to United States customers.
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
Risks and Uncertainties
As a producer of crude oil, NGL and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGL and natural gas, which are dependent upon numerous factors beyond its control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. During 2025, the energy markets were marked by heightened volatility that led to frequent and unpredictable changes in crude oil prices. Throughout the year, prices fluctuated considerably, with periods of both decline and recovery. The average NYMEX WTI declined 14% during the year ended December 31, 2025, compared to the prior year, and overall conditions remain unstable. Market conditions during the year were adversely influenced by elevated production levels from OPEC+, ongoing trade and tariff negotiations between the United States and other governments, and retaliatory measures taken by such other governments. Further declines in prices for crude oil and, to a lesser extent, NGL and natural gas, could have a material adverse effect on the Company’s financial position, results of operations, cash flows, the quantities of crude oil, NGL and natural gas reserves that may be economically produced and the Company’s access to capital.
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
Capitalized Interest
The Company capitalizes a portion of its interest expense incurred on its outstanding debt. The amount capitalized is determined by multiplying the capitalization rate by the average amount of eligible accumulated capital expenditures and is limited to actual interest costs incurred during the period. The accumulated capital expenditures included in the capitalized interest calculation begin when the first costs are incurred and end when the asset is either placed into production or written off. The Company capitalized interest costs of $4.4 million, $4.9 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized interest costs are amortized over the life of the related assets.
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
The Company had no capitalized exploratory well costs as of December 31, 2025, 2024, or 2023.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of identified tangible and intangible assets. Goodwill and intangible assets with indefinite lives are not amortized, but are evaluated for impairment annually as of October 1 or more frequently if events or changes in circumstances indicate that the carrying amount might be impaired.
For the purpose of the goodwill impairment test, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment assessment. When performing a qualitative assessment, the Company determines the drivers of fair value of the reporting unit and evaluates whether those drivers have been positively or negatively affected by relevant events and circumstances since the last fair value assessment. This evaluation includes, but is not limited to, assessment of macroeconomic trends, capital accessibility, operating income trends and industry conditions, as well as the Company’s share performance. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative evaluation is performed. The quantitative goodwill impairment assessment involves determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, including goodwill, then an impairment charge would be recorded to write down goodwill to its implied fair value. A reporting unit, for the purpose of the impairment test, is at or below the operating segment level, and constitutes a business for which discrete financial information is available and regularly reviewed by segment management. The Company’s single reportable business segment, which is the E&P of crude oil, NGL and natural gas, is the reporting unit that carried the Company’s goodwill balance as of December 31, 2024. The fair value of the reporting unit is estimated using an income approach. Significant inputs used are subject to the judgment and expertise of the Company’s management and include, but are not limited to, future production volumes based upon estimates of reserves prepared by the Company’s reserve engineers, future operating and development costs, future commodity prices (adjusted for basis differentials) and a market-based weighted average cost of capital discount rate.
As a result of a decrease in the price of the Company’s common stock as of June 30, 2025, which was impacted by declines in crude oil and natural gas prices throughout the second quarter of 2025, the Company performed a goodwill impairment test as of June 30, 2025. The impairment test indicated that the fair value of the Company’s reporting unit was less than its carrying value, and that there was no remaining implied fair value attributable to goodwill. Based on these results, the Company recognized a non-cash impairment charge of $539.3 million within impairment and exploration expenses on the Condensed Consolidated Statements of Operations during the year ended December 31, 2025 to reduce the carrying value of goodwill to zero as of June 30, 2025.
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
Investment in Equity Securities
The Company owns common units of Energy Transfer LP (“Energy Transfer”) representing less than 5% of their issued and outstanding units. The Company accounts for its investment in Energy Transfer using the fair value option under FASB ASC 825-10, Financial Instruments. Under the fair value option, the Company measures the carrying amount of its investment in Energy Transfer at fair value each reporting period, with changes in fair value recorded to net gain from investment in equity securities on the Consolidated Statement of Operations. Cash distributions from Energy Transfer are recorded to gain (loss) from investment in equity securities on the Consolidated Statement of Operations and distributions from investment in equity securities on the Consolidated Statement of Cash Flows. See Note 6—Fair Value Measurements and Note 11—Investment in Equity Securities for additional information.
Deferred Financing Costs
The Company capitalizes costs incurred in connection with obtaining financing. These costs are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method. The amortization expense is recorded as a component of interest expense in the Company’s Consolidated Statements of Operations. Deferred financing costs related to the Credit Facility (defined in Note 12—Long-Term Debt) are included in other assets on the Company’s Consolidated Balance Sheets, while deferred financing costs related to the Company’s senior unsecured notes are included as a reduction of long-term debt on the Company’s Consolidated Balance Sheets. See Note 12—Long-Term Debt for additional information.
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
The Company’s revenues are predominantly derived from contracts for the sale of crude oil, NGL and natural gas. Generally, for the crude oil, NGL and natural gas contracts: (i) each unit of commodity product is a separate performance obligation, as the Company’s promise is to sell multiple distinct units of commodity product at a point in time; (ii) the transaction price principally consists of variable consideration, which amount is determinable each month end based on the Company’s right to invoice at month end for the value of commodity product sold to the customer that month; and (iii) the transaction price is allocated to each performance obligation based on the commodity product’s standalone selling price and recognized as revenue at a point in time, which is typically when production is delivered and title or risk of loss transfers to the customer. The sales prices for crude oil, NGL and natural gas are market-based and are adjusted for transportation and other related fees and deductions. Fees included in the contract that are incurred after the transfer of control to the customer are included as a reduction of the transaction price, while fees that are incurred prior to the transfer of control to the customer are classified as gathering, processing and transportation expenses in the Company’s Consolidated Statements of Operations. The sales of crude oil, NGL and natural gas as presented on the Company’s Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling crude oil, NGL and natural gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.
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
The Company has elected practical expedients under ASC 842, including the practical expedient to not reassess under the new standard any prior conclusions about lease identification, lease classification and initial direct costs; the use-of-hindsight practical expedient; the practical expedient to not reassess the prior accounting treatment for existing or expired land easements; and the practical expedient pertaining to combining lease and non-lease components for all asset classes. In addition, the Company elected not to apply the recognition requirements of ASC 842 to leases with terms of one year or less, and as such, recognition of lease payments for short-term leases are recognized in net income on a straight-line basis. See Note 18—Leases for additional information.
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
Concentrations of Market and Credit Risk
The future results of the Company’s operations will be affected by the market prices of crude oil, NGL and natural gas. The availability of a ready market for crude oil, NGL and natural gas products in the future will depend on numerous factors beyond the Company’s control, including weather, imports, marketing of competitive fuels, proximity and capacity of crude oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of crude oil, NGL and natural gas, the regulatory environment, the economic environment and other regional and political events, none of which can be predicted with certainty. Commodity prices have been volatile in recent years and could be volatile in the future. A substantial or extended decline in the price of crude oil could have a material adverse effect on the Company’s financial position, cash flows and results of operations.
The Company’s receivables include amounts due from purchasers of its crude oil, NGL and natural gas production and amounts due from joint interest owners for their respective portions of operating expenses and development costs. While certain of these customers and joint interest owners are affected by periodic downturns in the economy in general or in their specific segment of the oil and gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company’s results of operations over the long term.
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
Risk Management
The Company utilizes derivative financial instruments to manage risks related to changes in crude oil, NGL and natural gas prices. The Company uses fixed-price swaps and two-way and three-way collars to reduce the volatility of crude oil, NGL and natural gas prices on future expected production. See Note 7—Derivative Instruments for additional information.
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
Derivative financial instruments that hedge the price of crude oil, NGL and natural gas are executed with major financial institutions that expose the Company to market and credit risks and which may, at times, be concentrated with certain counterparties or groups of counterparties. At December 31, 2025, the Company had derivatives in place with 15 counterparties, all of which are secured parties under the Credit Facility (defined in Note 12—Long-Term Debt), which eliminates the need to post or receive collateral associated with its derivative positions. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of nonperformance by the counterparties are substantially smaller. The credit worthiness of the counterparties is subject to continual review. The Company believes the risk of nonperformance by its counterparties is low. Full performance is anticipated, and the Company has no past-due receivables from the counterparties to its commodity derivative contracts. The Company’s policy is to execute financial derivatives only with major, credit-worthy financial institutions.
The Company’s derivative contracts are documented with industry-standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross-collateralization with the properties securing the Credit Facility (defined in Note 12—Long-Term Debt). As of December 31, 2025, the Company was in compliance with these requirements.
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
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. See Note 20—Commitments and Contingencies for additional information regarding the Company’s contingencies.
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
Equity-Based Compensation
The Company has the Chord Energy Corporation Long Term Incentive Plan (the “2020 LTIP”), which provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, other stock-based awards, cash awards, performance awards or any combination of the foregoing. In connection with the merger of equals with Whiting Petroleum Corporation (“Whiting”) on July 1, 2022 (the “Merger”), the Company assumed the Whiting Petroleum Corporation 2020 Equity Incentive Plan (the “Whiting Equity Incentive Plan”), which provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and annual incentive awards or any combination of the foregoing.
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
The fair values of awards are determined based on the type of award and may utilize market prices on the date of grant (for service-based equity awards) or at the end of the reporting period (for liability-classified awards), Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of award. A Monte Carlo simulation model uses assumptions regarding random projections and must be repeated numerous times to achieve a probabilistic assessment. See Note 15—Equity-Based Compensation for additional information.
Any excess tax benefit arising from the Company’s equity-based compensation plans is recognized as a credit to income tax expense or benefit in the Company’s Consolidated Statements of Operations.
Treasury Stock
Treasury stock purchases are recorded at cost and represent shares of common stock repurchased under the Company’s share repurchase program.
Income Taxes
The Company’s provision for taxes includes U.S. federal and state income taxes as well as Canadian federal and provincial income taxes. The Company records its income taxes in accordance with FASB ASC 740, Income Taxes, which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This standard expands the disclosure requirements for income taxes, specifically relating to the effective tax rate reconciliation and additional disclosures on income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company adopted this ASU effective for its annual disclosures beginning after January 1, 2025, and applied the amendments prospectively effective January 2025. See Note 14—Income Taxes for additional information.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s annual financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard amends the guidance for measuring expected credit losses on accounts receivable and contract assets. The amendments are intended to clarify the application of the current expected credit loss model to short-term receivables and contract assets, and to provide additional guidance on the use of historical loss information and forecasts in estimating expected credit losses. ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This standard establishes guidance for how a business entity accounts for government grants, distinguishing between grants related to assets and grants related to income. The standard also requires enhanced disclosures regarding the nature, terms, and amounts of government grants recognized in the financial statements. ASU 2025-10 is effective for annual and interim reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements.
3. Revenue Recognition
Revenues associated with contracts with customers were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Crude oil revenues	$3,546,890	$3,571,336	$2,835,962
Purchased crude oil sales	952,746	1,376,860	709,817
NGL and natural gas revenues	350,250	264,802	296,449
Purchased NGL and natural gas sales	27,240	38,084	54,413
Total revenues	$4,877,126	$5,251,082	$3,896,641
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
4. Inventory
The following table sets forth the Company’s inventory balances for the periods presented:

	December 31,
	2025	2024

	(In thousands)
Inventory
Equipment and materials	$61,582	$47,121
Crude oil inventory	54,131	47,178
Total inventory	$115,713	$94,299

Long-term inventory
Linefill in third-party pipelines	$30,759	$25,973
Total long-term inventory	$30,759	$25,973
Total	$146,472	$120,272

5. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	December 31,
	2025	2024

	(In thousands)
Accounts receivable, net
Trade and other accounts	$894,309	$1,029,343
Joint interest accounts	233,919	283,696
Total accounts receivable	1,128,228	1,313,039
Less: allowance for credit losses	(11,543)	(14,066)
Total accounts receivable, net	$1,116,685	$1,298,973

Revenues and production taxes payable
Royalties payable and revenue suspense	$583,475	$706,674
Production taxes payable	34,783	46,068
Total revenues and production taxes payable	$618,258	$752,742

Accrued liabilities
Accrued oil and gas marketing	$235,111	$203,899
Accrued capital costs	260,280	252,827
Accrued lease operating expenses	121,306	148,837
Accrued general and administrative expenses	45,607	61,319
Current portion of asset retirement obligations	49,117	26,065
Accrued dividends	859	16,062
Other accrued liabilities	23,106	23,287
Total accrued liabilities	$735,386	$732,296

6. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO (see Note 13—Asset Retirement Obligations) and properties acquired in a business combination (see Note 9—Acquisitions) or upon impairment (see Note 8—Property, Plant and Equipment), at fair value on a non-recurring basis.
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$85,678	$—	$85,678
Investment in equity securities (see Note 11)	119,698	—	—	119,698
Total assets	$119,698	$85,678	$—	$205,376
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair value at December 31, 2024
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 7)	$—	$18,793	$—	$18,793
Contingent consideration (see Note 7)	—	22,780	—	22,780
Investment in equity securities (see Note 11)	142,201	—	—	142,201
Total assets	$142,201	$41,573	$—	$183,774
Liabilities:
Commodity derivative contracts (see Note 7)	$—	$2,246	$—	$2,246
Total liabilities	$—	$2,246	$—	$2,246

Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil and natural gas prices. The Company’s swaps and two-way and three-way collars are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company compares the valuation performed by the third-party preparer to counterparty valuation statements to assess the reasonableness of its valuation. The determination of the fair value also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The credit risk adjustments to the fair value of the Company’s net derivative assets and liabilities were not material for the periods presented. See Note 7—Derivative Instruments for additional information.

Contingent consideration. In connection with the 2021 divestiture of certain oil and gas properties, the Company was entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeded $60 per barrel for such year (the “Contingent Consideration”). The fair value of the Contingent Consideration was determined by a third-party preparer using a Monte Carlo simulation model and Ornstein-Uhlenbeck pricing process. The significant inputs included NYMEX WTI forward price curve, volatility, mean reversion rate and counterparty credit risk adjustment. The Company determined these were Level 2 fair value inputs that were substantially observable in active markets or can be derived from observable data. In each of January 2024, 2025 and 2026, the Company received $25.0 million related to the 2023, 2024 and 2025 earn-out payments, respectively. See Note 7—Derivative Instruments for additional information.
Investment in equity securities. The Company owns common units in Energy Transfer, which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at December 31, 2025 and 2024, respectively. See Note 11—Investment in Equity Securities for additional information.
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
Business Combinations. The Company records the fair value of the oil and gas properties acquired was calculated using an income approach based on the net discounted future cash flows from the oil and gas properties and related assets acquired. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on future pricing assumptions (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed in these acquisitions at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the acquisition date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. This valuation technique was used in the following business combinations:
•2025 Williston Basin Acquisition. On October 31, 2025, the Company completed the 2025 Williston Basin Acquisition (defined in Note 9—Acquisitions). The assets acquired and liabilities assumed were recorded at fair value as of October 31, 2025.
•Enerplus Arrangement. On May 31, 2024, the Company completed the Arrangement with Enerplus. The assets acquired and liabilities assumed were recorded at fair value as of May 31, 2024. In addition, the Company recorded goodwill as a result of the Enerplus Arrangement. Goodwill is subject to annual impairment evaluation as described in Note 2—Summary of Significant Accounting Policies—Goodwill.
•2023 Williston Basin Acquisition. On June 30, 2023, the Company completed the 2023 Williston Basin Acquisition (defined in Note 9—Acquisitions). The assets acquired and liabilities assumed were recorded at fair value as of June 30, 2023.
See Note 9—Acquisitions for additional information.
Goodwill Impairment. The Company tested goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicated that the fair value of its reporting unit may have been reduced below its carrying value. The decline in the Company’s market capitalization during the second quarter of 2025, which was impacted by a decline in crude oil and natural gas prices, indicated that it was more likely than not that the fair value of the Company’s reporting unit was less than its carrying value, which warranted a goodwill impairment test as of June 30, 2025. The fair value of the Company’s reporting unit was determined using an income approach analysis based on the Company’s net discounted future cash flows. The discounted cash flows were based on management’s expectations for the future and unobservable inputs and assumptions, which included estimates of future oil and gas production from the Company’s reserve report, commodity prices based on future pricing assumptions (adjusted for basis differentials), operating and development costs, and a discount rate based on the Company’s weighted-average cost of capital (all of which are designated as Level 3 inputs within the fair value hierarchy). The impairment test performed by the Company indicated that the fair value of its reporting unit was less than its carrying value, and that there was no remaining implied fair value attributable to goodwill. Based on these results, the Company recognized a non-cash impairment charge of $539.3 million to reduce the carrying value of goodwill to zero as of June 30, 2025. The non-cash impairment charge is included within impairment and exploration expenses on the Consolidated Statements of Operations for the year ended December 31, 2025.
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
At December 31, 2025, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed-Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2026	Three-way collars	4,230,000	Bbls		$51.07	$65.80	$77.51
Crude oil	2026	Two-way collars	1,070,000	Bbls			$63.41	$71.23
Crude oil	2026	Fixed-price swaps	1,916,000	Bbls	$65.05
Crude oil	2027	Three-way collars	1,954,500	Bbls		$48.60	$59.06	$71.66
Crude oil	2027	Two-way collars	546,000	Bbls			$60.00	$66.12
Natural gas	2026	Two-way collar	16,847,500	MMBtu			$3.77	$4.43
Natural gas	2026	Fixed price swaps	27,337,500	MMBtu	$3.94
Natural gas	2027	Two-way collar	4,525,000	MMBtu			$3.75	$4.18
Natural gas	2027	Fixed price swaps	9,095,000	MMBtu	$4.01
Subsequent to December 31, 2025, the Company entered into the following commodity derivative contracts:

						Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Fixed-Price Swaps	Sub-Floor	Floor	Ceiling
Crude oil	2026	Three-way collars	459,000	Bbls		$45.00	$55.00	$67.75
Crude oil	2026	Two-way collars	2,108,000	Bbls			$60.00	$66.28
Crude oil	2027	Three-way collars	1,732,000	Bbls		$48.42	$58.42	$72.01
Crude oil	2027	Two-way collars	270,000	Bbls			$60.00	$65.22
Crude oil	2028	Three-way collars	364,000	Bbls		$48.75	$58.75	$73.79
Natural gas	2026	Fixed-price swaps	3,220,000	MMBtu	$4.10
Natural gas	2027	Fixed-price swaps	905,000	MMBtu	$4.00

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
Contingent consideration. The Company bifurcated the Contingent Consideration from the host contract and accounted for it separately at fair value. The Contingent Consideration was marked-to-market each reporting period, with changes in fair value recorded in the other income (expense) section of the Company’s Consolidated Statements of Operations as a net gain or loss on derivative instruments. As of December 31, 2025, the remaining contingency for the 2025 year was met, which resulted in a current receivable of $25.0 million recorded within accounts receivable, net on the Consolidated Balance Sheet. See Note 6—Fair Value Measurements for additional information.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Consolidated Statements of Operations for the periods presented:

		Year Ended December 31,
Derivative Instrument	Statement of Operations Location	2025	2024	2023

		(In thousands)
Commodity derivatives	Net gain on derivative instruments	$125,398	$7,489	$56,396
Commodity derivatives (buy/sell transportation contracts)	Gathering, processing and transportation expenses(1)	—	(5,877)	20,570
Contingent consideration	Net gain on derivative instruments	2,220	5,074	6,786
__________________
(1)    The change in the fair value of the transportation derivative contracts was recorded as a loss in GPT expenses for the year ended December 31, 2024 and as a gain in GPT expenses for the year ended December 31, 2023.
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

The following tables summarize the location and fair value of all outstanding commodity derivative instruments recorded in the Company’s Consolidated Balance Sheets:

		December 31, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$93,850	$(16,538)	$77,312
Commodity derivatives	Derivative instruments — non-current assets	24,413	(16,047)	8,366
Total derivatives assets		$118,263	$(32,585)	$85,678

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$16,538	$(16,538)	$—
Commodity derivatives	Derivative instruments — non-current liabilities	16,047	(16,047)	—
Total derivatives liabilities		$32,585	$(32,585)	$—

		December 31, 2024
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Offset Amount	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$33,579	$(20,415)	$13,164
Contingent consideration	Derivative instruments — current assets	22,780	—	22,780
Commodity derivatives	Derivative instruments — non-current assets	31,676	(26,047)	5,629
Total derivatives assets		$88,035	$(46,462)	$41,573

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$21,645	$(20,415)	$1,230
Commodity derivatives	Derivative instruments — non-current liabilities	27,063	(26,047)	1,016
Total derivatives liabilities		$48,708	$(46,462)	$2,246
8. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment:

	December 31,
	2025	2024

	(In thousands)
Proved oil and gas properties	$14,127,286	$11,923,792
Less: Accumulated depletion	(3,541,219)	(2,115,428)
Proved oil and gas properties, net	10,586,067	9,808,364
Unproved oil and gas properties	721,682	846,994
Other property and equipment	60,395	58,158
Less: Accumulated depreciation and impairment	(31,615)	(27,347)
Other property and equipment, net	28,780	30,811
Total property, plant and equipment, net	$11,336,529	$10,686,169
Impairment
The Company reviews its property, plant and equipment for impairment by asset group whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. If events occur that indicate an asset group may not be recoverable, the asset group is tested for recoverability.

Proved oil and gas properties. The Company estimates the expected undiscounted future cash flows of its proved oil and gas properties by field and then compares such amount to the carrying amount of the proved oil and gas properties in the applicable field to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company adjusts the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production volume estimates, the timing and pace of development, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows. These assumptions represent Level 3 inputs, as further discussed under Note 6—Fair Value Measurements. During the year ended December 31, 2023, the Company recorded impairment charges of $5.6 million, primarily related to the Non-core Asset Sales (defined in Note 10—Divestitures). For the years ended December 31, 2025 and 2024, the Company did not record impairment of proved oil and gas properties.
Unproved oil and gas properties. The Company did not record impairment of unproved oil and gas properties for the years ended December 31, 2025, 2024 and 2023.
Other property and equipment. The Company reviews its other property and equipment for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. For the years ended December 31, 2025, 2024 and 2023, the Company did not record impairment of other property and equipment.
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
On October 31, 2025, the Company completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including a cash deposit of $55.0 million to XTO upon execution of the purchase and sale agreement and $487.2 million paid to XTO at closing (including customary preliminary purchase price adjustments). The Company funded the 2025 Williston Basin Acquisition with proceeds from the issuance of the 2030 Senior Notes (defined in Note 12—Long-Term Debt) and cash on hand. The 2025 Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with ASC 805. The post-acquisition operating results and pro forma revenue and earnings for the 2025 Williston Basin Acquisition were not material to the Company’s consolidated financial statements and have therefore not been presented.
Preliminary purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the 2025 Williston Basin Acquisition at their estimated fair value on October 31, 2025 of $542.2 million. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of the 2025 Williston Basin Acquisition required judgment and certain assumptions to be made. See Note 6—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on October 31, 2025. Certain estimated values for the acquisition, including oil and natural gas properties, are not yet finalized.

Purchase Price Consideration
(In thousands)
Cash consideration transferred	$542,198

Preliminary Purchase Price Allocation

(In thousands)
Assets acquired:
Oil and gas properties (successful efforts method)	$557,167
Other property and equipment	235
Inventory	2,185
Total assets acquired	$559,587

Liabilities assumed:
Asset retirement obligations	$16,473
Revenue and production taxes payable	916
Total liabilities assumed	$17,389

Net assets acquired	$542,198
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
The tables below present the total consideration transferred and its allocation to the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting goodwill as of the acquisition date of May 31, 2024. Since the acquisition date, the Company recorded adjustments to the purchase price allocation to recognize an increase in inventory acquired of $9.2 million and an increase in accrued liabilities assumed of $8.7 million, and a corresponding decrease to goodwill, totaling $0.5 million.

Purchase Price Consideration
(In thousands)
Common stock issued to Enerplus shareholders(1)	$3,732,137
Cash paid to Enerplus shareholders(1)	375,813
Cash paid to settle Enerplus equity-based compensation awards(2)	102,393
Cash paid to settle Enerplus credit facility(3)	395,000
Cash paid for retention bonus to Enerplus employees(4)	5,920
Total consideration transferred	$4,611,263
__________________
1)    The Company issued 20,680,097 shares of common stock and paid $375.8 million of cash to Enerplus shareholders as Arrangement Consideration. Enerplus shareholders received, for each Enerplus common share issued and outstanding, 0.10125 shares of common stock as Share Consideration and $1.84 per share of cash as Cash Consideration. The fair value of the common stock issued was based on the opening price of the Company’s common stock on May 31, 2024 of $180.47. See Note 16—Stockholders’ Equity for additional information.
2)    Each Enerplus outstanding equity-based compensation award became fully vested upon completion of the Arrangement on May 31, 2024. See Note 16—Stockholders’ Equity for additional information.

3)    On May 31, 2024, the Company fully satisfied all obligations under the Enerplus credit facility, and the Enerplus credit facility was concurrently terminated. See Note 12—Long-Term Debt for additional information.
4)    In connection with the Arrangement, employees of Enerplus were paid a retention bonus upon the closing of the Arrangement totaling $5.9 million.

Final Purchase Price Allocation

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
2023 Acquisition
On May 22, 2023, the Company announced that a wholly-owned subsidiary of the Company had entered into a definitive agreement to acquire approximately 62,000 net acres in the Williston Basin from XTO, for total cash consideration of $375.0 million, subject to customary purchase price adjustments (the “2023 Williston Basin Acquisition”). The effective date of the 2023 Williston Basin Acquisition was April 1, 2023.
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

10. Divestitures
During the years ended December 31, 2025, 2024 and 2023, the Company completed certain non-operated wellbore divestitures in the Williston Basin for total net cash proceeds of $24.8 million (subject to purchase price adjustments), $25.0 million and $12.1 million, respectively.
Divestitures of non-core properties. During the year ended December 31, 2024, the Company completed the sale of certain of its non-core properties located in the DJ Basin in Colorado and received net cash proceeds (including preliminary purchase price adjustments) of $36.4 million, resulting in a $0.6 million gain on asset divestment.
During the year ended December 31, 2023, the Company entered into separate agreements with multiple buyers to sell a vast majority of its non-core properties located outside of the Williston Basin (the “Non-core Asset Sales”). As of December 31, 2023, the Company completed these Non-core Asset Sales and received total net cash proceeds (including purchase price adjustments) of $39.1 million. During the year ended December 31, 2023, the Company recorded a pre-tax net loss on sale of assets of $8.4 million for the Non-core Asset Sales and an impairment loss of $5.6 million to adjust the carrying value of the assets held for sale to their estimated fair value less costs to sell. The impairment loss was recorded within impairment and exploration expenses on the Consolidated Statements of Operations.
11. Investment in Equity Securities
The Company owns less than 5% of Energy Transfer’s issued and outstanding common units in connection with the terms of a merger and has elected to account for its investment using the fair value option. As of December 31, 2025 and 2024, the fair value of the Company’s investment was $119.7 million and $142.2 million, respectively. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in equity securities on the Consolidated Balance Sheet.
During the year ended December 31, 2025, the Company recorded a net loss of $13.0 million on its investment, comprised of an unrealized loss for the change in fair value of the investment of $22.5 million and a realized gain for cash distributions received of $9.5 million. During the year ended December 31, 2024, the Company recorded a net gain of $51.3 million on its investment, comprised of an unrealized gain for the change in fair value of the investment of $42.0 million and a realized gain for cash distributions received of $9.3 million.
12. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,
	2025	2024

	(In thousands)
Senior secured revolving line of credit	$—	$445,000
2030 Senior Notes	750,000	—
2033 Senior Notes	750,000	—
2026 Senior Notes	—	400,000
Less: unamortized deferred financing costs	(20,419)	(2,400)
Total long-term debt, net	$1,479,581	$842,600
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) that matures on November 3, 2029. In November 2025, the Company completed its semi-annual borrowing base redetermination, which reaffirmed the borrowing base at $2.75 billion and the aggregate amount of elected commitments to $2.0 billion. At December 31, 2025, the Company had no borrowings outstanding and $32.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing base capacity of $1,967.2 million. At December 31, 2024, the Company had $445.0 million net borrowings outstanding and $30.8 million of outstanding letters of credit issued under the Credit Facility. For the years ended December 31, 2025 and 2024, the weighted average interest rate incurred on borrowings under the Credit Facility was 6.52% and 7.27%, respectively.
In November 2025, the Company entered into a seventh amended and restated credit agreement (the “Seventh Amended Credit Facility”). Pursuant to the Seventh Amended Credit Facility, the Credit Facility maturity date was extended from July 1, 2027 to November 3, 2029 and the Term SOFR Loans are no longer subject to the 0.1% credit spread adjustment. Additionally, certain baskets were increased and certain provisions were updated to reflect current market practice.

Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). The Company incurs interest on outstanding Term SOFR Loans, ABR Loans or Swingline Loans at their respective interest rate plus the margin shown in the table below. In addition, the unused borrowing base is subject to a commitment fee as shown in the table below:

Total Revolving Commitment Utilization Percentage	ABR Loans or Swingline Loans	Term SOFR Loans	Commitment Fee
Less than 25%	0.75%	1.75%	0.375%
Greater than or equal to 25% but less than 50%	1.00%	2.00%	0.375%
Greater than or equal to 50% but less than 75%	1.25%	2.25%	0.500%
Greater than or equal to 75% but less than 90%	1.50%	2.50%	0.500%
Greater than or equal to 90%	1.75%	2.75%	0.500%
The Credit Facility is restricted to a borrowing base, which is reserve-based and subject to semi-annual redeterminations on or about April 1 and October 1 of each year, with one interim redetermination available to each of the Company and the administrative agent between scheduled redeterminations during any 12-month period. The next scheduled redetermination is expected to occur on or about April 1, 2026.
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
The Credit Facility contains customary events of default, as well as cross-default provisions with other indebtedness of OPNA and the restricted subsidiaries under the Credit Facility. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Credit Facility to be immediately due and payable. The Company was in compliance with the financial covenants under the Credit Facility at December 31, 2025.
2030 Senior Notes. On September 30, 2025, the Company issued in a private placement $750.0 million of 6.000% senior unsecured notes due October 1, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $739.6 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used (i) to fund the 2025 Williston Basin Acquisition and to pay related costs and expenses, (ii) to pay fees and expenses associated with the offering of the 2030 Senior Notes and (iii) for general corporate purposes, including repayment of a portion of the borrowings outstanding under the Credit Facility. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2026. In connection with the issuance of the 2030 Senior Notes, the Company recorded deferred financing costs of $10.4 million, which are amortized to interest expense on the Company’s Consolidated Statement of Operations over the term of the 2030 Senior Notes. As of December 31, 2025, the fair value of the 2030 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $759.2 million.
2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of

$738.8 million, after deducting underwriters’ discounts, commissions and other expenses. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.6 million, which are amortized to interest expense on the Company’s Consolidated Statement of Operations over the term of the 2033 Senior Notes. As of December 31, 2025, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $775.6 million.
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
The indentures governing the 2030 Senior Notes and the 2033 Senior Notes restrict the Company’s ability and the ability of certain subsidiaries to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred stock, (iii) create liens, (iv) sell assets, (v) enter into agreements that restrict dividends or other payments by restricted subsidiaries, (vi) consolidate, merge or transfer all or substantially all of the Company’s assets with another company, (vii) enter into transactions with affiliates, (viii) pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and (ix) create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications. If at any time when the Senior Notes are rated investment grade by two out of the three rating agencies and no default (as defined in the indentures) has occurred and is continuing, many of such covenants will terminate and the Company will cease to be subject to such covenants. The Company was in compliance with the terms of the indentures for the 2030 Senior Notes and the 2033 Senior Notes as of December 31, 2025.
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
Enerplus senior unsecured notes. Upon consummation of the Arrangement on May 31, 2024, the Company assumed $63.0 million of 3.79% senior unsecured notes from Enerplus (the “Enerplus Senior Notes”). The Enerplus Senior Notes were recorded on the Consolidated Balance Sheet at their fair value acquired of $60.1 million as of the acquisition date. The fair value of the Enerplus Senior Notes, which represented a Level 2 fair value measurement, was estimated based on the amount that the Company would have to pay a third party to assume the debt, including the credit spread for the difference between the issue rate and the May 31, 2024 market rate. The May 31, 2024 market rate was estimated by comparing the debt to new issuances (secured or unsecured) and secondary trades of similar size and credit statistics for both public and private debt. On July 2, 2024, the Company repaid all of the remaining outstanding Enerplus Senior Notes of $63.0 million and the remaining accrued interest on such notes of $0.8 million.

13. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO:

	Year Ended December 31,
	2025	2024

	(In thousands)
Asset retirement obligation — beginning of period	$308,434	$165,546
Liabilities incurred during period	5,309	2,975
Liabilities incurred through acquisitions	16,596	138,489
Liabilities settled during period	(33,668)	(16,014)
Liabilities settled through divestitures	(82)	(1,870)
Accretion expense during period	38,251	16,215
Revisions to estimates	147,079	3,093
Asset retirement obligation — end of period	$481,919	$308,434
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. The revisions to estimates included in the table above increased the ARO liability by $147.1 million, which was primarily comprised of $98.7 million related to updates in the plugging and abandonment cost estimates of the Company’s wells in North Dakota and $48.4 million related to lower estimated well lives as a result of decreased oil and gas prices. Accretion expense is included in depreciation, depletion and amortization on the Company’s Consolidated Statements of Operations. At December 31, 2025 and 2024, the current portion of the total ARO balance was $49.1 million and $26.1 million, respectively, and is included in accrued liabilities on the Company’s Consolidated Balance Sheets.

14. Income Taxes
The Company adopted ASU 2023-09 on a prospective basis in this Annual Report on Form 10-K for the year ended December 31, 2025, in accordance with the transition provisions.
A summary of the Company’s income before income taxes, income tax expense and income taxes paid for the year ended December 31, 2025 is set forth below:

Year Ended December 31, 2025

(In thousands)
Income before income taxes:
United States	$249,240
Foreign	(5,756)
Total income before income taxes	$243,484
Income tax expense:
U.S. Federal	$182,063
Foreign	—
U.S. State and Local	16,962
Total income tax expense	$199,025
Income taxes paid(1):
U.S. Federal	$73,000
Foreign	2,526
U.S. State and Local	2,014
Total income taxes paid	$77,540
__________________
(1)    Income taxes paid for the years ended December 31, 2024 and 2023 were $53.7 million and $17.2 million, respectively.
The Company’s income tax expense for the years ended December 31, 2024 and 2023 consists of the following:

	Year Ended December 31,
	2024	2023

	(In thousands)
Current:
Federal	$42,422	$15,877
U.S. State and local	(532)	3,824
Total current tax expense	41,890	19,701
Deferred:
Federal	203,752	264,154
U.S. State and local	18,169	31,394
Total deferred tax expense	221,921	295,548
Total income tax expense	$263,811	$315,249

The reconciliation of income taxes calculated at the U.S. federal statutory tax rate to the Company’s effective tax rate for the year ended December 31, 2025 is set forth below:

	Year Ended December 31, 2025
	%	(In thousands)

Total income before income taxes		$243,484

U.S. federal statutory tax rate	21.0%	$51,132
State and local income taxes, net of federal tax benefit(1)	7.0%	16,962
Effects of changes in tax laws or rates	—%	—
Deferred tax on unremitted earnings	6.7%	16,371
Research and development tax credit	(2.1)%	(5,000)
Impact of return to provision and tax basis balance sheet	2.3%	5,533
Non-taxable or nondeductible items
Nondeductible executive compensation	0.2%	563
Goodwill impairment	46.5%	113,256
Other	0.1%	208
Total income tax expense	81.7%	$199,025
_________________
(1)State taxes in North Dakota make up the majority (greater than 50%) of the tax effect in this category.
The reconciliation of income taxes calculated at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is set forth below:

	Year Ended December 31,
	2024		2023

	(%)	(In thousands)	(%)	(In thousands)
U.S. federal statutory tax rate	21.0%	$233,612	21.0%	$281,196
State income taxes, net of federal income tax benefit	2.5%	27,779	2.6%	35,219
Change in valuation allowance	0.1%	1,118	—%	—
Other	0.1%	1,302	(0.1)%	(1,166)
Annual effective tax expense	23.7%	$263,811	23.5%	$315,249

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$288,728	$292,978
Bonus and equity-based compensation	12,041	1,693
Other deferred tax assets	19,108	19,593
Total deferred tax assets	319,877	314,264
Less: Valuation allowance	(7,926)	(10,384)
Total deferred tax assets, net	$311,951	$303,880
Deferred tax liabilities
Oil and natural gas properties	$1,635,867	$1,521,016
Investment in partnerships	45,878	60,093
Tax on unremitted earnings	210,840	194,469
Other deferred tax liabilities	35,216	24,744
Total deferred tax liabilities	$1,927,801	$1,800,322
Total deferred tax liabilities, net	$(1,615,850)	$(1,496,442)
The Company’s effective tax rate for the year ended December 31, 2025 was 81.7% of pre-tax income, as compared to an effective tax rate of 23.7% of pre-tax income for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was higher than the federal statutory tax rate of 21% primarily as a result of the impact of non-deductible goodwill impairment. The effective tax rate for the year ended December 31, 2024 was higher than the federal statutory tax rate of 21% primarily as a result of state income taxes.
As of December 31, 2025, the Company had gross U.S. federal net operating loss (“NOL”) carryforwards of $1,013.0 million, of which approximately $928.7 million will not expire and $84.2 million will expire from 2032 to 2037. In addition, the Company had gross state NOL carryforwards of $2,001.3 million as of December 31, 2025, which expire between 2025 and 2042. The Company and Whiting both experienced an “ownership change” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), in the past, including as a result of the Merger. Accordingly, under Section 382 of the Code, the Company’s NOL carryforwards and other tax attributes (collectively, “Tax Benefits”) are subject to various limitations going forward. However, the limitations applicable under Section 382 of the Code resulting from the Merger are not expected to have a material impact on the realizability of the Company’s deferred tax assets.
Tax Benefits are recorded as an asset to the extent that management assesses the utilization of such Tax Benefits to be more likely than not, and when the future utilization of some portion of the Tax Benefits is determined not to be more likely than not, then a valuation allowance is provided to reduce the Tax Benefits from such assets.
The Company’s estimated valuation allowance as of December 31, 2025 was $7.9 million, which relates to state NOL carryforwards and is approximately consistent with the valuation allowance as of December 31, 2024.
On May 31, 2024, the Company completed the Arrangement, and as a result recognized a net deferred tax liability of $1,179.2 million in its purchase price allocation as of the acquisition date primarily to reflect the difference between the tax basis and the fair value of Enerplus’ assets acquired and liabilities assumed. The Company did not record a Canadian deferred tax asset due to the lack of continued operations in Canada going forward.
Unrecognized Tax Benefits. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As part of the Arrangement, an uncertain tax position was recorded for $15.5 million, which is included in deferred tax liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2025, all of which would affect the effective tax rate if recognized.
With respect to income taxes, the Company’s policy is to account for interest charges as interest expense and any penalties as tax expense in its Consolidated Statements of Operations. The Company files U.S. federal income tax returns, Canadian federal tax returns and income tax returns in the various states and provinces where it operates.

As the Company has NOL carryforwards from previous tax years, which are utilized in open years, the Internal Revenue Service may examine the Company’s loss years back to the 2012 tax year. The Canadian federal tax returns are open from 2019 and forward.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation, among other things, makes permanent, extends, or modifies certain provisions under the Inflation Reduction Act and Tax Cuts and Jobs Act. Significant provisions impacting the Company include (i) the permanent reinstatement of 100% bonus depreciation on qualified property, and (ii) the allowance for immediate and full expensing of domestic research and experimentation expenditures. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.
15. Equity-Based Compensation
The Company has granted equity-based compensation awards under the 2020 LTIP. In accordance with the FASB’s authoritative guidance for share-based payments, the Company accounts for awards that settle in shares of common stock as equity-classified awards and awards that settle in cash as liability-classified awards.
Equity-based compensation expense is recognized in general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company recognized $25.7 million, $23.0 million and $46.1 million in equity-based compensation expenses related to equity-classified awards during the years ended December 31, 2025, 2024 and 2023, respectively. Equity-based compensation expenses related to liability-classified awards were $1.0 million, $1.0 million and $3.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted stock units. The Company has granted restricted stock units (“RSUs”) to employees and non-employee directors. RSUs are contingent shares with a service-based vesting condition. The RSUs granted to employees vest following a graded vesting schedule and vest ratably each year over a three-year or four-year period. The RSUs granted to non-employee directors vest over a one-year period. The fair value is based on the closing price of the Company’s common stock on the date of grant or, if applicable, the date of modification. The Company recognizes compensation expense under the straight-line method over the requisite service period.
The following table summarizes information related to RSUs held by employees and non-employee directors of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2024	284,222	$137.23
Granted	201,594	118.16
Vested	(137,205)	122.45
Forfeited	(24,972)	135.41
Non-vested shares outstanding December 31, 2025	323,639	$131.91
The fair value of awards vested was $14.9 million and $23.2 million for the years ended December 31, 2025 and 2024, respectively. The weighted average grant date fair value of RSUs was $118.16 per share and $161.23 per share for the years ended December 31, 2025 and 2024, respectively. Unrecognized expense as of December 31, 2025 for all outstanding RSUs was $23.8 million and will be recognized over a weighted average period of approximately 1.6 years.
Performance share units. During the years ended December 31, 2025 and 2024, the Company granted performance share units to certain employees that include (i) total stockholder return (“TSR”) performance share units (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the applicable performance period, subject to the level of achievement with respect to certain performance goals.
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
The following table summarizes information related to the Absolute TSR PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2024	15,444	$233.00
Granted	24,730	170.38
Vested	—	—
Forfeited	(1,878)	205.77
Non-vested shares outstanding December 31, 2025	38,296	$193.90
There were no vested awards during the year ended December 31, 2025. The fair value of awards vested was $0.1 million for the year ended December 31, 2024. Unrecognized expense as of December 31, 2025 for all outstanding Absolute TSR PSUs was $2.3 million and will be recognized over a weighted average period of 1.8 years.
The following table summarizes information related to the Relative TSR PSUs held by employees of the Company:

	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested shares outstanding December 31, 2024	46,337	$197.02
Granted	74,219	136.18
Vested	—	—
Forfeited	(5,639)	162.96
Non-vested shares outstanding December 31, 2025	114,917	$159.40
There were no vested awards during the year ended December 31, 2025. The fair value of awards vested was $0.2 million for the year ended December 31, 2024. Unrecognized expense as of December 31, 2025 for all outstanding Relative TSR PSUs was $7.4 million and will be recognized over a weighted average period of 1.7 years.
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
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses by grant date:

	Absolute and Relative TSR PSUs
	Year Ended December 31, 2025	Year Ended December 31, 2024
Forecast period (years)	3	3
Risk-free interest rates	4.3%	3.8%	—	4.7%
Implied equity volatility	33%	35%
Range of stock price on date of grant	$122.11	$141.41	—	$169.66
Phantom unit awards. The Company granted phantom unit awards to certain employees. Phantom unit awards represent the right to receive, upon vesting of the award, a cash payment equal to the fair market value of one share of common stock. The phantom unit awards are subject to a service-based vesting condition and generally vest in equal installments each year over a three-year period from the date of grant. Compensation expense is recognized over the requisite service period.

The following table summarizes information related to phantom unit awards held by employees of the Company:

	Phantom Unit Awards	Weighted Average Grant Date Fair Value per Share
Non-vested phantom unit awards outstanding December 31, 2024	18,087	$151.71
Granted	12,079	121.46
Vested	(6,859)	(148.04)
Forfeited	(2,009)	(136.06)
Non-vested phantom unit awards outstanding December 31, 2025	21,298	$136.05
The fair value of vested phantom unit awards was $0.8 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. Unrecognized expense as of December 31, 2025 for all outstanding phantom unit awards was $1.1 million and will be recognized over a weighted average period of approximately 1.7 years.
Legacy awards. The Company previously granted performance share units (“Legacy PSUs”) and leveraged stock units (“LSUs”) to certain employees. These awards were contingent shares that could be earned over a three-year or four-year performance period subject to market-based and service-based vesting conditions. The completion of the Merger represented a “change in control” such that such awards earned by award recipients were subject to a service-based vesting condition.
As of December 31, 2024, these Legacy PSUs were fully vested and the fair value of the awards vested was $9.0 million for the year ended December 31, 2024.
As of December 31, 2025, these LSUs were fully vested and the fair value of the awards vested was $27.2 million and $42.3 million for the years ended December 31, 2025 and 2024, respectively.
16. Stockholders’ Equity
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

Dividends
The following table summarizes the Company’s fixed and variable dividends declared by quarter for the years ended December 31, 2025, 2024 and 2023:

	Rate per Share
	Base	Variable	Total	Total Dividends Declared

				(In thousands)
Q4 2025	$1.300	$—	$1.300	$74,544
Q3 2025	1.300	—	1.300	74,772
Q2 2025	1.300	—	1.300	75,733
Q1 2025	1.300	—	1.300	77,429
Total	$5.200	$—	$5.200	$302,478

Q4 2024	$1.250	$0.190	$1.440	$88,271
Q3 2024	1.250	1.270	2.520	157,090
Q2 2024	1.250	1.690	2.940	124,708
Q1 2024	1.250	2.000	3.250	137,541
Total	$5.000	$5.150	$10.150	$507,610

Q4 2023	$1.250	$1.250	$2.500	$107,867
Q3 2023	1.250	0.110	1.360	58,374
Q2 2023	1.250	1.970	3.220	137,507
Q1 2023	1.250	3.550	4.800	204,884
Total	$5.000	$6.880	$11.880	$508,632
Total dividends declared in the table above includes $2.6 million, $7.0 million and $14.4 million associated with dividend equivalent rights on unvested equity-based compensation awards for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the Company had dividends payable of $1.4 million related to dividend equivalent rights accrued on equity-based compensation awards, including $0.9 million that was recorded under accrued liabilities and $0.5 million that was recorded under other liabilities on the Consolidated Balance Sheet.
On February 25, 2026, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on March 27, 2026 to shareholders of record as of March 12, 2026.
Share Repurchase Program
The Company’s Board of Directors authorized a share repurchase program in August 2025 of up to $1.0 billion of the Company’s common stock. This program replaces previous share repurchase programs.
During the year ended December 31, 2025, the Company repurchased 3,491,618 shares of common stock at a weighted average price of $104.39 per common share for a total cost of $364.5 million (excluding accrued excise taxes) under both the August 2025 and October 2024 share repurchase programs. As of December 31, 2025, there was $952.2 million of capacity remaining under the Company’s August 2025 program.
During the years ended December 31, 2024 and 2023, the Company repurchased 3,114,007 and 1,533,791 shares of common stock at weighted average prices of $142.20 and $157.08 per share for total costs of $442.8 million and $240.9 million, respectively, under previous share repurchase programs.

Warrants
Legacy Oasis warrants. On November 19, 2020, the Company entered into a Warrant Agreement with Computershare Inc. and Computershare Trust Company N.A., as warrant agent. The warrants, which were indexed to the Company’s common stock and were classified as equity, were exercisable until November 19, 2024, at which time all unexercised warrants expired and the rights of the holders of such warrants to purchase common stock terminated. The Company had 124,495 legacy Oasis warrants expire on November 19, 2024. As of December 31, 2025, there were no remaining legacy Oasis warrants outstanding, as all such warrants had expired prior to that date.
Assumed Whiting warrants. Pursuant to the terms of the Merger, all of Whiting’s outstanding warrants immediately prior to the effective time of the Merger were assumed by the Company at the closing of the Merger. Each Whiting warrant was exercisable for 0.5774 shares of the Company’s common stock. Therefore, as a result of the completion of the Merger on July 1, 2022, the Company assumed (i) 4,833,455 legacy Whiting Series A Warrants which were exercisable for an aggregate amount of 2,790,837 shares of the Company’s common stock at an exercise price of $116.37 per share and (ii) 2,418,832 legacy Whiting Series B Warrants which were exercisable for an aggregate amount of 1,396,634 shares of the Company’s common stock at an exercise price of $133.70 per share.
In the event that a holder of Whiting warrants elected to exercise their option to acquire shares of the Company’s common stock, the Company issued a net number of exercised shares of common stock. The net number of exercised shares was calculated as (i) the number of Whiting warrants exercised multiplied by (ii) the difference between the 30 day daily volume weighted average price of the common stock leading up to the exercise date and the relevant exercise price, calculated as a percentage of the current market price on the exercise date.
The Company had 395,809 legacy Whiting Series A Warrants expire on September 1, 2024 and 888,406 legacy Whiting Series B Warrants expire on September 1, 2025. During the year ended December 31, 2025, an immaterial amount of warrants were exercised, and during the years ended December 31, 2024 and 2023, there were 1,823,608 and 1,746,859 warrants exercised, respectively. As of December 31, 2025, there were no remaining Whiting warrants outstanding, as all such warrants had expired prior to that date.
17. Earnings Per Share
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

The following table summarizes the basic and diluted earnings per share for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
Net income	$44,459	$848,627	$1,023,779
Distributed and undistributed earnings allocated to participating securities	(1,736)	(3,437)	(3,370)
Net income attributable to common stockholders (basic)	42,723	845,190	1,020,409
Reallocation of distributed and undistributed earnings allocated to participating securities	—	24	76
Net income attributable to common stockholders (diluted)	$42,723	$845,214	$1,020,485

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	57,812	51,796	41,490
Dilutive effect of share-based awards	40	402	944
Dilutive effect of warrants	—	550	964
Diluted weighted average common shares outstanding	57,852	52,748	43,398

Basic earnings per share	$0.74	$16.32	$24.59
Diluted earnings per share	$0.74	$16.02	$23.51

Anti-dilutive weighted average common shares:
Potential common shares	721	1,646	3,709

For the years ended December 31, 2025, 2024 and 2023, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive.
18. Leases
The Company’s long-term leases consist primarily of office space, vehicles and other property and equipment used in its operations. The components of lease costs before joint-interest recoveries were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease costs	$29,776	$31,830	$9,853
Variable lease costs(1)	7,992	11,137	13,391
Short-term lease costs	61,194	59,429	56,100
Sublease income	(2,515)	(1,570)	(199)
Finance lease costs:
Amortization of ROU assets	1,988	1,569	1,367
Interest on lease liabilities	361	299	126
Total lease costs	$98,796	$102,694	$80,638
___________________
(1)Based on payments made by the Company to lessors for the right to use an underlying asset that vary because of changes in circumstances occurring after the commencement date, other than the passage of time, such as property taxes, operating and maintenance costs, which do not depend on an index or rate.

As of December 31, 2025, maturities of the Company’s lease liabilities were as follows:

	Operating Leases	Finance Leases

	(In thousands)
2026	$15,625	$2,465
2027	4,405	2,120
2028	2,930	1,177
2029	2,753	370
2030	1,379	69
Thereafter	—	—
Total future lease payments	27,092	6,201
Less: Imputed interest	1,918	536
Present value of future lease payments	$25,174	$5,665
Supplemental balance sheet information related to the Company’s leases were as follows:

		December 31,
	Balance Sheet Location	2025	2024

		(In thousands)
Assets
Operating lease assets(1)	Operating right-of-use assets	$12,749	$38,004
Finance lease assets(2)	Other assets	5,502	5,220
Total lease assets		$18,251	$43,224
Liabilities
Current
Operating lease liabilities(1)	Current operating lease liabilities	$14,656	$37,629
Finance lease liabilities	Other current liabilities	2,147	1,665
Long-term
Operating lease liabilities(1)	Operating lease liabilities	10,518	15,190
Finance lease liabilities	Other liabilities	3,518	3,613
Total lease liabilities		$30,839	$58,097
___________________
(1)The year ended December 31, 2024 includes $43.0 million of operating leases for certain operating equipment and office buildings acquired in connection with the Arrangement.
(2)Finance lease ROU assets are recorded net of accumulated amortization of $4.2 million and $2.4 million as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded impairment charges related to the Denver offices and its related fixed assets acquired in the Arrangement and Merger of $2.5 million and $17.5 million, respectively, as a result of overall market conditions. The ROU asset impairment charges are recorded within impairment and exploration on the Consolidated Statements of Operations.

Supplemental cash flow information and non-cash transactions related to the Company’s leases were as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$32,007	$30,222	$15,627
Operating cash flows from finance leases	361	297	160
Financing cash flows from finance leases	1,917	1,458	1,702
ROU assets obtained in exchange for lease obligations
Operating leases(1)	$3,694	$49,278	$22,201
Finance leases	2,513	4,094	2,307
___________________
(1)The year ended December 31, 2024 includes $43.0 million related to operating leases acquired in the Arrangement.

Weighted-average remaining lease terms and discount rates for the Company’s leases were as follows:

	December 31,
	2025	2024
Operating leases
Weighted average remaining lease term	2.5 years	2.4 years
Weighted average discount rate	6.5%	6.8%
Finance leases
Weighted average remaining lease term	2.8 years	3.2 years
Weighted average discount rate	6.7%	6.7%
19. Significant Concentrations
Major customers. For the year ended December 31, 2025, sales to Phillips 66 Company and Marathon Petroleum Supply & Trading LLC accounted for approximately 21% and 12%, respectively, of the Company’s total product sales. For the year ended December 31, 2024, sales to Phillips 66 Company accounted for approximately 19% of the Company’s total product sales. For the year ended December 31, 2023, sales to Phillips 66 Company and Gunvor USA LLC accounted for approximately 20% and 14%, respectively, of the Company’s total product sales. No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2025, 2024 or 2023.
Substantially all of the Company’s accounts receivable result from sales of crude oil, NGL and natural gas as well as joint interest billings to third-party companies who have working interest payment obligations in projects completed by the Company. This concentration of customers and joint interest owners may impact the Company’s overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Management believes that the loss of any of these purchasers would not have a material adverse effect on the Company’s operations, as there are a number of alternative crude oil, NGL and natural gas purchasers in the Company’s producing regions.
20. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of December 31, 2025. The commitments under these arrangements are not recorded in the accompanying Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of December 31, 2025, the Company’s material off-balance sheet arrangements and transactions include $32.8 million in outstanding letters of credit issued under the Credit Facility and $113.4 million in net surety bond exposure issued as financial assurance on certain agreements.
Volume commitment agreements. As of December 31, 2025, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 40.6 MMBbl of crude oil, 10.6 MMBbl of NGL, 335.6 Bcf of natural gas and 12.0 MMBbl of water within specified timeframes, the majority of which have a remaining term of five years or less.

The estimable future commitments under these volume commitment agreements as of December 31, 2025 are as follows:

(In thousands)
2026	$135,976
2027	118,675
2028	74,315
2029	41,856
2030	34,466
Thereafter	62,567
$467,855
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
The case is currently on remand before the D.C. Federal District Court. In 2025, the parties filed dispositive motions, including motions for summary judgment, but on January 6, 2026, the Court denied these dispositive motions and ruled that factual determinations would need to be made, and would require a trial and full evidentiary record, in order to rule on the riverbed ownership and related issues. The parties are currently required to file a joint status report, informing the Court of the time required for expert testimony and exhibit production, beyond the documentation already filed with the prior motions. On January 30, 2026, the federal defendants filed a motion to extend the timeline for the joint status report by 90 days to allow sufficient time for an internal review. However, the Court denied that motion. The parties are now required to submit a joint status report by February 17, 2026.
Litigation. The Company is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. When the Company determines that a loss is probable of occurring and is reasonably estimable, the Company accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Company discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed. As of December 31, 2024, the Company had accrued a settlement obligation and offsetting insurance receivable in the Company’s Consolidated Balance Sheet. Such obligation and insurance claims were settled during the year ended December 31, 2025.

21. Subsequent Events
The Company has evaluated the period after the balance sheet date, noting no subsequent events or transactions that required recognition or disclosure in the financial statements, other than those matters previously disclosed herein.
22. Supplemental Oil and Gas Disclosures — Unaudited
The supplemental data presented below reflects information for all of the Company’s oil and gas producing activities.
Capitalized Costs
The following table sets forth the capitalized costs related to the Company’s oil and gas producing activities:

	December 31,
	2025	2024

	(In thousands)
Proved oil and gas properties	$14,127,286	$11,923,792
Less: Accumulated depletion and impairment	(3,541,219)	(2,115,428)
Proved oil and gas properties, net	10,586,067	9,808,364
Unproved oil and gas properties	721,682	846,994
Total oil and gas properties, net	$11,307,749	$10,655,358
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
The following table sets forth costs incurred related to the Company’s oil and gas activities for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Acquisition costs:
Proved oil and gas properties(1)	$508,131	$4,346,811	$178,629
Unproved oil and gas properties	85,257	928,789	185,392
Exploration costs	12,085	8,285	6,366
Development costs(2)	1,512,679	1,236,794	940,967
Total costs incurred	$2,118,152	$6,520,679	$1,311,354
___________________
(1)Acquisition costs include non-cash upward adjustments to oil and gas properties of $16.6 million, $66.9 million and $6.8 million, which relate to estimated future plugging and abandonment costs of the oil and gas wells acquired in the 2025 Williston Basin Acquisition, the Arrangement and the 2023 Williston Basin Acquisition for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Development costs include non-cash upward adjustments to oil and gas properties of $152.1 million, $6.1 million and $18.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which relate to estimated future plugging and abandonment costs of the Company’s oil and gas wells.

Results of Operations for Oil and Gas Producing Activities
The following table sets forth the results of operations for oil and gas producing activities, which exclude goodwill impairment, general and administrative expenses and interest expense, for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Revenues	$3,897,140	$3,836,138	$3,132,411
Production costs	1,565,407	1,425,364	1,099,159
Depreciation, depletion and amortization	1,425,792	1,081,575	582,127
Impairment and exploration	12,096	14,570	17,830
Income tax expense	213,808	309,069	335,534
Results of operations for oil and gas producing activities	$680,037	$1,005,560	$1,097,761
23. Supplemental Oil and Gas Reserve Information — Unaudited
The reserve estimates presented below at December 31, 2025, 2024 and 2023 are based on reports prepared by Netherland, Sewell & Associates, Inc., the Company’s independent reserve engineers. All of the Company’s oil and gas reserves are attributable to properties within the United States.
Proved oil and gas reserves are the estimated quantities of crude oil, NGL and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Estimated Quantities of Proved Reserves
The following table summarizes changes in quantities of the Company’s estimated net proved reserves by product for the periods presented:

	Crude Oil (MBbl)	NGL (MBbl)	Natural Gas (MMcf)	MBoe
2023
Proved reserves
Beginning balance	381,288	138,451	814,926	655,560
Revisions of previous estimates	(38,073)	(5,270)	(33,308)	(48,895)
Extensions, discoveries and other additions	53,207	15,046	62,273	78,632
Sales of reserves in place	(3,999)	(53)	(3,067)	(4,564)
Purchases of reserves in place	12,375	3,052	20,060	18,771
Production	(36,427)	(13,047)	(82,953)	(63,300)
Net proved reserves at December 31, 2023	368,371	138,179	777,931	636,204
Proved developed reserves, December 31, 2023	241,362	105,702	640,180	453,762
Proved undeveloped reserves, December 31, 2023	127,008	32,476	137,751	182,442
2024
Proved reserves
Beginning balance	368,371	138,179	777,931	636,204
Revisions of previous estimates	(35,229)	(3,741)	(38,294)	(45,351)
Extensions, discoveries and other additions	43,301	10,032	62,013	63,669
Sales of reserves in place	(1,264)	(204)	(1,071)	(1,646)
Purchases of reserves in place	176,710	39,256	596,287	315,346
Production	(48,479)	(16,338)	(122,193)	(85,182)
Net proved reserves at December 31, 2024	503,410	167,184	1,274,673	883,040
Proved developed reserves, December 31, 2024	317,689	125,824	1,053,288	619,061
Proved undeveloped reserves, December 31, 2024	185,721	41,360	221,385	263,979
2025
Proved reserves
Beginning balance	503,410	167,184	1,274,673	883,040
Revisions of previous estimates	(30,428)	7,231	100,816	(6,395)
Extensions, discoveries and other additions	69,279	14,456	120,551	103,827
Purchases of reserves in place	28,985	4,377	27,989	38,027
Production	(56,500)	(19,149)	(151,903)	(100,966)
Net proved reserves at December 31, 2025	514,746	174,099	1,372,126	917,533
Proved developed reserves, December 31, 2025	314,516	127,068	1,127,914	629,570
Proved undeveloped reserves, December 31, 2025	200,230	47,031	244,212	287,963
2025
Proved reserves increased by 34.5 MMBoe during the year ended December 31, 2025 due to the following:
Purchases of reserves in place. The Company added 38.0 MMBoe of proved reserves from the purchase of reserves in place as a result of the 2025 Williston Basin Acquisition.
Production. Production decreased proved reserves by 101.0 MMBoe.
Revisions of previous estimates. The Company had net negative revisions of 6.4 MMBoe attributable to the following:
Decreases:
•31.9 MMBoe primarily associated with timing changes to the Company’s development plan following the 2025 Williston Basin Acquisition
•10.7 MMBoe primarily associated with lower crude oil and NGL prices and weaker differentials

Increases:
•24.5 MMBoe primarily associated with reservoir and engineering analysis and well performance across the Company’s Williston Basin assets
•11.7 MMBoe primarily associated with the reduction in operating expenses and capital expenses primarily associated with deflation
Extensions, discoveries and other additions. The Company added 103.8 MMBoe of proved reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin. Proved reserves increased due to new wells drilled in this area, as well as proved undeveloped (“PUD”) locations added as a result of offset drilling.
Sales of reserves in place. There were no sales of reserves in place in 2025.
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
Revisions of previous estimates. The Company had net negative revisions of 45.4 MMBoe attributable to the following:
Decreases:
•14.5 MMBoe associated with lower crude oil, NGL and natural gas prices and weaker differentials
•23.8 MMBoe primarily associated with timing changes to the Company’s development plan following the Arrangement
•11.0 MMBoe primarily associated with reservoir and engineering analysis and well performance across the Company’s Williston Basin assets
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
Changes in Proved Undeveloped Reserves
The following table summarizes the changes in the Company’s estimates of PUD reserves during 2025:

Year Ended December 31, 2025

(MBoe)
Proved undeveloped reserves, beginning of period	263,979
Purchases of minerals in place	20,006
Extensions, discoveries and other additions	82,869
Revisions of previous estimates	(16,388)
Conversion to proved developed reserves	(62,503)
Proved undeveloped reserves, end of period	287,963
Proved undeveloped reserves increased by 24.0 MMBoe during the year ended December 31, 2025 due to the following:
Purchases of minerals in place. The Company added 20.0 MMBoe of PUD reserves from the purchase of minerals in place as a result of the 2025 Williston Basin Acquisition.
Extensions, discoveries and other additions. The Company added 82.9 MMBoe of PUD reserves associated with extensions and discoveries primarily attributable to successful drilling in the Williston Basin.
Revisions of previous estimates. The Company had net negative revisions of 16.4 MMBoe primarily attributable to the following:
Decreases:
•31.9 MMBoe primarily associated with timing changes to the Company’s development plan following the 2025 Williston Basin Acquisition and the Arrangement
•2.1 MMBoe associated with lower crude oil and NGL prices and weaker differentials
Increases:
•17.6 MMBoe primarily associated with well performance across the Company’s Williston Basin assets and improved economics from increased lateral lengths
Conversions to proved developed reserves. The Company incurred $520.3 million in capital expenditures to convert 62.5 MMBoe of PUD reserves to proved developed reserves during 2025. The PUD conversions represented 24% of the Company’s PUD reserves balance at the beginning of 2025.
As of December 31, 2025, the Company expects to develop all of its PUD reserves, including all wells drilled but not yet completed within five years after the initial year booked. Substantially all PUD locations are located on properties where the leases are held by existing production or continuous drilling operations. Approximately 15% of the Company’s PUD reserves at December 31, 2025 are attributable to wells that have been drilled but not yet completed, and all of the Company’s PUD reserves are within its core acreage in the Williston Basin.
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
The Company’s estimated net proved reserves and related future net revenues and Standardized Measure were determined using index prices for crude oil and natural gas, without giving effect to derivative transactions, and were held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $65.34 per Bbl for crude oil and $3.39 per MMBtu for natural gas, $75.48 per Bbl for crude oil and $2.13 per MMBtu for natural gas and $78.22 per Bbl for crude oil and $2.64 per MMBtu for natural gas for the years ended December 31, 2025, 2024 and 2023, respectively. These prices were adjusted by lease for quality, energy content, transportation fees and marketing differentials. Future operating costs, production taxes and capital costs were based on current costs as of each year end.

The following table sets forth the Standardized Measure of discounted future net cash flows from projected production of the Company’s estimated net proved reserves at December 31, 2025, 2024 and 2023:

	At December 31,
	2025	2024	2023

	(In thousands)
Future cash inflows	$36,118,331	$39,474,381	$31,882,940
Future production costs	(17,503,187)	(18,255,819)	(13,815,882)
Future development costs	(3,753,777)	(3,928,154)	(3,055,823)
Future income tax expense	(2,494,694)	(3,096,730)	(2,573,017)
Future net cash flows	12,366,673	14,193,678	12,438,218
10% annual discount for estimated timing of cash flows	(4,916,121)	(5,839,500)	(5,447,578)
Standardized measure of discounted future net cash flows	$7,450,552	$8,354,178	$6,990,640
The following table sets forth the changes in the Standardized Measure of discounted future net cash flows applicable to estimated net proved reserves for the periods presented:

	2025	2024	2023

	(In thousands)
January 1	$8,354,178	$6,990,640	$11,494,475
Net changes in prices and production costs	(2,425,304)	(2,145,627)	(6,138,846)
Net changes in future development costs	580,749	136,608	(92,072)
Sales of crude oil and natural gas, net	(2,331,733)	(2,410,774)	(2,033,251)
Extensions	1,124,444	639,614	864,249
Purchases of reserves in place	418,804	3,736,382	373,913
Sales of reserves in place	—	(37,074)	(75,097)
Revisions of previous quantity estimates	(94,563)	(493,520)	(1,142,960)
Previously estimated development costs incurred	587,752	692,049	574,607
Accretion of discount	1,026,259	1,088,290	1,445,215
Net change in income taxes	286,606	(370,584)	1,419,851
Changes in timing and other	(76,640)	528,174	300,556
December 31	$7,450,552	$8,354,178	$6,990,640

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management, including our CEO and CFO, used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025. Please see their “Report of Independent Registered Public Accounting Firm” included in “Item 8. Financial Statements and Supplementary Data.”
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 trading arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1)Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
None.
(3)Exhibits:
The following documents are included as exhibits to this report:

Exhibit No.	Description of Exhibit

2.1	Arrangement Agreement, dated as of February 21, 2024, by and among Chord Energy Corporation, Spark Acquisition ULC and Enerplus Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

3.1	Conformed version of Amended and Restated Certificate of Incorporation of Chord Energy Corporation, as amended by amendments on July 1, 2022 and May 31, 2024 (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K on February 27, 2025, and incorporated herein by reference).

3.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

3.3	Certificate of First Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K on July 7, 2022 and incorporated by reference herein).

3.4	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of Chord Energy Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

3.5	Fifth Amended and Restated Bylaws of Chord Energy Corporation (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K on February 27, 2025, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A on May 19, 2010, and incorporated herein by reference).

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

4.3	Indenture dated March 13, 2025 by and among Chord Energy Corporation, the Guarantors and Regions Bank, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K on March 14, 2025, and incorporated herein by reference).

4.4	Indenture dated September 30, 2025 by and among Chord Energy Corporation, the Guarantors and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K on September 30, 2025, and incorporated herein by reference).

10.1**	Form of Indemnification Agreement between Chord Energy Corporation (f/k/a Oasis Petroleum Inc.) and each of the directors and executive officers thereof (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.2**	Amended and Restated 2010 Annual Incentive Compensation Plan of Oasis Petroleum Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 6, 2014, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.3**
Form of Indemnification Agreement, by and between Oasis Petroleum Inc. and its officers and directors (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.4**	Oasis Petroleum Inc. 2020 Long Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on November 20, 2020, and incorporated herein by reference).

10.5**	First Amendment to the Chord Energy Corporation Long Term Incentive Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 on September 13, 2024, and incorporated herein by reference).

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

10.12**	Whiting Petroleum Corporation 2020 Equity Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 on July 14, 2022, and incorporated herein by reference).

10.13**	Oasis Petroleum Inc. 2021 Executive Change in Control and Severance Benefit Plan (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.14**	Chord Energy Corporation Restricted Stock Unit Award Agreement (Non-Employee Director Form) (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.15**	Chord Energy Corporation Restricted Stock Unit Award Agreement (Time Vesting Form) (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K on February 28, 2023, and incorporated herein by reference).

10.16**	Chord Energy Corporation Executive Severance Plan (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

10.17**	Form of Notice of Grant for Relative Total Shareholder Return Performance Share Units (with form of associated Performance Share Unit Agreement attached thereto) (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

10.18**	Form of Notice of Grant for Absolute Total Shareholder Return Performance Share Units (with form of associated Performance Share Unit Agreement attached thereto) (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.19**	Letter Agreement, dated as of February 21, 2024, between Chord Energy Corporation and Ian C. Dundas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 26, 2024, and incorporated herein by reference).

10.20	Amended and Restated Credit Agreement, dated as of July 1, 2022, by and among Oasis Petroleum Inc., Oasis Petroleum LLC, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on July 7, 2022, and incorporated herein by reference).

10.21	First Amendment to Amended and Restated Credit Agreement, dated as of August 8, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 12, 2022, and incorporated herein by reference).

10.22	Second Amendment to Amended and Restated Credit Agreement, dated October 31, 2022, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.7 to the Company’s Report on Form 10-Q on November 11, 2022, and incorporated herein by reference).

10.23	Third Amendment to Amended and Restated Credit Agreement, dated May 2, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q on May 4, 2023, and incorporated herein by reference).

10.24	Fourth Amendment to Amended and Restated Credit Agreement, dated October 31, 2023, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q on November 2, 2023, and incorporated herein by reference).

10.25	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of May 31, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2024, and incorporated herein by reference).

10.26	Sixth Amendment to the Amended and Restated Credit Agreement, dated as of November 4, 2024, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q on November 7, 2024, and incorporated herein by reference).

10.27	Chord Energy Corporation Nonqualified Deferred Compensation Plan, effective as of April 1, 2025 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 on June 20, 2025, and incorporated herein by reference).

10.28	Chord Energy Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, effective as of April 1, 2025 (filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 on June 20, 2025, and incorporated herein by reference).

10.29	Seventh Amendment to the Amended and Restated Credit Agreement, dated as of November 3, 2025, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 6, 2025, and incorporated herein by reference).

19.1(a)	Insider Trading Policy

21.1(a)	List of Subsidiaries of Chord Energy Corporation.

23.1(a)	Consent of PricewaterhouseCoopers LLP.

23.2(a)	Consent of Netherland, Sewell & Associates, Inc.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

Exhibit No.	Description of Exhibit
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

97.1	Chord Energy Corporation Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K on February 26, 2024, and incorporated herein by reference).

99.1(a)	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers relating to Total Proved Reserves, dated February 10, 2026.

101(a)
The following financial information from Chord’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

CHORD ENERGY CORPORATION

Date:	February 26, 2026	By:	/s/ Daniel E. Brown
Daniel E. Brown President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Daniel E. Brown	President & Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Daniel E. Brown

/s/ Richard N. Robuck	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Richard N. Robuck

/s/ Lara J. Kroll	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Lara J. Kroll

/s/ Susan M. Cunningham	Board Chair	February 26, 2026
Susan M. Cunningham

/s/ Douglas E. Brooks	Director	February 26, 2026
Douglas E. Brooks

/s/ Ian Dundas	Director	February 26, 2026
Ian Dundas

/s/ Hilary Foulkes	Director	February 26, 2026
Hilary Foulkes

/s/ Kevin S. McCarthy	Director	February 26, 2026
Kevin S. McCarthy

/s/ Samantha F. McKinney	Director	February 26, 2026
Samantha F. McKinney

/s/ Ward Polzin	Director	February 26, 2026
Ward Polzin

/s/ Jeffrey Sheets	Director	February 26, 2026
Jeffrey Sheets

/s/ Anne Taylor	Director	February 26, 2026
Anne Taylor

/s/ Marguerite N. Woung-Chapman	Director	February 26, 2026
Marguerite N. Woung-Chapman