Form 10-Q
period 2026-03-31
Chord Energy Corp
filed 2026-05-07
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No  ☐
Number of shares of the registrant’s common stock outstanding at May 4, 2026: 56,299,183 shares.

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
“Completion.” The process of treating a drilled well followed by the installation of permanent equipment for the production of crude oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
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
“ICE BRENT.” The Intercontinental Exchange Brent crude oil price index.
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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$225,802	$189,531
Accounts receivable, net	1,352,546	1,116,685
Inventory	100,218	115,713
Prepaid expenses	30,226	33,767
Derivative instruments	1,161	77,312
Other current assets	3,683	5,061
Total current assets	1,713,636	1,538,069
Property, plant and equipment
Oil and gas properties (successful efforts method)	15,205,562	14,848,968
Other property and equipment	60,508	60,395
Less: accumulated depreciation, depletion and amortization	(3,950,750)	(3,572,834)
Total property, plant and equipment, net	11,315,320	11,336,529
Derivative instruments	3,518	8,366
Investment in equity securities	140,096	119,698
Long-term inventory	26,417	30,759
Operating right-of-use assets	8,968	12,749
Other assets	28,899	28,104
Total assets	$13,236,854	$13,074,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$90,764	$41,795
Revenues and production taxes payable	716,094	618,258
Accrued liabilities	686,320	735,386
Accrued interest payable	4,301	28,594
Derivative instruments	154,366	—
Current operating lease liabilities	11,146	14,656
Other current liabilities	10,123	11,898
Total current liabilities	1,673,114	1,450,587
Long-term debt	1,480,469	1,479,581
Deferred tax liabilities	1,582,722	1,615,850
Asset retirement obligations	428,773	432,802
Derivative instruments	10,204	—
Operating lease liabilities	9,565	10,518
Other liabilities	5,660	4,982
Total liabilities	5,190,507	4,994,320

	March 31, 2026	December 31, 2025

	(In thousands, except share data)
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,231,897 shares issued and 56,284,329 shares outstanding at March 31, 2026; and 240,000,000 shares authorized, 67,150,747 shares issued and 56,762,243 shares outstanding at December 31, 2025	676	675
Treasury stock, at cost: 10,947,568 shares at March 31, 2026 and 10,388,504 shares at December 31, 2025	(1,375,456)	(1,304,092)
Additional paid-in capital	7,343,454	7,339,735
Retained earnings	2,077,673	2,043,636
Total stockholders’ equity	8,046,347	8,079,954
Total liabilities and stockholders’ equity	$13,236,854	$13,074,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$1,150,589	$1,103,425
Purchased oil and gas sales	515,046	111,622
Total revenues	1,665,635	1,215,047
Operating expenses
Lease operating expenses	244,909	233,074
Gathering, processing and transportation expenses	67,018	73,314
Purchased oil and gas expenses	509,832	111,368
Production taxes	86,711	74,642
Depreciation, depletion and amortization	384,215	349,809
General and administrative expenses	37,508	38,377
Exploration and impairment	2,563	1,983
Total operating expenses	1,332,756	882,567
Gain on sale of assets, net	343	5,516
Operating income	333,222	337,996
Other income (expense)
Net loss on derivative instruments	(241,471)	(20,281)
Net gain (loss) from investment in equity securities	22,829	(4,900)
Interest expense, net of capitalized interest	(26,596)	(15,818)
Loss on debt extinguishment	—	(3,494)
Other income (expense), net	6,329	(501)
Total other expense, net	(238,909)	(44,994)
Income before income taxes	94,313	293,002
Income tax benefit (expense)	14,295	(73,165)
Net income	$108,608	$219,837
Earnings per share (Note 15):
Basic	$1.90	$3.67
Diluted	$1.90	$3.66
Weighted average shares outstanding:
Basic	56,717	59,502
Diluted	56,774	59,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2025	56,762	$675	10,388	$(1,304,092)	$7,339,735	$2,043,636	$8,079,954
Equity-based compensation and vestings	125	1	—	—	8,042	—	8,043
Tax withholdings on settlement of equity-based awards	(44)	—	—	—	(4,323)	—	(4,323)
Dividends	—	—	—	—	—	(74,571)	(74,571)
Share repurchases	(559)	—	559	(71,364)	—	—	(71,364)
Net income	—	—	—	—	—	108,608	108,608
Balance as of March 31, 2026	56,284	$676	10,947	$(1,375,456)	$7,343,454	$2,077,673	$8,046,347

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$8,702,262
Equity-based compensation and vestings	237	2	—	—	6,876	—	6,878
Tax withholdings on settlement of equity-based awards	(117)	(1)	—	—	(14,356)	—	(14,357)
Dividends	—	—	—	—	—	(77,429)	(77,429)
Share repurchases	(1,994)	—	1,994	(218,527)	—	—	(218,527)
Net income	—	—	—	—	—	219,837	219,837
Balance as of March 31, 2025	58,197	$674	8,891	$(1,154,684)	$7,328,611	$2,444,063	$8,618,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net income	$108,608	$219,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	384,215	349,809
Loss on debt extinguishment	—	3,494
Gain on sale of assets	(343)	(5,516)
Deferred income taxes	(33,128)	29,765
Net loss on derivative instruments	241,471	20,281
Net (gain) loss from investment in equity securities	(22,829)	4,900
Equity-based compensation expenses	8,042	6,876
Settlement of asset retirement obligations	(9,833)	(8,521)
Deferred financing costs amortization and other	(3,067)	(1,241)
Working capital and other changes:
Change in accounts receivable, net	(264,809)	(25,369)
Change in inventory	14,980	(9,499)
Change in prepaid expenses	4,630	5,205
Change in accounts payable, interest payable and accrued liabilities	81,698	60,353
Change in other assets and liabilities, net	(2,168)	6,519
Net cash provided by operating activities	507,467	656,893
Cash flows from investing activities:
Capital expenditures	(351,284)	(308,913)
Acquisitions	(4,978)	(17,876)
Proceeds from divestitures	326	6,204
Derivative settlements	4,099	972
Contingent consideration received	25,000	25,000
Distributions from investment in equity securities	2,432	2,343
Net cash used in investing activities	(324,405)	(292,270)
Cash flows from financing activities:
Proceeds from revolving credit facility	5,000	1,060,000
Principal payments on revolving credit facility	(5,000)	(1,445,000)
Repayment and discharge of senior notes	—	(401,432)
Issuance of senior notes	—	750,000
Deferred financing costs	—	(12,999)
Repurchases of common stock	(67,738)	(215,153)
Tax withholding on vesting of equity-based awards	(4,323)	(14,356)
Dividends paid	(74,184)	(86,464)
Payments on finance lease liabilities	(546)	(415)
Net cash used in financing activities	(146,791)	(365,819)
Increase (decrease) in cash and cash equivalents	36,271	(1,196)
Cash and cash equivalents:
Beginning of period	189,531	36,950
End of period	$225,802	$35,754

	Three Months Ended March 31,
	2026	2025

	(In thousands)

Supplemental non-cash transactions:
Change in accrued capital expenditures	$(7,872)	$46,208
Change in asset retirement obligations	1,486	540
Change in dividends payable	388	7,623

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2025 is derived from audited financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. Management has made certain estimates and assumptions that affect reported amounts in the unaudited condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”).
Risks and Uncertainties
As a producer of crude oil, NGL and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGL and natural gas, which are cyclical and dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. Energy markets experienced significant volatility during the first quarter of 2026, driven primarily by geopolitical tensions and the resulting disruptions to global oil supply. Following the escalation of conflict in the Middle East in late February, the NYMEX WTI spot price increased more than 50% by the end of the first quarter. Continued geopolitical tensions, uncertainty around OPEC+ production policy and the potential economic outcomes of tariff and trade policy decisions of the U.S. or other governments create difficulty in predicting future impacts to commodity prices, which could affect the Company’s financial position, results of operations, cash flows, capital and operating costs, and the quantities of crude oil, NGL and natural gas reserves that may be economically produced.
Out-of-Period Adjustment
During the three months ended March 31, 2026, the Company recorded an out-of-period tax benefit in the amount of $41.8 million. See Note 12—Income Taxes.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2025 Annual Report.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard amends the guidance for measuring expected credit losses on accounts receivable and contract assets. The amendments are intended to clarify the application of the current expected credit loss model to short-term receivables and contract assets, and to provide additional guidance on the use of historical loss information and forecasts in estimating expected credit losses. ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this ASU effective January 1, 2026, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Crude oil revenues	$996,296	$956,138
Purchased crude oil sales	510,597	103,872
NGL and natural gas revenues	154,293	147,287
Purchased natural gas sales	4,449	7,750
Total revenues	$1,665,635	$1,215,047

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these revenues during a reporting period and record any differences between the estimated revenues and actual revenues in the following reporting period. Differences between estimated revenues and actual revenues have historically not been significant. For the three months ended March 31, 2026 and 2025, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

3. Inventory
The Company’s inventory balances are comprised of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
Inventory
Equipment and materials	$57,579	$61,582
Crude oil inventory	42,639	54,131
Total inventory	100,218	115,713
Long-term inventory
Linefill in third-party pipelines	26,417	30,759
Total long-term inventory	26,417	30,759
Total	$126,635	$146,472
4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,128,597	$894,309
Joint interest accounts	238,025	233,919
Total accounts receivable	1,366,622	1,128,228
Less: allowance for credit losses	(14,076)	(11,543)
Total accounts receivable, net	$1,352,546	$1,116,685

Revenues and production taxes payable
Royalties payable and revenue suspense	$658,827	$583,475
Production taxes payable	57,267	34,783
Total revenues and production taxes payable	$716,094	$618,258

Accrued liabilities
Accrued oil and gas marketing	$220,525	$235,111
Accrued capital costs	252,409	260,280
Accrued lease operating expenses	114,210	121,306
Accrued general and administrative expenses	23,261	45,607
Current portion of asset retirement obligations	50,534	49,117
Accrued dividends	932	859
Other accrued liabilities	24,449	23,106
Total accrued liabilities	$686,320	$735,386

5. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO (see Note 11—Asset Retirement Obligations) and properties acquired in a business combination (See Note 8—Acquisitions) or upon impairment (see Note 7—Property, Plant and Equipment), at fair value on a non-recurring basis.
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at March 31, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$4,679	$—	$4,679
Investment in equity securities (see Note 9)	140,096	—	—	140,096
Total assets	$140,096	$4,679	$—	$144,775
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$164,570	$—	$164,570
Total liabilities	$—	$164,570	$—	$164,570

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$85,678	$—	$85,678
Investment in equity securities (see Note 9)	119,698	—	—	119,698
Total assets	$119,698	$85,678	$—	$205,376
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil and natural gas prices. The Company’s swaps, basis swaps and two-way and three-way collars are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company compares the valuation performed by the third-party preparer to counterparty valuation statements to assess the reasonableness of its valuation. The determination of the fair value also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The credit risk adjustments to the fair value of the Company’s net derivative assets and liabilities were not material for the periods presented. See Note 6—Derivative Instruments for additional information.

Investment in equity securities. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at March 31, 2026 and December 31, 2025, respectively. See Note 9—Investment in Equity Securities for additional information.
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
Business Combinations. The Company records the fair value of the oil and gas properties acquired using an income approach based on the net discounted future cash flows from the oil and gas properties and related assets acquired. The inputs utilized in the valuation of the oil and gas properties acquired included mostly unobservable inputs which fall within Level 3 of the fair value hierarchy. Such inputs included estimates of future oil and gas production from the properties’ reserve reports, commodity prices based on forward pricing assumptions (adjusted for basis differentials), operating and development costs, expected future development plans for the properties and the utilization of a discount rate based on a market-based weighted-average cost of capital. The Company also recorded ARO assumed in this acquisition at fair value. The inputs utilized in valuing the assumed ARO were mostly Level 3 unobservable inputs, including estimated economic lives of oil and natural gas wells as of the acquisition date, anticipated future plugging and abandonment costs and an appropriate credit-adjusted risk-free rate to discount such costs. This valuation technique was used in the following business combination:
•2025 Williston Basin Acquisition. On October 31, 2025, the Company completed the 2025 Williston Basin Acquisition (defined in Note 8—Acquisitions). The assets acquired and liabilities assumed were recorded at fair value as of October 31, 2025.
6. Derivative Instruments
Commodity derivative contracts. The Company utilizes derivative financial instruments to manage risks related to changes in commodity prices. The Company’s crude oil contracts settle monthly based on the average NYMEX WTI, while crude oil basis swaps settle monthly based on the average fixed differential between NYMEX WTI and the ICE BRENT index price. Natural gas contracts settle monthly based on the average NYMEX Henry Hub natural gas index price.
The Company utilizes derivative financial instruments including fixed-price swaps, two-way and three-way collars, and basis swaps to manage risks related to changes in commodity prices. The Company’s fixed-price swaps are designed to establish a fixed price for the volumes under contract. Two-way collars are designed to establish a minimum price (floor) and a maximum price (ceiling) for the volumes under contract. Three-way collars are designed to establish a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) for the volumes under contract. A basis swap transaction has an established fixed basis differential corresponding to two floating index prices. Depending on the difference of the two floating index prices in relation to the fixed basis differential, the Company either receives an amount from its counterparty, or pays an amount to its counterparty, equal to the difference multiplied by the volumes under contract. The Company may, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.

At March 31, 2026, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2026	Three-way collar	3,527,000	Bbls		$51.56	$65.58	$77.65
Crude oil	2026	Two-way collar	7,024,000	Bbls			$72.19	$81.92
Crude oil	2026	Fixed price swaps	5,491,000	Bbls	$69.54
Crude oil	2027	Three-way collar	5,870,500	Bbls		$49.07	$62.40	$75.46
Crude oil	2027	Two-way collar	816,000	Bbls			$60.00	$65.82
Crude oil	2027	Fixed price swaps	815,000	Bbls	$69.22
Crude oil	2028	Three-way collar	455,000	Bbls		$49.00	$61.00	$74.23
Natural gas	2026	Two-way collar	11,672,500	MMBtu			$3.78	$4.40
Natural gas	2026	Fixed price swaps	22,682,500	MMBtu	$3.95
Natural gas	2027	Two-way collar	4,525,000	MMBtu			$3.75	$4.18
Natural gas	2027	Fixed price swaps	10,000,000	MMBtu	$4.01
At March 31, 2026, the Company had the following outstanding crude oil basis swaps:

Index	Settlement Period	Volumes		Weighted Average Differential(1)

NYMEX WTI - ICE BRENT	2026	3,850,000	Bbls	$(5.62)
____________________
(1)The weighted average differential represents the average fixed differential to NYMEX WTI as stated in the related contracts, which is compared to the ICE BRENT index price. If NYMEX WTI combined with the fixed differential as stated in each contract is lower than the ICE BRENT index price at any settlement date, the Company receives the difference. Conversely, if NYMEX WTI combined with the fixed differential as stated in each contract is higher than the ICE BRENT index price, the Company pays the difference.
Subsequent to March 31, 2026, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Sub-Floor	Floor	Ceiling

Crude oil	2026	Three-way collar	368,000	Bbls	$62.50	$80.00	$100.71
Crude oil	2026	Two-way collar	276,000	Bbls		$73.33	$85.90
Crude oil	2027	Three-way collar	546,000	Bbls	$50.00	$70.82	$82.68
Contingent consideration. In connection with the Company’s 2021 divestiture of certain oil and gas properties, the Company was entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeded $60 per barrel for such year (the “Contingent Consideration”). In each of January 2024, 2025 and 2026, the Company received $25.0 million related to the 2023, 2024 and 2025 earn-out payments, respectively. There are no earn-out payments remaining as of March 31, 2026.
The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended March 31,
Derivative Instrument	Statements of Operations Location	2026	2025

		(In thousands)
Commodity derivatives	Net loss on derivative instruments	$(241,471)	$(20,961)
Contingent consideration	Net loss on derivative instruments(1)	—	680
____________________
(1)The change in the fair value of the 2025 Contingent Consideration was recorded in net loss on derivative instruments as a gain for the three months ended March 31, 2025.

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
The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		March 31, 2026
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$83,538	$(82,377)	$1,161
Commodity derivatives	Derivative instruments — non-current assets	33,297	(29,779)	3,518
Total derivatives assets		$116,835	$(112,156)	$4,679

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$236,743	$(82,377)	$154,366
Commodity derivatives	Derivative instruments — non-current liabilities	39,983	(29,779)	10,204
Total derivatives liabilities		$276,726	$(112,156)	$164,570

		December 31, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$93,850	$(16,538)	$77,312
Commodity derivatives	Derivative instruments — non-current assets	24,413	(16,047)	8,366
Total derivatives assets		$118,263	$(32,585)	$85,678

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$16,538	$(16,538)	$—
Commodity derivatives	Derivative instruments — non-current liabilities	16,047	(16,047)	—
Total derivatives liabilities		$32,585	$(32,585)	$—
7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment for the periods presented:

	March 31, 2026	December 31, 2025

	(In thousands)
Proved oil and gas properties	$14,481,569	$14,127,286
Less: Accumulated depletion	(3,918,296)	(3,541,219)
Proved oil and gas properties, net	10,563,273	10,586,067
Unproved oil and gas properties	723,994	721,682
Other property and equipment	60,508	60,395
Less: Accumulated depreciation	(32,455)	(31,615)
Other property and equipment, net	28,053	28,780
Total property, plant and equipment, net	$11,315,320	$11,336,529

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

9. Investment in Equity Securities
As of March 31, 2026 and December 31, 2025, the fair value of the Company’s investment in Energy Transfer was $140.1 million and $119.7 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in equity securities on the Condensed Consolidated Balance Sheet.
During the three months ended March 31, 2026, the Company recorded a net gain of $22.8 million on its investment in Energy Transfer, comprised of an unrealized gain for the change in fair value of the investment of $20.4 million and a realized gain for cash distributions received of $2.4 million. During the three months ended March 31, 2025, the Company recorded a net loss of $4.9 million on its investment in Energy Transfer, comprised of an unrealized loss for the change in the fair value of its investment of $7.3 million, partially offset by a realized gain for cash distributions received of $2.4 million.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
Senior secured revolving line of credit	$—	$—
2030 Senior Notes	750,000	750,000
2033 Senior Notes	750,000	750,000
Less: unamortized deferred financing costs	(19,531)	(20,419)
Total long-term debt, net	$1,480,469	$1,479,581
Senior secured revolving line of credit. The Company has a senior secured revolving credit facility (the “Credit Facility”) that matures on November 3, 2029. The Credit Facility’s borrowing base is subject to redetermination semi-annually, on or about April 1 and October 1. The most recent redetermination was completed in May 2026 and reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. The next redetermination is scheduled for October 2026.
At March 31, 2026, the Company had no borrowings outstanding and $32.6 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1,967.4 million. At December 31, 2025, the Company had no borrowings outstanding and $32.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1,967.2 million.
During the three months ended March 31, 2026, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.50%, and during the three months ended March 31, 2025, the weighted average interest rate was 6.42%. The Company was in compliance with the financial covenants under the Credit Facility at March 31, 2026. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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
2030 Senior Notes. On September 30, 2025, the Company issued in a private placement $750.0 million of 6.000% senior unsecured notes due October 1, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $739.6 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2026. The proceeds were used (i) to fund the 2025 Williston Basin Acquisition and to pay related costs and expenses, (ii) to pay fees and expenses associated with the offering of the 2030 Senior Notes and (iii) for general corporate purposes, including repayment of a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2030 Senior Notes, the Company recorded deferred financing costs of $10.4 million, which are amortized to interest expense on the Company’s Condensed Consolidated Statement of Operations over the term of the 2030 Senior Notes. As of March 31, 2026, the fair value of the 2030 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $760.0 million.

2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year, which began on September 15, 2025. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.6 million, which are amortized to interest expense on the Company’s Condensed Consolidated Statement of Operations over the term of the 2033 Senior Notes. As of March 31, 2026, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $774.3 million.
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
2026 Senior Notes. At December 31, 2024, the Company had $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “2026 Senior Notes”). Concurrent with the issuance of the 2033 Senior Notes on March 13, 2025, the purchase and satisfaction and discharge of the 2026 Senior Notes resulted in a loss on debt extinguishment of $3.5 million, primarily including the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes totaling $1.1 million.
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2026:

(In thousands)

Balance at December 31, 2025	$481,919
Liabilities incurred during period	1,486
Liabilities settled during period	(9,833)
Accretion expense during period	5,735
Balance at March 31, 2026	$479,307
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At March 31, 2026, the current portion of the total ARO balance was $50.5 million, and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
12. Income Taxes
The Company’s effective tax rate was (15.2)% for the three months ended March 31, 2026 as compared to an effective tax rate of 25.0% for the three months ended March 31, 2025.
The effective tax rate for the three months ended March 31, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on the Company’s deferred taxes on unremitted earnings. As a result, the Company recognized an additional income tax benefit of $41.8 million during the three months ended March 31, 2026, with a corresponding decrease to deferred tax liabilities. The Company determined that this misstatement was not material to any of its previously issued financial statements nor is it expected to be material to the results for the full year ending December 31, 2026.
The effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings.
The Company paid income taxes of $21.0 million and $33.9 million during the three months ended March 31, 2026 and 2025, respectively.

13. Equity-Based Compensation
The Company has granted RSUs, PSUs, and MSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. The Company recognized $8.0 million and $6.9 million in equity-based compensation expenses related to equity-classified awards during the three months ended March 31, 2026 and 2025, respectively. Equity-based compensation expenses related to liability-classified awards were $3.5 million for the three months ended March 31, 2026 and not material for the three months ended March 31, 2025.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year or three-year period (as applicable) and are subject to a service condition. During the three months ended March 31, 2026, the Company granted 268,825 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $95.53 per share.
Market stock units. During the three months ended March 31, 2026, the Company granted Market Stock Units (“MSUs”), which are eligible to vest and become earned at the end of the three-year performance period, which begins on January 1 of the initial grant year and ends on December 31 of the third year, subject to the level of achievement with respect to certain performance goals.
The MSUs are subject to time-based service requirements and market conditions based on the total stockholder return (“TSR”) achieved by the Company during the performance period. Depending on the Company’s TSR, award recipients may earn between 0% and 200% of the number of MSUs originally granted. Any earned MSUs will be settled in shares of the Company’s common stock.
During the three months ended March 31, 2026, the Company granted 24,131 MSUs to certain employees of the Company with a weighted average grant date fair value of $128.29 per share.
Performance share units. During the three months ended March 31, 2026, the Company granted PSUs that include (i) TSR PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the three-year performance period which begins on January 1 of the initial grant year and ends on December 31 of the third year.
The Absolute TSR PSUs are subject to time-based service requirements and market conditions based on the TSR achieved by the Company during the performance period. Depending on the Company’s TSR, award recipients may earn between 0% and 200% of the target number of Absolute TSR PSUs originally granted.
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
During the three months ended March 31, 2026, the Company granted (i) 30,299 Absolute TSR PSUs to certain employees of the Company with a weighted average grant date fair value of $101.14 per share and (ii) 90,912 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $114.53 per share.
Fair value assumptions. The aggregate grant date fair value of the PSUs and MSUs were determined by a third-party valuation specialist using a Monte Carlo simulation model which uses a probabilistic approach for estimating the fair value of the awards. The key valuation inputs were: (i) the forecast period, (ii) risk-free interest rate, (iii) the yield curve associated with the Company’s credit rating, (iv) implied equity volatility, (v) stock price on the date of grant and (vi) solely for Relative TSR PSUs, correlation coefficient. The risk-free interest rates are the U.S. Treasury bond rates on the date of grant that correspond to the performance period. Implied equity volatility is derived by solving for an asset volatility and equity volatility based on the leverage of the Company and each of its peers. For the Relative TSR PSUs, the correlation coefficient measures the strength of the linear relationship between and amongst the Company and its peers based on historical stock price data.

The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs and MSUs granted during the three months ended March 31, 2026:

	Absolute and Relative TSR PSUs	Absolute TSR MSUs
Forecast period (years)	3	3
Risk-free interest rate	3.7%	3.7%
Implied equity volatility	33%	33%
Stock price on date of grant	$95.53	$95.53
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the three months ended March 31, 2026, the Company granted 21,918 phantom unit awards to employees with a weighted average grant date fair value of $95.53 per share.
14. Stockholders’ Equity
Dividends
The following table summarizes the Company’s dividends declared for the three months ended March 31, 2026 and 2025:

	Base Dividend Rate per Share	Total Dividends Declared

	(In thousands, except per share data)
Q1 2026	$1.30	$74,571
Q1 2025	1.30	77,429
Total dividends declared in the table above include $1.0 million and $0.8 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three months ended March 31, 2026 and 2025.
On May 5, 2026, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on June 5, 2026 to shareholders of record as of May 20, 2026.
Share Repurchase Program
In August 2025, the Board of Directors authorized a share repurchase program of up to $1.0 billion of the Company’s common stock, which replaced the Company’s previous share repurchase programs. The Company has repurchased, and may repurchase in the future, shares pursuant to a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934, as amended, which permits the Company to repurchase shares at times that may otherwise be prohibited under its insider trading policy. The share repurchase program does not require the Company to make purchases within a particular time frame.
During the three months ended March 31, 2026, the Company repurchased 559,064 shares of common stock at a weighted average price of $126.53 per common share for a total cost of $70.7 million, excluding accrued excise tax of $0.6 million. As of March 31, 2026, there was $881.4 million of capacity remaining under the Company’s $1.0 billion share repurchase program.
During the three months ended March 31, 2025, the Company repurchased 1,994,496 shares of common stock at a weighted average price of $108.54 per common share for a total cost of $216.5 million, under its previous share repurchase programs.

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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,

	2026	2025

	(In thousands, except per share data)
Net income	$108,608	$219,837
Distributed and undistributed earnings allocated to participating securities	(842)	(1,229)
Net income attributable to common stockholders (basic)	107,766	218,608
Reallocation of distributed and undistributed earnings allocated to participating securities	—	2
Net income attributable to common stockholders (diluted)	$107,766	$218,610

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	56,717	59,502
Dilutive effect of share-based awards	57	163
Diluted weighted average common shares outstanding	56,774	59,665

Basic earnings per share	$1.90	$3.67
Diluted earnings per share	$1.90	$3.66

Anti-dilutive weighted average common shares:
Potential common shares	204	892

For the three months ended March 31, 2026, the diluted earnings per share calculation excludes the impact of unvested share-based awards that were anti-dilutive. For the three months ended March 31, 2025, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive. There were no remaining warrants as of March 31, 2026, as all previously outstanding warrants expired on September 1, 2025.
16. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of March 31, 2026. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of March 31, 2026, the Company’s material off-balance sheet arrangements and transactions include $32.6 million in outstanding letters of credit issued under the Credit Facility and $114.8 million in net surety bond exposure issued as financial assurance on certain agreements.
Volume commitment agreements. As of March 31, 2026, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 76.7 MMBbl of crude oil, 10.0 MMBbl of NGL, 302.1 Bcf of natural gas and 12.0 MMBbl of water within specified timeframes.

As of March 31, 2026, the estimable future commitments under these volume commitment agreements are as follows:

(In thousands)
2027	$130,420
2028	117,153
2029	86,560
2030	59,632
2031	57,165
Thereafter	136,359
$587,289
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
As of March 31, 2026, there have been no material changes to the Company’s contingencies disclosed in Note 20—Commitments and Contingencies in the 2025 Annual Report.
17. Leases
No material changes have occurred to the Company’s lease portfolio for the periods presented in this Quarterly Report on Form 10-Q. Refer to the 2025 Annual Report for more information on the Company’s leases.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”), as well as the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding, but not limited to, our strategic tactics, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” “plans” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and detailed under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.
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
•war between Russia and Ukraine, military conflicts in the Red Sea Region, Iran, and the wider Middle East and their effect on commodity prices;
•changes or uncertainty in general economic and geopolitical conditions;
•inflation rates and the impact of associated monetary policy responses, including fluctuating interest rates;
•logistical challenges and supply chain disruptions, including as a result of conflicts;
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
•counterparty credit risk;
•incurring environmental liabilities;
•developments in the global economy and resulting demand and supply for crude oil, NGL and natural gas;
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
•plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical; and
•certain factors discussed elsewhere in this Quarterly Report on Form 10-Q, in our 2025 Annual Report and in our other filings with the SEC.
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

Overview
Chord Energy Corporation, a Delaware corporation (together with its consolidated subsidiaries, the “Company,” “Chord,” “we,” “us,” or “our”), is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin with limited non-operated interests in the Marcellus Shale. Our mission is to responsibly produce hydrocarbons while exercising capital discipline, operating efficiently, improving continuously and providing a fun and rewarding environment for our employees. We are ideally positioned to generate strong free cash flow and enhance return of capital, while being responsible stewards of the communities and environment where we operate.
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Energy markets experienced significant volatility during the first quarter of 2026, driven primarily by geopolitical tensions and the resulting disruptions to global oil supply. Following the escalation of conflict in the Middle East in late February, the NYMEX WTI spot price increased more than 50% by the end of the first quarter. Continued geopolitical tensions, uncertainty around OPEC+ production policy and the potential economic outcomes of tariff and trade policy decisions of the U.S. or other governments create difficulty in predicting future impacts to commodity prices, which could affect our financial position, results of operations, cash flows, capital and operating costs, and the quantities of crude oil, NGL and natural gas reserves that may be economically produced.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of March 31, 2026, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and, to a lesser extent, rail markets in order to optimize price realizations. Expansions of both pipeline and rail facilities in the Williston Basin has reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.
In an effort to reduce inflationary pressures that emerged in the broader economy, central banks have in the past raised interest rates. Although U.S. inflation rates have shown signs of moderating, higher interest rates generally reduce economic activity levels, which have and could in the future again result in lower commodity prices due to reduced demand for crude oil, NGL and natural gas. To the extent we and our relevant markets experience high inflation, we may see cost increases in our operations, including increases in equipment and labor costs, and as a result our revenues, estimates of future reserves, borrowing base calculations and impairment assessments could be negatively impacted.

Results of Operations
Operational and Financial Highlights
•Production volumes averaged 275,615 Boepd (57% oil), including average daily crude oil volumes of 158,027 Bopd in the first quarter of 2026.
•Capital expenditures (excluding capitalized interest) were $344.9 million in the first quarter of 2026.
•Lease operating expenses (“LOE”) were $9.87 per Boe in the first quarter of 2026.
•Net cash provided by operating activities was $507.5 million and net income was $108.6 million for the first quarter of 2026.
Shareholder Return Highlights
•Paid $1.30 per share base cash dividend on March 27, 2026.
•Repurchased $70.7 million of common stock (excluding accrued excise taxes) in the first quarter of 2026.
•Declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on June 5, 2026 to shareholders of record as of May 20, 2026.
Net Income
We had net income of $108.6 million for the three months ended March 31, 2026, which decreased 51% as compared to $219.8 million for the three months ended March 31, 2025, primarily due to an unrealized loss on our commodity derivative contracts driven by an upward shift in the crude oil futures curve. Additional impacts on net income from increases and decreases in certain revenues and expenses are further explained below.
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

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended March 31, 2026	Three Months Ended December 31, 2025	Three Months Ended March 31, 2025
Revenues (in thousands)
Crude oil revenues	$996,296	$801,016	$956,138
NGL revenues	38,222	23,541	61,345
Natural gas revenues	116,071	52,046	85,942
Purchased oil and gas sales	515,046	292,836	111,622
Total revenues	$1,665,635	$1,169,439	$1,215,047
Production data
Crude oil (MBbls)	14,222	14,078	13,835
NGL (MBbls)	4,413	4,825	4,325
Natural gas (MMcf)(1)	37,023	37,187	37,303
Oil equivalents (MBoe)	24,805	25,101	24,377
Average daily production (Boepd)	275,615	272,840	270,855
Average daily crude oil production (Bopd)	158,027	153,026	153,720
Average sales prices
Crude oil (per Bbl)
Average sales price	$70.05	$56.90	$69.11
Effect of derivative settlements(2)	(0.48)	1.72	(0.03)
Average realized price after the effect of derivative settlements(2)	$69.57	$58.62	$69.08
NGL (per Bbl)
Average sales price	$8.66	$4.88	$14.18
Effect of derivative settlements(2)	—	—	—
Average realized price after the effect of derivative settlements(2)	$8.66	$4.88	$14.18
Natural gas (per Mcf)
Average sales price(1)	$3.14	$1.40	$2.30
Effect of derivative settlements(2)	(0.32)	0.16	0.01
Average realized price after the effect of derivative settlements(1)(2)	$2.82	$1.56	$2.31
____________________
(1)For the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, natural gas production volume from the Marcellus Shale was 11,745 MMcf, 10,950 MMcf and MMcf 11,563, respectively. The related realized natural gas price prior to the effect of derivative settlements was $6.40 per Mcf, $3.19 per Mcf and $4.71 per Mcf for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended March 31, 2026 as compared to three months ended December 31, 2025
Crude oil revenues. Our crude oil revenues increased $195.3 million to $996.3 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily due to higher crude oil realized prices quarter over quarter resulting in a $185.2 million increase, coupled with an increase of $10.1 million due to higher crude oil production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $13.15 per barrel quarter over quarter to an average of $70.05 per barrel for the three months ended March 31, 2026 primarily due to an increase in NYMEX WTI.

NGL revenues. Our NGL revenues increased $14.7 million to $38.2 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily due to higher realized NGL prices quarter over quarter resulting in a $18.3 million increase, partially offset by a decrease of $3.6 million due to lower NGL production volumes sold quarter over quarter. Average NGL sales prices, without derivative settlements, increased by $3.78 per barrel quarter over quarter to an average of $8.66 per barrel for the three months ended March 31, 2026 primarily due to increases in the corresponding NGL product index prices for butane and pentane.
Natural gas revenues. Our natural gas revenues increased $64.0 million to $116.1 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily due to higher natural gas realized prices quarter over quarter resulting in a $64.5 million increase, partially offset by a decrease of $0.5 million due to lower natural gas production volumes sold quarter over quarter. Average natural gas sales prices, without derivative settlements, increased by $1.74 per Mcf quarter over quarter to $3.14 per Mcf for the three months ended March 31, 2026 primarily due to the seasonality of colder weather resulting in higher index prices quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales increased $222.2 million to $515.0 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold quarter over quarter, coupled with increased crude oil prices over the same period.
Three months ended March 31, 2026 as compared to three months ended March 31, 2025
Crude oil revenues. Our crude oil revenues increased $40.2 million to $996.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher crude oil production volumes sold period over period resulting in a $27.1 million increase, coupled with an increase of $13.1 million due to higher crude oil realized prices period over period. Average crude oil sales prices, without derivative settlements, increased by $0.94 per barrel period over period to an average of $70.05 per barrel for the three months ended March 31, 2026 primarily due to an increase in NYMEX WTI.
NGL revenues. Our NGL revenues decreased $23.1 million to $38.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily due to lower realized NGL prices period over period resulting in a $23.9 million decrease, partially offset by an increase of $0.8 million due to higher NGL production volumes sold period over period. Average NGL sales prices, without derivative settlements, decreased by $5.52 per barrel period over period to an average of $8.66 per barrel for the three months ended March 31, 2026 primarily due to decreases in the corresponding NGL product index prices.
Natural gas revenues. Our natural gas revenues increased $30.1 million to $116.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher natural gas realized prices period over period resulting in a $31.0 million increase, partially offset by a decrease of $0.9 million due to lower natural gas production volumes sold period over period. Average natural gas sales prices, without derivative settlements, increased by $0.84 per Mcf period over period to $3.14 per Mcf for the three months ended March 31, 2026 primarily due to increases in the corresponding natural gas index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales increased $403.4 million to $515.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold period over period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended March 31, 2026	Three Months Ended December 31, 2025	Three Months Ended March 31, 2025

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$244,909	$243,966	$233,074
Gathering, processing and transportation expenses	67,018	70,451	73,314
Purchased oil and gas expenses	509,832	291,068	111,368
Production taxes	86,711	68,764	74,642
Depreciation, depletion and amortization	384,215	368,446	349,809
General and administrative expenses	37,508	33,516	38,377
Exploration and impairment	2,563	5,454	1,983
Total operating expenses	1,332,756	1,081,665	882,567
Gain on sale of assets, net	343	4,083	5,516
Operating income	333,222	91,857	337,996
Other income (expense)
Net gain (loss) on derivative instruments	(241,471)	44,944	(20,281)
Net gain (loss) from investment in equity securities	22,829	(2,450)	(4,900)
Interest expense, net of capitalized interest	(26,596)	(26,826)	(15,818)
Loss on debt extinguishment	—	—	(3,494)
Other income (expense), net	6,329	8,350	(501)
Total other income (expense), net	(238,909)	24,018	(44,994)
Income before income taxes	94,313	115,875	293,002
Income tax benefit (expense)	14,295	(31,459)	(73,165)
Net income	$108,608	$84,416	$219,837
Costs and expenses (per Boe of production)
Lease operating expenses	$9.87	$9.72	$9.56
Gathering, processing and transportation expenses	2.70	2.81	3.01
Production taxes	3.50	2.74	3.06
Three months ended March 31, 2026 as compared to three months ended December 31, 2025
Lease operating expenses. LOE increased $0.9 million to $244.9 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily due to higher workover activity and costs of $7.2 million and an increase in operating costs from our non-operated assets of $1.2 million, partially offset by lower fixed costs of $4.8 million and lower water costs of $3.5 million quarter over quarter. The same factors contributed to an increase in LOE per BOE, which increased $0.15 per Boe quarter over quarter to $9.87 per Boe for the three months ended March 31, 2026.
Gathering, processing and transportation expenses. GPT expenses decreased $3.4 million to $67.0 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The decrease was primarily due to a decrease in NGL and natural gas production volumes of $3.0 million quarter over quarter. GPT expenses decreased $0.11 per Boe quarter over quarter to $2.70 per Boe for the three months ended March 31, 2026 primarily due to lower NGL and natural gas production volumes.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $218.8 million to $509.8 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily due to an increase in the volume of crude oil purchased quarter over quarter at increased crude oil prices over the same period.

Production taxes. Production taxes increased $17.9 million to $86.7 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 primarily due to higher crude oil revenues quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas revenues of 7.5% for the three months ended March 31, 2026 decreased from 7.8% for the three months ended December 31, 2025 primarily due to natural gas comprising a larger percentage of total sales relative to the prior quarter due to higher natural gas realized prices, while total natural gas production volumes, which drive production taxes on natural gas, remained relatively flat.
Depreciation, depletion and amortization. DD&A expense increased $15.8 million to $384.2 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily driven by $24.0 million related to a higher depletion rate quarter over quarter, offset by a decrease in plugging and abandonment expenses of $5.8 million. The depletion rate increased $1.03 per Boe quarter over quarter to $15.20 per Boe for the three months ended March 31, 2026 primarily due to a decrease in proved developed reserves quarter over quarter.
General and administrative expenses. G&A expenses increased $4.0 million to $37.5 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The increase was primarily attributable to an increase in equity-based compensation costs of $4.8 million due to the impact of our stock price on the fair value of our liability-based awards coupled with new award grants during the current quarter and an increase of $3.6 million due to higher current expected credit losses. These increases were partially offset by a decrease of $4.4 million primarily attributable to various cost savings related to other G&A expenses quarter over quarter.
Derivative instruments. We recorded a $241.5 million net loss on derivative instruments for the three months ended March 31, 2026, which included an unrealized loss of $223.0 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices, coupled with a realized loss on settled commodity derivative contracts of $18.5 million. During the three months ended December 31, 2025, we recorded a $44.9 million net gain on derivative instruments, which was comprised of a net gain of $19.9 million associated with our commodity derivative contracts, coupled with a gain of $25.0 million associated with a contract that included contingent consideration. The net gain of $19.9 million on commodity derivative contracts included a realized gain of $30.2 million on settled commodity derivative contracts, partially offset by an unrealized loss of $10.3 million related to the change in fair value of our commodity derivative contracts.
Investment in equity securities. We recorded a $22.8 million net gain related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended March 31, 2026, which included an unrealized gain of $20.4 million as a result of an increase in the fair value of the investment during the quarter, coupled with a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter. During the three months ended December 31, 2025, we recorded a $2.5 million net loss related to our investment in Energy Transfer, which included an unrealized loss of $4.9 million as a result of a decrease in the fair value of the investment during the quarter, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter.
Income tax benefit (expense). Our effective tax rate was recorded at (15.2)% of pre-tax income for the three months ended March 31, 2026 and 27.1% of pre-tax income for the three months ended December 31, 2025. The effective tax rate for the three months ended March 31, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on our deferred taxes on unremitted earnings. As a result, we recognized an additional income tax benefit of $41.8 million during the three months ended March 31, 2026, with a corresponding decrease to deferred tax liabilities. The effective tax rate for the three months ended December 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of state income tax and return to provision adjustments resulting from filing our tax returns during the quarter.
Three months ended March 31, 2026 as compared to three months ended March 31, 2025
Lease operating expenses. LOE increased $11.8 million to $244.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to increased activity and operating costs from our non-operated assets of $14.6 million, higher workover costs of $4.6 million and higher variable costs of $1.9 million, partially offset by decreased fixed costs of $9.4 million period over period. The same factors contributed to an increase in LOE per Boe, which increased $0.31 per Boe period over period to $9.87 per Boe for the three months ended March 31, 2026.
Gathering, processing and transportation expenses. GPT expenses decreased $6.3 million to $67.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily due to lower NGL and natural gas gathering and processing fees of $7.6 million and lower crude oil transportation fees of $1.9 million, partially offset by an increase in crude oil and NGL production volumes of $3.5 million period over period. GPT expenses decreased $0.31 per Boe period over period to $2.70 per Boe for the three months ended March 31, 2026 primarily due to lower gathering, processing and transportation fees.

Purchased oil and gas expenses. Purchased oil and gas expenses increased $398.5 million to $509.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to an increase in the volume of crude oil purchased period over period.
Production taxes. Production taxes increased $12.1 million to $86.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to higher crude oil revenues period over period, partially offset by a $10.9 million decrease in non-recurring refunds period over period related to certain North Dakota wells receiving an extraction tax exemption. The production tax rate as a percentage of crude oil, NGL and natural gas revenues increased from 6.8% for the three months ended March 31, 2025 to 7.5% for the three months ended March 31, 2026 primarily due to increased crude oil revenues and fewer wells qualifying for the extraction tax exemption relative to the prior period.
Depreciation, depletion and amortization. DD&A expense increased $34.4 million to $384.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily due to $24.3 million of additional depletion expense due to a higher depletion rate period over period, coupled with $9.3 million of additional DD&A expense related to an overall increase in production volumes. The depletion rate increased $1.11 per Boe period over period to $15.20 per Boe for the three months ended March 31, 2026 primarily due to a decrease in proved developed reserves period over period.
General and administrative expenses. G&A expenses decreased $0.9 million to $37.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in merger-related costs of $5.1 million, lower employee compensation expenses of $2.5 million and a decrease of $1.7 million primarily attributable to various cost savings related to other G&A expenses, partially offset by an increase of $4.5 million due to higher current expected credit losses and an increase in equity-based compensation costs of $4.0 million period over period.
Derivative instruments. During the three months ended March 31, 2026, we recorded a $241.5 million net loss on derivative instruments, which included an unrealized loss of $223.0 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices, coupled with a realized loss of $18.5 million on settled commodity derivative contracts. During the three months ended March 31, 2025, we recorded a $20.3 million net loss on derivative instruments, which was comprised of a net loss of $21.0 million associated with our commodity derivative contracts and an unrealized gain of $0.7 million associated with a contract that included contingent consideration. The net loss of $21.0 million on commodity derivative contracts included an unrealized loss of $20.7 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the crude oil and natural gas futures curves, coupled with a realized loss of $0.3 million on settled commodity derivative contracts.
Investment in equity securities. We recorded a $22.8 million net gain related to our investment in Energy Transfer for the three months ended March 31, 2026, which included an unrealized gain of $20.4 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $2.4 million for a cash distribution from Energy Transfer during the period. During the three months ended March 31, 2025, we recorded a net loss of $4.9 million related to our investment in Energy Transfer, which included an unrealized loss of $7.3 million as a result of a decrease in the fair value of the investment during the period, partially offset by a gain of $2.4 million for a cash distribution from Energy Transfer during the period.
Interest expense, net of capitalized interest. Interest expense increased $10.8 million to $26.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is primarily due to additional interest expense period over period on our senior unsecured notes of $23.5 million as a result of the issuance of the 2033 Senior Notes (defined below) and the 2030 Senior Notes (defined below) during 2025. This increase was partially offset by a $7.7 million decrease resulting from the repayment of the 2026 Senior Notes (defined below) during March 2025 and a $5.0 million decrease in interest expense on the Credit Facility (defined below) period over period. For the three months ended March 31, 2026, the weighted average borrowings outstanding under the Credit Facility were $0.2 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.5%. During the three months ended March 31, 2025, the weighted average borrowings outstanding under the Credit Facility were $383.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.4%.
Loss on debt extinguishment. On March 13, 2025, we paid an aggregate of $409.1 million to purchase and satisfy and discharge $400.0 million of 6.375% senior unsecured notes outstanding due June 1, 2026 (the “2026 Senior Notes”), resulting in a loss on debt extinguishment of $3.5 million for the three months ended March 31, 2025. The loss primarily included the write-off of unamortized debt issuance costs of $2.1 million and a premium paid to redeem a portion of the 2026 Senior Notes of $1.1 million.

Income tax benefit (expense). Our effective tax rate was recorded at (15.2)% and 25.0% of pre-tax income for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate for the three months ended March 31, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on our deferred taxes on unremitted earnings. As a result, we recognized an additional income tax benefit of $41.8 million during the three months ended March 31, 2026, with a corresponding decrease to deferred tax liabilities. The effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of state income taxes and deferred taxes on unremitted earnings.
Liquidity and Capital Resources
As of March 31, 2026, we had $2,193.2 million of liquidity available, including $1,967.4 million of aggregate unused borrowing capacity available under the Credit Facility (defined below) and $225.8 million in cash and cash equivalents. During the three months ended March 31, 2026, our primary sources of liquidity were from cash flows from operations, available borrowing capacity under the Credit Facility, and cash on hand. During the same period, our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, share repurchases, and working capital requirements.
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
Capital availability is affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of sustainability matters and other factors, many of which are beyond our control. The U.S. Federal Reserve has stabilized interest rates, however the potential for such rates to decrease or increase creates additional economic uncertainty. Although we are unable to predict future interest rates, this disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
Commodity derivative contracts. We actively manage our exposure to commodity price fluctuations by executing derivative transactions to mitigate the impact of changes in crude oil, NGL and natural gas prices on our production, which mitigates our exposure to crude oil, NGL and natural gas price declines; however, these transactions may also limit our cash flow in periods of rising crude oil, NGL and natural gas prices. See Note 6—Derivative Instruments and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Commitments. We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGL, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $587.3 million as of March 31, 2026. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGL and natural gas from third parties to satisfy our minimum volume commitments. See “Item 1. Financial Statements (Unaudited)—Note 16—Commitments and Contingencies” and “Item 8. Financial Statements and Supplementary Data—Note 20—Commitments and Contingencies” in our 2025 Annual Report for additional information on our volume delivery commitments.
Long-term debt
Our long-term debt consists of a senior secured revolving line of credit that is generally used to support our working capital requirements, $750.0 million of 6.000% senior unsecured notes and $750.0 million of 6.750% senior unsecured notes.
Senior secured revolving line of credit. As of March 31, 2026, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.75 billion and an aggregate amount of elected commitments of $2.0 billion that is due November 3, 2029. We had no net borrowings outstanding and $32.6 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $1,967.4 million as of March 31, 2026. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. The semi-annual redetermination of our borrowing base was completed in May 2026, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. The next redetermination is scheduled for October 2026.
For the three months ended March 31, 2026, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.50% compared to 6.42% for the three months ended March 31, 2025.
We were in compliance with the financial covenants in the Credit Facility at March 31, 2026. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
Senior unsecured notes. As of March 31, 2026, we had $750.0 million of 6.000% senior unsecured notes (the “2030 Senior Notes”) that mature on October 1, 2030 and $750.0 million of 6.750% senior unsecured notes (the “2033 Senior Notes”) that mature on March 15, 2033. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, and interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
Cash Flows
Our cash flows for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$507,467	$656,893
Net cash used in investing activities	(324,405)	(292,270)
Net cash used in financing activities	(146,791)	(365,819)
Increase (decrease) in cash and cash equivalents	$36,271	$(1,196)
Cash flows provided by operating activities
Our net cash flows provided by operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $507.5 million for the three months ended March 31, 2026. The decrease in net cash provided by operating activities of $149.4 million as compared to the three months ended March 31, 2025 was primarily due to a decrease in our working capital, decrease in NGL revenues primarily due to lower NGL realized prices, increase in production taxes primarily driven by increased crude oil sales and increase in LOE, partially offset by increases in crude oil and natural gas revenues. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) decreased net cash flows from operating activities by $165.7 million during the three months ended March 31, 2026 and increased net cash flows from operating activities by $37.2 million during the three months ended March 31, 2025. Changes in working capital associated with our capital expenditure activities and settlements of outstanding commodity derivative instruments impact our cash flows from investing activities.

The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1,967.4 million at March 31, 2026, and excludes current hedge assets, which were $1.2 million at March 31, 2026. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, of which there were $154.4 million at March 31, 2026.
Cash flows used in investing activities
For the three months ended March 31, 2026, net cash used in investing activities of $324.4 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $351.3 million and acquisitions and leasehold costs of $5.0 million, partially offset by the receipt of the 2025 contingent consideration earn-out payment of $25.0 million. For the three months ended March 31, 2025, net cash used in investing activities of $292.3 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $308.9 million and $17.9 million paid primarily for acreage in the Williston Basin, partially offset by the receipt of the 2024 contingent consideration earn-out payment of $25.0 million.
Cash flows used in financing activities
For the three months ended March 31, 2026, the net cash used in financing activities of $146.8 million was primarily attributable to dividends paid to shareholders of $74.2 million, payments to repurchase our common stock of $67.7 million, and payments for income tax withholdings on vested equity-based compensation awards of $4.3 million. For the three months ended March 31, 2025, net cash used in financing activities of $365.8 million was primarily attributable to repayments of the 2026 Senior Notes totaling $401.4 million, repayments under the Credit Facility of $1,445.0 million, partially offset by borrowings of $1,060.0 million, resulting in net repayments under the Credit Facility of $385.0 million, payments to repurchase our common stock of $215.2 million, dividends paid to shareholders of $86.5 million, payments for income tax withholdings on vested equity-based compensation awards of $14.4 million and payment of debt issuance costs of $13.0 million made primarily in connection with the issuance of the 2033 Senior Notes. These uses of cash were partially offset by proceeds from the issuance of the 2033 Senior Notes of $750.0 million.
Capital Expenditures
Our capital expenditures are summarized in the following table for the period presented:

Three Months Ended
March 31, 2026
(In thousands)
E&P(1)	$330,571
Midstream	14,203
Other(2)	113
Capitalized interest	933
Total capital expenditures(3)	$345,820
__________________
(1)E&P capital expenditures include approximately $3.0 million of non-operated capital expenditures related to certain non-operated divested assets that were reimbursable for the three months ended March 31, 2026.
(2)Other capital expenditures include items such as corporate and administrative capital.
(3)Total capital expenditures reflected in the table above differ from the amounts for capital expenditures shown in the statements of cash flows in our condensed consolidated financial statements because amounts reflected in the table above include changes in accrued liabilities from the previous reporting period for capital expenditures, while the amounts presented in the statements of cash flows are presented on a cash basis.
Acquisitions
Acquisitions and leasehold costs were $5.0 million for the three months ended March 31, 2026.
Dividends
On May 5, 2026, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on June 5, 2026 to shareholders of record as of May 20, 2026. See “Item 1. Financial Statements (Unaudited)—Note 14—Stockholders’ Equity” for additional information.

See “Part I. Item 1.—Business—Business Strategy” in our 2025 Annual Report for additional information regarding our strategy on future dividend payments. Future dividend payments will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant.
Share Repurchase Program
During the three months ended March 31, 2026, we repurchased 559,064 shares of common stock at a weighted average price of $126.53 per common share for a total cost of $70.7 million under our $1.0 billion share repurchase program authorized by our Board of Directors in August 2025. As of March 31, 2026, there was $881.4 million of capacity remaining under this share repurchase program.
During the three months ended March 31, 2025, we repurchased 1,994,496 shares of common stock under a previous share repurchase program at a weighted average price of $108.54 per common share for a total cost of $216.5 million.
Fair Value of Financial Instruments
See “Item 1. Financial Statements (Unaudited)—Note 5—Fair Value Measurements” for additional information on our derivative instruments and their related fair value measurements. See also “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2025 Annual Report.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, including commodity price risk, interest rate risk, counterparty and customer risk and inflation risk. We address these risks through a program of risk management, including the use of derivative instruments.
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in crude oil, NGL and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk derivative instruments were entered into for hedging purposes, rather than for speculative trading. The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2025 Annual Report, as well as with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Commodity price exposure risk. We are exposed to market risk as the prices of crude oil, NGL and natural gas fluctuate as a result of a variety of factors, including changes in supply and demand and the macroeconomic environment, all of which are typically beyond our control. The markets for crude oil, NGL and natural gas have been volatile over the last several years, with heightened volatility over the past year, and these prices will likely continue to be volatile in the future. To partially reduce price risk caused by these market fluctuations, we have entered into derivative instruments in the past and expect to enter into derivative instruments in the future to cover a portion of our future production. In addition, entering into derivative instruments could limit the benefit we would receive from increases in the prices for crude oil, NGL and natural gas. We recognize all derivative instruments at fair value. The credit standing of our counterparties is analyzed and factored into the fair value amounts recognized on our unaudited condensed consolidated balance sheets. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are also reported on a net basis, as all counterparty contracts provide for net settlement. See “Item 1. Financial Statements (Unaudited)—Note 5—Fair Value Measurements” and “Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
The fair value of our unrealized crude oil derivative positions at March 31, 2026 was a net liability position of $169.8 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $153.1 million, while a 10% decrease in crude oil prices would reduce the fair value of this unrealized derivative liability position by approximately $147.5 million. The fair value of our unrealized natural gas derivative positions at March 31, 2026 was a net asset position of $23.0 million. A 10% increase in natural gas prices would reduce the fair value of this unrealized derivative asset position by approximately $18.0 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $11.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.

Interest rate risk. At March 31, 2026, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.000% per annum and $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum. At March 31, 2026, we had no borrowings and $32.6 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). As of March 31, 2026, there were no borrowings outstanding under our Credit Facility; therefore, a 100-basis point increase in interest rates would have no impact on our annual interest expense. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the three months ended March 31, 2026, our credit losses on joint interest receivables were $2.5 million. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the information in “Part I. Item 1A. Risk Factors” in our 2025 Annual Report. There have been no material changes in our risk factors from those described in our 2025 Annual Report.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of equity securities. There were no sales of unregistered equity securities during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended March 31, 2026:

Period	Total Number of Shares Exchanged or Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)
January 1 – January 31, 2026	24,068	$94.76	—	$952,169,220
February 1 – February 28, 2026	47,090	105.73	28,027	949,169,851
March 1 – March 31, 2026	531,597	127.54	531,037	881,431,900
Total	602,755	$124.53	559,064
___________________
(1)During the first quarter of 2026, we withheld 43,691 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)In August 2025, our Board of Directors authorized a new share repurchase program covering up to $1.0 billion of common stock. During the first quarter of 2026, we repurchased 559,064 shares of our common stock at a weighted average price of $126.53 per common share for a total cost of $70.7 million, excluding accrued excise tax of $0.6 million, under this share repurchase program.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
•Daniel E. Brown, the Company’s President & Chief Executive Officer and Director, adopted a new “Rule 10b5-1 trading arrangement” on March 16, 2026 to sell up to 60,000 vested shares of the Company’s common stock, through March 16, 2027, subject to certain limit prices and earlier termination in accordance with its terms;
•Michael H. Lou, the Company’s Executive Vice President, Chief Strategy Officer and Chief Commercial Officer, adopted a new “Rule 10b5-1 trading arrangement” on March 16, 2026 to sell up to 30,000 vested shares of the Company’s common stock, through March 10, 2027, subject to certain limit prices and earlier termination in accordance with its terms.
The Rule 10b5-1 trading arrangements described above were adopted and approved in accordance with the Company’s Insider Trading Policy.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1	Form of Notice of Grant for Market Stock Units (Absolute TSR) with form of associated Market Stock Unit Agreement attached thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	May 7, 2026	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Lara J. Kroll
Lara J. Kroll
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)