Form 10-Q
period 2026-06-30
Chord Energy Corp
filed 2026-08-06
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at August 3, 2026: 54,697,872 shares.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$611,568	$189,531
Accounts receivable, net	1,338,031	1,116,685
Inventory	121,409	115,713
Prepaid expenses	29,201	33,767
Derivative instruments	49,588	77,312
Other current assets	5,274	5,061
Total current assets	2,155,071	1,538,069
Property, plant and equipment
Oil and gas properties (successful efforts method)	15,627,693	14,848,968
Other property and equipment	60,493	60,395
Less: accumulated depreciation, depletion and amortization	(4,349,525)	(3,572,834)
Total property, plant and equipment, net	11,338,661	11,336,529
Derivative instruments	10,091	8,366
Investment in equity securities	138,789	119,698
Long-term inventory	26,073	30,759
Operating right-of-use assets	10,463	12,749
Other assets	38,240	28,104
Total assets	$13,717,388	$13,074,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$151,908	$41,795
Revenues and production taxes payable	817,402	618,258
Accrued liabilities	706,836	735,386
Accrued interest payable	28,193	28,594
Derivative instruments	16,070	—
Current operating lease liabilities	7,589	14,656
Other current liabilities	36,670	11,898
Total current liabilities	1,764,668	1,450,587
Long-term debt	1,481,357	1,479,581
Deferred tax liabilities	1,656,962	1,615,850
Asset retirement obligations	432,030	432,802
Derivative instruments	2,786	—
Operating lease liabilities	13,854	10,518
Other liabilities	8,392	4,982
Total liabilities	5,360,049	4,994,320

	June 30, 2026	December 31, 2025

	(In thousands, except share data)
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,249,231 shares issued and 55,197,317 shares outstanding at June 30, 2026; and 240,000,000 shares authorized, 67,150,747 shares issued and 56,762,243 shares outstanding at December 31, 2025	676	675
Treasury stock, at cost: 12,051,914 shares at June 30, 2026 and 10,388,504 shares at December 31, 2025	(1,524,300)	(1,304,092)
Additional paid-in capital	7,351,992	7,339,735
Retained earnings	2,528,971	2,043,636
Total stockholders’ equity	8,357,339	8,079,954
Total liabilities and stockholders’ equity	$13,717,388	$13,074,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$1,494,284	$950,266	$2,644,873	$2,053,690
Purchased oil and gas sales	678,401	230,294	1,193,447	341,916
Total revenues	2,172,685	1,180,560	3,838,320	2,395,606
Operating expenses
Lease operating expenses	267,839	256,966	512,748	490,040
Gathering, processing and transportation expenses	62,765	74,100	129,783	147,415
Purchased oil and gas expenses	671,661	231,745	1,181,493	343,113
Production taxes	125,878	68,965	212,589	143,607
Depreciation, depletion and amortization	409,237	376,997	793,452	726,806
General and administrative expenses	29,894	32,540	67,402	70,917
Impairment and exploration	2,687	541,940	5,250	543,923
Total operating expenses	1,569,961	1,583,253	2,902,717	2,465,821
Gain (loss) on sale of assets, net	(4)	(522)	339	4,993
Operating income (loss)	602,720	(403,215)	935,942	(65,222)
Other income (expense)
Net gain (loss) on derivative instruments	107,866	82,231	(133,605)	61,950
Net gain (loss) from investment in equity securities	1,143	(962)	23,972	(5,862)
Interest expense, net of capitalized interest	(26,663)	(18,788)	(53,259)	(34,606)
Loss on debt extinguishment	—	—	—	(3,494)
Other income, net	2,186	5,045	8,515	4,546
Total other income (expense), net	84,532	67,526	(154,377)	22,534
Income (loss) before income taxes	687,252	(335,689)	781,565	(42,688)
Income tax expense	(162,066)	(54,216)	(147,771)	(127,380)
Net income (loss)	$525,186	$(389,905)	$633,794	$(170,068)
Earnings (loss) per share (Note 15):
Basic	$9.30	$(6.71)	$11.17	$(2.89)
Diluted	$9.28	$(6.77)	$11.14	$(2.93)
Weighted average shares outstanding:
Basic	56,010	57,786	56,361	58,420
Diluted	56,605	57,786	56,909	58,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2025	56,762	$675	10,388	$(1,304,092)	$7,339,735	$2,043,636	$8,079,954
Equity-based compensation and vestings	125	1	—	—	8,042	—	8,043
Tax withholdings on settlement of equity-based awards	(44)	—	—	—	(4,323)	—	(4,323)
Dividends	—	—	—	—	—	(74,571)	(74,571)
Share repurchases	(559)	—	559	(71,364)	—	—	(71,364)
Net income	—	—	—	—	—	108,608	108,608
Balance as of March 31, 2026	56,284	676	10,947	(1,375,456)	7,343,454	2,077,673	8,046,347
Equity-based compensation and vestings	19	—	—	—	8,772	—	8,772
Tax withholdings on settlement of equity-based awards	(2)	—	—	—	(234)	—	(234)
Dividends	—	—	—	—	—	(73,888)	(73,888)
Share repurchases	(1,104)	—	1,104	(148,844)	—	—	(148,844)
Net income	—	—	—	—	—	525,186	525,186
Balance as of June 30, 2026	55,197	$676	12,051	$(1,524,300)	$7,351,992	$2,528,971	$8,357,339

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$8,702,262
Equity-based compensation and vestings	237	2	—	—	6,876	—	6,878
Tax withholdings on settlement of equity-based awards	(117)	(1)	—	—	(14,356)	—	(14,357)
Dividends	—	—	—	—	—	(77,429)	(77,429)
Share repurchases	(1,994)	—	1,994	(218,527)	—	—	(218,527)
Net income	—	—	—	—	—	219,837	219,837
Balance as of March 31, 2025	58,197	674	8,891	(1,154,684)	7,328,611	2,444,063	8,618,664
Equity-based compensation and vestings	141	1	—	—	6,121	—	6,122
Tax withholdings on settlement of equity-based awards	(83)	—	—	—	(7,437)	—	(7,437)
Dividends	—	—	—	—	—	(75,733)	(75,733)
Share repurchases	(606)	—	606	(55,487)	—	—	(55,487)
Net loss	—	—	—	—	—	(389,905)	(389,905)
Balance as of June 30, 2025	57,649	$675	9,497	$(1,210,171)	$7,327,295	$1,978,425	$8,096,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$633,794	$(170,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	793,452	726,806
Loss on debt extinguishment	—	3,494
Gain on sale of assets	(339)	(4,993)
Impairment	30	539,318
Deferred income taxes	41,113	49,050
Net (gain) loss on derivative instruments	133,605	(61,950)
Net (gain) loss from investment in equity securities	(23,972)	5,862
Equity-based compensation expenses	16,814	12,997
Settlement of asset retirement obligations	(17,935)	(13,671)
Deferred financing costs amortization and other	(12,048)	2,374
Working capital and other changes:
Change in accounts receivable, net	(243,018)	4,479
Change in inventory	(5,866)	(5,738)
Change in prepaid expenses	4,092	5,463
Change in accounts payable, interest payable and accrued liabilities	284,756	(20,031)
Change in other assets and liabilities, net	19,143	3,311
Net cash provided by operating activities	1,623,621	1,076,703
Cash flows from investing activities:
Capital expenditures	(755,502)	(704,388)
Acquisitions	(8,680)	(26,191)
Proceeds from divestitures	326	6,921
Derivative settlements	(88,750)	14,090
Contingent consideration received	25,000	25,000
Distributions from investment in equity securities	4,882	6,786
Contributions to investments	(7,851)	—
Net cash used in investing activities	(830,575)	(677,782)
Cash flows from financing activities:
Proceeds from revolving credit facility	85,000	2,435,000
Principal payments on revolving credit facility	(85,000)	(2,700,000)
Repayment and discharge of senior notes	—	(401,432)
Issuance of senior notes	—	750,000
Deferred financing costs	—	(13,443)
Repurchases of common stock	(217,677)	(274,014)
Tax withholding on vesting of equity-based awards	(4,557)	(21,793)
Dividends paid	(147,683)	(168,846)
Payments on finance lease liabilities	(1,092)	(856)
Net cash used in financing activities	(371,009)	(395,384)
Increase in cash and cash equivalents	422,037	3,537
Cash and cash equivalents:
Beginning of period	189,531	36,950
End of period	$611,568	$40,487

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Supplemental cash flow information:
Cash paid for income taxes	$88,382	$66,098
Supplemental non-cash transactions:
Change in accrued capital expenditures	$3,380	$(3,950)
Change in asset retirement obligations	3,491	100,632
Change in dividends payable	776	973

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
Risks and Uncertainties
As a producer of crude oil, NGL and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGL and natural gas, which are cyclical and dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. Energy markets experienced significant volatility during the first half of 2026, driven primarily by the escalation of conflict in the Middle East beginning in late February and the resulting disruptions to global oil and natural gas supply following the effective closure of the Strait of Hormuz to most commercial shipping. Continued geopolitical tensions, including the uncertain pace and durability of any diplomatic resolution between the United States and Iran and periodic actual and potential escalations in hostilities, uncertainty around OPEC+ production policy, including the withdrawal of the United Arab Emirates from OPEC+ effective in May 2026 and the withdrawal’s potential to reduce the group’s ability to coordinate global supply, and the potential economic outcomes of tariff and trade policy decisions of the U.S. or other governments create difficulty in predicting future impacts to commodity prices, which could affect the Company’s financial position, results of operations, cash flows, capital and operating costs, and the quantities of crude oil, NGL and natural gas reserves that may be economically produced.
Out-of-Period Adjustment
During the six months ended June 30, 2026, the Company recorded an out-of-period tax benefit in the amount of $41.8 million. See Note 12—Income Taxes.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies and estimates from those disclosed in the 2025 Annual Report, except as described below.
Equity Method Investments
The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with FASB ASC 323-10, Investments—Equity Method and Joint Ventures. Significant influence is generally evidenced by ownership of 20% or more of the investee's voting stock; however, significant influence may also be established through other means, including representation on the investee's board of directors, regardless of the level of ownership interest held. Under the equity method, the investment is initially recorded at cost and subsequently adjusted each period for additional investments, distributions and the Company's proportionate share of the investee's net earnings or losses, which is recognized in the Company's Condensed Consolidated Statement of Operations. The Company assesses equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the Company determines that a loss in the value of any of the investments is other-than-temporary, it writes down the investments to its estimated fair value.
During the three months ended June 30, 2026, the Company acquired an 8.5% ownership interest in a private specialty chemicals company, which is reflected within other long-term assets on the Condensed Consolidated Balance Sheets. The Company has applied the equity method of accounting as it has established significant influence through its contractual right to designate a member of the investee’s board of directors. The Company's board designee is an employee of the Company; accordingly, the Company's investment in and commercial arrangements with the investee are considered related party transactions under FASB ASC 850-10, Related Party Disclosures.
Recent Accounting Pronouncements
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard amends the guidance for measuring expected credit losses on accounts receivable and contract assets. The amendments are intended to clarify the application of the current expected credit loss model to short-term receivables and contract assets, and to provide additional guidance on the use of historical loss information and forecasts in estimating expected credit losses. ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this ASU effective January 1, 2026, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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
The Company early adopted ASU 2025-10 prospectively effective April 1, 2026, coinciding with its receipt of its first government grant of this nature. The Company elected the cost accumulation approach for grants related to the acquisition or construction of property, plant and equipment. Under this approach, monetary government grants that reimburse the Company for capital expenditures are recognized as a reduction of the cost basis of the related asset when the grant's recognition criteria are met. The resulting net cost basis is subsequently depreciated over the asset's useful life, and no separate subsequent measurement or presentation guidance is applied to the grant, as it is not separately identifiable from the carrying value of the related asset. The adoption of ASU 2025-10 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). This standard establishes guidance for how a business entity accounts for environmental credits and environmental credit obligations. The standard also requires enhanced disclosures regarding the nature, terms, and amounts of environmental credits and obligations recognized in the financial statements. ASU 2026-02 is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's consolidated financial statements.
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Crude oil revenues	$1,414,957	$878,928	$2,411,253	$1,835,064
Purchased crude oil sales	669,009	224,835	1,179,606	328,706
NGL and natural gas revenues	79,327	71,338	233,620	218,626
Purchased natural gas sales	9,392	5,459	13,841	13,210
Total revenues	$2,172,685	$1,180,560	$3,838,320	$2,395,606

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these revenues during a reporting period and record any differences between the estimated revenues and actual revenues in the following reporting period. Differences between estimated revenues and actual revenues have historically not been significant. For the three and six months ended June 30, 2026 and 2025, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
3. Inventory
The Company’s inventory balances are comprised of the following:

	June 30, 2026	December 31, 2025

	(In thousands)
Inventory
Equipment and materials	$60,912	$61,582
Crude oil inventory	60,497	54,131
Total inventory	121,409	115,713
Long-term inventory
Linefill in third-party pipelines	26,073	30,759
Total long-term inventory	26,073	30,759
Total	$147,482	$146,472

4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	June 30, 2026	December 31, 2025

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,087,288	$894,309
Joint interest accounts	264,819	233,919
Total accounts receivable	1,352,107	1,128,228
Less: allowance for credit losses	(14,076)	(11,543)
Total accounts receivable, net	$1,338,031	$1,116,685

Revenues and production taxes payable
Royalties payable and revenue suspense	$764,406	$583,475
Production taxes payable	52,996	34,783
Total revenues and production taxes payable	$817,402	$618,258

Accrued liabilities
Accrued oil and gas marketing	$213,215	$235,111
Accrued capital costs	263,660	260,280
Accrued lease operating expenses	126,758	121,306
Accrued general and administrative expenses	29,587	45,607
Current portion of asset retirement obligations	50,677	49,117
Accrued dividends	1,005	859
Other accrued liabilities	21,934	23,106
Total accrued liabilities	$706,836	$735,386

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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at June 30, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$59,679	$—	$59,679
Investment in equity securities (see Note 9)	138,789	—	—	138,789
Total assets	$138,789	$59,679	$—	$198,468
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$18,856	$—	$18,856
Total liabilities	$—	$18,856	$—	$18,856

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$85,678	$—	$85,678
Investment in equity securities (see Note 9)	119,698	—	—	119,698
Total assets	$119,698	$85,678	$—	$205,376
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Commodity derivative contracts. The Company enters into commodity derivative contracts to manage risks related to changes in crude oil and natural gas prices. The Company’s commodity derivative contracts are valued by a third-party preparer based on an income approach. The significant inputs used are commodity prices, discount rate and the contract terms of the derivative instruments. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. The Company compares the valuation performed by the third-party preparer to counterparty valuation statements to assess the reasonableness of its valuation. The determination of the fair value also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company calculates the credit adjustment for derivatives in a net asset position using current credit default swap values for each counterparty. The credit adjustment for derivatives in a net liability position is based on the market credit spread of the Company or similarly rated public issuers. The credit risk adjustments to the fair value of the Company’s net derivative assets and liabilities were not material for the periods presented. See Note 6—Derivative Instruments for additional information.

Investment in equity securities. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at June 30, 2026 and December 31, 2025, respectively. See Note 9—Investment in Equity Securities for additional information.
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

At June 30, 2026, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2026	Three-way collar	4,278,000	Bbls		$56.56	$73.33	$87.02
Crude oil	2026	Two-way collar	3,933,000	Bbls			$67.49	$76.76
Crude oil	2026	Fixed price swaps	2,852,000	Bbls	$66.82
Crude oil	2027	Three-way collar	7,969,500	Bbls		$49.65	$64.80	$78.12
Crude oil	2027	Two-way collar	816,000	Bbls			$60.00	$65.82
Crude oil	2027	Fixed price swaps	906,000	Bbls	$69.82
Crude oil	2028	Three-way collar	1,092,000	Bbls		$49.58	$65.00	$78.26
Natural gas	2026	Two-way collar	6,440,000	MMBtu			$3.82	$4.33
Natural gas	2026	Fixed price swaps	14,720,000	MMBtu	$3.93
Natural gas	2027	Two-way collar	4,525,000	MMBtu			$3.75	$4.18
Natural gas	2027	Fixed price swaps	11,840,000	MMBtu	$3.94
Natural gas	2028	Fixed price swaps	1,820,000	MMBtu	$3.56
At June 30, 2026, the Company had the following outstanding crude oil basis swaps:

Index	Settlement Period	Volumes		Weighted Average Differential(1)

NYMEX WTI - ICE BRENT	2026	2,576,000	Bbls	$(5.44)
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
Subsequent to June 30, 2026 through August 3, 2026, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Sub-Floor	Floor	Ceiling

Crude oil	2026	Two-way collar	184,000	Bbls		$73.25	$84.35
Crude oil	2027	Three-way collar	276,000	Bbls	$50.00	$67.92	$79.47
Crude oil	2027	Two-way collar	726,000	Bbls		$68.67	$77.51
Crude oil	2028	Three-way collar	365,000	Bbls	$50.00	$66.06	$78.69
Contingent consideration. In connection with the Company’s 2021 divestiture of certain oil and gas properties, the Company was entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeded $60 per barrel for such year (the “Contingent Consideration”). In each of January 2024, 2025 and 2026, the Company received $25.0 million related to the 2023, 2024 and 2025 earn-out payments, respectively. There are no earn-out payments remaining as of June 30, 2026.

The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statements of Operations Location	2026	2025	2026	2025

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$107,866	$81,991	$(133,605)	$61,030
Contingent consideration	Net gain (loss) on derivative instruments	—	240	—	920
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
The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		June 30, 2026
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$116,099	$(66,511)	$49,588
Commodity derivatives	Derivative instruments — non-current assets	36,052	(25,961)	10,091
Total derivatives assets		$152,151	$(92,472)	$59,679

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$82,581	$(66,511)	$16,070
Commodity derivatives	Derivative instruments — non-current liabilities	28,747	(25,961)	2,786
Total derivatives liabilities		$111,328	$(92,472)	$18,856

		December 31, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$93,850	$(16,538)	$77,312
Commodity derivatives	Derivative instruments — non-current assets	24,413	(16,047)	8,366
Total derivatives assets		$118,263	$(32,585)	$85,678

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$16,538	$(16,538)	$—
Commodity derivatives	Derivative instruments — non-current liabilities	16,047	(16,047)	—
Total derivatives liabilities		$32,585	$(32,585)	$—

7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment for the periods presented:

	June 30, 2026	December 31, 2025

	(In thousands)
Proved oil and gas properties	$14,913,188	$14,127,286
Less: Accumulated depletion	(4,316,217)	(3,541,219)
Proved oil and gas properties, net	10,596,971	10,586,067
Unproved oil and gas properties	714,505	721,682
Other property and equipment	60,493	60,395
Less: Accumulated depreciation	(33,308)	(31,615)
Other property and equipment, net	27,185	28,780
Total property, plant and equipment, net	$11,338,661	$11,336,529
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
On October 31, 2025, the Company completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including a cash deposit of $55.0 million to XTO upon execution of the purchase and sale agreement and $487.2 million paid to XTO at closing (subject to customary purchase price adjustments). The Company funded the 2025 Williston Basin Acquisition with proceeds from the issuance of the 2030 Senior Notes (defined in Note 10—Long-Term Debt) and cash on hand. The 2025 Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The post-acquisition operating results and pro forma revenue and earnings for the 2025 Williston Basin Acquisition were not material to the Company’s condensed consolidated financial statements and have therefore not been presented.
Purchase price allocation. The Company recorded the assets acquired and liabilities assumed in the 2025 Williston Basin Acquisition at their fair value of $540.4 million. The allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Determining the fair value of the assets and liabilities of the 2025 Williston Basin Acquisition required judgment and certain assumptions to be made. See Note 5—Fair Value Measurements for additional information.
The tables below present the total consideration transferred and its allocation to the identifiable assets acquired and liabilities assumed as of the acquisition date on October 31, 2025. As of June 30, 2026, the purchase price was finalized.

Purchase Price Consideration
(In thousands)
Cash consideration transferred	$540,353

Purchase Price Allocation

(In thousands)
Assets acquired:
Oil and gas properties (successful efforts method)	$555,322
Other property and equipment	235
Inventory	2,185
Total assets acquired	$557,742

Liabilities assumed:
Asset retirement obligations	$16,473
Revenue and production taxes payable	916
Total liabilities assumed	$17,389

Net assets acquired	$540,353

9. Investment in Equity Securities
As of June 30, 2026 and December 31, 2025, the fair value of the Company’s investment in Energy Transfer was $138.8 million and $119.7 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in equity securities on the Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2026, the Company recorded a net gain of $1.1 million and $24.0 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in fair value of the investment of $1.3 million and an unrealized gain of $19.1 million, respectively, and a realized gain for cash distributions received of $2.4 million and $4.9 million, respectively. During the three and six months ended June 30, 2025, the Company recorded a net loss of $1.0 million and $5.9 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in the fair value of its investment of $3.3 million and $10.6 million, respectively, partially offset by a realized gain for cash distributions received of $2.4 million and $4.7 million, respectively.
10. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30, 2026	December 31, 2025

	(In thousands)
Senior secured revolving line of credit	$—	$—
2030 Senior Notes	750,000	750,000
2033 Senior Notes	750,000	750,000
Less: unamortized deferred financing costs	(18,643)	(20,419)
Total long-term debt, net	$1,481,357	$1,479,581
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
At June 30, 2026, the Company had no borrowings outstanding and $30.4 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1,969.6 million. At December 31, 2025, the Company had no borrowings outstanding and $32.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing capacity of $1,967.2 million.
During both the three and six months ended June 30, 2026, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.50%. During the three and six months ended June 30, 2025, the weighted average interest rate was 6.56% and 6.47%, respectively. The Company was in compliance with the financial covenants under the Credit Facility at June 30, 2026. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
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
2030 Senior Notes. On September 30, 2025, the Company issued in a private placement $750.0 million of 6.000% senior unsecured notes due October 1, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $739.6 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2026. The proceeds were used (i) to fund the 2025 Williston Basin Acquisition and to pay related costs and expenses, (ii) to pay fees and expenses associated with the offering of the 2030 Senior Notes and (iii) for general corporate purposes, including repayment of a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2030 Senior Notes, the Company recorded deferred financing costs of $10.4 million, which are amortized to interest expense on the Company’s Condensed Consolidated Statement of Operations over the term of the 2030 Senior Notes. As of June 30, 2026, the fair value of the 2030 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $753.2 million.

2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year, which began on September 15, 2025. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.6 million, which are amortized to interest expense on the Company’s Condensed Consolidated Statement of Operations over the term of the 2033 Senior Notes. As of June 30, 2026, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $761.1 million.
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
11. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2026:

(In thousands)

Balance at December 31, 2025	$481,919
Liabilities incurred during period	3,810
Liabilities settled during period	(17,935)
Liabilities settled through divestitures	(320)
Accretion expense during period	15,233
Balance at June 30, 2026	$482,707
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At June 30, 2026, the current portion of the total ARO balance was $50.7 million, and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.
12. Income Taxes
The Company’s effective tax rate was 23.6% and 18.9% for the three and six months ended June 30, 2026, respectively, as compared to an effective tax rate of (16.2)% and (298.4)% for the three and six months ended June 30, 2025, respectively.
The effective tax rate for the three months ended June 30, 2026 was higher than the statutory federal rate of 21% primarily as a result of state income taxes. The effective tax rate for the six months ended June 30, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on the Company’s deferred taxes on unremitted earnings. As a result, the Company recognized an additional income tax benefit of $41.8 million during the six months ended June 30, 2026, with a corresponding decrease to deferred tax liabilities. The Company determined that this misstatement was not material to any of its previously issued financial statements nor is it expected to be material to the results for the full year ending December 31, 2026.
The effective tax rate for the three and six months ended June 30, 2025 was lower than the statutory federal rate of 21% primarily as a result of the impact of goodwill impairment.
The Company paid income taxes of $67.4 million and $88.4 million during the three and six months ended June 30, 2026, respectively, and $32.1 million and $66.1 million during the three and six months ended June 30, 2025, respectively.

13. Equity-Based Compensation
The Company has granted RSUs, PSUs, and MSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. The Company recognized $8.8 million and $16.8 million in equity-based compensation expenses related to equity-classified awards during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized $6.1 million and $13.0 million in equity-based compensation expenses related to equity-classified awards, respectively. Equity-based compensation expenses related to liability-classified awards were $3.2 million for the six months ended June 30, 2026, and not material for the three months ended June 30, 2026 or the three and six months ended June 30, 2025.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year or three-year period (as applicable) and are subject to a service condition. During the six months ended June 30, 2026, the Company granted 287,780 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $98.76 per share.
Market stock units. During the six months ended June 30, 2026, the Company granted Market Stock Units (“MSUs”), which are eligible to vest and become earned at the end of the three-year performance period, which begins on January 1 of the initial grant year and ends on December 31 of the third year, subject to the level of achievement with respect to certain performance goals.
The MSUs are subject to time-based service requirements and market conditions based on the total stockholder return (“TSR”) achieved by the Company during the performance period. Depending on the Company’s TSR, award recipients may earn between 0% and 200% of the number of MSUs originally granted. Any earned MSUs will be settled in shares of the Company’s common stock.
During the six months ended June 30, 2026, the Company granted 24,131 MSUs to certain employees of the Company with a weighted average grant date fair value of $128.29 per share.
Performance share units. During the six months ended June 30, 2026, the Company granted PSUs that include (i) absolute TSR PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the three-year performance period which begins on January 1 of the initial grant year and ends on December 31 of the third year.
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
During the six months ended June 30, 2026, the Company granted (i) 30,299 Absolute TSR PSUs to certain employees of the Company with a weighted average grant date fair value of $101.14 per share and (ii) 90,912 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $114.53 per share.
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

The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs and MSUs granted during the six months ended June 30, 2026:

	Absolute and Relative TSR PSUs	Absolute TSR MSUs
Forecast period (years)	3	3
Risk-free interest rate	3.7%	3.7%
Implied equity volatility	33%	33%
Stock price on date of grant	$95.53	$95.53
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the six months ended June 30, 2026, the Company granted 21,970 phantom unit awards to employees with a weighted average grant date fair value of $95.63 per share.
14. Stockholders’ Equity
Dividends
The following table summarizes the Company’s dividends declared for the six months ended June 30, 2026 and 2025:

	Base Dividend Rate per Share	Total Dividends Declared

	(In thousands, except per share data)
Q2 2026	$1.30	$73,888
Q1 2026	1.30	74,571
Total	$2.60	$148,459

Q2 2025	$1.30	$75,733
Q1 2025	1.30	77,429
Total	$2.60	$153,162
Total dividends declared in the table above include $0.9 million and $1.9 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.5 million for the three and six months ended June 30, 2025, respectively.
On August 5, 2026, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on September 4, 2026 to shareholders of record as of August 20, 2026.
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
During the six months ended June 30, 2026, the Company repurchased 1,663,410 shares of common stock at a weighted average price of $131.14 per common share for a total cost of $218.1 million, excluding accrued excise tax of $2.1 million. As of June 30, 2026, there was $734.0 million of capacity remaining under the Company’s $1.0 billion share repurchase program. Subsequent to June 30, 2026 through August 3, 2026, the Company repurchased 521,792 shares of common stock at a weighted average price of $127.61 per common share for a total cost of $66.6 million.
During the six months ended June 30, 2025, the Company repurchased 2,600,117 shares of common stock at a weighted average price of $104.41 per common share for a total cost of $271.5 million, excluding excise tax of $2.5 million, under its previous share repurchase programs.

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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025

	(In thousands, except per share data)
Net income (loss)	$525,186	$(389,905)	$633,794	$(170,068)
Distributed and undistributed earnings allocated to participating securities	(4,243)	2,312	(4,432)	1,425
Net income (loss) attributable to common stockholders (basic)	520,943	(387,593)	629,362	(168,643)
Reallocation of distributed and undistributed earnings allocated to participating securities	4,243	(3,604)	4,432	(2,687)
Net income (loss) attributable to common stockholders (diluted)	$525,186	$(391,197)	$633,794	$(171,330)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	56,010	57,786	56,361	58,420
Dilutive effect of share-based awards	595	—	548	81
Diluted weighted average common shares outstanding	56,605	57,786	56,909	58,501

Basic earnings (loss) per share	$9.30	$(6.71)	$11.17	$(2.89)
Diluted earnings (loss) per share	$9.28	$(6.77)	$11.14	$(2.93)

Anti-dilutive weighted average common shares:
Potential common shares	160	1,067	182	980

For the three and six months ended June 30, 2026, the diluted earnings per share calculation excludes the impact of unvested share-based awards that were anti-dilutive. For the three and six months ended June 30, 2025, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive. There were no remaining warrants as of June 30, 2026, as all previously outstanding warrants expired on September 1, 2025.
16. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of June 30, 2026. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of June 30, 2026, the Company’s material off-balance sheet arrangements and transactions include $30.4 million in outstanding letters of credit issued under the Credit Facility and $119.1 million in net surety bond exposure issued as financial assurance on certain agreements.

Volume commitment agreements. As of June 30, 2026, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 77.6 MMBbl of crude oil, 9.2 MMBbl of NGL, 272.5 Bcf of natural gas and 11.0 MMBbl of water within specified timeframes.
As of June 30, 2026, the undiscounted estimable future commitments under these volume commitment agreements are as follows:

(In thousands)
Year 1	$125,930
Year 2	111,881
Year 3	75,296
Year 4	58,961
Year 5	58,646
Thereafter	122,567
$553,281
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
As of June 30, 2026, there have been no material changes to the Company’s contingencies disclosed in Note 20—Commitments and Contingencies in the 2025 Annual Report.
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
•the actions taken by OPEC+ with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to continue to control supply and to agree on and comply with production levels;
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
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Energy markets experienced significant volatility during the first half of 2026, driven primarily by the escalation of conflict in the Middle East beginning in late February and the resulting disruptions to global oil and natural gas supply following the effective closure of the Strait of Hormuz to most commercial shipping. Continued geopolitical tensions, including the uncertain pace and durability of any diplomatic resolution between the United States and Iran and periodic actual and potential escalations in hostilities, uncertainty around OPEC+ production policy, including the withdrawal of the United Arab Emirates from OPEC+ effective in May 2026 and the withdrawal’s potential to reduce the group’s ability to coordinate global supply, and the potential economic outcomes of tariff and trade policy decisions of the U.S. or other governments create difficulty in predicting future impacts to commodity prices, which could affect our financial position, results of operations, cash flows, capital and operating costs, and the quantities of crude oil, NGL and natural gas reserves that may be economically produced.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of June 30, 2026, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and, to a lesser extent, rail markets in order to optimize price realizations. Expansions of both pipeline and rail facilities in the Williston Basin have reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.
In an effort to reduce inflationary pressures that emerged in the broader economy, central banks have in the past raised interest rates. During the first half of 2026, higher energy and commodity prices contributed to a renewed rise in U.S. inflation, and the U.S. Federal Reserve held its benchmark interest rate steady. Higher interest rates generally reduce economic activity levels, which have and could in the future again result in lower commodity prices due to reduced demand for crude oil, NGL and natural gas. To the extent we and our relevant markets experience high inflation, we may see cost increases in our operations, including increases in equipment and labor costs, and as a result our revenues, estimates of future reserves, borrowing base calculations and impairment assessments could be negatively impacted.

Results of Operations
Operational and Financial Highlights
•Production volumes averaged 286,447 Boepd (58% oil), including average daily crude oil volumes of 165,436 Bopd in the second quarter of 2026.
•Capital expenditures (excluding capitalized interest) were $416.7 million in the second quarter of 2026.
•Lease operating expenses (“LOE”) were $10.28 per Boe in the second quarter of 2026.
•Net cash provided by operating activities was $1,116.2 million and net income was $525.2 million for the second quarter of 2026.
Shareholder Return Highlights
•Paid $1.30 per share base cash dividend on June 5, 2026.
•Repurchased $147.4 million of common stock (excluding accrued excise taxes) in the second quarter of 2026.
•Declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on September 4, 2026 to shareholders of record as of August 20, 2026.
Net Income (Loss)
We had net income of $525.2 million and $633.8 million for the three and six months ended June 30, 2026, respectively, primarily due to increased realized oil prices and production volumes and net impacts from derivative instruments, compared to net losses of $389.9 million and $170.1 million for the three and six months ended June 30, 2025, respectively, primarily due to a non-cash impairment charge on our goodwill recorded during the second quarter of 2025. Additional impacts on net income from increases and decreases in certain revenues and expenses are further explained below.
Revenues
Our crude oil, NGL and natural gas revenues are derived from the sale of crude oil, NGL and natural gas production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold and/or changes in commodity prices. Our purchased oil and gas sales are derived from the sale of crude oil and natural gas purchased through our marketing activities primarily to optimize transportation costs, for blending to meet pipeline specifications or to cover production shortfalls. Revenues and expenses from crude oil and natural gas sales and purchases are generally recorded on a gross basis, as we act as a principal in these transactions by assuming control of the purchased crude oil or natural gas before it is transferred to the counterparty. In certain cases, we enter into related purchases and sales with one or more counterparties in contemplation of one another, and these transactions are recorded on a net basis.

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended June 30, 2026	Three Months Ended March 31, 2026	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenues (in thousands)
Crude oil revenues	$1,414,957	$996,296	$2,411,253	$1,835,064
NGL revenues	44,596	38,222	82,818	89,914
Natural gas revenues	34,731	116,071	150,802	128,712
Purchased oil and gas sales	678,401	515,046	1,193,447	341,916
Total revenues	$2,172,685	$1,665,635	$3,838,320	$2,395,606
Production data
Crude oil (MBbls)	15,055	14,222	29,277	28,098
NGL (MBbls)	4,823	4,413	9,236	9,251
Natural gas (MMcf)(1)	37,129	37,023	74,152	76,063
Oil equivalents (MBoe)	26,067	24,805	50,872	50,026
Average daily production (Boepd)	286,447	275,615	281,061	276,387
Average daily crude oil production (Bopd)	165,436	158,027	161,752	155,235
Average sales prices
Crude oil (per Bbl)
Average sales price	$93.99	$70.05	$82.36	$65.31
Effect of derivative settlements(2)	(7.05)	(0.48)	(3.86)	0.47
Average realized price after the effect of derivative settlements(2)	$86.94	$69.57	$78.50	$65.78
NGL (per Bbl)
Average sales price	$9.25	$8.66	$8.97	$9.72
Effect of derivative settlements(2)	—	—	—	—
Average realized price after the effect of derivative settlements(2)	$9.25	$8.66	$8.97	$9.72
Natural gas (per Mcf)
Average sales price(1)	$0.94	$3.14	$2.03	$1.69
Effect of derivative settlements(2)	0.35	(0.32)	0.02	0.01
Average realized price after the effect of derivative settlements(1)(2)	$1.29	$2.82	$2.05	$1.70
____________________
(1)For the three months ended June 30, 2026 and March 31, 2026, natural gas production volume from the Marcellus Shale was 10,637 MMcf and 11,745 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $2.10 per Mcf and $6.40 per Mcf for the three months ended June 30, 2026 and March 31, 2026, respectively. For the six months ended June 30, 2026 and June 30, 2025, natural gas production volume from the Marcellus Shale was 22,382 MMcf and 23,384 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $4.36 per Mcf and $3.59 per Mcf for the six months ended June 30, 2026 and June 30, 2025, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended June 30, 2026 as compared to three months ended March 31, 2026
Crude oil revenues. Our crude oil revenues increased $418.7 million to $1,415.0 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The increase was primarily due to higher crude oil average realized prices quarter over quarter resulting in a $340.4 million increase, coupled with an increase of $78.3 million due to higher crude oil production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, increased by $23.94 per barrel quarter over quarter to an average of $93.99 per barrel for the three months ended June 30, 2026 primarily due to an increase in the average NYMEX WTI quarter over quarter.

NGL revenues. Our NGL revenues increased $6.4 million to $44.6 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The increase was primarily due to higher NGL production volumes sold quarter over quarter resulting in a $3.8 million increase, coupled with an increase of $2.6 million due to higher average realized NGL prices quarter over quarter. Average NGL sales prices, without derivative settlements, increased by $0.59 per barrel quarter over quarter to an average of $9.25 per barrel for the three months ended June 30, 2026 primarily due to increases in the corresponding NGL product index prices for butane, pentane and propane.
Natural gas revenues. Our natural gas revenues decreased $81.3 million to $34.7 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The decrease was primarily due to lower natural gas average realized prices quarter over quarter resulting in an $81.4 million decrease quarter over quarter. Average natural gas sales prices, without derivative settlements, decreased by $2.20 per Mcf quarter over quarter to $0.94 per Mcf for the three months ended June 30, 2026 primarily due to the seasonality of warmer weather resulting in lower index prices quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales increased $163.4 million to $678.4 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. This increase was primarily due to higher crude oil prices quarter over quarter, partially offset by a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter.
Six months ended June 30, 2026 as compared to six months ended June 30, 2025
Crude oil revenues. Our crude oil revenues increased $576.2 million to $2,411.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to higher crude oil average realized prices period over period resulting in a $479.1 million increase, coupled with an increase of $97.1 million due to higher crude oil production volumes sold period over period. Average crude oil sales prices, without derivative settlements, increased by $17.05 per barrel period over period to an average of $82.36 per barrel for the six months ended June 30, 2026 primarily due to an increase in the average NYMEX WTI period over period.
NGL revenues. Our NGL revenues decreased $7.1 million to $82.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was primarily due to lower average realized NGL prices period over period resulting in a $7.0 million decrease period over period. Average NGL sales prices, without derivative settlements, decreased by $0.75 per barrel period over period to an average of $8.97 per barrel for the six months ended June 30, 2026 primarily due to decreases in the corresponding NGL product index prices.
Natural gas revenues. Our natural gas revenues increased $22.1 million to $150.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to higher natural gas average realized prices period over period resulting in a $26.0 million increase, partially offset by a decrease of $3.9 million due to lower natural gas production volumes sold period over period. Average natural gas sales prices, without derivative settlements, increased by $0.34 per Mcf period over period to $2.03 per Mcf for the six months ended June 30, 2026 primarily due to increases in the corresponding natural gas index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales increased $851.5 million to $1,193.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold period over period, coupled with increased crude oil prices over the same period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended June 30, 2026	Three Months Ended March 31, 2026	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$267,839	$244,909	$512,748	$490,040
Gathering, processing and transportation expenses	62,765	67,018	129,783	147,415
Purchased oil and gas expenses	671,661	509,832	1,181,493	343,113
Production taxes	125,878	86,711	212,589	143,607
Depreciation, depletion and amortization	409,237	384,215	793,452	726,806
General and administrative expenses	29,894	37,508	67,402	70,917
Impairment and exploration	2,687	2,563	5,250	543,923
Total operating expenses	1,569,961	1,332,756	2,902,717	2,465,821
Gain (loss) on sale of assets, net	(4)	343	339	4,993
Operating income (loss)	602,720	333,222	935,942	(65,222)
Other income (expense)
Net gain (loss) on derivative instruments	107,866	(241,471)	(133,605)	61,950
Net gain (loss) from investment in equity securities	1,143	22,829	23,972	(5,862)
Interest expense, net of capitalized interest	(26,663)	(26,596)	(53,259)	(34,606)
Loss on debt extinguishment	—	—	—	(3,494)
Other income, net	2,186	6,329	8,515	4,546
Total other income (expense), net	84,532	(238,909)	(154,377)	22,534
Income (loss) before income taxes	687,252	94,313	781,565	(42,688)
Income tax benefit (expense)	(162,066)	14,295	(147,771)	(127,380)
Net income (loss)	$525,186	$108,608	$633,794	$(170,068)
Costs and expenses (per Boe of production)
Lease operating expenses	$10.28	$9.87	$10.08	$9.80
Gathering, processing and transportation expenses	2.41	2.70	2.55	2.95
Production taxes	4.83	3.50	4.18	2.87
Three months ended June 30, 2026 as compared to three months ended March 31, 2026
Lease operating expenses. LOE increased $22.9 million to $267.8 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The increase was primarily due to higher variable costs of $10.0 million, higher fixed costs of $9.6 million and higher workover costs of $6.6 million, partially offset by a decrease in operating costs from our non-operated assets of $3.3 million quarter over quarter. The same factors contributed to an increase in LOE per Boe, which increased $0.41 per Boe quarter over quarter to $10.28 per Boe for the three months ended June 30, 2026.
Gathering, processing and transportation expenses. GPT expenses decreased $4.3 million to $62.8 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The decrease was primarily due to an $8.8 million change in the non-cash valuation adjustment on our cumulative pipeline imbalance position, partially offset by an increase in crude oil production volumes transported of $3.1 million and a net increase in natural gas and NGL gathering, processing and transportation fees of $1.4 million quarter over quarter. Excluding the non-cash valuation adjustment, GPT expenses increased $0.04 per Boe quarter over quarter to $2.83 per Boe for the three months ended June 30, 2026 primarily due to higher natural gas and NGL gathering, processing and transportation fees.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $161.8 million to $671.7 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. This increase was primarily due to higher crude oil prices quarter over quarter, partially offset by a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter.

Production taxes. Production taxes increased $39.2 million to $125.9 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 primarily due to higher crude oil revenues quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas revenues of 8.4% for the three months ended June 30, 2026 increased from 7.5% for the three months ended March 31, 2026 primarily due to higher crude oil revenues quarter over quarter coupled with natural gas comprising a smaller percentage of total sales relative to the prior period.
Depreciation, depletion and amortization. DD&A expense increased $25.0 million to $409.2 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The increase was primarily driven by higher production volumes of $21.2 million, coupled with an increase in accretion expense of $3.8 million related to plugging and abandonment charges.
General and administrative expenses. G&A expenses decreased $7.6 million to $29.9 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The decrease was primarily attributable to a decrease in equity-based compensation expenses of $3.7 million due to the impact of our stock price on the fair value of our liability-based awards, coupled with a decrease of $2.5 million due to lower current expected credit losses and various cost decreases related to other G&A expenses of $1.4 million quarter over quarter.
Derivative instruments. We recorded a $107.9 million net gain on derivative instruments for the three months ended June 30, 2026, which included an unrealized gain of $201.0 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, partially offset by a realized loss on settled commodity derivative contracts of $93.1 million. During the three months ended March 31, 2026, we recorded a $241.5 million net loss on derivative instruments, which included an unrealized loss of $223.0 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted commodity prices, coupled with a realized loss on settled commodity derivative contracts of $18.5 million.
Investment in equity securities. We recorded a $1.1 million net gain related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended June 30, 2026, which included a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter, partially offset by an unrealized loss of $1.3 million as a result of a decrease in the fair value of the investment during the quarter. During the three months ended March 31, 2026, we recorded a $22.8 million net gain related to our investment in Energy Transfer, which included an unrealized gain of $20.4 million as a result of an increase in the fair value of the investment during the quarter, coupled with a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter.
Income tax benefit (expense). Our effective tax rate was recorded at 23.6% and (15.2)% of pre-tax income for the three months ended June 30, 2026 and March 31, 2026, respectively. The effective tax rate for the three months ended June 30, 2026 was higher than the statutory federal rate of 21% primarily as a result of state income taxes. The effective tax rate for the three months ended March 31, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on our deferred taxes on unremitted earnings, which resulted in an additional income tax benefit of $41.8 million in the first quarter of 2026, with a corresponding decrease to deferred tax liabilities.
Six months ended June 30, 2026 as compared to six months ended June 30, 2025
Lease operating expenses. LOE increased $22.7 million to $512.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to increased activity and operating costs from our non-operated assets of $25.7 million, coupled with higher variable costs of $4.7 million, partially offset by lower fixed costs of $7.5 million. The same factors contributed to an increase in LOE per Boe, which increased $0.28 per Boe period over period to $10.08 per Boe for the six months ended June 30, 2026.
Gathering, processing and transportation expenses. GPT expenses decreased $17.6 million to $129.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was primarily due to a $15.1 million change in the non-cash valuation adjustment on our cumulative pipeline imbalance position, coupled with lower natural gas and NGL gathering, processing and transportation fees of $7.4 million period over period, partially offset by an increase in crude oil production volumes transported of $4.3 million period over period. Excluding the non-cash valuation adjustment, GPT expenses decreased $0.10 per Boe period over period to $2.81 per Boe for the six months ended June 30, 2026 primarily due to lower natural gas and NGL gathering, processing and transportation fees.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $838.4 million to $1,181.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold period over period, coupled with increased crude oil prices over the same period.

Production taxes. Production taxes increased $69.0 million to $212.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily due to higher crude oil revenues period over period, coupled with a $19.4 million decrease in refunds period over period related to certain North Dakota wells receiving an extraction tax exemption. The production tax rate as a percentage of crude oil, NGL and natural gas revenues increased from 7.0% for the six months ended June 30, 2025 to 8.0% for the six months ended June 30, 2026 primarily due to increased crude oil revenues and fewer wells qualifying for the extraction tax exemption relative to the prior period.
Depreciation, depletion and amortization. DD&A expense increased $66.6 million to $793.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by $51.3 million of additional depletion expense due to a higher depletion rate period over period, coupled with increased production volumes of $17.7 million period over period, partially offset by a decrease in accretion expense of $1.9 million. The depletion rate increased $1.11 per Boe period over period to $15.24 per Boe for the six months ended June 30, 2026 primarily due to a decrease in proved developed reserves period over period.
General and administrative expenses. G&A expenses decreased $3.5 million to $67.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease was primarily attributable to merger-related costs of $8.1 million incurred during 2025 related to the arrangement agreement we entered into to acquire Enerplus Corporation during 2024, coupled with a decrease of $3.9 million primarily attributable to various cost savings related to other G&A expenses, partially offset by an increase of $5.8 million in equity-based compensation costs and higher current expected credit losses of $2.7 million period over period.
Impairment and exploration. There were no significant impairment charges during the six months ended June 30, 2026. As a result of a decrease in the price of our common stock during the six months ended June 30, 2025, which was impacted by a decline in crude oil and natural gas prices over that same period, we recorded an impairment charge on our goodwill of $539.3 million for the six months ended June 30, 2025.
Gain (loss) on sale of assets, net. During the six months ended June 30, 2025, we recorded a net gain on sale of assets of $5.0 million, primarily related to the divestiture of certain non-core oil and gas properties.
Derivative instruments. During the six months ended June 30, 2026, we recorded a $133.6 million net loss on derivative instruments, which included a realized loss of $111.6 million on settled commodity derivative contracts, coupled with an unrealized loss of $22.0 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted oil commodity prices. During the six months ended June 30, 2025, we recorded a $62.0 million net gain on derivative instruments, which was comprised of a net gain of $61.0 million associated with our commodity derivative contracts and an unrealized gain of $0.9 million associated with a contract that includes contingent consideration. The net gain of $61.0 million on commodity derivative contracts included an unrealized gain of $47.2 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized gain of $13.8 million on settled commodity derivative contracts.
Investment in equity securities. We recorded a $24.0 million gain related to our investment in Energy Transfer for the six months ended June 30, 2026, which included an unrealized gain of $19.1 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $4.9 million for a cash distribution from Energy Transfer during the period. For the six months ended June 30, 2025, we recorded a net loss of $5.9 million related to our investment in Energy Transfer, which included an unrealized loss of $10.6 million as a result of a decrease in the fair value of the investment during the period, partially offset by a gain of $4.7 million for a cash distribution from Energy Transfer during the period.
Interest expense, net of capitalized interest. Interest expense increased $18.7 million to $53.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase is primarily due to additional interest expense period over period on our senior unsecured notes of $35.0 million as a result of the issuance of the 2033 Senior Notes (defined below) and the 2030 Senior Notes (defined below) during 2025. This increase was partially offset by an $8.6 million decrease in interest expense on the Credit Facility (defined below) period over period and a $7.7 million decrease resulting from the repayment of the 2026 Senior Notes (defined below) during March 2025. For the six months ended June 30, 2026, the weighted average borrowings outstanding under the Credit Facility were $2.2 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.50%. During the six months ended June 30, 2025, the weighted average borrowings outstanding under the Credit Facility were $310.3 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.47%.
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

Income tax benefit (expense). Our effective tax rate was recorded at 18.9% of pre-tax income and (298.4)% of pre-tax loss for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate for the six months ended June 30, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on our deferred taxes on unremitted earnings. As a result, we recognized an additional income tax benefit of $41.8 million during the six months ended June 30, 2026, with a corresponding decrease to deferred tax liabilities. The effective tax rate for the six months ended June 30, 2025 was lower than the statutory federal rate of 21% primarily as a result of the impact of the goodwill impairment charge recorded during the same period.
Liquidity and Capital Resources
As of June 30, 2026, we had $2,581.2 million of liquidity available, including $1,969.6 million of aggregate unused borrowing capacity available under the Credit Facility (defined below) and $611.6 million in cash and cash equivalents. During the six months ended June 30, 2026, our primary sources of liquidity were from cash flows from operations, available borrowing capacity under the Credit Facility, and cash on hand. During the same period, our primary liquidity requirements were capital expenditures for the development of oil and gas properties, dividend payments, share repurchases, and working capital requirements.
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
Capital availability is affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of sustainability matters and other factors, many of which are beyond our control. The uncertain path of future interest rates creates additional economic uncertainty. During the first half of 2026, higher energy and commodity prices contributed to a renewed rise in U.S. inflation, and the U.S. Federal Reserve held its benchmark interest rate steady. Although we are unable to predict future interest rates, any resulting disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
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

Commitments. We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGL, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $553.3 million as of June 30, 2026. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGL and natural gas from third parties to satisfy our minimum volume commitments. See “Item 1. Financial Statements (Unaudited)—Note 16—Commitments and Contingencies” and “Item 8. Financial Statements and Supplementary Data—Note 20—Commitments and Contingencies” in our 2025 Annual Report for additional information on our volume delivery commitments.
Long-term debt
Our long-term debt consists of a senior secured revolving line of credit that is generally used to support our working capital requirements, $750.0 million of 6.000% senior unsecured notes and $750.0 million of 6.750% senior unsecured notes.
Senior secured revolving line of credit. As of June 30, 2026, we had a senior secured revolving credit facility (the “Credit Facility”) with a borrowing base of $2.75 billion and an aggregate amount of elected commitments of $2.0 billion that is due November 3, 2029. We had no net borrowings outstanding and $30.4 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $1,969.6 million as of June 30, 2026. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. The semi-annual redetermination of our borrowing base was completed in May 2026, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. The next redetermination is scheduled for October 2026.
For the six months ended June 30, 2026, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.50% compared to 6.47% for the six months ended June 30, 2025.
We were in compliance with the financial covenants in the Credit Facility at June 30, 2026. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
Senior unsecured notes. As of June 30, 2026, we had $750.0 million of 6.000% senior unsecured notes (the “2030 Senior Notes”) that mature on October 1, 2030 and $750.0 million of 6.750% senior unsecured notes (the “2033 Senior Notes”) that mature on March 15, 2033. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, and interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information.
Cash Flows
Our cash flows for the six months ended June 30, 2026 and 2025 are presented below:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$1,623,621	$1,076,703
Net cash used in investing activities	(830,575)	(677,782)
Net cash used in financing activities	(371,009)	(395,384)
Increase in cash and cash equivalents	$422,037	$3,537
Cash flows provided by operating activities
Our net cash flows provided by operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $1,623.6 million for the six months ended June 30, 2026. The increase in net cash provided by operating activities of $546.9 million as compared to the six months ended June 30, 2025 was primarily due to an increase in crude oil and natural gas revenues primarily due to higher crude oil and natural gas average realized prices and working capital changes, partially offset by increases in our production taxes and LOE. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) increased net cash flows from operating activities by $59.1 million during the six months ended June 30, 2026 and decreased net cash flows from operating activities by $12.5 million during the six months ended June 30, 2025. Changes in working capital associated with our capital expenditure activities and settlements of outstanding commodity derivative instruments impact our cash flows from investing activities.

The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1,969.6 million at June 30, 2026, and excludes current hedge assets, which were $49.6 million at June 30, 2026. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, of which there were $16.1 million at June 30, 2026.
Cash flows used in investing activities
For the six months ended June 30, 2026, net cash used in investing activities of $830.6 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $755.5 million, settlement of derivative contracts of $88.8 million and acquisitions and leasehold costs of $8.7 million, partially offset by the receipt of the 2025 contingent consideration earn-out payment of $25.0 million. For the six months ended June 30, 2025, net cash used in investing activities of $677.8 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $704.4 million and $26.2 million paid primarily for acreage in the Williston Basin, partially offset by the receipt of the 2024 contingent consideration earn-out payment of $25.0 million and the settlement of derivative contracts of $14.1 million.
Cash flows used in financing activities
For the six months ended June 30, 2026, the net cash used in financing activities of $371.0 million was primarily attributable to payments to repurchase our common stock of $217.7 million, dividends paid to shareholders of $147.7 million, repayments under the Credit Facility of $85.0 million, offset by borrowings under the Credit Facility of $85.0 million. For the six months ended June 30, 2025, net cash used in financing activities of $395.4 million was primarily attributable to the repayments of the 2026 Senior Notes totaling $401.4 million, payments to repurchase our common stock of $274.0 million, dividends paid to shareholders of $168.8 million, payments for income tax withholdings on vested equity-based compensation awards of $21.8 million, payment of debt issuance costs of $13.4 million made primarily in connection with the issuance of the 2033 Senior Notes and repayments under the Credit Facility of $2,700.0 million, partially offset by borrowings under the Credit Facility of $2,435.0 million, resulting in net repayments under the Credit Facility of $265.0 million. These uses of cash were partially offset by proceeds from the issuance of the 2033 Senior Notes of $750.0 million.
Capital Expenditures
Our capital expenditures are summarized in the following table for the periods presented:

	Three Months Ended		Six Months Ended
	March 31, 2026	June 30, 2026	June 30, 2026
	(In thousands)
E&P(1)	$330,571	$402,316	$732,887
Midstream	14,203	14,241	28,444
Other(2)	113	191	304
Capitalized interest	933	899	1,832
Total capital expenditures(3)	$345,820	$417,647	$763,467
__________________
(1)E&P capital expenditures include approximately $0.7 million and $3.7 million of non-operated capital expenditures related to certain non-operated divested assets that were reimbursable for the three and six months ended June 30, 2026, respectively.
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
Acquisitions
Acquisitions and leasehold costs were $3.7 million and $8.7 million for the three and six months ended June 30, 2026, respectively.

Dividends
On August 5, 2026, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on September 4, 2026 to shareholders of record as of August 20, 2026. See “Item 1. Financial Statements (Unaudited)—Note 14—Stockholders’ Equity” for additional information.
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
Share Repurchase Program
During the six months ended June 30, 2026, we repurchased 1,663,410 shares of common stock at a weighted average price of $131.14 per common share for a total cost of $218.1 million under our $1.0 billion share repurchase program authorized by our Board of Directors in August 2025. As of June 30, 2026, there was $734.0 million of capacity remaining under this share repurchase program.
During the six months ended June 30, 2025, we repurchased 2,600,117 shares of common stock under a previous share repurchase program at a weighted average price of $104.41 per common share for a total cost of $271.5 million.
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

The fair value of our unrealized crude oil derivative positions at June 30, 2026 was a net asset position of $35.3 million. A 10% increase in crude oil prices would reduce the fair value of this unrealized derivative asset position by approximately $105.5 million, while a 10% decrease in crude oil prices would increase the fair value of this unrealized derivative asset position by approximately $99.3 million. The fair value of our unrealized natural gas derivative positions at June 30, 2026 was a net asset position of $18.9 million. A 10% increase in natural gas prices would reduce the fair value of this unrealized derivative asset position by approximately $13.9 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $9.2 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
Interest rate risk. At June 30, 2026, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.000% per annum and $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum. At June 30, 2026, we had no borrowings and $30.4 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). As of June 30, 2026, there were no borrowings outstanding under our Credit Facility; therefore, a 100-basis point increase in interest rates would have no impact on our annual interest expense. See “Item 1. Financial Statements (Unaudited)—Note 10—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the six months ended June 30, 2026, our credit losses on joint interest receivables were $2.5 million. We had no credit losses on joint interest receivables for the three months ended June 30, 2026. We are also subject to credit risk due to the concentration of our crude oil, NGL and natural gas receivables with several significant customers. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial position and related financial results.
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

Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended June 30, 2026:

Period	Total Number of Shares Exchanged or Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)
April 1 – April 30, 2026	—	$—	—	$881,431,900
May 1 – May 31, 2026	415,380	140.79	413,768	823,185,145
June 1 – June 30, 2026	690,578	129.09	690,578	734,036,116
Total	1,105,958	$133.48	1,104,346
___________________
(1)During the second quarter of 2026, we withheld 1,612 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)In August 2025, our Board of Directors authorized a new share repurchase program covering up to $1.0 billion of common stock with no expiration date. During the second quarter of 2026, we repurchased 1,104,346 shares of our common stock at a weighted average price of $133.47 per common share for a total cost of $147.4 million, excluding accrued excise tax of $1.4 million, under this share repurchase program.
Item 5. — Other Information
Rule 10b5-1 trading arrangements. During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CHORD ENERGY CORPORATION

Date:	August 6, 2026	By:	/s/ Daniel E. Brown
Daniel E. Brown
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Lara J. Kroll
Lara J. Kroll
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)