Form 10-Q
period 2026-09-30
Chord Energy Corp
filed 2026-11-05
CIK 1486159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares of the registrant’s common stock outstanding at October 30, 2026: 53,183,193 shares.

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

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
Chord Energy Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025

	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$804,713	$189,531
Accounts receivable, net	1,448,229	1,116,685
Inventory	111,978	115,713
Prepaid expenses	32,453	33,767
Derivative instruments	281	77,312
Other current assets	5,640	5,061
Current assets held for sale	444,421	—
Total current assets	2,847,715	1,538,069
Property, plant and equipment
Oil and gas properties (successful efforts method)	15,441,121	14,848,968
Other property and equipment	61,740	60,395
Less: accumulated depreciation, depletion and amortization	(4,599,957)	(3,572,834)
Total property, plant and equipment, net	10,902,904	11,336,529
Derivative instruments	—	8,366
Investment in equity securities	143,507	119,698
Long-term inventory	26,042	30,759
Operating right-of-use assets	14,141	12,749
Other assets	36,967	28,104
Total assets	$13,971,276	$13,074,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$106,525	$41,795
Revenues and production taxes payable	824,478	618,258
Accrued liabilities	920,542	735,386
Accrued interest payable	4,237	28,594
Derivative instruments	163,505	—
Current operating lease liabilities	10,565	14,656
Other current liabilities	45,883	11,898
Current liabilities held for sale	52,862	—
Total current liabilities	2,128,597	1,450,587
Long-term debt, net	1,482,245	1,479,581
Deferred tax liabilities	1,667,325	1,615,850
Asset retirement obligations	389,037	432,802
Derivative instruments	13,373	—
Operating lease liabilities	13,562	10,518
Other liabilities	10,516	4,982
Total liabilities	5,704,655	4,994,320

	September 30, 2026	December 31, 2025

	(In thousands, except share data)
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.01 par value: 240,000,000 shares authorized, 67,253,511 shares issued and 53,691,441 shares outstanding at September 30, 2026; and 240,000,000 shares authorized, 67,150,747 shares issued and 56,762,243 shares outstanding at December 31, 2025	676	675
Treasury stock, at cost: 13,562,070 shares at September 30, 2026 and 10,388,504 shares at December 31, 2025	(1,731,331)	(1,304,092)
Additional paid-in capital	7,358,236	7,339,735
Retained earnings	2,639,040	2,043,636
Total stockholders’ equity	8,266,621	8,079,954
Total liabilities and stockholders’ equity	$13,971,276	$13,074,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Revenues
Oil, NGL and gas revenues	$1,408,368	$966,847	$4,053,241	$3,020,537
Purchased oil and gas sales	297,533	345,234	1,490,980	687,150
Total revenues	1,705,901	1,312,081	5,544,221	3,707,687
Operating expenses
Lease operating expenses	282,461	248,604	795,209	738,644
Gathering, processing and transportation expenses	81,587	73,052	211,370	220,467
Purchased oil and gas expenses	296,191	340,947	1,477,684	684,060
Production taxes	115,829	79,509	328,418	223,116
Depreciation, depletion and amortization	390,749	374,919	1,184,201	1,101,725
General and administrative expenses	32,009	21,861	99,411	92,778
Impairment and exploration	2,030	2,034	7,280	545,957
Total operating expenses	1,200,856	1,140,926	4,103,573	3,606,747
Gain (loss) on sale of assets, net	(28)	(365)	311	4,628
Operating income	505,017	170,790	1,440,959	105,568
Other income (expense)
Net gain (loss) on derivative instruments	(246,002)	20,724	(379,607)	82,674
Net gain (loss) from investment in equity securities	7,186	(4,646)	31,158	(10,507)
Interest expense, net of capitalized interest	(26,747)	(18,717)	(80,006)	(53,324)
Loss on debt extinguishment	—	—	—	(3,494)
Other income, net	6,189	2,146	14,704	6,692
Total other income (expense), net	(259,374)	(493)	(413,751)	22,041
Income before income taxes	245,643	170,297	1,027,208	127,609
Income tax expense	(64,081)	(40,186)	(211,852)	(167,566)
Net income (loss)	$181,562	$130,111	$815,356	$(39,957)
Earnings (loss) per share (Note 16):
Basic	$3.30	$2.26	$14.51	$(0.72)
Diluted	$3.29	$2.26	$14.47	$(0.72)
Weighted average shares outstanding:
Basic	54,583	57,157	55,762	57,141
Diluted	54,745	57,157	56,329	57,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2025	56,762	$675	10,388	$(1,304,092)	$7,339,735	$2,043,636	$8,079,954
Equity-based compensation and vestings	125	1	—	—	8,042	—	8,043
Tax withholdings on settlement of equity-based awards	(44)	—	—	—	(4,323)	—	(4,323)
Dividends	—	—	—	—	—	(74,571)	(74,571)
Share repurchases	(559)	—	559	(71,364)	—	—	(71,364)
Net income	—	—	—	—	—	108,608	108,608
Balance as of March 31, 2026	56,284	676	10,947	(1,375,456)	7,343,454	2,077,673	8,046,347
Equity-based compensation and vestings	19	—	—	—	8,772	—	8,772
Tax withholdings on settlement of equity-based awards	(2)	—	—	—	(234)	—	(234)
Dividends	—	—	—	—	—	(73,888)	(73,888)
Share repurchases	(1,104)	—	1,104	(148,844)	—	—	(148,844)
Net income	—	—	—	—	—	525,186	525,186
Balance as of June 30, 2026	55,197	676	12,051	(1,524,300)	7,351,992	2,528,971	8,357,339
Equity-based compensation and vestings	7	—	—	—	6,634	—	6,634
Tax withholdings on settlement of equity-based awards	(3)	—	—	—	(390)	—	(390)
Dividends	—	—	—	—	—	(71,493)	(71,493)
Share repurchases	(1,510)	—	1,510	(207,031)	—	—	(207,031)
Net income	—	—	—	—	—	181,562	181,562
Balance as of September 30, 2026	53,691	$676	13,561	$(1,731,331)	$7,358,236	$2,639,040	$8,266,621

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balance as of December 31, 2024	60,071	$673	6,897	$(936,157)	$7,336,091	$2,301,655	$8,702,262
Equity-based compensation and vestings	237	2	—	—	6,876	—	6,878
Tax withholdings on settlement of equity-based awards	(117)	(1)	—	—	(14,356)	—	(14,357)
Dividends	—	—	—	—	—	(77,429)	(77,429)
Share repurchases	(1,994)	—	1,994	(218,527)	—	—	(218,527)
Net income	—	—	—	—	—	219,837	219,837
Balance as of March 31, 2025	58,197	674	8,891	(1,154,684)	7,328,611	2,444,063	8,618,664
Equity-based compensation and vestings	141	1	—	—	6,121	—	6,122
Tax withholdings on settlement of equity-based awards	(83)	—	—	—	(7,437)	—	(7,437)
Dividends	—	—	—	—	—	(75,733)	(75,733)
Share repurchases	(606)	—	606	(55,487)	—	—	(55,487)
Net loss	—	—	—	—	—	(389,905)	(389,905)
Balance as of June 30, 2025	57,649	675	9,497	(1,210,171)	7,327,295	1,978,425	8,096,224
Equity-based compensation and vestings	4	—	—	—	6,464	—	6,464
Tax withholdings on settlement of equity-based awards	—	—	—	—	(307)	—	(307)
Dividends	—	—	—	—	—	(74,772)	(74,772)
Share repurchases	(788)	—	788	(83,823)	—	—	(83,823)
Warrants exercised	—	—	—	—	44	—	44
Net income	—	—	—	—	—	130,111	130,111
Balance as of September 30, 2025	56,865	$675	10,285	$(1,293,994)	$7,333,496	$2,033,764	$8,073,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$815,356	$(39,957)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,184,201	1,101,725
Loss on debt extinguishment	—	3,494
Gain on sale of assets	(311)	(4,628)
Impairment	37	539,323
Deferred income taxes	51,475	106,699
Net (gain) loss on derivative instruments	379,607	(82,674)
Net (gain) loss from investment in equity securities	(31,158)	10,507
Equity-based compensation expenses	23,448	19,464
Settlement of asset retirement obligations	(27,747)	(21,163)
Deferred financing costs amortization and other	(3,289)	1,881
Working capital and other changes:
Change in accounts receivable, net	(360,346)	71,401
Change in inventory	3,640	(12,343)
Change in prepaid expenses	4,077	4,686
Change in accounts payable, interest payable and accrued liabilities	338,767	(56,034)
Change in other assets and liabilities, net	27,248	(6,711)
Net cash provided by operating activities	2,405,005	1,635,670
Cash flows from investing activities:
Capital expenditures	(1,097,275)	(1,044,820)
Acquisitions	(10,697)	(27,434)
Acquisition deposit	—	(55,000)
Proceeds from divestitures	298	10,735
Deposit received for assets held for sale	55,000	—
Derivative settlements	(117,331)	31,954
Contingent consideration received	25,000	25,000
Distributions from investment in equity securities	7,350	9,182
Contributions to investments	(7,851)	—
Net cash used in investing activities	(1,145,506)	(1,050,383)
Cash flows from financing activities:
Proceeds from revolving credit facility	85,000	3,687,000
Principal payments on revolving credit facility	(85,000)	(4,132,000)
Repayment and discharge of senior notes	—	(401,432)
Issuance of senior notes	—	1,500,000
Deferred financing costs	—	(21,881)
Repurchases of common stock	(418,662)	(357,837)
Tax withholding on vesting of equity-based awards	(4,947)	(22,100)
Dividends paid	(219,074)	(243,418)
Payments on finance lease liabilities	(1,634)	(1,384)
Proceeds from warrants exercised	—	23
Net cash provided by (used in) financing activities	(644,317)	6,971
Increase in cash and cash equivalents	615,182	592,258

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash and cash equivalents:
Beginning of period	189,531	36,950
End of period	$804,713	$629,208

Supplemental cash flow information:
Cash paid for income taxes	$119,192	$73,099
Supplemental non-cash transactions:
Change in accrued capital expenditures	$47,576	$(252)
Change in asset retirement obligations	4,900	102,364
Change in dividends payable	879	1,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Chord Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Summary of Significant Accounting Policies
Chord Energy Corporation, a Delaware corporation (together with its consolidated subsidiaries, the “Company” or “Chord”), is an independent exploration and production (“E&P”) company engaged in the acquisition, exploration, development and production of crude oil, NGL and natural gas primarily in the Williston Basin with limited non-operated interests in the Marcellus Shale. As of September 30, 2026, the Company’s Marcellus Shale assets were classified as held for sale. See Note 9—Assets Held for Sale.
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
Risks and Uncertainties
As a producer of crude oil, NGL and natural gas, the Company’s revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for crude oil, NGL and natural gas, which are cyclical and dependent upon numerous factors beyond the Company’s control such as economic, geopolitical, political and regulatory developments and competition from other energy sources. Energy markets experienced significant volatility during the first nine months of 2026, driven primarily by the escalation of conflict in the Middle East beginning in late February and the resulting disruptions to global oil and natural gas supply following the effective closure of the Strait of Hormuz to most commercial shipping. Continued geopolitical tensions, including the uncertain pace and durability of any diplomatic resolution between the United States and Iran and periodic actual and potential escalations in hostilities, uncertainty around OPEC+ production policy, including the withdrawal of the United Arab Emirates from OPEC+ effective in May 2026 and the withdrawal’s potential to reduce the group’s ability to coordinate global supply, and the potential economic outcomes of tariff and trade policy decisions of the U.S. or other governments create difficulty in predicting future impacts to commodity prices, which could affect the Company’s financial position, results of operations, cash flows, capital and operating costs, and the quantities of crude oil, NGL and natural gas reserves that may be economically produced.
Out-of-Period Adjustment
During the nine months ended September 30, 2026, the Company recorded an out-of-period tax benefit in the amount of $41.8 million. See Note 13—Income Taxes.

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
During the second quarter of 2026, the Company acquired an 8.5% ownership interest in a private specialty chemicals company, which is reflected within other long-term assets on the Condensed Consolidated Balance Sheets. The Company has applied the equity method of accounting as it has established significant influence through its contractual right to designate a member of the investee’s board of directors. The Company's board designee is an employee of the Company; accordingly, the Company's investment in and commercial arrangements with the investee are considered related party transactions under FASB ASC 850-10, Related Party Disclosures.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). This standard establishes guidance for how a business entity accounts for government grants, distinguishing between grants related to assets and grants related to income. The standard also requires enhanced disclosures regarding the nature, terms, and amounts of government grants recognized in the financial statements. ASU 2025-10 is effective for annual and interim reporting periods beginning after December 15, 2028, with early adoption permitted.
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
2. Revenue Recognition
Revenues from contracts with customers were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Crude oil revenues	$1,306,648	$910,811	$3,717,901	$2,745,874
Purchased crude oil sales	285,753	338,224	1,465,359	666,931
NGL and natural gas revenues	101,720	56,036	335,340	274,663
Purchased natural gas sales	11,780	7,010	25,621	20,219
Total revenues	$1,705,901	$1,312,081	$5,544,221	$3,707,687

The Company records revenue when the performance obligations under the terms of its customer contracts are satisfied. For sales of commodities, the Company records revenue in the month the production or purchased product is delivered to the purchaser. However, settlement statements and payments are typically not received for 20 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The Company uses knowledge of its properties, its properties’ historical performance, spot market prices and other factors as the basis for these estimates. The Company records the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. In certain cases, the Company is required to estimate these revenues during a reporting period and record any differences between the estimated revenues and actual revenues in the following reporting period. Differences between estimated revenues and actual revenues have historically not been significant. For the three and nine months ended September 30, 2026 and 2025, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.
3. Inventory
The Company’s inventory balances are comprised of the following:

	September 30, 2026	December 31, 2025

	(In thousands)
Inventory
Equipment and materials	$59,327	$61,582
Crude oil inventory	52,651	54,131
Total inventory	111,978	115,713
Long-term inventory
Linefill in third-party pipelines	26,042	30,759
Total long-term inventory	26,042	30,759
Total	$138,020	$146,472

4. Additional Balance Sheet Information
The following table sets forth certain balance sheet amounts comprised of the following:

	September 30, 2026	December 31, 2025

	(In thousands)
Accounts receivable, net
Trade and other accounts	$1,234,910	$894,309
Joint interest accounts	227,215	233,919
Total accounts receivable	1,462,125	1,128,228
Less: allowance for credit losses	(13,896)	(11,543)
Total accounts receivable, net	$1,448,229	$1,116,685

Revenues and production taxes payable
Royalties payable and revenue suspense	$763,417	$583,475
Production taxes payable	61,061	34,783
Total revenues and production taxes payable	$824,478	$618,258

Accrued liabilities
Accrued oil and gas marketing	$258,682	$235,111
Accrued capital costs	307,856	260,280
Accrued lease operating expenses	158,375	121,306
Accrued general and administrative expenses	41,606	45,607
Current portion of asset retirement obligations	69,188	49,117
Accrued dividends	973	859
Other accrued liabilities	83,862	23,106
Total accrued liabilities	$920,542	$735,386

5. Fair Value Measurements
In accordance with the FASB’s authoritative guidance on fair value measurements, certain of the Company’s financial assets and liabilities are measured at fair value on a recurring basis. The Company’s financial instruments, including certain cash and cash equivalents, accounts receivable, accounts payable and other payables, are carried at cost, which approximates their respective fair market values due to their short-term maturities. The Company recognizes its non-financial assets and liabilities, such as ARO (see Note 12—Asset Retirement Obligations) and properties acquired in a business combination (See Note 8—Acquisitions) or upon impairment (see Note 7—Property, Plant and Equipment), at fair value on a non-recurring basis.
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
The following tables set forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Fair value at September 30, 2026
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$281	$—	$281
Investment in equity securities (see Note 10)	143,507	—	—	143,507
Total assets	$143,507	$281	$—	$143,788
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$176,878	$—	$176,878
Total liabilities	$—	$176,878	$—	$176,878

	Fair value at December 31, 2025
	Level 1	Level 2	Level 3	Total

	(In thousands)
Assets:
Commodity derivative contracts (see Note 6)	$—	$85,678	$—	$85,678
Investment in equity securities (see Note 10)	119,698	—	—	119,698
Total assets	$119,698	$85,678	$—	$205,376
Liabilities:
Commodity derivative contracts (see Note 6)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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

Investment in equity securities. The Company owns common units in Energy Transfer LP (“Energy Transfer”) which are accounted for using the fair value option under FASB ASC 825-10, Financial Instruments. The fair value of the Company’s investment in Energy Transfer was determined using Level 1 inputs based upon the quoted market price of Energy Transfer’s publicly traded common units at September 30, 2026 and December 31, 2025, respectively. See Note 10—Investment in Equity Securities for additional information.
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
6. Derivative Instruments
Commodity derivative contracts. The Company utilizes derivative financial instruments to manage risks related to changes in commodity prices. The Company’s crude oil contracts settle monthly based on the average NYMEX WTI, while crude oil basis swaps settle monthly based on the average fixed differential between NYMEX WTI and ICE BRENT. Natural gas contracts settle monthly based on the average NYMEX Henry Hub natural gas index price.
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

At September 30, 2026, the Company had the following outstanding commodity derivative contracts:

Commodity	Settlement Period	Derivative Instrument	Volumes		Weighted Average Prices
					Fixed Price Swaps	Sub-Floor	Floor	Ceiling

Crude oil	2026	Three-way collar	1,702,000	Bbls		$54.05	$70.54	$82.67
Crude oil	2026	Two-way collar	4,485,000	Bbls			$75.61	$83.88
Crude oil	2026	Fixed price swaps	1,012,000	Bbls	$64.94
Crude oil	2027	Three-way collar	9,073,500	Bbls		$50.15	$65.54	$78.33
Crude oil	2027	Two-way collar	4,448,000	Bbls			$70.85	$78.23
Crude oil	2027	Fixed price swaps	906,000	Bbls	$69.82
Crude oil	2028	Three-way collar	3,190,000	Bbls		$52.57	$68.37	$78.70
Natural gas	2026	Two-way collar	3,220,000	MMBtu			$3.82	$4.33
Natural gas	2026	Fixed price swaps	7,360,000	MMBtu	$3.93
Natural gas	2027	Two-way collar	4,525,000	MMBtu			$3.75	$4.18
Natural gas	2027	Fixed price swaps	11,840,000	MMBtu	$3.94
Natural gas	2028	Fixed price swaps	1,820,000	MMBtu	$3.56
At September 30, 2026, the Company had the following outstanding crude oil basis swaps:

Index	Settlement Period	Volumes		Weighted Average Differential(1)

NYMEX WTI - ICE BRENT	2026	1,288,000	Bbls	$(5.58)
____________________
(1)The weighted average differential represents the average fixed differential to NYMEX WTI as stated in the related contracts, which is compared to ICE BRENT. If NYMEX WTI combined with the fixed differential as stated in each contract is lower than ICE BRENT at any settlement date, the Company receives the difference. Conversely, if NYMEX WTI combined with the fixed differential as stated in each contract is higher than ICE BRENT, the Company pays the difference.
Subsequent to September 30, 2026 through November 4, 2026, the Company entered into the following commodity derivative contracts:

					Weighted Average Prices
Commodity	Settlement Period	Derivative Instrument	Volumes		Sub-Floor	Floor	Ceiling

Crude Oil	2027	Two-way collar	3,820,000	Bbls		$83.05	$90.49
Crude Oil	2028	Three-way collar	457,000	Bbls	$55.00	$76.18	$83.92
Contingent consideration. In connection with the Company’s 2021 divestiture of certain oil and gas properties, the Company was entitled to receive up to three earn-out payments of $25.0 million per year for each of 2023, 2024 and 2025 if the average daily settlement price of NYMEX WTI exceeded $60 per barrel for such year (the “Contingent Consideration”). In each of January 2024, 2025 and 2026, the Company received $25.0 million related to the 2023, 2024 and 2025 earn-out payments, respectively. There are no earn-out payments remaining as of September 30, 2026.

The following table summarizes the location and amounts of gains and losses from the Company’s derivative instruments recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statements of Operations Location	2026	2025	2026	2025

		(In thousands)
Commodity derivatives	Net gain (loss) on derivative instruments	$(246,002)	$19,784	$(379,607)	$80,814
Contingent consideration	Net gain (loss) on derivative instruments	—	940	—	1,860
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
The following table summarizes the location and fair value of all outstanding derivative instruments recorded in the Company’s Condensed Consolidated Balance Sheets:

		September 30, 2026
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$73,310	$(73,029)	$281
Commodity derivatives	Derivative instruments — non-current assets	34,943	(34,943)	—
Total derivatives assets		$108,253	$(107,972)	$281

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$236,534	$(73,029)	$163,505
Commodity derivatives	Derivative instruments — non-current liabilities	48,316	(34,943)	13,373
Total derivatives liabilities		$284,850	$(107,972)	$176,878

		December 31, 2025
Derivative Instrument	Balance Sheet Location	Gross Amount	Gross Amount Offset	Net Amount

		(In thousands)
Derivatives assets:
Commodity derivatives	Derivative instruments — current assets	$93,850	$(16,538)	$77,312
Commodity derivatives	Derivative instruments — non-current assets	24,413	(16,047)	8,366
Total derivatives assets		$118,263	$(32,585)	$85,678

Derivatives liabilities:
Commodity derivatives	Derivative instruments — current liabilities	$16,538	$(16,538)	$—
Commodity derivatives	Derivative instruments — non-current liabilities	16,047	(16,047)	—
Total derivatives liabilities		$32,585	$(32,585)	$—

7. Property, Plant and Equipment
The following table sets forth the Company’s property, plant and equipment for the periods presented:

	September 30, 2026	December 31, 2025

	(In thousands)
Proved oil and gas properties	$14,771,147	$14,127,286
Less: Accumulated depletion	(4,565,673)	(3,541,219)
Proved oil and gas properties, net	10,205,474	10,586,067
Unproved oil and gas properties	669,974	721,682
Other property and equipment	61,740	60,395
Less: Accumulated depreciation	(34,284)	(31,615)
Other property and equipment, net	27,456	28,780
Total property, plant and equipment, net	$10,902,904	$11,336,529
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
On October 31, 2025, the Company completed the 2025 Williston Basin Acquisition for total cash consideration of $542.2 million, including a cash deposit of $55.0 million to XTO upon execution of the purchase and sale agreement and $487.2 million paid to XTO at closing (subject to customary purchase price adjustments). As of June 30, 2026, the purchase price was finalized for total net cash consideration (including purchase price adjustments) of $540.4 million. The Company funded the 2025 Williston Basin Acquisition with proceeds from the issuance of the 2030 Senior Notes (defined in Note 11—Long-Term Debt) and cash on hand. The 2025 Williston Basin Acquisition was accounted for as a business combination and was recorded under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The post-acquisition operating results and pro forma revenue and earnings for the 2025 Williston Basin Acquisition were not material to the Company’s condensed consolidated financial statements and have therefore not been presented.
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
9. Assets Held for Sale
2026 Assets Held for Sale
During the third quarter of 2026, the Company entered into an agreement to divest its entire non-operated interest in the Marcellus Shale to a subsidiary of POSCO International Corporation (“POSCO”). The transaction is expected to close during the fourth quarter of 2026, subject to customary closing conditions, for estimated total gross proceeds of $550.0 million, subject to customary purchase price adjustments. Upon execution of the purchase and sale agreement, the Company received a refundable cash deposit of $55.0 million from POSCO, which is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2026. As of September 30, 2026, the Company classified the assets and liabilities associated with these properties as held for sale on its Condensed Consolidated Balance Sheet. Since these properties were classified as held for sale, the Company ceased depreciation and recognized no impairment on the assets held for sale.
The following table presents balance sheet data related to the assets held for sale at September 30, 2026:

September 30, 2026

(In thousands)
Assets:
Oil and gas properties	$570,937
Less: accumulated depreciation, depletion and amortization	(128,815)
Total property, plant and equipment, net	442,122
Other current assets	2,299
Total current assets held for sale	$444,421

Liabilities:
Revenue and production taxes payable	27,067
Asset retirement obligations	25,795
Total current liabilities held for sale	$52,862

Net assets	$391,559

10. Investment in Equity Securities
As of September 30, 2026 and December 31, 2025, the fair value of the Company’s investment in Energy Transfer was $143.5 million and $119.7 million, respectively, which represented less than 5% of Energy Transfer’s issued and outstanding common units. The carrying amount of the Company’s investment in Energy Transfer is recorded to investment in equity securities on the Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2026, the Company recorded a gain of $7.2 million and $31.2 million, respectively, on its investment in Energy Transfer, comprised of an unrealized gain for the change in fair value of the investment of $4.7 million and $23.8 million, respectively, and a realized gain for cash distributions received of $2.5 million and $7.3 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded a net loss of $4.6 million and $10.5 million, respectively, on its investment in Energy Transfer, comprised of an unrealized loss for the change in the fair value of its investment of $7.0 million and $17.6 million, respectively, partially offset by a realized gain for cash distributions received of $2.4 million and $7.1 million, respectively.
11. Long-Term Debt
The Company’s long-term debt consists of the following:

	September 30, 2026	December 31, 2025

	(In thousands)
Senior secured revolving line of credit	$—	$—
2030 Senior Notes	750,000	750,000
2033 Senior Notes	750,000	750,000
Less: unamortized deferred financing costs	(17,755)	(20,419)
Total long-term debt, net	$1,482,245	$1,479,581
Senior secured revolving line of credit. As of September 30, 2026, the Company had a senior secured revolving credit facility with a maturity date of November 3, 2029.
In October 2026, the Company entered into an eighth amendment (the “Eighth Amendment”) to the senior secured revolving credit facility (as amended, the “Credit Facility”). Pursuant to the Eighth Amendment, the maturity date was extended from November 3, 2029 to October 30, 2031, subject to an earlier springing maturity tied to the 2030 Senior Notes (as defined below) if they are not earlier substantially repaid. Additionally, certain other amendments were made to baskets and thresholds and certain other provisions were updated to reflect current market practice. In connection with entry into the Eighth Amendment, the semi-annual redetermination of the Company’s borrowing base was completed, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. The Credit Facility’s borrowing base is subject to redetermination semi-annually, on or about April 1 and October 1, with the next redetermination scheduled for April 1, 2027.
At September 30, 2026, the Company had no borrowings outstanding and $30.3 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing base capacity of $1,969.7 million. At December 31, 2025, the Company had no borrowings outstanding and $32.8 million of outstanding letters of credit issued under the Credit Facility, resulting in an unused borrowing base capacity of $1,967.2 million.
During the nine months ended September 30, 2026, the weighted average interest rate incurred on borrowings on the Credit Facility was 7.50%. The Company had no borrowings outstanding under the Credit Facility during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the weighted average interest rate was 6.60% and 6.51%, respectively. The Company was in compliance with the financial covenants under the Credit Facility at September 30, 2026. The fair value of the Credit Facility approximates its carrying value since borrowings under the Credit Facility bear interest at variable rates, which are tied to current market rates.
Borrowings are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit and swingline loans) in relation to the total revolving commitments and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). The Company incurs interest on outstanding loans at their respective interest rates plus a margin rate ranging from 1.75% to 2.75% for Term SOFR Loans and 0.75% to 1.75% for ABR Loans or Swingline Loans. The unused revolving commitments are subject to a commitment fee ranging from 0.375% to 0.500%.

2030 Senior Notes. On September 30, 2025, the Company issued in a private placement $750.0 million of 6.000% senior unsecured notes due October 1, 2030 (the “2030 Senior Notes”). The 2030 Senior Notes were issued at par and resulted in proceeds of $739.6 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2026. The proceeds were used (i) to fund the 2025 Williston Basin Acquisition and to pay related costs and expenses, (ii) to pay fees and expenses associated with the offering of the 2030 Senior Notes and (iii) for general corporate purposes, including repayment of a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2030 Senior Notes, the Company recorded deferred financing costs of $10.4 million, which are amortized to interest expense on the Company’s Condensed Consolidated Statement of Operations over the term of the 2030 Senior Notes. As of September 30, 2026, the fair value of the 2030 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $736.0 million.
2033 Senior Notes. On March 13, 2025, the Company issued in a private placement $750.0 million of 6.750% senior unsecured notes due March 15, 2033 (the “2033 Senior Notes”). The 2033 Senior Notes were issued at par and resulted in proceeds of $738.8 million, after deducting underwriters’ discounts, commissions and other expenses. Interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year, which began on September 15, 2025. The proceeds were used to repurchase the 2026 Senior Notes (as defined below) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2026 Senior Notes not tendered in the concurrent tender offer (which were redeemed on June 1, 2025) and to repay a portion of the borrowings outstanding under the Credit Facility. In connection with the issuance of the 2033 Senior Notes, the Company recorded deferred financing costs of $11.6 million, which are amortized to interest expense on the Company’s Condensed Consolidated Statement of Operations over the term of the 2033 Senior Notes. As of September 30, 2026, the fair value of the 2033 Senior Notes, which are traded among qualified institutional investors and represent a Level 1 fair value measurement, was $738.5 million.
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
12. Asset Retirement Obligations
The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2026:

(In thousands)

Balance at December 31, 2025	$481,919
Liabilities incurred during period	5,343
Liabilities settled during period	(27,747)
Liabilities settled through divestitures	(443)
Accretion expense during period	24,948
Liabilities held for sale	(25,795)
Balance at September 30, 2026	$458,225
The Company’s ARO includes plugging and abandonment liabilities for its oil and gas properties in the United States and Canada. Accretion expense is included in depreciation, depletion and amortization on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2026, the current portion of the total ARO balance was $69.2 million, and is included in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.

13. Income Taxes
The Company’s effective tax rate was 26.1% and 20.6% for the three and nine months ended September 30, 2026, respectively, as compared to an effective tax rate of 23.6% and 131.3% for the three and nine months ended September 30, 2025, respectively.
The effective tax rate for the three months ended September 30, 2026 was higher than the statutory federal rate of 21% primarily as a result of state income taxes. The effective tax rate for the nine months ended September 30, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on the Company’s deferred taxes on unremitted earnings. As a result, the Company recognized an additional income tax benefit of $41.8 million during the nine months ended September 30, 2026, with a corresponding decrease to deferred tax liabilities. The Company determined that this misstatement was not material to any of its previously issued financial statements nor is it expected to be material to the results for the full year ending December 31, 2026.
The effective tax rate for the three months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of state income taxes. The effective tax rate for the nine months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of goodwill impairment.
The Company paid income taxes of $30.8 million and $119.2 million during the three and nine months ended September 30, 2026, respectively, and $7.0 million and $73.1 million during the three and nine months ended September 30, 2025, respectively.
14. Equity-Based Compensation
The Company has granted RSUs, PSUs, and MSUs (each as defined below), as well as phantom unit awards under its equity compensation plans.
Equity-based compensation expenses are recognized in general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. The Company recognized equity-based compensation expenses related to equity-classified awards of $6.6 million and $23.4 million during the three and nine months ended September 30, 2026, respectively, and $6.5 million and $19.5 million during the three and nine months ended September 30, 2025, respectively. Equity-based compensation expenses related to liability-classified awards were $2.9 million and $6.1 million for the three and nine months ended September 30, 2026, respectively. Equity-based compensation expenses related to liability-classified awards were not material for the three and nine months ended September 30, 2025.
Restricted stock units. Restricted stock units (“RSUs”) are contingent shares that generally vest on either a cliff or graded basis over a one-year or three-year period (as applicable) and are subject to a service condition. During the nine months ended September 30, 2026, the Company granted 292,049 RSUs to employees and non-employee directors of the Company with a weighted average grant date fair value of $99.17 per share.
Market stock units. During the nine months ended September 30, 2026, the Company granted Market Stock Units (“MSUs”), which are eligible to vest and become earned at the end of the three-year performance period, which begins on January 1 of the initial grant year and ends on December 31 of the third year, subject to the level of achievement with respect to certain performance goals.
The MSUs are subject to time-based service requirements and market conditions based on the total stockholder return (“TSR”) achieved by the Company during the performance period. Depending on the Company’s TSR, award recipients may earn between 0% and 200% of the number of MSUs originally granted. Any earned MSUs will be settled in shares of the Company’s common stock.
During the nine months ended September 30, 2026, the Company granted 24,327 MSUs to certain employees of the Company with a weighted average grant date fair value of $128.29 per share.
Performance share units. During the nine months ended September 30, 2026, the Company granted PSUs that include (i) absolute TSR PSUs (“Absolute TSR PSUs”) and (ii) relative TSR PSUs (“Relative TSR PSUs” and collectively with the Absolute TSR PSUs, the “PSUs”), which are eligible to vest and become earned at the end of the three-year performance period which begins on January 1 of the initial grant year and ends on December 31 of the third year.
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
During the nine months ended September 30, 2026, the Company granted (i) 30,495 Absolute TSR PSUs to certain employees of the Company with a weighted average grant date fair value of $101.14 per share and (ii) 91,502 Relative TSR PSUs to employees of the Company with a weighted average grant date fair value of $114.53 per share.
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
The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the grant date fair value and associated equity-based compensation expenses for the PSUs and MSUs granted during the nine months ended September 30, 2026:

	Absolute and Relative TSR PSUs	Absolute TSR MSUs
Forecast period (years)	3	3
Risk-free interest rate	3.7%	3.7%
Implied equity volatility	33%	33%
Stock price on date of grant	$95.53	$95.53
Phantom unit awards. Phantom unit awards represent the right to receive a cash payment equal to the fair market value of one share of common stock upon vesting and vest on a graded basis over a three-year period and are subject to a service condition. During the nine months ended September 30, 2026, the Company granted 22,345 phantom unit awards to employees with a weighted average grant date fair value of $95.90 per share.

15. Stockholders’ Equity
Dividends
The following table summarizes the Company’s dividends declared for the nine months ended September 30, 2026 and 2025:

	Base Dividend Rate per Share	Total Dividends Declared

	(In thousands, except per share data)
Q3 2026	$1.30	$71,493
Q2 2026	1.30	73,888
Q1 2026	1.30	74,571
Total	$3.90	$219,952

Q3 2025	$1.30	$74,772
Q2 2025	1.30	75,733
Q1 2025	1.30	77,429
Total	$3.90	$227,934
Total dividends declared in the table above include $0.6 million and $2.5 million associated with dividend equivalent rights on unvested equity-based compensation awards for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.
On November 4, 2026, the Company declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on December 7, 2026 to shareholders of record as of November 19, 2026.
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
During the nine months ended September 30, 2026, the Company repurchased 3,173,566 shares of common stock at a weighted average price of $133.33 per common share for a total cost of $423.1 million, excluding accrued excise tax of $4.1 million. As of September 30, 2026, there was $529.0 million of capacity remaining under the Company’s $1.0 billion share repurchase program. Subsequent to September 30, 2026 through November 4, 2026, the Company repurchased 622,034 shares of common stock at a weighted average price of $146.33 per common share for a total cost of $91.0 million.
During the nine months ended September 30, 2025, the Company repurchased 3,388,561 shares of common stock at a weighted average price of $104.61 per common share for a total cost of $354.5 million, excluding excise tax of $3.3 million, under its previous share repurchase programs.

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
The following table summarizes the basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025

	(In thousands, except per share data)
Net income (loss)	$181,562	$130,111	$815,356	$(39,957)
Distributed and undistributed earnings allocated to participating securities	(1,461)	(751)	(6,490)	(1,313)
Net income (loss) attributable to common stockholders (basic)	180,101	129,360	808,866	(41,270)
Reallocation of distributed and undistributed earnings allocated to participating securities	3	—	6,490	—
Net income (loss) attributable to common stockholders (diluted)	$180,104	$129,360	$815,356	$(41,270)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	54,583	57,157	55,762	57,141
Dilutive effect of share-based awards	162	—	567	54
Diluted weighted average common shares outstanding	54,745	57,157	56,329	57,195

Basic earnings (loss) per share	$3.30	$2.26	$14.51	$(0.72)
Diluted earnings (loss) per share	$3.29	$2.26	$14.47	$(0.72)

Anti-dilutive weighted average common shares:
Potential common shares	128	771	164	910

For the three and nine months ended September 30, 2026, the diluted earnings per share calculation excludes the impact of unvested share-based awards that were anti-dilutive. For the three and nine months ended September 30, 2025, the diluted earnings per share calculation excludes the impact of unvested share-based awards and outstanding warrants that were anti-dilutive. There were no remaining warrants as of September 30, 2026, as all previously outstanding warrants expired on September 1, 2025.

17. Commitments and Contingencies
Included below is a discussion of various future commitments of the Company as of September 30, 2026. The commitments under these arrangements are not recorded in the accompanying Condensed Consolidated Balance Sheets. The amounts disclosed represent undiscounted cash flows on a gross basis and no inflation elements have been applied. As of September 30, 2026, the Company’s material off-balance sheet arrangements and transactions include $30.3 million in outstanding letters of credit issued under the Credit Facility and $121.7 million in net surety bond exposure issued as financial assurance on certain agreements.
Volume commitment agreements. As of September 30, 2026, the Company had certain agreements with an aggregate requirement to deliver, transport or purchase a minimum quantity of approximately 76.0 MMBbl of crude oil, 8.4 MMBbl of NGL, 249.3 Bcf of natural gas and 8.9 MMBbl of water within specified timeframes.
As of September 30, 2026, the undiscounted estimable future commitments under these volume commitment agreements are as follows:

(In thousands)
Year 1	$120,674
Year 2	104,104
Year 3	66,937
Year 4	56,846
Year 5	54,775
Thereafter	111,439
$514,775
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
As of September 30, 2026, there have been no material changes to the Company’s contingencies disclosed in Note 20—Commitments and Contingencies in the 2025 Annual Report.
18. Leases
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
•our ability to complete or realize the anticipated benefits from acquisitions or divestitures, including the divestiture of our non-operated interest in the Marcellus Shale;
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
Market Conditions and Commodity Prices
Our revenue, profitability and ability to return cash to shareholders depend substantially on factors beyond our control, such as economic, political and regulatory developments as well as competition from other sources of energy. Energy markets experienced significant volatility during the first nine months of 2026, driven primarily by the escalation of conflict in the Middle East beginning in late February and the resulting disruptions to global oil and natural gas supply following the effective closure of the Strait of Hormuz to most commercial shipping. Continued geopolitical tensions, including the uncertain pace and durability of any diplomatic resolution between the United States and Iran and periodic actual and potential escalations in hostilities, uncertainty around OPEC+ production policy, including the withdrawal of the United Arab Emirates from OPEC+ effective in May 2026 and the withdrawal’s potential to reduce the group’s ability to coordinate global supply, and the potential economic outcomes of tariff and trade policy decisions of the U.S. or other governments create difficulty in predicting future impacts to commodity prices, which could affect our financial position, results of operations, cash flows, capital and operating costs, and the quantities of crude oil, NGL and natural gas reserves that may be economically produced.
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
Additionally, we sell a significant amount of our crude oil production through gathering systems connected to multiple pipeline and rail facilities. These gathering systems, which originate at the wellhead, reduce the need to transport barrels by truck from the wellhead, helping remove trucks from local highways and reduce greenhouse gas emissions. As of September 30, 2026, substantially all of our gross operated crude oil and natural gas production were connected to gathering systems. Our market optionality on these crude oil gathering systems allows us to shift volumes between pipeline and, to a lesser extent, rail markets in order to optimize price realizations. Expansions of both pipeline and rail facilities in the Williston Basin have reduced prior constraints on crude oil takeaway capacity and improved our price differentials received at the lease.
In an effort to reduce inflationary pressures that emerged in the broader economy, central banks have in the past raised interest rates. During the first half of 2026, higher energy and commodity prices contributed to a renewed rise in U.S. inflation, which contributed to the U.S. Federal Reserve’s decision to raise its benchmark interest rate during the three months ended September 30, 2026. Higher interest rates generally reduce economic activity levels, which have and could in the future again result in lower commodity prices due to reduced demand for crude oil, NGL and natural gas. To the extent we and our relevant markets experience high inflation, we may see cost increases in our operations, including increases in equipment and labor costs, and as a result our revenues, estimates of future reserves, borrowing base calculations and impairment assessments could be negatively impacted.
Recent Developments
On September 14, 2026, we entered into an agreement to divest our entire non-operated interest in the Marcellus Shale to a subsidiary of POSCO International Corporation. The transaction is expected to close during the fourth quarter of 2026, subject to customary closing conditions, for estimated total gross proceeds of $550.0 million, subject to customary purchase price adjustments. Upon execution of the purchase and sale agreement, we received a refundable cash deposit of $55.0 million from POSCO, which is included in accrued liabilities on our Condensed Consolidated Balance Sheet at September 30, 2026.

Results of Operations
Operational and Financial Highlights
•Production volumes averaged 290,756 Boepd (57% oil), including average daily crude oil volumes of 165,540 Bopd in the third quarter of 2026.
•Capital expenditures (excluding capitalized interest) were $381.8 million in the third quarter of 2026.
•Lease operating expenses (“LOE”) were $10.56 per Boe in the third quarter of 2026.
•Net cash provided by operating activities was $781.4 million and net income was $181.6 million for the third quarter of 2026.
Shareholder Return Highlights
•Paid $1.30 per share base cash dividend on September 4, 2026.
•Repurchased $205.0 million of common stock (excluding accrued excise taxes) in the third quarter of 2026.
•Declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on December 7, 2026 to shareholders of record as of November 19, 2026.
Net Income (Loss)
We had net income of $181.6 million and $815.4 million for the three and nine months ended September 30, 2026, respectively, primarily due to increased realized oil prices and production volumes and net impacts from derivative instruments, compared to net income of $130.1 million and net loss of $40.0 million for the three and nine months ended September 30, 2025, respectively, primarily due to a non-cash impairment charge on our goodwill recorded during the second quarter of 2025. Additional impacts on net income from increases and decreases in certain revenues and expenses are further explained below.
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

The following table summarizes our revenues, production and average realized prices for the periods presented:

	Three Months Ended September 30, 2026	Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Revenues (in thousands)
Crude oil revenues	$1,306,648	$1,414,957	$3,717,901	$2,745,874
NGL revenues	60,458	44,596	143,276	114,736
Natural gas revenues	41,262	34,731	192,064	159,927
Purchased oil and gas sales	297,533	678,401	1,490,980	687,150
Total revenues	$1,705,901	$2,172,685	$5,544,221	$3,707,687
Production data
Crude oil (MBbls)	15,230	15,055	44,507	42,422
NGL (MBbls)	5,069	4,823	14,307	14,324
Natural gas (MMcf)(1)	38,697	37,129	112,849	114,715
Oil equivalents (MBoe)	26,750	26,067	77,622	75,865
Average daily production (Boepd)	290,756	286,447	284,328	277,893
Average daily crude oil production (Bopd)	165,540	165,436	163,028	155,391
Average sales prices
Crude oil (per Bbl)
Average sales price	$85.80	$93.99	$83.54	$64.73
Effect of derivative settlements(2)	(3.85)	(7.05)	(3.86)	0.51
Average realized price after the effect of derivative settlements(2)	$81.95	$86.94	$79.68	$65.24
NGL (per Bbl)
Average sales price	$11.92	$9.25	$10.01	$8.01
Effect of derivative settlements(2)	—	—	—	—
Average realized price after the effect of derivative settlements(2)	$11.92	$9.25	$10.01	$8.01
Natural gas (per Mcf)
Average sales price(1)	$1.07	$0.94	$1.70	$1.39
Effect of derivative settlements(2)	0.25	0.35	0.10	0.11
Average realized price after the effect of derivative settlements(1)(2)	$1.32	$1.29	$1.80	$1.50
____________________
(1)For the three months ended September 30, 2026 and June 30, 2026, natural gas production volume from the Marcellus Shale was 10,912 MMcf and 10,637 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $2.03 per Mcf and $2.10 per Mcf for the three months ended September 30, 2026 and June 30, 2026, respectively. For the nine months ended September 30, 2026 and September 30, 2025, natural gas production volume from the Marcellus Shale was 33,294 MMcf and 34,197 MMcf, respectively. The realized natural gas price related to this production, prior to the effect of derivative settlements, was $3.60 per Mcf and $3.14 per Mcf for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(2)The effect of derivative settlements includes the gains or losses on commodity derivatives for contracts ending in the periods presented. Our commodity derivatives do not qualify for or were not designated as hedging instruments for accounting purposes.
Three months ended September 30, 2026 as compared to three months ended June 30, 2026
Crude oil revenues. Our crude oil revenues decreased $108.3 million to $1,306.6 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The decrease was primarily due to lower crude oil average realized prices quarter over quarter resulting in a $123.3 million decrease, partially offset by an increase of $15.0 million due to higher crude oil production volumes sold quarter over quarter. Average crude oil sales prices, without derivative settlements, decreased by $8.19 per barrel quarter over quarter to an average of $85.80 per barrel for the three months ended September 30, 2026 primarily due to a decrease in the average NYMEX WTI quarter over quarter.

NGL revenues. Our NGL revenues increased $15.9 million to $60.5 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The increase was primarily due to higher average realized NGL prices quarter over quarter resulting in an increase of $13.0 million, coupled with an increase of $2.9 million due to higher NGL production volumes sold quarter over quarter. Average NGL sales prices, without derivative settlements, increased by $2.68 per barrel quarter over quarter to an average of $11.92 per barrel for the three months ended September 30, 2026 primarily due to increases in the corresponding NGL product index prices for butane, pentane and propane.
Natural gas revenues. Our natural gas revenues increased $6.5 million to $41.3 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The increase was primarily due to higher natural gas average realized prices quarter over quarter resulting in a $4.8 million increase quarter over quarter, coupled with an increase of $1.7 million due to higher natural gas production volumes sold quarter over quarter. Average natural gas sales prices, without derivative settlements, increased by $0.13 per Mcf quarter over quarter to $1.07 per Mcf for the three months ended September 30, 2026 primarily due to increases in the corresponding natural gas index prices quarter over quarter.
Purchased oil and gas sales. Purchased oil and gas sales decreased $380.9 million to $297.5 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. This decrease was primarily due to a decrease in the volume of crude oil purchased and subsequently sold quarter over quarter, coupled with lower crude oil prices quarter over quarter.
Nine months ended September 30, 2026 as compared to nine months ended September 30, 2025
Crude oil revenues. Our crude oil revenues increased $972.0 million to $3,717.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to higher crude oil average realized prices period over period resulting in a $797.8 million increase, coupled with an increase of $174.2 million due to higher crude oil production volumes sold period over period. Average crude oil sales prices, without derivative settlements, increased by $18.81 per barrel period over period to an average of $83.54 per barrel for the nine months ended September 30, 2026 primarily due to an increase in the average NYMEX WTI period over period.
NGL revenues. Our NGL revenues increased $28.5 million to $143.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to higher average realized NGL prices period over period resulting in a $28.7 million increase period over period. Average NGL sales prices, without derivative settlements, increased by $2.00 per barrel period over period to an average of $10.01 per barrel for the nine months ended September 30, 2026 primarily due to increases in the corresponding NGL product index prices for butane, pentane and propane period over period.
Natural gas revenues. Our natural gas revenues increased $32.1 million to $192.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to higher natural gas average realized prices period over period resulting in a $35.3 million increase, partially offset by a decrease of $3.2 million due to lower natural gas production volumes sold period over period. Average natural gas sales prices, without derivative settlements, increased by $0.31 per Mcf period over period to $1.70 per Mcf for the nine months ended September 30, 2026 primarily due to increases in the corresponding natural gas index prices period over period.
Purchased oil and gas sales. Purchased oil and gas sales increased $803.8 million to $1,491.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily due to an increase in the volume of crude oil purchased and subsequently sold period over period, coupled with increased crude oil prices over the same period.

Expenses and other income (expense)
The following table summarizes our operating expenses and other income (expense) for the periods presented:

	Three Months Ended September 30, 2026	Three Months Ended June 30, 2026	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

	(In thousands, except per Boe of production data)
Operating expenses
Lease operating expenses	$282,461	$267,839	$795,209	$738,644
Gathering, processing and transportation expenses	81,587	62,765	211,370	220,467
Purchased oil and gas expenses	296,191	671,661	1,477,684	684,060
Production taxes	115,829	125,878	328,418	223,116
Depreciation, depletion and amortization	390,749	409,237	1,184,201	1,101,725
General and administrative expenses	32,009	29,894	99,411	92,778
Impairment and exploration	2,030	2,687	7,280	545,957
Total operating expenses	1,200,856	1,569,961	4,103,573	3,606,747
Gain (loss) on sale of assets, net	(28)	(4)	311	4,628
Operating income	505,017	602,720	1,440,959	105,568
Other income (expense)
Net gain (loss) on derivative instruments	(246,002)	107,866	(379,607)	82,674
Net gain (loss) from investment in equity securities	7,186	1,143	31,158	(10,507)
Interest expense, net of capitalized interest	(26,747)	(26,663)	(80,006)	(53,324)
Loss on debt extinguishment	—	—	—	(3,494)
Other income, net	6,189	2,186	14,704	6,692
Total other income (expense), net	(259,374)	84,532	(413,751)	22,041
Income before income taxes	245,643	687,252	1,027,208	127,609
Income tax expense	(64,081)	(162,066)	(211,852)	(167,566)
Net income (loss)	$181,562	$525,186	$815,356	$(39,957)
Costs and expenses (per Boe of production)
Lease operating expenses	$10.56	$10.28	$10.24	$9.74
Gathering, processing and transportation expenses	3.05	2.41	2.72	2.91
Production taxes	4.33	4.83	4.23	2.94
Three months ended September 30, 2026 as compared to three months ended June 30, 2026
Lease operating expenses. LOE increased $14.6 million to $282.5 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The increase was primarily due to higher workover costs of $16.5 million and higher variable costs of $5.7 million, partially offset by a decrease in fixed costs of $6.0 million and a decrease in operating costs from our non-operated assets of $1.6 million quarter over quarter. The same factors contributed to an increase in LOE per Boe, which increased $0.28 per Boe quarter over quarter to $10.56 per Boe for the three months ended September 30, 2026.
Gathering, processing and transportation expenses. GPT expenses increased $18.8 million to $81.6 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The increase was primarily due to an $18.5 million change in the non-cash valuation adjustment on our cumulative pipeline imbalance position quarter over quarter. Excluding the non-cash valuation adjustment, GPT expenses decreased $0.06 per Boe quarter over quarter to $2.77 per Boe for the three months ended September 30, 2026 primarily due to lower NGL gathering, processing and transportation fees.
Purchased oil and gas expenses. Purchased oil and gas expenses decreased $375.5 million to $296.2 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. This decrease was primarily due to a decrease in the volume of crude oil purchased coupled with lower crude oil prices quarter over quarter.

Production taxes. Production taxes decreased $10.0 million to $115.8 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026 primarily due to lower crude oil revenues quarter over quarter. The production tax rate as a percentage of crude oil, NGL and natural gas revenues of 8.2% for the three months ended September 30, 2026 decreased from 8.4% for the three months ended June 30, 2026 primarily due to lower crude oil revenues quarter over quarter coupled with natural gas comprising a larger percentage of total sales relative to the prior quarter.
Depreciation, depletion and amortization. DD&A expense decreased $18.5 million to $390.7 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The decrease was primarily due to a reduced depletion expense of $26.7 million due to a lower depletion rate quarter over quarter primarily driven by an increase in reserves due to higher commodity prices, coupled with a $2.0 million decrease resulting from the Marcellus Shale assets classified as held for sale, partially offset by higher production volumes of $10.3 million.
General and administrative expenses. G&A expenses increased $2.1 million to $32.0 million for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026. The increase was primarily attributable to a quarter over quarter increase in equity-based compensation expenses due to the impact of our stock price on the fair value of our liability-based awards.
Derivative instruments. We recorded a $246.0 million loss on derivative instruments for the three months ended September 30, 2026, which included an unrealized loss of $197.3 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted oil commodity prices, coupled with a realized loss on settled commodity derivative contracts of $48.7 million. During the three months ended June 30, 2026, we recorded a $107.9 million net gain on derivative instruments, which included an unrealized gain of $201.0 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices, partially offset by a realized loss on settled commodity derivative contracts of $93.1 million.
Investment in equity securities. We recorded a $7.2 million gain related to our investment in Energy Transfer LP (“Energy Transfer”) for the three months ended September 30, 2026, which included an unrealized gain of $4.7 million as a result of an increase in the fair value of the investment during the quarter, coupled with a gain of $2.5 million for a cash distribution from Energy Transfer during the quarter. During the three months ended June 30, 2026, we recorded a $1.1 million net gain related to our investment in Energy Transfer, which included a gain of $2.4 million for a cash distribution from Energy Transfer during the quarter, partially offset by an unrealized loss of $1.3 million as a result of a decrease in the fair value of the investment during the quarter.
Income tax expense. Our effective tax rate was recorded at 26.1% and 23.6% of pre-tax income for the three months ended September 30, 2026 and June 30, 2026, respectively. The effective tax rate for each of the three months ended September 30, 2026 and June 30, 2026 was higher than the statutory federal rate of 21% primarily as a result of state income taxes.
Nine months ended September 30, 2026 as compared to nine months ended September 30, 2025
Lease operating expenses. LOE increased $56.6 million to $795.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to higher workover costs of $29.0 million, increased activity and operating costs from our non-operated assets of $26.2 million and higher variable costs of $7.6 million, partially offset by lower fixed costs of $6.2 million. The same factors contributed to an increase in LOE per Boe, which increased $0.50 per Boe period over period to $10.24 per Boe for the nine months ended September 30, 2026.
Gathering, processing and transportation expenses. GPT expenses decreased $9.1 million to $211.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily due to lower natural gas and NGL gathering, processing and transportation fees of $11.2 million coupled with a $7.0 million change in the non-cash valuation adjustment on our cumulative pipeline imbalance position period over period, partially offset by an increase in crude oil transportation fees of $9.0 million period over period. Excluding the non-cash valuation adjustment, GPT expenses decreased $0.09 per Boe period over period to $2.80 per Boe for the nine months ended September 30, 2026 primarily due to lower natural gas and NGL gathering, processing and transportation fees.
Purchased oil and gas expenses. Purchased oil and gas expenses increased $793.6 million to $1,477.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily due to an increase in the volume of crude oil purchased period over period, coupled with increased crude oil prices over the same period.
Production taxes. Production taxes increased $105.3 million to $328.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily due to higher crude oil revenues period over period, coupled with a $19.9 million decrease in refunds period over period related to certain North Dakota wells receiving an extraction tax exemption. These same factors also drove the production tax rate as a percentage of crude oil, NGL and natural gas revenues to increase from 7.4% for the nine months ended September 30, 2025 to 8.1% for the nine months ended September 30, 2026.

Depreciation, depletion and amortization. DD&A expense increased $82.5 million to $1,184.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by additional depletion expense of $58.9 million due to a higher depletion rate period over period, coupled with increased production volumes of $28.2 million period over period, partially offset by a decrease in accretion expense of $2.3 million period over period and a $2.0 million decrease as a result of the Marcellus Shale assets classified as held for sale. The depletion rate increased $0.77 per Boe period over period to $14.88 per Boe for the nine months ended September 30, 2026 primarily due to a decrease in proved developed reserves period over period.
General and administrative expenses. G&A expenses increased $6.6 million to $99.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $8.1 million in equity-based compensation expenses, an increase of $5.2 million in employee compensation costs and higher current expected credit losses of $3.8 million period over period, partially offset by merger-related costs of $8.1 million incurred during 2025 related to the arrangement agreement we entered into to acquire Enerplus Corporation during 2024 and a decrease of $2.4 million primarily attributable to various other G&A cost savings period over period.
Impairment and exploration. There were no significant impairment charges during the nine months ended September 30, 2026. As a result of a decrease in the price of our common stock during the nine months ended September 30, 2025, which was impacted by a decline in crude oil and natural gas prices over that same period, we recorded an impairment charge on our goodwill of $539.3 million for the nine months ended September 30, 2025.
Gain (loss) on sale of assets, net. During the nine months ended September 30, 2025, we recorded a net gain on sale of assets of $4.6 million, primarily related to the divestiture of certain non-core oil and gas properties.
Derivative instruments. During the nine months ended September 30, 2026, we recorded a $379.6 million loss on derivative instruments, which included an unrealized loss of $219.3 million related to the change in fair value of our commodity derivative contracts primarily driven by an upward shift in the futures curve for forecasted oil commodity prices, coupled with a realized loss of $160.3 million on settled commodity derivative contracts. During the nine months ended September 30, 2025, we recorded an $82.7 million gain on derivative instruments, which was comprised of an $80.8 million gain associated with our commodity derivative contracts and an unrealized gain of $1.9 million associated with a contract that includes contingent consideration. The $80.8 million gain on commodity derivative contracts included an unrealized gain of $47.2 million related to the change in fair value of our commodity derivative contracts primarily driven by a downward shift in the futures curve for forecasted commodity prices and a realized gain of $33.6 million on settled commodity derivative contracts.
Investment in equity securities. We recorded a $31.2 million gain related to our investment in Energy Transfer for the nine months ended September 30, 2026, which included an unrealized gain of $23.8 million as a result of an increase in the fair value of the investment during the period, coupled with a gain of $7.4 million for cash distributions from Energy Transfer during the period. For the nine months ended September 30, 2025, we recorded a net loss of $10.5 million related to our investment in Energy Transfer, which included an unrealized loss of $17.6 million as a result of a decrease in the fair value of the investment during the period, partially offset by a gain of $7.1 million for cash distributions from Energy Transfer during the period.
Interest expense, net of capitalized interest. Interest expense increased $26.7 million to $80.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase is primarily due to additional interest expense period over period on our senior unsecured notes of $45.4 million as a result of the issuance of the 2033 Senior Notes (defined below) and the 2030 Senior Notes (defined below) during 2025. This increase was partially offset by an $11.0 million decrease in interest expense on the Credit Facility (defined below) period over period and a $7.7 million decrease resulting from the repayment of the 2026 Senior Notes (defined below) during March 2025. For the nine months ended September 30, 2026, the weighted average borrowings outstanding under the Credit Facility were $1.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 7.50%. During the nine months ended September 30, 2025, the weighted average borrowings outstanding under the Credit Facility were $283.4 million, and the weighted average interest rate incurred on the outstanding borrowings was 6.51%.
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
Other income, net. Other income, net, increased $8.0 million to $14.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to interest income associated with the average cash balance in our money market account.

Income tax expense. Our effective tax rate was recorded at 20.6% and 131.3% of pre-tax income for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate for the nine months ended September 30, 2026 was lower than the statutory federal rate of 21% primarily as a result of the identification of an error in the tax provision for the three and six months ended June 30, 2025 pertaining to the impact of goodwill impairment on our deferred taxes on unremitted earnings. As a result, we recognized an additional income tax benefit of $41.8 million during the nine months ended September 30, 2026, with a corresponding decrease to deferred tax liabilities. The effective tax rate for the nine months ended September 30, 2025 was higher than the statutory federal rate of 21% primarily as a result of the impact of the goodwill impairment charge recorded during the second quarter of 2025.
Liquidity and Capital Resources
As of September 30, 2026, we had $2,774.4 million of liquidity available, including $1,969.7 million of aggregate unused borrowing base capacity available under the Credit Facility (defined below) and $804.7 million in cash and cash equivalents. During the nine months ended September 30, 2026, our primary sources of liquidity were from cash flows from operations, available borrowing base capacity under the Credit Facility, and cash on hand. During the same period, our primary liquidity requirements were capital expenditures for the development of oil and gas properties, share repurchases, dividend payments, and working capital requirements.
Our cash flows depend on many factors, including the price of crude oil, NGL and natural gas and the success of our development and exploration activities as well as future acquisitions. Our material cash requirements from known obligations include repayment of outstanding borrowings and interest payment obligations related to our long-term debt, obligations to plug, abandon and remediate our oil and gas properties at the end of their productive lives, payment of income taxes, obligations associated with outstanding commodity derivative contracts that settle in a loss position and obligations associated with our leases. In addition, we have announced a return of capital plan pursuant to which we intend to return capital to stockholders through dividend payouts, supplemented by opportunistic share repurchases. On a quarterly basis, we pay a commitment fee on the unused revolving commitments and fees calculated on the average amount of letter of credit balances outstanding during the quarter.
Capital availability is affected by prevailing conditions in our industry, the global economy, the global banking and financial markets, stakeholder scrutiny of sustainability matters and other factors, many of which are beyond our control. The uncertain path of future interest rates creates additional economic uncertainty. During the first half of 2026, higher energy and commodity prices contributed to a renewed rise in U.S. inflation, which contributed to the U.S. Federal Reserve’s decision to raise its benchmark interest rate during the three months ended September 30, 2026. The potential for such rates to increase further or to decrease or to remain elevated for an extended period of time creates additional economic uncertainty. Although we are unable to predict future interest rates, any resulting disruption to the broader economy and financial markets may reduce our ability to access capital or result in such capital being available on less favorable terms, which could in the future negatively affect our liquidity. We believe, however, we have adequate liquidity to fund our capital expenditures and meet our contractual obligations during the next 12 months and the foreseeable future.
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

Commitments. We also have contracts which include provisions for the delivery, transport or purchase of a minimum volume of crude oil, NGL, natural gas and water within specified time frames, the majority of which are five years or less. Under the terms of these contracts, if we fail to deliver, transport or purchase the committed volumes we will be required to pay a deficiency payment for the volumes not tendered over the duration of the contract. The estimable future commitments under these agreements were $514.8 million as of September 30, 2026. We believe that for the substantial majority of these agreements our future production will be adequate to meet our delivery commitments or that we will be able to purchase sufficient volumes of crude oil, NGL and natural gas from third parties to satisfy our minimum volume commitments. See “Item 1. Financial Statements (Unaudited)—Note 17—Commitments and Contingencies” and “Item 8. Financial Statements and Supplementary Data—Note 20—Commitments and Contingencies” in our 2025 Annual Report for additional information on our volume delivery commitments.
Long-term debt
Our long-term debt consists of a senior secured revolving line of credit that is generally used to support our working capital requirements, $750.0 million of 6.000% senior unsecured notes and $750.0 million of 6.750% senior unsecured notes.
Senior secured revolving line of credit. As of September 30, 2026, we had a senior secured revolving credit facility (as subsequently amended, the “Credit Facility”) with a borrowing base of $2.75 billion and an aggregate amount of elected commitments of $2.0 billion that was previously due November 3, 2029. We had no borrowings outstanding and $30.3 million of outstanding letters of credit, resulting in an unused borrowing base capacity of $1,969.7 million as of September 30, 2026. Additionally, we are permitted to incur term loans in addition to the revolving loans provided under the Credit Facility. We were in compliance with the financial covenants in the Credit Facility at September 30, 2026. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information.
For the nine months ended September 30, 2026, the weighted average interest rate incurred on borrowings under the Credit Facility was 7.50% compared to 6.51% for the nine months ended September 30, 2025.
In October 2026, we entered into an eighth amendment (the “Eighth Amendment”) to the Credit Facility. Pursuant to the Eighth Amendment, the maturity date was extended from November 3, 2029 to October 30, 2031, subject to an earlier springing maturity tied to the 2030 Senior Notes (defined below) if they are not earlier substantially repaid, and certain other amendments were made to baskets and thresholds and certain other provisions were updated to reflect current market practice, all as more fully discussed in “Part II, Item 5. Other Information” below. In connection with entry into the Eighth Amendment, the semi-annual redetermination of the Company’s borrowing base was completed in October 2026, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. The Credit Facility’s borrowing base is subject to redetermination semi-annually, on or about April 1 and October 1, with the next redetermination scheduled for April 1, 2027.
Senior unsecured notes. As of September 30, 2026, we had $750.0 million of 6.000% senior unsecured notes (the “2030 Senior Notes”) that mature on October 1, 2030 and $750.0 million of 6.750% senior unsecured notes (the “2033 Senior Notes”) that mature on March 15, 2033. Interest on the 2030 Senior Notes is payable semi-annually on April 1 and October 1 of each year, and interest on the 2033 Senior Notes is payable semi-annually on March 15 and September 15 of each year. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information.

Cash Flows
Our cash flows for the nine months ended September 30, 2026 and 2025 are presented below:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$2,405,005	$1,635,670
Net cash used in investing activities	(1,145,506)	(1,050,383)
Net cash provided by (used in) financing activities	(644,317)	6,971
Increase in cash and cash equivalents	$615,182	$592,258
Cash flows provided by operating activities
Our net cash flows provided by operating activities are primarily impacted by commodity prices, production volumes and operating costs. Net cash provided by operating activities was $2,405.0 million for the nine months ended September 30, 2026. The increase in net cash provided by operating activities of $769.3 million as compared to the nine months ended September 30, 2025 was primarily due to an increase in crude oil, NGL and natural gas revenues primarily due to higher crude oil, NGL and natural gas average realized prices and working capital changes, partially offset by increases in our production taxes and LOE. See “Results of Operations” above for additional information.
Working Capital. Our working capital is primarily impacted by the factors discussed above, coupled with the timing of cash receipts and disbursements. Changes in working capital (as reflected in the Condensed Consolidated Statements of Cash Flows) increased net cash flows from operating activities by $13.4 million during the nine months ended September 30, 2026 and increased net cash flows from operating activities by $1.0 million during the nine months ended September 30, 2025. Changes in working capital associated with our capital expenditure activities and settlements of outstanding commodity derivative instruments impact our cash flows from investing activities.
The Credit Facility includes a requirement that we maintain a Current Ratio (as defined in the Credit Facility) of no less than 1.0 to 1.0 as of the last day of any fiscal quarter. For purposes of the Current Ratio, the Credit Facility’s definition of total current assets includes unused commitments under the Credit Facility, which were $1,969.7 million at September 30, 2026, and excludes current hedge assets, which were $0.3 million at September 30, 2026. For purposes of the Current Ratio, the Credit Facility’s definition of total current liabilities excludes current hedge liabilities, of which there were $163.5 million at September 30, 2026.
Cash flows used in investing activities
For the nine months ended September 30, 2026, net cash used in investing activities of $1,145.5 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $1,097.3 million, settlement of derivative contracts of $117.3 million and acquisitions and leasehold costs of $10.7 million, partially offset by the deposit received for the Marcellus Shale held for sale assets of $55.0 million in the third quarter of 2026 and receipt of the 2025 contingent consideration earn-out payment of $25.0 million received in the first quarter of 2026. For the nine months ended September 30, 2025, net cash used in investing activities of $1,050.4 million was primarily attributable to capital expenditures incurred to develop our oil and gas properties of $1,044.8 million, a deposit paid for the 2025 Williston Basin Acquisition of $55.0 million and acreage purchased in the Williston Basin of $27.4 million, partially offset by the settlement of derivative contracts of $32.0 million, the receipt of the 2024 contingent consideration earn-out payment of $25.0 million and proceeds from divestitures of certain non-core oil and gas properties of $10.7 million.
Cash flows provided by (used in) financing activities
For the nine months ended September 30, 2026, the net cash used in financing activities of $644.3 million was primarily attributable to payments to repurchase our common stock of $418.7 million, dividends paid to shareholders of $219.1 million, and repayments under the Credit Facility of $85.0 million, partially offset by borrowings under the Credit Facility of $85.0 million. For the nine months ended September 30, 2025, net cash provided by financing activities of $7.0 million was primarily attributable to proceeds from the issuance of the 2030 Senior Notes and the 2033 Senior Notes of $1,500.0 million. These sources of cash were partially offset by repayments under the Credit Facility of $4,132.0 million, partially offset by borrowings of $3,687.0 million, resulting in net repayments under the Credit Facility of $445.0 million, repayments of the 2026 Senior Notes totaling $401.4 million, payments to repurchase our common stock of $357.8 million, dividends paid to shareholders of $243.4 million, payments for income tax withholdings on vested equity-based compensation awards of $22.1 million and payment of debt issuance costs of $21.9 million primarily in connection with the issuance of the 2030 Senior Notes and 2033 Senior Notes.

Capital Expenditures
Our capital expenditures are summarized in the following table for the periods presented:

	Three Months Ended			Nine Months Ended
	March 31, 2026	June 30, 2026	September 30, 2026	September 30, 2026
	(In thousands)
E&P(1)	$330,571	$402,316	$370,594	$1,103,481
Midstream	14,203	14,241	9,966	38,410
Other(2)	113	191	1,247	1,551
Capitalized interest	933	899	863	2,695
Total capital expenditures(3)	$345,820	$417,647	$382,670	$1,146,137
__________________
(1)E&P capital expenditures include approximately $4.5 million and $8.2 million of non-operated capital expenditures related to certain non-operated divested assets that were reimbursable for the three and nine months ended September 30, 2026, respectively.
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
Acquisitions
Acquisitions and leasehold costs were $3.5 million and $12.2 million for the three and nine months ended September 30, 2026, respectively.
Dividends
On November 4, 2026, we declared a base cash dividend of $1.30 per share of common stock. The dividend will be payable on December 7, 2026 to shareholders of record as of November 19, 2026. See “Item 1. Financial Statements (Unaudited)—Note 15—Stockholders’ Equity” for additional information.
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
Share Repurchase Program
During the nine months ended September 30, 2026, we repurchased 3,173,566 shares of common stock at a weighted average price of $133.33 per common share for a total cost of $423.1 million under our $1.0 billion share repurchase program authorized by our Board of Directors in August 2025. As of September 30, 2026, there was $529.0 million of capacity remaining under this share repurchase program.
During the nine months ended September 30, 2025, we repurchased 3,388,561 shares of common stock under a previous share repurchase program at a weighted average price of $104.61 per common share for a total cost of $354.5 million.
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
The fair value of our unrealized crude oil derivative positions at September 30, 2026 was a net liability position of $163.6 million. A 10% increase in crude oil prices would increase the fair value of this unrealized derivative liability position by approximately $158.8 million, while a 10% decrease in crude oil prices would reduce the fair value of this unrealized derivative liability position by approximately $147.9 million. The fair value of our unrealized natural gas derivative positions at September 30, 2026 was a net asset position of $20.5 million. A 10% increase in natural gas prices would reduce the fair value of this unrealized derivative asset position by approximately $10.8 million, while a 10% decrease in natural gas prices would increase the fair value of this unrealized derivative asset position by approximately $4.4 million. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions and Commodity Prices,” for further discussion on the commodity price environment. See “Item 1. Financial Statements (Unaudited)—Note 6—Derivative Instruments” for additional information regarding our derivative instruments.
Interest rate risk. At September 30, 2026, we had $750.0 million of senior unsecured notes at a fixed interest rate of 6.000% per annum and $750.0 million of senior unsecured notes at a fixed interest rate of 6.750% per annum. At September 30, 2026, we had no borrowings and $30.3 million of outstanding letters of credit issued under the Credit Facility. Borrowings under the Credit Facility are subject to varying rates of interest based on (i) the total outstanding borrowings (including the value of all outstanding letters of credit) in relation to the borrowing base and (ii) whether the loan is a Term SOFR Loan, an ABR Loan or a Swingline Loan (each as defined in the Credit Facility). As of September 30, 2026, there were no borrowings outstanding under our Credit Facility; therefore, a 100-basis point increase in interest rates would have no impact on our annual interest expense. See “Item 1. Financial Statements (Unaudited)—Note 11—Long-Term Debt” for additional information on the interest incurred on the Credit Facility.
We do not currently, but may in the future, utilize interest rate derivatives to mitigate interest rate exposure in an attempt to reduce interest rate expense related to debt issued under the Credit Facility. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.
Counterparty and customer credit risk. Joint interest receivables arise from billing entities which own partial interest in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we choose to drill. We have limited ability to control participation in our wells. For the nine months ended September 30, 2026, our current expected credit losses on joint interest receivables were $2.4 million.

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
Item 4. — Controls and Procedures
Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), our principal executive officer, and our Chief Financial Officer (“CFO”), our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer purchases of equity securities. The following table contains information about our acquisition of equity securities during the three months ended September 30, 2026:

Period	Total Number of Shares Exchanged or Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Be Purchased Under the Plans or Programs(2)
July 1 – July 31, 2026	499,445	$127.12	499,445	$670,548,600
August 1 – August 31, 2026	350,752	140.49	347,973	621,660,928
September 1 – September 30, 2026	662,738	139.74	662,738	529,048,992
Total	1,512,935	$135.75	1,510,156
___________________
(1)During the third quarter of 2026, we withheld 2,779 shares of common stock to satisfy tax withholding obligations upon vesting of certain equity-based awards.
(2)In August 2025, our Board of Directors authorized a new share repurchase program covering up to $1.0 billion of common stock with no expiration date. During the third quarter of 2026, we repurchased 1,510,156 shares of our common stock at a weighted average price of $135.74 per common share for a total cost of $205.0 million, excluding accrued excise tax of $2.0 million, under this share repurchase program.

Item 5. — Other Information
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement.” of Form 8-K.
Amendment to Credit Facility
On October 30, 2026, the Company entered into an eighth amendment (the “Eighth Amendment”) to that certain Amended and Restated Credit Agreement dated as of July 1, 2022, by and among the Company, Oasis Petroleum North America LLC, a Delaware limited liability company, Wells Fargo Bank, N.A., as administrative agent, and the other parties party thereto (the “Credit Facility”). In connection with entry into the Eighth Amendment, the semi-annual redetermination of the Company’s borrowing base under the Credit Agreement was completed on October 30, 2026, which reaffirmed the borrowing base and the aggregate elected commitment at $2.75 billion and $2.0 billion, respectively. Pursuant to the Eighth Amendment, the maturity date of the Credit Facility was extended from November 3, 2029 to October 30, 2031, subject to a springing maturity date that is 91 days prior to the scheduled maturity date of the 2030 Senior Notes if, on such date, (i) more than $100.0 million in aggregate principal amount of the 2030 Senior Notes remains outstanding (excluding any 2030 Senior Notes that have been satisfied and discharged or defeased) and (ii) the utilization of the total revolving commitments under the Credit Facility, calculated on a pro forma basis, exceeds 80%. The Eighth Amendment also increased thresholds and caps with respect to certain ratios and added a new basket. Additionally, certain other provisions were updated to reflect current market practice.
The foregoing description of the Eighth Amendment to the Credit Agreement is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Eighth Amendment, which is attached hereto as Exhibit 10.1 and incorporated by reference into this Item 5.
Rule 10b5-1 trading arrangements.
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. — Exhibits

Exhibit No.	Description of Exhibit

10.1(a)	Eighth Amendment to the Amended and Restated Credit Agreement, dated as of October 30, 2026, by and among Chord Energy Corporation, Oasis Petroleum North America LLC, Wells Fargo Bank, N.A., and the other parties party thereto.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Label Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

104(a)	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________
(a)Filed herewith.
(b)Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHORD ENERGY CORPORATION

Date:	November 5, 2026	By:	/s/ Michael H. Lou
Michael H. Lou
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard N. Robuck
Richard N. Robuck
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)

By:	/s/ Lara J. Kroll
Lara J. Kroll
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)